Form 10-Q
period 1996-06-30
ASTA FUNDING INC
filed 1996-08-08
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26906
                        -------

                               ASTA FUNDING, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

- --------------------------------------------------------------------------------
         DELAWARE                                               22-3388607
         --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

               210 SYLVAN AVE., ENGLEWOOD CLIFFS, NEW JERSEY 07632
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  201-567-5648
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
                -------------------------------------------------

                    (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1996 the registrant had 4,460,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____ No __X__

                            Form 10-QSB June 30, 1996
                               Asta Funding, Inc.

                                      INDEX

Part I. Financial Information

            Item 1. Financial Statements

                    Balance sheets as of  June 30, 1996 and September 30, 1995

                    Statements of operations for the three and nine month periods ended June 30, 1996 and June 30, 1995

                    Statements of cash flows for the three and nine month periods ended June 30, 1996 and June 30, 1995

                    Notes to financial statements

            Item 2. Management's Discussion and Analysis or Plan of Operation

Part II. Other Information

            Item 6. Exhibits and Reports on Form 8-K

            Signatures

Part 1. Financial Information

Item 1. Financial Statements


Asta Funding, Inc.

Balance Sheet

                                                                  June 30,                    September 30,
                                                               ------------------------------------------------
                                                                    1996                           1995
                                                                  Unaudited

Assets
Cash                                                            $           64                 $       214,391
Loans receivable, net                                               17,870,520                       4,220,039
Accrued interest receivable                                            261,663                          56,500
Furniture and equipment, net                                            65,705                          34,603
Deferred offering costs                                                                                 97,631
Deferred taxes                                                         178,300                          50,300
Due from stockholder                                                                                    16,960
Repossessed automobiles                                                483,565                          78,219
Other assets                                                           277,780                          66,554

                                                               ----------------             -------------------
                                                                   $19,137,597                 $     4,835,197
                                                               ================             ===================


Liabilities and Stockholders' Equity
Liabilities
Bank overdraft                                                   $     336,730                 $       106,785
Accounts payable and accrued expenses                                  255,887                          81,181
Income taxes payable                                                   345,750                                 -
Due to stockholder                                                      48,893                                 -
Advances under a line of credit                                     11,098,065                       3,664,140

                                                               ----------------             -------------------
                                                                   $12,085,325                 $     3,852,106
                                                               ----------------             -------------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
4,460,000 and 3,080,000, respectively                            $      44,600                $         30,800
Additional paid-in capital                                           6,659,771                         974,200
Retained earnings (accumulated deficit)                                347,901                         (21,909)

                                                               ----------------             -------------------
                                                                  $  7,052,272                 $       983,091

                                                               ----------------             -------------------

                                                                   $19,137,597                 $     4,835,197
                                                               ================             ===================

See accompanying notes to the financial statements

Asta Funding, Inc.

Statements of Operations
Unaudited

                                                            Three Months Ended               Nine Months Ended
                                                                  June 30,                        June 30,
                                                           1996             1995            1996            1995
                                                       -------------------------------  ------------------------------

Interest income                                         $    1,082,314     $     171,094   $  2,371,977    $     220,441

                                                        --------------    --------------   -------------   -------------

Expenses:
General and administrative                                     447,220           131,804        993,127          184,141
Provision for credit losses                                    130,500            49,000        388,900           77,000
Interest                                                       158,921            24,127        371,008           24,534


                                                        --------------    --------------   -------------   -------------

Income (loss) before income taxes                       $      345,673    $      (33,837)  $    618,942   $      (65,234)

                                                        --------------    --------------   -------------   -------------

Income taxes                                                   138,131             2,000        249,133  $         2,000


                                                        --------------    --------------  --------------  --------------
Net income (loss)                                       $      207,542    $      (35,837) $     369,809   $      (67,234)
                                                        ==============    ==============  ==============  ==============




Net income (loss) per share                             $         0.06    $        (0.02   $         0.11  $       (0.03)
                                                        ==============    ==============   ==============  =============


Weighted average number of shares
      outstanding                                            3,629,712        2,199,760        3,371,259       2,199,760
                                                        ==============    ==============   ==============  =============


See accompanying notes to the financial statements

Asta Funding, Inc.

Statements of Cash Flows
Unaudited

                                                             Three Months Ended               Nine Months Ended
                                                                  June 30,                        June 30,
                                                           1996             1995            1996            1995
                                                       -------------------------------  ------------------------------

Cash flows from operating activities:
  Net income (loss)                                     $      207,542    $     (35,837)  $    369,809   $     (67,234)
  Adjustments to net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization                               38,932            1,732         89,066           1,732
    Provision for doubtful accounts                            130,500           49,000        388,900          77,000
    Expenses advanced by stockholder                            25,619          110,447         61,898         149,171
    Deferred tax benefit                                       (38,000)               -       (128,000)             -
    Changes in operating assets and liabilities:
       Accrued interest receivable                            (109,541)         (24,772)      (205,164)        (35,172)
       Other assets                                            (46,659)         (18,255)      (234,982)        (18,255)
       Accounts payable and accrued expenses                   326,260           (1,787)       520,453          23,000
                                                        --------------   --------------   ------------   --------------
           Net cash provided by operating activities           534,653           80,528        861,980         130,242

Cash flows from investing activities:
    Loans originated                                        (9,528,494)      (1,984,242)   (18,156,889)     (2,846,112)
    Loans repaid                                             1,644,885           236,373     3,676,826         300,535
    Purchases of furniture and equipment                       (26,329)          (2,550)       (35,452)         (2,550)
                                                        --------------   --------------   ------------   --------------
            Net cash used in investing activities           (7,909,938)      (1,750,419)   (14,515,515)     (2,548,127)

Cash flows from financing activities:
    Issuance of common stock                                         -               54      5,699,371              54
    Due to/from stockholder                                    (25,619)       1,730,454        (21,664)      2,505,385
    Deferred offering costs                                          -          (40,000)        97,631         (40,000)
    Advances under line of credit                            6,400,000                -      7,433,925               -
    Increase in bank overdraft                                 336,730                -        229,945               -
                                                        --------------   --------------   ------------   --------------
            Net cash provided by financing activities        6,711,111        1,690,508     13,439,208        2,465,439
                                                        --------------   --------------   ------------   --------------

Increase (decrease) in cash                                   (664,174)          20,617       (214,327)          47,554
Cash at beginning of period                                    664,238           (4,004)       214,391                -
                                                        --------------   --------------   ------------   --------------

Cash at end of period                                   $           64   $       16,613   $         64   $       47,554
                                                        ==============   ==============   ============   ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period
                                                        --------------   --------------   ------------   --------------
         Interest                                      $       116,758   $        1,149   $    295,844   $        1,149
                                                        ==============   ==============   ============   ==============
         Income taxes                                  $         8,750   $                $     26,250   $            -
                                                        ==============   ==============   ============   ==============

See accompanying notes to the financial statements

                               Asta Funding, Inc.
                          Notes to Financial Statements

Note 1: Basis of  Presentation

The Company is engaged in the business of purchasing and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") financing the purchase of primarily used automobiles. The Company was formed July 7, 1994. However, activity did not commence until October 1994. The Company's fiscal year end is September 30.

The balance sheet as of June 30, 1996, the statements of operations for the three and nine month periods ended June 30, 1996 and 1995, and the statements of cash flows for the three and nine month periods ended June 30, 1996 and 1995, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and September 30, 1995, and the results of operations and cash flows for the three and nine month periods ended June 30, 1996 and 1995 have been made. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB filing for the fiscal year ended September 30, 1995.

Note 2: Loans Receivable

The Contracts which the Company purchases from dealers provide for finance charges of between 18.9% and 29.9%. Each Contract provides for full amortization, equal monthly payments and can be prepaid by the borrower at any time without penalty. The Company generally purchases Contracts from dealers at a discount from the amount financed under the Contract.

Note 3: Interest Income

Interest income on loans is recognized using the interest method. Accrual of interest income on loans receivable is suspended when a loan is contractually delinquent more than 30 days.

Note 4: Initial Public Offering

On November 17, 1995, the Company, in its initial public offering, sold 1,200,000 shares of its common stock. Proceeds, net of expenses of the offering, were approximately $4,400,000. Additionally, the underwriter received warrants to purchase shares of common stock at $6.50 per share. An additional 180,000 shares were sold on December 1, 1995 pursuant to the offering for approximately $800,000 net of expenses.

                               Asta Funding, Inc.
        Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Asta Funding, Inc. (the "Company") is engaged in the business of purchasing and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") financing the purchase primarily of used automobiles. The Company was formed July 7, 1994 and purchased its first Contract in October 1994.

The Company's Contracts are entered into between Dealers and purchasers of automobiles ("Sub-Prime Borrowers") who may have limited credit histories, low incomes or past credit problems and, therefore, are generally unable to obtain credit from traditional sources of automobile financing such as commercial banks, savings and loan associations or credit unions. Sub-Prime Borrowers typically pay a higher rate of interest than do prime borrowers utilizing traditional financing sources.

The Company generates revenue, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on the Contracts.

Results of operations

The three month period ended June 30, 1996, compared to the three month period ended June 30, 1995

Revenues. During the three months ended June 30, 1996, interest income increased $911,220 compared to the three month period ended June 30, 1995. The increase in interest income is due to the Company's significant expansion of Contracts purchased and serviced. During the three month period ended June 30, 1996, the Company purchased 1026 Contracts from Dealers, compared to 237 in the three month period ended June 30, 1995.

Expenses. During the three month period ended June 30, 1996, general and administrative expenses increased $315,416 compared to the three month period ended June 30, 1995. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's increase in volume of purchasing and servicing Contracts.

Interest expense increased $134,794 and represented 21.6% of total expenses for the period ended June 30, 1996. The majority of interest expense consisted of interest accrued and/or paid on the Company's credit line facility.

During the three month period ended June 30, 1996, the provision for losses on Contracts purchased increased $81,500 and represented 17.7% of total expenses. The increase in the provision reflects the Company's increase in volume when compared to the same period last year.

Nine month period ended June 30, 1996, compared to the nine month period ended June 30, 1995

Revenues. During the nine months ended June 30, 1996, interest income increased $2,151,536 compared to the nine month period ended June 30, 1995. The increase in interest income is due to the Company's significant expansion of Contracts purchased and serviced. During the nine month period ended June 30, 1996, the Company purchased 1993 Contracts from Dealers, compared to 394 in the nine month period ended June 30, 1995.

Expenses. During the nine month period ended June 30, 1996, general and administrative expenses increased $811,986 as compared to the nine month period ended June 30, 1995. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's increase in volume of purchasing and servicing Contracts.

Interest expense increased $346,474 and represented 21.1% of total operating expenses for the period ended June 30, 1996. The majority of interest expense consisted of interest accrued and/or paid on the Company's credit line facilities.

During the nine month period ended June 30, 1996, the provision for losses on Contracts purchased increased $311,900 and represented 22.2% of total expenses. The increase in the provision reflects the Company's increase in volume when compared to the same period last year.

Liquidity and Capital Resources

The funds necessary to support the Company's purchasing of Contracts have been provided primarily from its initial public offering, bank borrowings under lines of credit and contributed capital from the majority stockholder. At June 30, 1996, advances under the line of credit aggregated $11,098,065 and bear interest at the prime rate plus 1%.

In November 1995, the Company entered into a two-year credit facility with a bank under which the Company can borrow the lesser of the advance rate (between 70% and 80% of eligible loans receivable) and $15 million.

In May 1996, the Company entered into an agreement with Greenwich Capital Markets, Inc. that provides a committed forty-eight month securitization program totaling $200 million of sub-prime auto receivables.

In June 1996, the Company was discussing the terms of an increase in its credit facility to $25 million and an increase in the advance rate on certain loans. The increase in the advance rate would be conditioned upon the majority stockholder investing $750,000 as subordinated debt in the Company. The terms of this investment have not been finalized.

The Company experienced significant asset growth during the quarter. Total assets grew to $19,137,597 reflecting a very active period of Contract purchases. The Company also completed an initial public offering in December 1995 increasing its equity by approximately $5,200.000.

The Company anticipates the funds available under the credit facility, the subordinated debt investment from the majority stockholder, the proceeds from the sale of Contracts and cash from operations will be sufficient to satisfy the Company's cash requirements for at least the next 12 months, assuming that the Company has the means by which to sell its Contracts. If the Company's available cash otherwise proves to be insufficient to fund operations (because of changes in the industry, economic conditions or other factors), the Company may be required to seek additional financing.

The Company does not anticipate any need for significant capital expenditures in connection with the expansion of its business for at least 12 months.

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 1996

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits - None

b. Reports on Form 8-K - None.

                               Asta Funding, Inc.
                            Form 10-QSB July 30, 1996

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ASTA FUNDING, INC.
                       (Registrant)

Date: July 31, 1996    By: /s/ Gary Stern
                           ----------------------------------------------
                           Gary Stern, President, Chief Executive Officer (Principal Executive Officer)

Date: July 31, 1996    By: /s/ Mitchell Herman
                           -----------------------------------------------
                           Mitchell Herman, Chief Financial Officer
                           (Principal Financial Officer and Principal
                            Accounting Officer)