Form 10QSB/A
period 1996-06-30
ASTA FUNDING INC
filed 1996-12-10
CIK 1001258

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

Commission file number: 0-26906
                        -------

                               ASTA FUNDING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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
                                                               ================             ===================

See accompanying notes to the financial statements

Asta Funding, Inc.

Statements of Operations
Unaudited

                                                            Three Months Ended               Nine Months Ended
                                                                  June 30,                        June 30,
                                                           1996             1995            1996            1995
                                                       -------------------------------  ------------------------------

Interest income                                         $    1,082,314     $     171,094   $  2,371,977    $     220,441

                                                        --------------    --------------   -------------   -------------

Expenses:
General and administrative                                     447,220           131,804        993,127          184,141
Provision for credit losses                                    130,500            49,000        388,900           77,000
Interest                                                       158,921            24,127        371,008           24,534


                                                        --------------    --------------   -------------   -------------

Income (loss) before income taxes                       $      345,673    $      (33,837)  $    618,942   $      (65,234)

                                                        --------------    --------------   -------------   -------------

Income taxes                                                   138,131             2,000        249,133  $         2,000


                                                        --------------    --------------  --------------  --------------
Net income (loss)                                       $      207,542    $      (35,837) $     369,809   $      (67,234)
                                                        ==============    ==============  ==============  ==============




Net income (loss) per share                             $         0.06    $        (0.02) $        0.11   $        (0.03)
                                                        ==============    ==============  ==============  ==============


Weighted average number of shares
      outstanding                                            3,629,712         2,199,760      3,371,259        2,199,760
                                                        ==============    ==============  ==============  ==============


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

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 1996

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits - None

b. Reports on Form 8-K - None.

Exhibits

Exhibit 27 - Financial Data Schedule

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 1996

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ASTA FUNDING, INC.
                       (Registrant)

Date: December 6, 1996    By: /s/ Gary Stern
                              ----------------------------------------------
                              Gary Stern, President, Chief Executive Officer (Principal Executive Officer)

Date: December 6, 1996    By: /s/ Mitchell Herman
                              -----------------------------------------------
                              Mitchell Herman, Chief Financial Officer
                              (Principal Financial Officer and Principal
                              Accounting Officer)