Form 10KSB
period 1996-09-30
ASTA FUNDING INC
filed 1996-12-30
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______________ to _______________

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 Delaware                                  22-3388607
---------------------------------------------   --------------------------------
      (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION                   IDENTIFICATION NO.)

  210 Sylvan Avenue, Englewood Cliffs, NJ                     07632
---------------------------------------------   --------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

         Issuer's telephone number, including area code: (201) 567-5648

      Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Registrant's revenues for the fiscal year ended September 30, 1996 were $7,067,746

      As of December 13, 1996, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $5,784,250. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 13, 1996 the Registrant had 4,460,000 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

      Documents Incorporated by Reference:

      The information called for by Part III of this Form is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 30, 1997.

Part I

Item 1. Description of Business.

General

      Asta Funding, Inc. (the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale primarily of used automobiles. Through its purchases, the Company provides indirect financing to borrowers with limited credit histories, lower than average incomes or past credit problems ("Sub-Prime Borrowers"). The Company serves as an alternative source of financing for Dealers from more traditional sources of automobile financing such as banks, credit unions or finance companies affiliated with automobile manufacturers. Sub-Prime Borrowers typically pay a higher rate of interest than do prime credit borrowers utilizing traditional financing sources.

      The Company is a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The Company was incorporated in New Jersey on July 7, 1994 and was reincorporated in Delaware on October 12, 1995 as a result of a merger of the New Jersey corporation into a newly formed Delaware corporation. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Asta Funding, Inc.

      The Company typically purchases Contracts from Dealers that are new-car franchise dealers who sell both new and used automobiles as well as independent used car dealers. As of September 30, 1996, the Company has entered into its standard-form dealer agreement ("Dealer Agreement") with more than 450 Dealers, all of which are located in the States of New York, New Jersey, Connecticut, Delaware, Maryland or Pennsylvania. Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. The Company enters into Dealer Agreements and solicits Contracts from Dealers primarily through the efforts of independent sales representatives and the Company's staff. The success of the Company's business is substantially dependent upon its ability to develop and maintain relationships with Dealers.

      The Company currently services all of the Contracts it has purchased for its own account as well as those Contracts it purchased and subsequently sold. Servicing consists of the collection of principal, interest and other payments on the Contracts, providing related accounting and reporting services and, when necessary, the repossession and sale of collateral upon an event of default.

Automobile Financing Industry

      Automobile financing is the largest category, by aggregate dollar amount, of consumer installment debt in the United States. Most traditional sources of automobile financing, such as commercial banks, credit unions and captive finance companies affiliated with automobile manufacturers, generally provide automobile financing for the most creditworthy, or so-called "prime" borrowers.

      Although prime borrowers represent the largest segment of the automobile financing market, many potential purchasers of automobiles do not possess the qualifications required for prime borrowers. The sub-prime credit market is comprised of consumers who are deemed to be relatively high credit risks due to various factors, including, among other things, previous credit problems, the absence or limited extent of their prior credit history or limited financial resources. The sub-prime credit market is highly fragmented, consisting of many national, regional and local competitors and is characterized by relative ease of entry and the recent arrival of a number of well capitalized publicly-held companies. Competitors include well-established financial institutions, such as banks, savings and loan associations, credit unions and captive finance companies. The Company believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loan associations in the sub-prime credit market. Frequently, those organizations electing to remain in the automobile finance business have changed their focus to higher credit quality customers to allow reductions in their overhead. As a result, the sub-prime credit market is primarily serviced by smaller finance organizations that solicit business when and as their capital resources permit. The Company believes that no individual competitor or group of competitors has a dominant presence in the market.

Business Strategy

      The Company's primary objective is to increase revenues through the expansion of its purchasing, selling and servicing of Contracts by, among other things;

      (i) Expanding its existing Dealer network to include additional Dealers who generate Contracts from Sub-Prime Borrowers who meet the Company's underwriting criteria;

      (ii) Increasing Contract purchases from Dealers in the Company's existing Dealer network;

      (iii) Expanding the services the Company provides, including the potential to provide extended service contracts; and

      (iv) The possible expansion and obtainment of licenses in additional eastern states.

Purchase and Servicing of Contracts

      Dealer Contract Purchase Program

      As of September 30, 1996, the Company was a party to Dealer Agreements with more than 450 Dealers, all of which are located in the states of New York, New Jersey, Connecticut, Delaware, Maryland or Pennsylvania. Approximately 66% of these Dealers are independent used car dealers and the remainder are franchised new car dealers selling both new and used automobiles. For the twelve months ended September 30, 1996, approximately 98% of the Contracts purchased by the Company consisted of financing for used cars and the remaining approximately 2% for new cars. Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the twelve months ended September 30, 1996, Two Dealers under common ownership accounted for approximately 37% of the aggregate principal amount of Contracts purchased by the Company and 28% of the total number of Contracts purchased by the Company. No other Dealer accounted for more than 3% of the aggregate principal amount of Contracts purchased by the Company or more than 3% of the total number of Contracts purchased by the Company. For the year ended September 30, 1996, approximately 63.1% and 24.7% of Contracts purchased by the Company were from borrowers who reside in the states of New York and New Jersey, respectively.

      Dealers generate applications from retail automobile buyers who indicate an interest in obtaining financing from a Dealer to purchase an automobile, light truck or passenger van. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes the Dealer's decision to finance the automobile purchase with the Company or other financing source is based primarily upon an analysis of the discounted purchase price offered for the Contract, the promptness of the financing source in approving or disapproving loan applications, the ability of the financing source to promptly consummate the purchase and any purchase conditions.

      Based upon the Company's underwriting criteria and its review of the information contained in a credit bureau report ordered by the Company, the application, the proposed transaction structure and a verification of the condition of the automobile securing the Contract, the Company may either approve the application as submitted, approve the application upon modified terms or reject the application. The Company's credit analyst will document the decision and notify the Dealer by telephone or facsimile transmission.

      The Company does not purchase all of the Contracts approved for purchase because Dealers typically offer to sell Contracts to more than one finance source and applicants often decide not to purchase a vehicle from Dealers to whom they have submitted a credit application.

      The Company does not make direct loans to purchasers of automobiles. The Company purchases Contracts from Dealers at a discount (generally in the range of 6% to 20%) from the total amount financed under the Contracts. The discount obtained by the Company generally varies in relation to the length of the term of the Contract, with a greater discount for a longer term.

      The Company attempts to control Dealer misrepresentation by carefully screening Dealers and the Contracts it purchases. The Company's efforts include establishing and maintaining sound professional business relationships with Dealers and obtaining certain representations and warranties regarding the nature and enforceability of the Contracts in the Dealer Agreement and the corresponding Contracts. In addition, if a Dealer breaches its representations or warranties, pursuant to the Dealer Agreement, the Company has the right to require the Dealer to repurchase any Contract. There can be no assurance, however, that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company.

Contract Terms and Purchase Criteria

      To be eligible for purchase by the Company, a Contract must be originated by a Dealer that has entered into a Dealer Agreement with the Company. The Contract must be secured by a first priorty security interest in the purchased vehicle and must meet the Company's underwriting criteria.

      All of the Contracts purchased by the Company are fully amortizing and provide for equal payments over the term of the Contract. The Contracts may be prepaid at any time without premium or penalty. In the event a borrower elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned interest (as determined by the actuarial or the "rule of 78's" method or such other interest amortization method as is submitted by applicable state law) from the Contract balance.

      Each Contract purchased by the Company prohibits the sale or transfer of the financed vehicle without the secured party's consent and provides for the acceleration of the maturity of the Contract upon a sale or transfer without such consent. In most circumstances, the Company will not consent to a sale or transfer of a financed vehicle unless the Contract is prepaid in full.

      The Company seeks to control loss exposure on Contracts by: (i) requiring that the applicant pay a substantial portion of the purchase price for the vehicle with funds not borrowed from the Company or Dealer; (ii) verifying the credibility of the applicant and determining whether the applicant meets the Company's underwriting criteria, particularly whether the applicant has sufficient disposable income to meet such applicant's existing obligations and the obligations resulting from the proposed transaction; (iii) limiting the credit the Company is willing to extend based upon its assessment of the applicant's ability to meet payment obligations and the value of the underlying collateral; (iv) requiring physical damage insurance, under which the Company is a loss payee, to be maintained on all vehicles at all times by the obligor to protect the Company's financial interest; (v) purchasing insurance to cover the risk of the borrower's failure to maintain insurance and certain other risks; and (vi) acquiring a security interest in the financed vehicle.

      The degree of exposure in any transaction is a function of: (a) the creditworthiness of the applicant, (b) the extent of credit granted compared to the value of the underlying collateral, (c) the possibility of physical damage to, or the loss of the collateral, and (d) the potential for any legal impediment to the collection of the obligation or the repossession of the collateral. The Company generally determines the value of collateral based upon regional recognized pricing services.

      The Company has implemented specific procedures to control borrower misrepresentation at the point of origination. The Company requires each Dealer submitting a potential Contract to provide certain information to the Company, including a completed signed loan application which lists the applicant's income, credit and employment history as well as other personal information. The Company verifies the employment, insurance and credit information provided by the borrower by contacting the references noted on the borrower's application. The Company also engages in a comprehensive evaluation of at least one credit bureau report from an independent credit bureau. The credit report typically contains information on matters such as historical payment experience, credit history with merchants and lenders, installment debt payments, defaults and bankruptcies, if any. The Company also may require verification of certain other information provided by the applicant or the Dealer prior to making its credit decision. This verification process in many instances requires submission of supporting documentation and is performed solely by Company personnel. The Company evaluates applicants by considering the relationship of the applicant's monthly income to monthly expenses, including expenses relating to the Contract and ownership of the financed vehicle.

      The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Borrowers. These criteria include standards for price, term, installment payment and interest rate, mileage, age and type of vehicle, amount of the loan in relation to the value of the vehicle and the amount of the down payment, the borrower's income level, job and residence stability, credit history and debt serviceability and other factors. These criteria are subject to change from time to time at the discretion of the Company as circumstances may warrant.

      If a Dealer sells a Contract to the Company, the requisite financing documents are generated by the Dealer on a standardized form of Contract supplied by the Company. The Dealer and the borrower sign the Contract, the Dealer assigns the Contract to the Company and the Dealer forwards the signed Contract to the Company along with other items, including a copy of the title to the automobile indicating the Company's security interest. The Company thereupon forwards payment to the Dealer for the Contract.

      Contract Servicing and Collection Procedures

      The Company's Contract servicing and collection activities have been tailored to the Sub-Prime Borrower market. Such activities consist of: (a) collection of payments; (b) accounting for and posting all payments received;
(c) responding to borrower inquiries; (d) taking necessary action to maintain the security interest granted in the financed vehicle; (e) investigating delinquencies and communicating with the borrower to obtain timely payments; (f) monitoring the Contract and its related collateral; and (g) when necessary, repossessing and disposing of the financed vehicle.

      The Company believes that its ability to monitor performance and collect payments owed from Sub-Prime Borrowers with limited financial resources primarily is a function of its collection approach and support systems. The Company believes that if payment problems are identified early and the Company's collection staff works closely with borrowers to address these concerns, it is possible to correct a portion of these problems before they deteriorate further. To this end, the Company utilizes pro-active collection procedures, which include making early and frequent telephone contact with delinquent borrowers and educating borrowers as to the importance of maintaining good credit.

      The Company issues to each borrower a monthly invoice approximately two weeks before the due date of a payment. If a payment is not received on or before its due date, the Company typically contacts the borrower by telephone within one day after the due date. The Company's personnel attempt to stay in regular contact with the borrower until the delinquency is cured. If the borrower does not cure the delinquency within two to four weeks after the due date, the Company typically causes its licensed repossession agents to repossess the vehicle immediately. In the event that a repossession is deemed appropriate, the Company utilizes outside agents to repossess the vehicle promptly. All such agents used by the Company are licensed and bonded against claims relating to improper repossessions.

      When a vehicle is repossessed, the Company gives the borrower written notice in accordance with applicable laws and the opportunity to redeem the repossessed vehicle upon payment to the Company of all past due obligations on the Contract, including the costs of repossession. If the vehicle is not redeemed by the borrower, the Company usually sells the vehicle at a private or public sale.

      Based upon the experience of the Company's management in the consumer finance industry, as well as the results of the Company's collection efforts during its limited operating history, the Company believes that its collection policies and procedures will be effective to minimize the incidence of borrower defaults and loss on default. However, there can be no assurance that such policies and procedures will afford adequate protection against the risks of borrower defaults.

      At September 30, 1996, the Company had provided an allowance for credit losses of $466,395 or approximately 10.6% of the outstanding loans receivable. Management has reviewed the credit loss experienced by other sub-prime lenders for which such information is available and believes that the Company's allowance for credit losses as a percentage of loans outstanding is within the range employed by similar lenders and, based upon the performance of the portfolio to date, is adequate. Additionally, management periodically evaluates the portfolio primarily by analyzing the trends in past due loans and repossessed vehicles and the portfolio's historical performance. The tables below document the delinquency, repossession and net credit loss experience of all Contracts originated and/or sold by the Company since inception through September 30, 1996. All amounts and percentages are based on the principal amount to be paid on each Contract. The information in the tables represent all Contracts purchased by the Company including Contracts subsequently sold by the Company which it continues to service.

                           Delinquency Experience (1)

                                                Number
                                                of loans          Amount
                                                --------          ------

            Gross Servicing Portfolio             2869         $27,312,981

            Period of delinquency (2)
                31-60 days                         107           1,198,716
                61-90 days                          17             185,958
                91 + days                           14             123,306
                                                   ---         -----------

            Total delinquencies                    138           1,507,980

            Amount in repossession (3)             124           1,161,791

            Total delinquencies and
            amount in repossession (2)             262           2,669,771

            Delinquencies as a percent
            of Gross Servicing Portfolio          4.81%               5.52%

            Total delinquencies and amount in
            repossession as a percent
            of Gross Servicing Portfolio          9.13%               9.77%

(1) All amounts and percentages are based on the remaining unpaid principal balance on each Contract as of September 30, 1996.

(2) The Company considers a Contract delinquent when an obligor fails to make at least 95% of a contractually due payment by the due date. The period of delinquency is based on the number of days payments are contractually past due. Amounts shown do not include Contracts which are less than 31 days delinquent.

(3) Amount in repossession represents vehicles which have been repossessed but not yet liquidated.

                          Net Charge-Off Experience (1)

            Average Servicing Portfolio
              outstanding                         $16,143,339

            Net charge-offs as a
              percent of average
              Servicing Portfolio (1)                    1.01%

(1) Net charge-off includes the remaining principal balance, after the application of net proceeds from liquidation of the vehicle.
    Post-liquidation amounts received on previously charged-off Contracts are applied to the period in which the related Contract was originally charged-off.

      Securitization of Contracts to Institutional Investors

      In May 1996, the Company entered into an agreement with Greenwich Capital Markets, Inc.("Greenwich Capital") that provides the Company with a committed forty-eight month securitization Contract program totaling $200 million. On September 30, 1996, the Company completed its first securitization of an aggregate of approximately $23 million in Contracts pursuant to the agreement with Greenwich Capital.

      Frequently, the Company purchases Contracts with the intention of reselling them to institutional investors as asset backed securities ("ABS"). The structure of the securitization with Greenwich Capital (and the general structure the Company intends to utilize with future securitizations) included the following steps. First, the Company sold a portfolio of Contracts to a wholly-owned subsidiary which had been established for the limited purpose of buying and reselling the Company's Contracts. The wholly-owned subsidiary sold the portfolio of Contracts to a grantor trust and the grantor trust in turn issued interest-bearing ABS in an amount equal to the aggregate principal balance of the Contracts. Institutional investors purchased these ABS, the proceeds of which were used by the grantor trust to purchase the Contracts from the subsidiary. The wholly-owned subsidiary used the proceeds to purchase the Contracts from the Company. The Company also provided a credit enhancement for the benefit of the trust investors through the use of an initial cash deposit to a specified trust account ("Spread Account") and agreed to deposit certain excess servicing cash flows which may be received in the future. Purchasers of the ABS received a particular coupon rate (the "Pass-Through Rate") established at the time of the sale.

      The Company receives periodic base servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to certain excess servicing fees that represent collections on the Contracts in excess of the amounts required to pay the investors principal and interest, the base servicing fees and certain other fees such as trustee and custodial fees. The Company sold the Contracts in the portfolio at face value and without recourse except that certain of the representations and warranties provided by the Dealer to the Company in the Dealer Agreement were similarly provided by the Company to the investors.

      At the end of the month, the aggregate cash collections relating to the portfolio of Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the ABS certificate holder in an amount equal to the interest accrued at the Pass-Through Rate on the portfolio plus the amount by which the portfolio balance decreased (due to payments, payoffs or charge-offs) during the period. If the amount of cash required for the above allocations exceeds the amount collected during the monthly period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account from prior periods, the excess is returned to the Company. The excess cash flows are considered by the Company to be excess servicing fees, part of which the Company recognizes as a gain on sale based on an estimate of the discounted present value of the excess cash flows.

      Each sale of ABS will result in an increase in the Excess Servicing Receivables account on the Company's Consolidated Balance Sheet and the recognition of a "Net Gain on Sale Contracts" on the Company's Consolidated Statement of Operations for the period in which the sale is made. The Excess Servicing Receivables account is increased by a portion of the gain recognized on each securitization which represents principally the net present value of estimated future cash flows relating to the Contracts which were sold, calculated as follows:

      1) The present value of all future interest and principal payments expected to be received by the Company over the remaining life of the securitized Contracts;

      less

      2) The Contracts' principal payments which are required to be passed through to the investors in the period in which they were received plus interest payments required to be made to investors at the Pass-Through Rate established at the time of securitization, and certain other fees and expenses associated with the securitization transaction, including the base servicing fee paid to the Company in respect of its obligations to service borrowers' Contracts.

      Because the APR on the Contracts received by the Company is relatively high in comparison to the Pass-Through Rate paid to investors, the net present value described above can be significant. In calculating the net gain on the sales described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the cash flows in the net present value calculation. The cash flows received by the Company are then discounted at an interest rate that the Company believes a third-party purchaser would require as a rate of return. Expected losses are discounted using a rate equivalent to the risk free rate for securities with a duration similar to that estimated for the underlying Contracts.

      In future periods, the Company will recognize additional revenue in the servicing fees if the actual performance of the Contracts is better than the original discounted estimate. If the actual performance of the Contracts is worse than the original discounted estimate, then a write-down would be required.

      In connection with the sale of the Contracts, the Company is required to make certain representations and warranties, which generally duplicate the substance of the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to such purchaser's purchase price less the related cash securitization reserve and any payments received by such purchaser of the Contract. In most cases, the Company would then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any payments made by the borrower. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.

      Terms of Servicing Agreement

      The Company currently services all Contracts it has purchased, including those it has subsequently sold and expects to service all Contracts that it purchases and sells in the future.

      The Company currently has a servicing agreement with Harris Trust and Savings Bank (the "Servicing Agreement") relating to the securitization with Greenwich Capital pursuant to which the Company is obligated to service all Contracts sold to the trust in accordance with the Company's standard procedures. The Servicing Agreement provides that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreement also provides that the Company will take all actions necessary or reasonably requested by the investor to maintain perfection and priority of the investors' or the trust's security interest in the financed vehicles.

      Pursuant to the servicing agreement, the Company mails to borrowers monthly invoices directing them to mail payments on the Contracts to a lock-box account. The Company engages an independent lock-box processing agent to retrieve and process payments received in the lock-box account. This results in a daily deposit to the trust's bank account of the entire amount of each day's lock-box receipts. In addition, the agent prepares a listing of all payments received and sends a photo copy of each payment along with the envelope in which the payment was received to the Company for posting to the borrowers account on a daily basis. Pursuant to the Servicing Agreement, the Company is required to deliver to the trustee monthly information of all transaction activity with respect to the Contracts.

      The Company is entitled under its initial Servicing Agreement to receive a base monthly servicing fee of 3.0% computed as a percentage of the declining outstanding principal balance of each Contract in the portfolio that is not in default as of the beginning of the month. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the investors receive the paid principal reduction of the Contracts in their portfolio and interest at the Pass-Through Rate. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the cash securitization reserve established in connection with the sale of the portfolio. (If the cash securitization reserve is not sufficient to satisfy a shortfall, then the trust may suffer a loss to the extent that the shortfall exceeds the cash securitization reserve.) If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the cash securitization reserve to the extent required and the balance, if any, constitutes excess servicing fees, which are distributed to the Company. If, in any month, the cash securitization reserve balance is in excess of that required under the Servicing Agreement, the Company is entitled to receive such excess

      Pursuant to the Servicing Agreement, the Company is required to charge off the balance of any Contract when the Contract becomes 120 days delinquent or, in the case of repossessions, the month that the proceeds from liquidation of the financed vehicle are received by the Company. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance on the Contract and the repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay the investors the entire principal balance of any Contracts charged off during the month, the securitization reserve established in connection with the sale of the Contracts is reduced by the unpaid principal amount of such Contracts. Such amount would then have to be restored to the cash securitization reserve from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to excess servicing fees. In addition, the Company would not be entitled to receive any further base monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts, the investors bear the risk of all charge-offs on the Contracts in excess of the cash securitization reserve. However, the Company would experience a reduction of excess servicing fees in the event of greater than anticipated charge-offs or prepayments on Contracts sold and serviced by the Company which could result in losses on excess servicing receivables and investments in Spread Accounts.

      The Servicing Agreement is terminable by the investors in the event of certain defaults by the Company and under certain other circumstances.

      Proposed Portfolio Purchases

      In addition to the purchase of individual Contracts from Dealers, the Company may purchase portfolios of Contracts in bulk from Dealers or financial institutions. Such portfolios may consist of Contracts with borrowers of a different credit standing than the Sub-Prime Borrowers that are parties to most of the Company's Contracts, may be comprised of Contracts that contain terms different than the typical Contract purchased by the Company and may include "non-performing" Contracts in which there have been delinquencies and/or defaults. The purchase (or sale) of Contracts in bulk requires the consent of BankAmerica Business Credit, Inc. ("BankAmerica") pursuant to the Company's Credit Facility (as defined below).

      Generally, the purchase price for portfolios will be paid in cash. Such purchase price will be based upon the aging of Contracts in the portfolio, the delinquency rates of borrowers that are parties to the Contracts in the portfolio, the value of the collateral securing the Contracts in the portfolio and the interest rates and the maturity dates of Contracts in the portfolio. There can be no assurance that the Company will make any bulk purchases of Contracts or, that, if opportunities to make a purchase arise, the terms of such a purchase would be acceptable to the Company or that the Company will have sufficient capital to make the purchase. Moreover, there can be no assurance that a purchase or purchases of portfolios of Contracts in bulk will not result in losses to the Company.

Credit Facility

      In November 1995, the Company entered into a credit facility agreement with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $15 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate from time to time in effect. As of December 13, 1996, BankAmerica's reference rate was 8.25%. Commencing 120 days after the date of execution of the Credit Facility, the Company was required to pay a fee calculated at the rate of .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to between 70% and 80% (the "advance rate") of its net eligible installment loan receivables (depending upon the trade-in value of the automobiles securing the receivables), but in no event more than $15 million. The advance rates are subject to decrease based on the rate of borrower delinquencies on such receivables. The Company's ability to continue to borrow under the Credit Facility will be dependent upon its compliance with the terms thereof, including compliance with certain financial covenants such as the maintenance of a minimum ratio of earnings before interest and taxes to interest expense, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. In addition, events of default under the Credit Facility will occur if, among other things, borrower delinquencies of 30 days or more on Contracts exceed 4% of the Company's gross receivables at any time, if the existing stockholders of the Company no longer own at least 51% of the outstanding Common Stock, or if there occurs a material adverse change in the Company's financial condition. Pursuant to the Credit Facility, BankAmerica's consent will be required for the Company to make bulk purchases or sales of Contracts.

      If the Credit Facility is terminated after May 31, 1996 but before the expiration of the term of the Credit Facility, a termination fee of 1% of the total Credit Facility will be required.

      All of the Company's obligations under the Credit Facility are secured by a first priority security interest in the Company's installment loan receivables and a pledge by the Company's principal stockholder of 2,605,000 shares of the Company's common stock.

Management Information Systems

      Management believes that a high degree of automation is necessary to enable the Company to grow and successfully compete with other financing entities. Accordingly, in August 1996, the Company upgraded its computer hardware to support the Company's origination, accounting and collection processes. In addition, in September 1996, the Company installed an automated application processing system that was specifically developed for its business.

      Due to its desire to increase productivity through automation, the Company intends to periodically review its systems for possible upgrades and enhancements. During the next year, the application system will be further enhanced to accommodate the Company's growth and data processing needs.

      The Company believes that the capacity of its existing data processing management information systems is sufficient to allow the Company to expand its business without significant additional capital expenditures.

Competition

      The automobile financing business is highly competitive and fragmented and is characterized by relative ease of entry. The Company competes with a number of national, local and regional finance companies with operations similar to those of the Company. Although the Company does not believe it currently competes with commercial banks, thrift institutions, savings and loan associations, credit unions or captive automobile finance companies, such companies are capable of providing retail loan financing for used automobiles. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to the availability and cost of capital to its competitors.

      The Company's existing and potential competitors include larger, more established companies that have access to capital markets, including those for commercial paper, asset-backed securities and rated debt which may be unavailable to the Company. Many of these competitors also have long-standing relationships with Dealers. As the Company seeks to increase market penetration, its success will depend, in part, on its ability to gain market share from established competitors. The Company believes that no individual competitor or group of competitors has a dominant presence in the market. The Company's strategy is designed to capitalize on the market's lack of a major national financing source.

      The Company believes that the principal competitive factors affecting a Dealer's decision to offer Contracts for sale to a particular financing source are the proposed purchase price for the Contracts, the reasonableness of the underwriting guidelines and documentation requests of the financing source and the predictability and timeliness of purchase.

      The Company believes that it can obtain sufficient Contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying Contracts. Management of the Company believes, however, that its underwriting criteria tend to be more conservative than many other financing sources available to Sub-Prime Borrowers as the Company finances a lower percentage of the vehicle's book value and bases its book value figures on a relatively conservative industry estimate. The Company's practice could lead to the loss of Contracts to financing sources maintaining less conservative policies. Competition by existing and potential competitors could result in financial pressures, including reductions in the number of Contracts purchased by the Company, reduced discounts on the purchase price for Contracts paid to Dealers and reduced interest spreads, that would materially adversely affect the Company's profitability.

Marketing

      The Company establishes relationships with Dealers through Company representatives that contact prospective Dealers. Each representative presents the Dealer with a marketing package, which includes the current discount rate offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement and examples of required documentation relating to Contracts. The Company's acceptance of a Dealer is subject to its analysis of, among other things, the Dealer's operating history and financial condition. After initial contact, the Company's representatives frequently communicate with Dealers to obtain feedback on the program and address any problems or additional requirements that Dealers may have in connection with the program. As of September 30, 1996, the Company had 11 representatives, 3 of whom are employees and 8 of whom are independent.

Government Regulation

      Several federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Federal
Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. Certain state laws impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so-called Lemon Laws enacted by the federal government and certain states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a borrower against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The Dealer Agreement contains representations by the Dealer that the sale of the motor vehicle covered by the Contract was effected in accordance with all applicable federal, state and local laws covering the sale. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's Contract servicing activities, including its methods of collection.

      Although the Company believes that it is currently substantially in compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than New York, New Jersey, Delaware, Connecticut, Maryland or Pennsylvania could have a material adverse effect upon the Company.

      The Company is not licensed to make loans directly to borrowers. Certain of the Company's licenses and licenses that it may be required to obtain in the future are subject to periodic renewal provisions and provisions governing changes in control, or acquisitions of certain percentages of stock, of the Company. The Company intends to renew all licenses necessary to the lawful operation of its business.

      The Dealer Agreement contains an undertaking by the Dealer that at the time of sale of a Contract to the Company, (i) the Dealer will submit an application for state registration of the financed vehicle, naming the Company as a secured party with respect to the vehicle, and (ii) that all necessary steps will be taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to timely take such action or maintain such interest with respect to a financed vehicle, neither the Company nor any subsequent purchaser of the related Contract would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, later purchasers of the financed vehicle, holders of perfected security interests and a trustee in bankruptcy of the borrower. The security interest of the Company may also be subordinate to the interests of such third parties in the case of fraud or forgery by the borrower, administrative error by state recording officials or in certain other circumstances.

      The Company may take action to enforce the security interest in financed vehicles with respect to any related Contracts in default by repossession and resale of the financed vehicles. The Uniform Commercial Code ("UCC") and other state laws regulate repossession sales by requiring that the secured party provide the borrower with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the borrower's right to redeem the financed vehicle prior to any such sale and providing that any such sale be conducted in a commercially reasonable manner.

      In the event of a repossession and resale of a financed vehicle, after payment of outstanding liens for storage, repairs and unpaid taxes, the secured party would be entitled to be paid the full outstanding balance of the Contract out of the sale proceeds before payments are made to the holders of junior security interests in the financed vehicle, to unsecured creditors of the borrower, or, thereafter, to the borrower. Under the UCC and other laws applicable in most states, a creditor is entitled to obtain a deficiency judgment from a borrower for any deficiency on repossession and resale of the motor vehicle securing the unpaid balance of such borrower's motor vehicle loan. However, some states impose prohibitions or limitations on deficiency judgments. If a deficiency judgment were granted, the judgment would be a personal judgment against the borrower for the shortfall, and a defaulting borrower may often have insufficient capital or few sources of income available following repossession. Therefore, in many cases, it may not be useful to seek a deficiency judgment against a borrower or, if one is obtained, it may be settled at a significant discount.

Employees

      As of September 30, 1996, the Company had 28 full-time employees, of whom 4 are executives, 7 are collections personnel, 6 are Contract origination personnel, 3 are marketing personnel, 6 are operations personnel and 2 are accounting personnel. The Company believes that its relations with its employees are satisfactory. The Company is not a party to any collective bargaining agreement.

Seasonality

      Management of the Company believes that the Company's operations may, to some extent, be affected by high delinquency rates by borrowers on Contracts during or shortly following certain holiday periods as well as seasonal changes in Contract purchases due to the purchasing patterns of Sub-Prime Borrowers. In addition, the Company anticipates that purchases of used automobiles, and therefore financing activity, will decrease significantly in northern states during periods of poor winter weather. Conversely, purchases and financing activity may increase somewhat in late spring when many people receive tax refunds.

Item 2. Property.

      The Company's executive and administrative offices are located in Englewood Cliffs, New Jersey, where the Company subleases approximately 8,300 square feet of general office space for $8,677 per month from Asta Group, Inc. the Company's principal stockholder. The sublease expires on July 31, 2000. The Company believes that the sublease is on terms that are as favorable to the Company as those terms which could be obtained from an unaffiliated lessor of the same premises.

Item 3. Legal Proceedings.

      As of the date of this Form 10-KSB, the Company was not involved in any material litigation in which it was a defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

Item 4. Submission of Matters to a Vote of Security-Holders.

      None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Commencing November 13, 1995 the Company's common stock par value $.01 per share ("Common Stock") has been quoted on the NASDAQ Small Cap Market under the symbol "ASFI." On December 13, 1996 there were approximately 13 holders of record of the Common Stock. High and low bid prices of the Common Stock since November 13, 1995, as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                                      High             Low
                                                      ----             ---
      November 13, 1995 to December 31, 1995          5.88             3.50
      January 1, 1996 to March 31, 1996               7.25             4
      April 1, 1996 to June 30, 1996                  9                4.63
      July 1, 1996 to September 30, 1996              7.38             4.50

      The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future. Under the Credit Facility the Company is prohibited from paying dividends on its Common Stock without the consent of BankAmerica.

      During the year ended September 30, 1996, the Company granted stock options to a director covering an aggregate of 37,500 shares of Common Stock. This grant was exempt from registration pursuant to Securities Act Release No. 33-6188 (February 1, 1980). No underwriter was involved in this grant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended September 30, 1996 Compared to the Year Ended September 30, 1995

      Revenues. During the year ended September 30, 1996, revenues increased $6.6 million compared to the year ended September 30, 1995. Interest income on Contracts increased by $2.9 million representing 47.7% of total revenues for the year ended September 30, 1996. The increase in revenues and interest income is due to the increase in the volume of Contracts purchased during the year ended September 30, 1996, and the length of time they were held by the Company prior to their sale. During the year ended September 30, 1996 the Company purchased $28.0 million in Contracts from dealers, compared to $5.1 million in the year ended September 30, 1995.

      Expenses. During the year ended September 30, 1996, general and administrative expenses increased $1.7 million from the prior year and represented 49.2% of total operating expenses (excluding charge from release of Escrow Shares (as defined below)). The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's increase in volume of purchasing and servicing Contracts.

      Interest expense increased $623,000 during the year ended September 30, 1996, and represented 19.9% of total operating expenses (excluding charge from release of Escrow Shares). During the year ended September 30, 1996, interest expense consisted of interest accrued and/or paid on the Company's Credit Facility which was not in place during the year ended September 30, 1995.

      During the year ended September 30, 1996, the provision for losses on Contracts purchased increased by $638,000 over the prior year and represented 22.0% of total operating expenses (excluding charge from release of Escrow Shares). The increase in the provision reflects Contracts that have not been sold and have been held for a longer period of time when compared to the same period in the previous year.

      Upon consummation of the Company's initial public offering which became effective November 13, 1995, the Company's controlling shareholder and certain officers and directors deposited an aggregate of 1,000,000 shares of Common Stock (the "Escrow Shares") in escrow, subject to release upon attainment of certain net income or stock price levels. As of September 30, 1996, the Company exceeded the requisite level for the release of fifty-percent of the Escrow Shares. The release of these Escrow Shares was deemed compensatory and resulted in a one-time, noncash charge for the year ended September 30, 1996 of $2.94 million which was equal to the market value of the Escrow Shares at the time of their release. This one-time, noncash charge was offset by an identical increase in additional paid-in capital and was not tax deductible. Consequently, there was no impact on total shareholders' equity on the Company's financial statements as a result of the release of the Escrow Shares and the corresponding charge.

      The following table illustrates the impact of this charge on the Company's results for the year ended September 30, 1996.

                                                As Stated    Impact of Charge  Without Charge
                                                ---------    ----------------  --------------
Revenues:

Interest income                                $ 3,372,857     $      --         $ 3,372,857
Net gain on sale of loans                        3,450,179            --           3,450,179
Servicing fees                                     244,720            --             244,720
                                               -----------     -----------       -----------
                                                 7,067,746            --           7,067,746
                                               -----------     -----------       -----------

Expenses:

Compensation charge from
     release of escrow shares                    2,937,500      (2,937,500)             --
General and administrative expenses              2,067,263            --           2,067,263
Provision for credit losses                        783,767            --             783,767
Interest expense                                   709,159            --             709,159
                                               -----------     -----------       -----------
                                                 6,497,689      (2,937,500)        3,560,189
                                               -----------     -----------       -----------

Income (loss) before income taxes                  570,057       2,937,500         3,507,557

Income taxes                                     1,428,300            --           1,428,300
                                               -----------     -----------       -----------

Net income (loss)                              $  (858,243)           --           2,079,257
                                               -----------     -----------       -----------

Net income (loss) per share                    $     (0.25)                      $      0.63
                                               -----------                       -----------

Weighted average number of shares outstanding    3,307,874                         3,307,874


Liquidity and Capital Resources

      The Company's primary sources of cash from operating activities include borrower payments on Contracts, proceeds on the sale of Contracts in excess of its recorded investment in the Contracts and base servicing fees it earns on Contracts it has sold. The Company's primary uses of cash include its ordinary operating expenses and the establishment and buildup of Spread Accounts.

      Net cash provided by operating activities was $10.6 million during the year ended September 30, 1996 compared to net cash provided of $258,000 during the year ended September 30, 1995. Cash used for purchasing Contacts was $28.0 million during the year ended September 30, 1996 as compared to $5.1 million in the year ended September 30, 1995.

      The Company's cash requirements have been and will continue to be significant. The agreement with Greenwich Capital regarding securitizations required the Company to make a significant initial cash deposit to a Spread Account, for the purpose of credit enhancement. The Spread Account is pledged to support the related ABS, and is invested in high quality liquid securities. Excess cash flow from securitized Contracts are deposited into the Spread Accounts until such time as the Spread Account balance reaches a specified percent of the outstanding balance of the related ABS. The aggregate balances of the Spread Accounts associated with the securitization of Contracts, are reflected as a reduction to estimated future losses on loans sold on the Company's consolidated balance sheet.

      Prior to November 13, 1995, the Company was dependent on capital contributions and loans from its principal stockholder and on financing from a bank. On November 13, 1995, the Company, in its initial public offering, sold
1.2 million shares of its Common Stock. Net proceeds were approximately $4.4 million. An additional 180,000 shares were sold on December 1, 1995 pursuant to the offering for net proceeds of approximately $800,000. Effective upon consummation of the Company's initial public offering, the Company entered into the Credit Facility with BankAmerica pursuant to which BankAmerica is providing to the Company up to a maximum of $15 million. As of September 30, 1996 the Company had no borrowings outstanding under the Credit Facility. Beginning in August 1996, the Company borrowed from Asta Group, Inc., its principal stockholder $1.91 million pursuant to an agreement in which Asta Group, Inc. made available to the Company a total of $3 million. The loan was repaid in October 1996 with the proceeds from the sale of Contracts.

      The Company anticipates the funds available under its Credit Facility, funds made available by Asta Group, Inc., proceeds from the sale of Contracts, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, assuming that the Company continues to be able to sell its Contacts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash proves to be insufficient to fund operations, the Company may be required to seek additional funding.

      The Company's existing facility and data processing and management information systems currently have excess capacity. Therefore, the Company does not anticipate any need for significant capital expenditures in connection with the expansion of its business for at least 12 months.

      This Form 10-KSB contains foward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements include, but are not limited to, the Company's opportunities to increase revenues through, among other things, the purchase of additional Contracts, the development of relationships with new Dealers, the provision of additional services, liquidity and capital requirements.

      Foward-looking statements are inherently subject to risks and uncertainties, many of which can not be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the foward-looking statements herein. Important factors that could contribute to such differences are changes in the automotive market, the level of competition in the financial markets, the ability of the Company to successfully purchase Contracts on favorable terms, continued compliance with applicable rules and regulations, the Company's collection results and the ability of the Company to effectively monitor and control its costs. Subsequent, written and oral foward looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the cautionary statements in this paragraph and elsewhere in this Form 10-KSB.

Item 7. Financial Statements.

      The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

                               ASTA FUNDING, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS



                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                               ASTA FUNDING, INC.

                                   -  INDEX  -

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

REPORT OF INDEPENDENT AUDITORS                                              F-1

CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995                                   F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1996
AND SEPTEMBER 30, 1995                                                      F-3

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
SEPTEMBER 30, 1996                                                          F-4
AND SEPTEMBER 30, 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996
AND SEPTEMBER 30, 1995                                                      F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey

     We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. as of September 30, 1996 and September 30, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Asta Funding, Inc. as of September 30, 1996 and September 30, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP

Florham Park, New Jersey
October 31, 1996

                               ASTA FUNDING, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            Year Ended
                                                            September 30,
                                                   ----------------------------
          ASSETS                                        1996           1995
                                                   ------------    ------------
Cash ...........................................   $  3,401,674    $    214,391
Restricted cash and cash equivalents (Note D) ..        358,179
Loans receivable (less allowance for credit
   losses of $466,395 in 1996 and $146,000 in
   1995) (Note B) ..............................      3,285,130       4,220,039
Accrued interest receivable ....................         36,168          56,500
Excess servicing receivables
   (Notes A[11] and E) .........................      2,675,407
Due from trustee ...............................      2,079,679
Furniture and equipment (net of accumulated
   depreciation of $22,274 and $1,998,
   respectively) (Notes A[5] and C) ............         97,894          34,603
Repossessed automobiles (net of allowance for
   losses of $298,271 in 1996) .................        491,314          78,219
Deferred offering costs (Note F) ...............                         97,631
Deferred taxes (Note H) ........................        365,000          50,300
Due from parent (Note I) .......................                         16,960
Other assets ...................................        319,394          66,554
                                                   ------------    ------------
               TOTAL ...........................   $ 13,109,839    $  4,835,197
                                                   ============    ============

          LIABILITIES


Bank overdraft .................................   $     54,304    $    106,785
Income taxes payable ...........................      1,705,000          11,500
Estimated future losses on loans sold (net
  of restricted cash and cash equivalents
  of $1,143,494) (Note D) ......................         76,756
Accounts payable and accrued expenses ..........        592,356          69,681
Advances under a line of credit (Note G) .......                      3,664,140
Due to parent ..................................      1,919,704
                                                   ------------    ------------
               Total liabilities ...............      4,348,120       3,852,106
                                                   ------------    ------------

Commitments (Notes I and J)

          STOCKHOLDERS' EQUITY
               (Note K)

Common stock, $.01 par value, authorized
   10,000,000 shares, issued and outstanding
   4,460,000 shares in 1996 and 3,080,000 in
   1995 ........................................         44,600          30,800
Additional paid-in capital .....................      9,597,271         974,200
Accumulated deficit ............................       (880,152)        (21,909)
                                                   ------------    ------------
          Total stockholders' equity ...........      8,761,719         983,091
                                                   ------------    ------------
          TOTAL ................................   $ 13,109,839    $  4,835,197
                                                   ============    ============


                 The accompanying notes to financial statements
                           are an integral part hereof

                               ASTA FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended
                                                            September 30
                                                   ----------------------------
                                                       1996           1995
                                                   ------------    ------------
Interest income ................................   $  3,372,857    $    516,845

Net gain on sale of loans (Note N) .............      3,450,179

Servicing fee income ...........................        244,710
                                                   ------------    ------------
                                                      7,067,746         516,845
                                                   ------------    ------------

General and administrative expenses (Note I) ...      2,067,263         317,288

Compensation charge upon release of escrow
   shares (Note K[2]) ..........................      2,937,500

Provision for credit losses ....................        783,767         146,000

Interest expense (Note E) ......................        709,159          86,366
                                                   ------------    ------------
                                                      6,497,689         549,654
                                                   ------------    ------------

Income (loss) before provision (benefit) for
   income taxes ................................        570,057         (32,809)

Provision (benefit) for income taxes (Note H) ..      1,428,300         (10,900)
                                                   ------------    ------------

NET LOSS .......................................   $   (858,243)   $    (21,909)
                                                   ============    ============

Net loss per share .............................   $      (0.25)   $      (0.01)
                                                   ============    ============

Weighted average number of shares outstanding ..      3,307,874       2,169,620


                 The accompanying notes to financial statements
                          are an integral part hereof.

                               ASTA FUNDING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                      Common Stock           Additional
                               --------------------------      Paid-in     Accumulated
                                 Shares         Amount         Capital       Deficit         Total
                               -----------    -----------    -----------   -----------    -----------
Issuance of common stock ...     2,680,000    $        54                                 $        54
   (Note K[l])

Conversion of due to
   affiliate to common stock       400,000              8    $ 1,004,938                    1,004,946

Recapitalization (Note K[l])                       30,738        (30,738)

Net loss ...................                                               $   (21,909)       (21,909)
                               -----------    -----------    -----------   -----------    -----------

Balance, September 30, 1995      3,080,000         30,800        974,200       (21,909)       983,091

Issuance of common stock
   (Note K[2]) .............     1,380,000         13,800      5,685,571                    5,699,371

Release of escrow shares
   (Note K[2]) .............                                   2,937,500                    2,937,500

Net loss ...................                                                  (858,243)      (858,243)
                               -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 1996      4,460,000    $    44,600    $ 9,597,271   $  (880,152)   $ 8,761,719
                               ===========    ===========    ===========   ===========    ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                               ASTA FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year Ended
                                                            September 30,
                                                   ----------------------------
                                                       1996           1995
                                                   ------------    ------------

Cash flows from operating activities:
   Net loss ....................................   $   (858,243)   $    (21,909)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation and amortization ..........        181,021           4,178
        Charge from release of escrow shares ...      2,937,500
        Provisions for losses ..................      2,004,016         146,000
        Deferred income taxes ..................       (314,700)        (50,300)
        Expenses advanced by parent ............         88,445         195,780
        Income taxes charged to parent .........                         27,900
        Increase (decrease) in cash from
          changes in:
             Restricted cash and cash
               equivalents .....................     (1,501,673)
             Accrued interest receivable .......         20,332         (56,500)
             Due from trustee ..................     (2,079,679)
             Other assets ......................       (252,840)        (68,734)
             Income taxes payable ..............      1,693,500          11,500
             Accounts payable and accrued
               expenses ........................        522,675          69,681
                                                   ------------    ------------
                  Net cash provided by operating
                    activities .................      2,440,354         257,596
                                                   ------------    ------------

Cash flows from investing activities:
   Loans originated ............................    (27,010,868)     (5,141,932)
   Loans repaid ................................     23,912,764         697,674
   Capital expenditures ........................        (83,567)        (34,601)
                                                   ------------    ------------
                  Net cash used in investing
                    activities .................     (3,181,671)     (4,478,859)
                                                   ------------    ------------

Cash flows from financing activities:
   Advances from parent ........................      1,848,219       3,603,000
   Payments to parent ..........................                     (2,840,694)
   Issuance of common stock ....................      5,797,002              54
   Deferred offering costs .....................                        (97,631)
   Advances (repayments) under line of credit ..     (3,664,140)      3,664,140
   Increase (decrease) in bank overdraft .......        (52,481)        106,785
                                                   ------------    ------------
                  Net cash provided by financing
                    activities .................      3,928,600       4,435,654
                                                   ------------    ------------
NET INCREASE IN CASH ...........................      3,187,283         214,391
Cash - beginning of period .....................        214,391             -0-
                                                   ------------    ------------

CASH - END OF PERIOD ...........................   $  3,401,674    $    214,391
                                                   ============    ============

Supplemental disclosure of cash flow
   information:
     Cash paid during the year for:
        Interest ...............................   $    612,170    $     21,682
        Income taxes ...........................         49,500


                 The accompanying notes to financial statements
                          are an integral part hereof.

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:

     [1]  The Company:

          Asta Funding, Inc. (the "Company") is a majority-owned subsidiary of Asta Group, Inc. ("Group"). The Company was formed July 7, 1994, however, activity did not commence until October 1994. The Company is engaged in the business of purchasing, selling and servicing retail installment sales contracts originated by automobile dealers financing the purchase primarily of used automobiles. The loans are generally purchased from automobile dealers in the states of New York, New Jersey and Connecticut. During the years ended September 30, 1996 and 1995 approximately 28% and 17%, respectively, of loans were originated through two automobile dealers under common ownership.

     [2]  Principles of consolidation:

          The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiary, Asta Auto Receivables Company, which is a limited purpose corporation formed to accommodate the structures under which the Company sells its contracts. All significant intercompany balances and transactions have been eliminated in consolidation.

     [3]  Cash and cash equivalents:

          The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

          The Company maintains cash balances in various financial institutions. Management periodically evaluates the creditworthiness of such institutions.

     [4]  Income recognition:

          Interest income from loans is recognized using the interest method. Accrual of interest income on loans receivable is suspended when a loan is contractually delinquent more than 60 days. The accrual is resumed when the loan becomes contractually current, and past due interest income is recognized at that time. In addition, a detailed review of loans will cause earlier suspension if collection is doubtful.

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

     [4]  Income recognition:  (continued)

          Gain on sales of loans receivable principally represents the present value of the differential between the interest rates charged by the Company and the interest rates passed on to the purchaser of the receivables, after considering the effects of estimated prepayments, repurchases, normal servicing fees and estimated future losses. Gains on the sale of loan receivables are recorded on the trade date using the specific identification method.

          Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", and continues its existing income recognition policies with respect to nonaccrual loans.

     [5] Furniture and equipment:

          Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

     [6]  Credit losses:

          Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review of loans receivable. Loans receivable are charged off when management deems them to be uncollectible.

          On October 1, 1995, the Company adopted prospectively SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all nonaccrual loans. The impaired loan portfolio is primarily collateral dependent, as defined by SPAS No. 114. Impaired loans are assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

          The provision for credit losses for the loans receivable sold with recourse is measured based on the present value of expected future losses discounted at a riskless interest rate.

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

     [7]  Loan origination fees and costs:

          Direct loan origination fees collected and costs incurred are deferred and amortized over the average lives of the loans using the interest method. Unamortized amounts are recognized at the time that loans are sold or paid in full.

     [8]  Repossessed automobiles:

          The Company records repossessed automobiles at the lower of loan balance or estimated fair value.

     [9]  Income taxes:

          Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses being reported for financial accounting and tax purposes in different periods.

     [10] Net loss per share:

          Net loss per share was computed based on the weighted average number of common shares outstanding during each year presented excluding shares in escrow. Since the common shares and common share equivalents issued prior to October 1, 1995 were at less than the price of the shares in the Company's initial public offering, in accordance with certain rules of the Securities and Exchange Commission, all common share equivalents were considered outstanding for the period from October 1, 1994 through June 30, 1995 (the period included in the initial public offering prospectus). Upon the Company exceeding certain income levels or the common stock exceeding certain market prices per share some or all of the common shares held in escrow will be released (see Note K[2]).

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

     [11] Excess servicing receivables:

          Excess servicing receivables ("ESR") result from the sale of loans on which the Company retains servicing rights and all, or a portion of, the excess cash flows. ESRs are determined by computing the difference between the weighted average yield of the loans sold and the yield to the purchaser, adjusted for the cost of servicing the loans by the Company. The resulting differential is recorded as a gain in the year of sale equal to the present value of the estimated cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidation's and other losses. The excess servicing cash flows are only available to the Company to the extent that there is no impairment of the credit enhancement that is established at the time the loans are sold to the purchaser. The excess servicing cash flows over the estimated remaining life of the loans have been calculated for all applicable periods using estimates for prepayments, losses and weighted average discount rates, which the Company expects market participants would use for similar instruments. Losses are discounted at an assumed risk free rate. The ESRs are amortized using the interest method. To the extent that the actual future performance of the loans results in less excess cash flows than the Company estimated, the Company's ESRs will be adjusted at least quarterly, with corresponding charges recorded against income in the period in which the adjustment is made. To the extent that the actual cash flows exceed the Company's estimates the Company will record additional servicing fees.

     [12) Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE B) - Loans Receivable and Allowance for Credit Losses:

     All loans are at fixed rates of interest, collateralized by automobiles and have remaining maturities of 5 years or less. At September 30, 1996, the average effective interest rate of the loan portfolio approximated 33%. Each loan provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company purchases the loans from dealers at a discount from the amount financed under the contract. Substantially all borrowers are located in the states of New York, New Jersey, Connecticut and Delaware

     At September 30, 1996 and 1995, nonaccrual loans totaled $254,964 and $28,010, respectively

     Changes in the allowance for credit losses consisted of the following:

                                                 1996          1995
                                               ---------     ---------
          Balance, beginning of period ....    $ 146,000     $ 146,000
          Provisions ......................      485,495
          Charge-offs .....................     (199,308)
          Recoveries ......................       34,208
                                               ---------     ---------
          Balance, end of period ..........    $ 466,395     $ 146,000
                                               =========     =========

(NOTE C) - Furniture and Equipment

     Furniture and equipment consist of the following:

                                                   1996        1995
                                                 ---------   ---------

          Furniture ..........................   $  23,182   $   2,470
          Equipment ..........................      96,986      34,131
                                                 ---------   ---------
                                                   120,168      36,601
          Less accumulated depreciation ......      22,274       1,998
                                                 ---------   ---------
                    Total ....................   $  97,894   $  34,603
                                                 =========   =========

     Depreciation expense for the years ended September 30, 1996 and 1995 aggregated $20,276 and $1,998, respectively.

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE D) - Restricted Cash and Estimated Future Losses on Loans Sold:

     In connection with the sale of $22,900,000 of loans securitized and sold, the Company's subsidiary and the trustee for the Asta Auto Grantor Trust agreed that the Company would escrow $358,179 for possible interest adjustments due to borrowers prepaying the loans and $1,143,494 as an initial deposit into a Spread Account. Additionally, the Company is required to deposit into the Spread Account excess servicing cash flows in order to maintain a specified percentage of the outstanding principal balance of the certificates. This percentage may increase in the event of defaults and/or losses exceeding certain specified levels. Additionally, losses are charged against the Spread Account. If the Spread Account is in excess of the specified percentage, the trustee will release the excess funds to the Company.

     The Company determined that the present value of the estimated future losses on loans sold as of September 30, 1996 is $1,220,251. Since the Spread Account is available to offset losses, it has been netted against the estimated future losses on loans sold.

(NOTE E) - Excess Servicing Receivables:

     Excess servicing receivables transactions during the year ended September 30, 1996 are as follows:

          Increase in excess servicing receivables ...    $ 2,836,152
          Amortization of excess servicing ...........       (160,745)
                                                          -----------
          Balance, September 30, 1996 ................    $ 2,675,407
                                                          ===========


(NOTE F) - Deferred Offering Costs and Related Expenses:

     At September 30, 1995, the Company incurred $97,631 of incremental costs in connection with the initial public offering of its common stock. Upon consummation of the offering, the deferred offering costs were charged against the gross proceeds of the offering.

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE G) - Advances Under a Line of Credit:

     In November 1995, the Company entered into a two-year credit facility with a bank under which the Company can borrow the lesser of the advance rate (between 70% and 80% of the eligible loans receivable) and $15 million. Advances accrue interest at the prime rate plus one percent. At September 30, 1996, there were no amounts outstanding. The advances under the previous $4,000,000 line of credit were paid off by advances from this credit facility.

(NOTE H) - Income Taxes:

     The results of operations for the year ended September 30, 1995 have been included in the consolidated federal income tax return of Group. The following information is presented on a separate company tax return basis. As a result of the initial public offering (see Note K[2]), the Company is no longer included in the consolidated federal income tax return of Group.

     The significant components of the Company's deferred tax asset at September 30, 1996 and 1995 are as follows:

                                                        1996           1995
                                                     -----------    -----------
Allowance for credit losses ......................   $   326,600    $    58,300

Estimated future losses on loans sold ............        32,800

Deferred loan fees and costs .....................         5,600         (8,000)
                                                     -----------    -----------

Net deferred tax asset ...........................   $   365,000    $    50,300
                                                     ===========    ===========


     The components of the provision (benefit) for income taxes for the years ended September 30, 1996 and 1995 are as follows:

                                                        1996           1995
                                                     -----------    -----------
Current:
     Federal .....................................   $ 1,350,000    $    27,900
     State .......................................       393,000         11,500
                                                     -----------    -----------
                                                       1,743,000         39,400
                                                     -----------    -----------
Deferred:
     Federal .....................................      (249,000)       (39,000)
     State .......................................       (65,700)       (11,300)
                                                     -----------    -----------
                                                        (314,700)       (50,300)
                                                     -----------    -----------

Income tax (benefit) .............................   $ 1,428,300    $   (10,900)
                                                     ===========    ===========

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE H) - Income Taxes: (continued)

     The difference between the statutory federal income tax rate on the Company's net loss and the Company's effective income tax rate is summarized as follows:

                                                        1996     1995
                                                       ------   ------
          Statutory federal income tax rate ........     34.0%    34.0%
          Charge from release of escrow shares .....    175.2
          State income tax, net of federal benefit .     37.9      (.4)
          Miscellaneous ............................      3.5      (.4)
                                                       ------   ------
          Effective income tax rate ................    174.8%   (33.2)%
                                                       ======   ======


(NOTE I) - Related Party Transactions:

     The Company leases its facilities through July 2000 pursuant to a sublease from a subsidiary of Group. The terms of the sublease are substantially identical to the terms of the underlying lease between the subsidiary of Group and the lessor. Minimum lease payments are as follows:

     September 30,
     -------------
          1997 ..................................            $ 98,416
          1998 ..................................             104,125
          1999 ..................................             104,125
          2000 ..................................              86,770
                                                             --------
              Total .............................            $393,436
                                                             ========

     During the years ended September 30, 1996 and 1995, salaries, related payroll taxes and occupancy costs allocated from Group to the Company aggregated $88,445 and $141,818, respectively. Management allocates costs monthly based upon its estimate of the cost of services Group provided to the Company. Additionally, during the year ended September 30, 1996 and 1995, Group paid direct expenses and purchased equipment for the Company aggregating $16,647 and $2,000, respectively.

     During the years ended September 30, 1996 and 1995, Group advanced funds to the Company. Interest expense, at 8 percent per annum, aggregated $14,226 and $37,315 in the years ended September 30, 1996 and 1995, respectively

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE J) - Commitments:

     [1] Minimum annual rental payments under noncancelable operating leases which expire through 1999. Future minimum lease payments at September 30, 1996 are as follows:

          1997 ..................................      $21,857
          1998 ..................................       16,559
          1999 ..................................        8,107
                                                       -------

               Total .............................     $46,523
                                                       =======

     Rent expense for the years ended September 30, 1996 and 1995 was approximately $48,500 and $19,200, respectively, (including $35,500 and $14,700 to a subsidiary of Group) (see Note I).

     [2]  Employment agreements:

          On November 13, 1995, the Company entered into employment agreements with three executives which expire in September 1998. Under the terms of the agreements, the aggregate annual base salaries effective September 30, 1996 are $341,000. Additionally, each executive may be granted annual bonuses.

          Concurrently, the Company entered into a one-year consulting agreement with a director of the Company, pursuant to which he will be paid an annual fee of $75,000. Included in the accompanying consolidated statement of operations for the year ended September 30, 1996 is $66,058 of consulting expense related to this consulting agreement.


(NOTE K) - Stockholders' Equity:

     [1]  Recapitalization:

          In October 1995, Asta Funding, Inc., a New Jersey corporation, (the predecessor) merged into a newly formed corporation, Asta Funding, Inc., a Delaware corporation. In conjunction with the merger, the 616 shares of the predecessor then outstanding were exchanged for 3,080,000 shares of the newly formed company. This transaction is given retroactive effect in the accompanying financial statements.

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE     K) - Stockholders' Equity:  (continued)

     [2]  Initial public offering:

          On November 13, 1995, the Company, in its initial public offering, sold 1,200,000 of its common stock. On December 1, 1995, the underwriter executed its option to sell an additional 180,000 shares of the Company's common stock. Net of related expenses, the Company raised $5,685,571 in the offering.

          Upon consummation of the Company's initial public offering, certain shareholders deposited 1,000,000 shares of common stock (the "Escrow Shares") into an escrow with the Company's transfer agent, pursuant to an agreement by the Company, the escrow agent, and Whale Securities, LP. During the escrow period, the Escrow Shareholders' may vote, but not transfer, the escrow shares. The escrow agreement provides for the escrow shares to be released either in their entirety or in increments of 500,000 depending on the Company's attainment of certain income levels for the fiscal years ending September 30, 1996 and September 30, 1997 or alternatively, if the Company's common stock trades above certain levels for a specified period of time during the fiscal years ending September 30, 1996 and 1997. The release of the escrow shares is deemed to be compensatory and results in a charge to the Company equal to the fair market value of the escrow shares as of the date on which they are released. The charge related to the release of the shares is not deductible for income tax purposes.

          As of September 30, 1996, the Company has exceeded the income level in the escrow agreement which provides for the release of fifty-percent of the escrow shares. The release of the 500,000 shares of common stock is deemed compensatory and results in a noncash expense for the year ended September 30, 1996 of $2,937,500, the estimated fair value of the escrow shares at the time of their release. The remaining 500,000 escrowed shares of common stock will be released if either (a) the pre-tax earnings, as defined, equal or exceed $7 million for the year ended September 30, 1997 or (b) the average bid price of the common stock equals or exceeds $12.00 per share for a 30 trading day period prior to September 30, 1997. Should either the performance goal or the stock price milestones are met, the release of the shares will result in the Company recognizing an additional compensation expense equal to the market value of the shares released.

     [3]  Stock options:

          In October 1994, the Company agreed to issue 325,000 shares of common stock to two officers, subject to the Company's right to repurchase 222,500 of such shares for a total of $2 should such persons terminate their employment prior to October 1998. Upon adoption of a stock option plan in October 1994, these two persons agreed to receive from the Company options to purchase 120,000 shares

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE K) - Stockholders' Equity:  (continued)

of common stock at an exercise price of $.01 per share in lieu of a like number of shares of common stock that would have been subject to the foregoing right to repurchase. The options become exercisable in September 1998 and expire in October 2004.

     In September 1995, the Company adopted a stock option plan under which 420,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others. Concurrently, the Company granted options to purchase 200,000 shares of common stock at $5.00 per share. The options become exercisable beginning in September 1996 and expire September 2005.

     During the year ended September 30, 1996, the Company granted options to purchase 97,500 shares of common stock at prices ranging from $4.50 to $5.00 per share. No options were either exercised or canceled. These options become exercisable beginning in January 1997 and expire through August 2006.


(NOTE L) - Retirement Plan:

     During 1996, the company established a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. There were no contributions for the year ended September 30, 1996.


(NOTE M) - Current Accounting Pronouncements:

     Recently, SFAS No. 123 "Accounting for Stock-Based Compensation and SFAS No. 125 "Accounting by Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" were issued and, except for nonemployee compensation, are effective for years beginning after December 15, 1995 and transactions after December 31, 1996, respectively. Accordingly, the Company has not yet adopted these standards, but believes that these standards will not have a material impact on the measurement of the results of operations or financial position of the Company.

(continued)

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE N) - Gain on Sale of Loans:

     In 1996, the Company securitized and sold with limited recourse approximately $22,900,000 of loans. Since the Company did not retain the future economic benefits embodied in the loans and can reasonably estimate its obligation under the recourse provision (see Note D), the transaction has been accounted for as a sale. Accordingly, the company recognized a gain of $3,450,179. Additionally, the Company entered into an agreement to securitize and sell, through the same investment banker, an additional $178,000,000 of loans through May 2000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1997 is incorporated by reference in response to this item 9.

Item 10. Executive Compensation.

      Information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1997 is incorporated by reference in response to this item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1996 is incorporated herein by reference in response to this item 11.

Item 12. Certain Relationships and Related Transactions

      Information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1996 is incorporated by reference in response to this item 12.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number
-------

 3.1        Certificate of Incorporation.(1)

 3.2        By laws.(2)

10.1 Agreement dated May 9, 1996, between the Company and Greenwich Capital Markets, Inc. for the securitization of the Company's Contracts.

10.2 Servicing Agreement dated September 30, 1996, between the Company and Harris Savings Bank and Trust for the servicing of the Contracts sold.

10.3 Amendment #1, dated September 1, 1996 between the Company and Asta Group Incorporated, to Sub-Lease Agreement dated August 9, 1995.

10.4 Consulting Agreement dated November 14, 1996, by and between the Company and Arthur Stern.

11.         Statement of Computation of Earnings.

22.         Subsidiary of the Company.

27.         Financial Data Schedule.

      1. Incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

      2. Incorporated by reference to exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

(b) Reports on Form 8-K

      October 15, 1996 - Item 1, regarding the securitization of automobile loan receivables.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASTA FUNDING, INC.


Dated:  December 19, 1996              By:/s/Gary Stern
                                          -----------------------------------
                                          Gary Stern
                                          President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                               Title                      Date
---------                               -----                      ----

/s/Gary Stern                    President and Director      December 19, 1996
-------------------------
Gary Stern

/s/Mark Levy                     Executive Vice President    December 19, 1996
-------------------------        (Chief Operating Officer)
Mark Levy

/s/Mitchell Herman               Chief Financial Officer,    December 19, 1996
-------------------------        Secretary (Chief Financial
Mitchell Herman                  Officer and Accounting
                                 Officer) and Director

/s/Arthur Stern                  Director                    December 19, 1996
-------------------------
Arthur Stern

/s/Martin Fife                   Director                    December 19, 1996
-------------------------
Martin Fife

/s/Herman Badillo                Director                    December 19, 1996
-------------------------
Herman Badillo

/s/General Buster Glosson        Director                    December 19, 1996
-------------------------
General Buster Glosson

/s/Edward Celano                 Director                    December 19, 1996
-------------------------
Edward Celano

                                 EXHIBIT INDEX

Exhibit
Number
-------

 3.1        Certificate of Incorporation.(1)

 3.2        By laws.(2)

10.1 Agreement dated May 9, 1996, between the Company and Greenwich Capital Markets, Inc. for the securitization of the Company's Contracts.

10.2 Servicing Agreement dated September 1, 1996, between the Company and Harris Savings Bank and Trust for the servicing of the Contracts sold.

10.3 Amendment #1, dated September 1, 1996 between the Company and Asta Group Incorporated, to Sub-Lease Agreement dated August 9, 1995.

10.4 Consulting Agreement dated November 14, 1996, by and between the Company and Arthur Stern.

11.         Statement of Computation of Earnings.

22.         Subsidiary of the Company.

27.         Financial Data Schedule.

      1. Incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

      2. Incorporated by reference to exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).