Form 10QSB
period 1996-12-31
ASTA FUNDING INC
filed 1997-02-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26906

                               ASTA FUNDING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      22-3388607
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. EmployerIdentification No.)
incorporation or organization)





  210 Sylvan Ave., Englewood Cliffs, New Jersey                        07632
---------------------------------------------------                  ----------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last
report:         N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes        No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 1997 the registrant had 4,460,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               -----    -----

                        Asta Funding, Inc. and Subsidiary
                          Form 10-QSB December 31, 1996


                                      INDEX



Part I.  Financial Information

            Item 1.  Financial Statements

                     Consolidated balance sheets as of December 31, 1996 (Unaudited) and September 30, 1996

                     Consolidated statements of operations for the three-month periods ended December 31, 1996 and December 31, 1995 (Unaudited)

                     Consolidated statements of cash flows for the three-month periods ended December 31, 1996 and December 31, 1995 (Unaudited)

                     Notes to consolidated financial statements (Unaudited)

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


            Item 1.  Legal Proceedings

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiary

Consolidated Balance Sheets
                                               December 31,      September 30,
                                               ------------      -------------
                                                   1996              1996
                                                   ----              ----
                                                Unaudited
 Assets
 Cash                                        $     19,093       $  3,401,674
 Restricted cash and cash equivalents, net        744,924            358,179
 Loans receivable, net                          7,923,673          3,285,130
 Accrued interest receivable                      115,680             36,168
 Servicing fees receivable                         53,332             59,919
 Excess servicing receivable, net               2,205,032          2,675,407
 Due from trustee                                 321,783          2,079,679
 Furniture and equipment, net                     105,056             97,894
 Repossessed automobiles, net                     263,058            491,314
 Deferred taxes                                   325,000            365,000
 Other assets                                     361,543            259,475
                                             ------------       ------------
                                             $ 12,438,174       $ 13,109,839
                                             ============       ============

 Liabilities and Stockholders' Equity
 Liabilities
 Bank overdraft                              $    108,620       $     54,304
 Income taxes payable                             726,399          1,705,000
 Estimated future losses on loans sold               --               76,756
 Accounts payable and accrued expenses            129,523            592,356
 Advances under a line of credit                2,750,000               --
 Due to parent                                     19,877          1,919,704
                                             ------------       ------------
                                                3,734,419          4,348,120
                                             ------------       ------------

 Stockholders' Equity
 Common stock, $.01 par value; authorized
 10,000,000 shares; issued and outstanding
  4,460,000                                        44,600             44,600
 Additional paid-in capital                     9,597,271          9,597,271
 Accumulated deficit                             (938,116)          (880,152)
                                             ------------       ------------
                                                8,703,755          8,761,719
                                             ------------       ------------
                                             $ 12,438,174       $ 13,109,839
                                             ============       ============




See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Operations
Unaudited

                                                    Three Months Ended
                                                        December 31,
                                                --------------------------
                                                    1996           1995
                                                -----------    -----------
 Revenues:
 Interest                                       $   530,436    $   506,734
 Servicing fees                                     312,830           --
                                                -----------    -----------
                                                    843,266        506,734
                                                -----------    -----------

 Expenses:
 General and administrative                         625,810        212,526
 Provision for credit losses                        274,000        125,800
 Interest                                            40,020        113,463
                                                -----------    -----------
                                                    939,830        451,789
                                                -----------    -----------
 Income (loss) before provision (benefit) for
      income taxes                              $   (96,564)    $   54,945

 Provision (benefit) for income taxes               (38,600)        22,000
                                                -----------    -----------
 Net income (loss)                              $   (57,964)    $   32,945
                                                ===========    ===========

 Net income (loss) per share                    $     (0.01)    $     0.01
                                                ===========    ===========
 Weighted average number of shares
       outstanding                                3,960,000      2,898,189
                                                ===========    ===========

















See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary


Consolidated Statements of Operations
Unaudited


                                                                     Three Months Ended
                                                                         December 31,
                                                                 --------------------------
                                                                     1996           1995
                                                                 -----------    -----------

 Cash flows from operating activities:
   Net income (loss)                                              $   (57,964)   $    32,945
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                     19,491         15,279
     Amortization of excess servicing                                 470,375           --
     Provision for losses                                             274,000        120,472
     Deferred income taxes                                             40,000        (43,000)
     Expenses advanced by parent                                       18,380         24,990
     Changes in operating assets and liabilities:
        Accrued interest receivable                                   (79,512)       (54,700)
        Servicing fees receivable                                       6,587           --
        Other assets                                                  (32,711)      (120,995)
        Due from trustee                                            1,757,896           --
        Restricted cash                                              (613,501)          --
        Accounts payable and accrued expenses                      (1,441,433)       (26,805)
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities       361,608        (51,814)

 Cash flows from investing activities:
     Loans originated                                              (5,430,711)    (4,187,312)
     Loans repaid                                                     824,375        752,341
     Capital expenditures                                             (16,911)          --
                                                                  -----------    -----------
             Net cash used in investing activities                 (4,623,247)    (3,434,971)

 Cash flows from financing activities:
    Advances from parent                                                 --            8,757
     Payments to parent                                            (1,925,258)          --
     Increase in bank overdraft                                        54,316           --
     Issuance of common stock                                            --        5,699,371
     Deferred offering costs                                             --           97,631
     Advances under a line of credit                                2,750,000        533,925
                                                                  -----------    -----------
             Net cash provided by financing activities                879,058      6,339,684
                                                                  -----------    -----------

 Increase (decrease) in cash                                       (3,382,581)     2,852,899

 Cash at the beginning of period                                    3,401,674        107,607
                                                                  -----------    -----------
 Cash at end of period                                            $    19,093    $ 2,960,506
                                                                  ===========    ===========

 Supplemental disclosure of cash flow information:
    Cash paid during the period
          Interest                                                $    10,352    $    97,052
          Income taxes                                            $   900,000    $      --

See accompanying notes to consolidated financial statements

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of  Presentation

Asta Funding, Inc. (the "Company") is a consumer finance company engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company was formed July 7, 1994. However, activity did not commence until October 1994. The Company's fiscal year-end is September 30.

The consolidated balance sheet as of December 31, 1996, the consolidated statement of operations for the three-month period ended December 31, 1996, and the consolidated statement of cash flows for the three-month period ended December 31, 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 1996, and the results of operations and cash flows for the three-month period ended December 31, 1996 have been made. The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the operating results for the full year.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiary, Asta Auto Receivables Company, a limited purpose corporation formed to accommodate certain resales of Contracts by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Loans Receivable

The Contracts which the Company purchases from dealers provide for finance charges of between 18.9% and 29.9%. Each Contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchases Contracts at a discount from the full amount financed under a Contract.

Note 4: Interest Income

Interest income on loans is recognized using the interest method. Accrual of interest income on loans receivable is suspended when a loan is contractually delinquent more than 60 days.

Note 5:  Servicing Fees

Servicing fees are reported as income when earned, net of related amortization of excess servicing fees. Servicing costs are charged to expense as incurred.

Note 6: Initial Public Offering

On November 17, 1995, the Company, in its initial public offering, sold 1,200,000 shares of its common stock. Proceeds, net of expenses of the offering, were approximately $4,400,000. Additionally, the underwriter received warrants to purchase shares of common stock at $6.50 per share. An additional 180,000 shares were sold on December 1, 1995 pursuant to the exercise by the underwriter of the over-allotment option for approximately $800,000 net of expenses.

                               Asta Funding, Inc.
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

The Company is engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company was formed July 7, 1994 and purchased its first Contract in October 1994.

The Company typically purchases Contracts which have been entered into by Dealers and purchasers of automobiles ("Sub-Prime Borrowers") who may have limited credit histories, low incomes or past credit problems and, therefore, are generally unable to obtain credit from traditional sources of automobile financing such as commercial banks, savings and loan associations or credit unions. Sub-Prime Borrowers typically pay a higher rate of interest than do prime borrowers utilizing traditional financing sources.

The Company generates revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on the Contracts.

Results of operations

The three-month period ended December 31, 1996, compared to the three-month period ended December 31, 1995

Revenues. During the three-month period ended December 31, 1996, revenues increased by $336,532 compared to the three-month period ended December 31, 1995. Interest income increased by $23,702 compared to the three-month period ended December 31, 1995. The increase in revenue and interest income is due to the increase in the volume of Contracts purchased and serviced by the Company. During the three-month period ended December 31, 1996, the Company purchased 546 Contracts from Dealers, compared to 472 in the three-month period ended December 31, 1995. Servicing fees of $312,830 for the three months ended December 31,1996 consisted of base and excess monthly servicing fees on Contracts sold and serviced by the Company. The Company completed its first sale and securitization of a portfolio of Contracts in September 1996.

Expenses. During the three-month period ended December 31, 1996, general and administrative expenses increased by $413,284 compared to the three-month period ended December 31, 1995. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's increased volume of purchasing and servicing Contracts.

Interest expense decreased by $73,443 during the three-month period ended December 31, 1996 compared to the same period in the prior year and represented 4.3% of total expenses for the three-month period ended December 31, 1996. The decrease is due to a decrease in borrowings under the line of credit on the Company's credit facility with BankAmerica Business Credit, Inc. ("BankAmerica").

During the three-month period ended December 31, 1996, the provision for losses on Contracts purchased increased by $148,200 and represented 29.2% of total expenses compared to the three-month period ended December 31, 1995. The increase is due to the increase in contracts purchased compared to the three-month period ended December 31, 1995 and management's evaluation of its loan loss reserves.

The three-month period ended December 31, 1995, compared to the three-month period ended December 31, 1994

Revenues. During the three-month period ended December 31, 1995, interest income increased by $503,517 as compared to the three-month period ended December 31, 1994. The increase in interest income is due to the Company's significant expansion of Contracts purchased and serviced. During the three-month period ended December 31, 1995, the Company purchased 472 Contracts from Dealers, compared to 21 in the three-month period ended December 31, 1994.

Expenses. During the three-month period ended December 31, 1995, operating expenses increased by $148,969 as compared to the three-month period ended December 31, 1994. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's increased volume of purchasing and servicing Contracts.

                               Asta Funding, Inc.
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Interest expense increased by $113,133 and represented 25% of total operating expenses for the period ended December 31, 1995. The majority of interest expense consisted of interest accrued and/or paid on the Company's credit line facilities.

During the three-month period ended December 31, 1995, the provision for losses on Contracts purchased increased by $120,800 and represented 28% of total operating expenses. The increase in the provision reflects the Company's increase in volume when compared to the same period last year.

Liquidity and Capital Resources

The funds necessary to support the Company's purchasing of Contracts have been provided primarily from its initial public offering, bank borrowings under lines of credit and contributed capital from Asta Group, Incorporated, the majority stockholder.

In November 1995, the Company entered into a two-year credit facility with BankAmerica (the "Credit Facility") under which the Company can borrow the lesser of the advance rate (between 70% and 80% of eligible loans receivable) and $15 million. At December 31, 1996, advances under the Credit Facility aggregated $2,750,000. The advances bear interest at the prime rate plus 1%. At December 31, 1996, the Company was in technical default under certain covenants contained in the Credit Facility. Currently, the Company is renegotiating these covenants.

The Company's cash requirements have been and will continue to be significant. Pursuant to the terms of the securitization agreement between Greenwich Capital Markets, Inc. and Asta Funding, Inc., the Company was required to make a significant initial cash deposit, for purposes of credit enhancement, to a spread account (the "Spread Account"). The Spread Account is pledged to support the related Asset Backed Securities ("ABS"), and is invested in high quality liquid securities. Excess cash flows from the securitized Contracts are required to be deposited into the Spread Account until such time as the Spread Account balance reaches a specific percent of the outstanding balance of the related ABS.

The Company anticipates the funds available under the Credit Facility, the proceeds from the sale of Contracts and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for the next 12 months, assuming that the Company continues to have a means by which to sell its warehoused Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

The Company does not anticipate any need for significant capital expenditures in connection with the expansion of its business for at least 12 months.

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include but are not limited to , the Company's opportunities to increase revenues through, among other things, the purchase of additional Contracts, the development of relationships with new Dealers future securitizations and liquidity and capital requirements.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences are: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and which may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated, mainly the Northeast and Mid-Atlantic States; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing, each of which could restrict the Company's ability to obtain cash for Contract origination and purchases; increases in the amounts required to be set aside in spread accounts or to be expended for other forms of credit enhancement to support future securitizations; increased competition; a reduction in the number and

                        Asta Funding, Inc. and Subsidiary
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



amount of acceptable Contracts submitted to the Company by its dealers; and changes in government regulations effecting consumer credit. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                        Asta Funding, Inc. and Subsidiary
                          Form 10-QSB December 31, 1996


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.


Item 5.  Other Information

On February 14, 1997, the Company terminated its employment relationship with its Chief Operating Officer, Mark B. Levy.


Item 6.  Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit
Number

  3.1    Certificate of Incorporation. (1)
  3.2    By laws. (2)
   27    Financial Data Schedule


b.  Reports on Form 8-K filed during the quarter ended December 31, 1996-None.













         (1) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

         (2) Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

                        Asta Funding, Inc. and Subsidiary
                          Form 10-QSB December 31, 1996


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASTA FUNDING, INC.
                                    (Registrant)


Date: February 14, 1997        By:  /s/    Gary Stern
                                    ----------------------------------------
                                    Gary Stern, President, Chief
                                      Executive Officer
                                      (Principal Executive Officer)


Date: February 14, 1997         By:  /s/     Mitchell Herman
                                    ----------------------------------------
                                    Mitchell Herman, Chief Financial Officer
                                    (Principal Financial Officer and
                                      Principal Accounting Officer)