Form 10QSB
period 1997-03-31
ASTA FUNDING INC
filed 1997-05-08
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26906
                        -------

                               ASTA FUNDING, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     22-3388607
           --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 210 Sylvan Ave., Englewood Cliffs, New Jersey                 07632
 ---------------------------------------------                 -----
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1997 the registrant had 4,460,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ----   -----

                        Asta Funding, Inc. and Subsidiary
                           Form 10-QSB March 31, 1997


                                      INDEX


Part I.  Financial Information
------------------------------

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and September 30, 1996

                 Consolidated Statements of Operations for the three- and six-month periods ended March 31, 1997 and March 31, 1996 (Unaudited)

                 Consolidated Statements of Cash Flows for the six-month periods ended March 31, 1997 and March 31, 1996 (Unaudited)

                 Notes to consolidated financial statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information
--------------------------

         Item 1.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiary

Consolidated Balance Sheets

                                                                          March 31,               September 30,
                                                                        -----------               -------------
                                                                            1997                       1996
                                                                            ----                       ----
                                                                          Unaudited
Assets
Cash                                                                    $    16,270                $ 3,401,674
Restricted cash and cash equivalents, net                                   764,848                    358,179
Loans receivable, net                                                     9,998,048                  3,285,130
Accrued interest receivable                                                 135,465                     36,168
Servicing fees receivable                                                    43,643                     59,919
Excess servicing receivable, net                                          1,663,031                  2,675,407
Due from trustee                                                            147,584                  2,079,679
Furniture and equipment, net                                                135,284                     97,894
Repossessed automobiles, net                                                982,241                    491,314
Deferred taxes                                                              250,000                    365,000
Other assets                                                                156,949                    259,475
                                                                        -----------                -----------
          Total Assets                                                  $14,293,363                $13,109,839
                                                                        ===========                ===========



Liabilities and Stockholders' Equity
Liabilities
Bank overdraft                                                          $   152,908                $    54,304
Income taxes payable                                                        327,123                  1,705,000
Estimated future losses on loans sold                                          --                       76,756
Accounts payable and accrued expenses                                       304,305                    592,356
Advances under a line of credit                                           5,000,000                      --
Due to parent                                                                48,237                  1,919,704
                                                                        -----------                -----------
          Total Liabilities                                               5,832,573                  4,348,120
                                                                        -----------                -----------

Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
4,460,000                                                                    44,600                     44,600
Additional paid-in capital                                                9,597,271                  9,597,271
Accumulated deficit                                                      (1,181,081)                  (880,152)
                                                                        -----------                -----------
          Total Liabilities                                               8,460,790                  8,761,719
                                                                        -----------                -----------
Total Liabilities and Stockholders' Equity                              $14,293,363                $13,109,839
                                                                        ===========                ===========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Operations
Unaudited

                                                          Three Months Ended                Six Months Ended
                                                               March 31,                         March 31,
                                                    -----------------------------       -----------------------------
                                                      1997                1996            1997               1996
                                                      ----                ----            ----               ----
Revenues:
Interest                                            $  822,689         $  782,929       $1,353,125         $1,289,663
Servicing fees                                          44,955               --            357,785             --
                                                    ----------         ----------       ----------         ----------
                                                       867,644            782,929        1,710,910          1,289,663
                                                    ----------         ----------       ----------         ----------
Expenses:
General and administrative                             832,031            333,381        1,457,841            545,907
Provision for credit losses                            345,746            132,600          619,746            258,400
Interest                                                96,181             98,624          136,201            212,087
                                                    ----------         ----------       ----------         ----------
                                                     1,273,958            564,605        2,213,788          1,016,394
                                                    ----------         ----------       ----------         ----------
Income (loss) before provision (benefit) for
     income taxes                                   $ (406,314)        $  218,324       $ (502,878)        $  273,269

Provision (benefit) for income taxes                  (163,350)            89,002         (201,950)           111,002
                                                    ----------         ----------       ----------         ----------
Net income (loss)                                   $ (242,964)        $  129,322       $ (300,928)        $  162,267
                                                    ==========         ==========       ==========         ==========

Net income (loss) per share                         $    (0.06)        $     0.04       $    (0.07)        $     0.05
                                                    ==========         ==========       ==========         ==========
Weighted average number of shares
      outstanding                                    3,960,000          3,588,132        3,960,000          3,241,522
                                                    ==========         ==========       ==========         ==========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Unaudited

                                                                          Six Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                          1997           1996
                                                                          ----           ----
Cash flows from operating activities:
  Net income (loss)                                                  $  (300,928)    $   162,267
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                         53,951          50,134
    Amortization of excess servicing                                     988,416            --
    Provision for losses                                                 619,700         258,400
    Deferred income taxes                                                115,000         (90,000)
    Expenses advanced by parent                                           46,740          36,279
    Changes in operating assets and liabilities:
       Accrued interest receivable                                       (99,296)        (95,623)
       Servicing fees receivable                                          16,276            --
       Other assets                                                       (5,417)       (188,323)
       Due from trustee                                                1,932,095            --
       Restricted cash                                                (1,237,747)           --
       Accounts payable and accrued expenses                          (1,665,927)        194,193
                                                                     -----------     -----------
           Net cash provided by operating activities                     462,863         327,327

Cash flows from investing activities:
    Loans originated                                                  (8,827,302)     (8,628,396)
    Loans repaid                                                       1,834,969       2,031,941
    Capital expenditures                                                 (57,640)         (9,123)
                                                                     -----------     -----------
            Net cash used in investing activities                     (7,049,973)     (6,605,578)

Cash flows from financing activities:
   Advances from parent                                                     --             3,955
    Payments to parent                                                (1,896,898)           --
    Increase in bank overdraft                                            98,604            --
    Issuance of common stock                                                --         5,699,371
    Deferred offering costs                                                 --            97,631
    Advances under a line of credit                                    5,000,000       1,033,925
                                                                     -----------     -----------
            Net cash provided by financing activities                  3,201,706       6,834,882
                                                                     -----------     -----------
Increase (decrease) in cash                                           (3,385,404)        556,631

Cash at the beginning of period                                        3,401,674         107,607
                                                                     -----------     -----------
Cash at end of period                                                $    16,270     $   664,238
                                                                     ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                    $    84,876     $   179,086
         Income taxes                                                $   900,000     $    14,500

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

The consolidated balance sheet as of March 31, 1997, the consolidated statement of operations for the three- and six-month periods ended March 31, 1997 and 1996, and the consolidated statement of cash flows for the six-month periods ended March 31, 1997 and 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997 and 1996, the results of operations for the three- and six-month periods ended March 31, 1996 and 1997 and the cash flows for the six-month periods ended March 31, 1996 and 1997 have been made. The results of operations for the three- and six-month periods ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

Note 3: Loans Receivable

The Contracts which the Company purchases from dealers provide for finance charges of between 18.9% and 29.9% per annum. Each Contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchases Contracts at a discount from the full amount financed under a Contract.

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

The Company typically purchases Contracts between Dealers and purchasers of automobiles ("Sub-Prime Borrowers") who may have limited credit histories, low incomes or past credit problems and, therefore, are generally unable to obtain credit from traditional sources of automobile financing such as commercial banks, savings and loan associations or credit unions. Sub-Prime Borrowers typically pay a higher rate of interest than do prime borrowers utilizing traditional financing sources.

The Company generates revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on Contracts.

Results of operations

The three-month period ended March 31, 1997, compared to the three-month period ended March 31, 1996
-------------------------------------------------------------------------------

Revenues. During the three-month period ended March 31, 1997, revenues increased by $84,715 compared to the three-month period ended March 31, 1996. Interest income increased by $39,760 compared to the three-month period ended March 31, 1996. The increase in revenue and interest income is due to the increase in the volume of Contracts serviced by the Company. During the three-month period ended March 31, 1997, the Company purchased 368 Contracts from Dealers, compared to 498 in the three-month period ended March 31, 1996. The Company earned Servicing fees of $44,955 for the three months ended March 31, 1997, which consisted of base and excess monthly servicing fees on Contracts sold and serviced by the Company. As the Company completed its first sale and securitization of a portfolio of Contracts in September 1996, it did not have any income from servicing fees during the three-month period ended March 31, 1996.

Expenses. During the three-month period ended March 31, 1997, general and administrative expenses increased by $498,650 compared to the three-month period ended March 31, 1996. The increase is due to the hiring of additional employees and the increased overhead expenses necessary to accommodate the Company's increased volume of servicing Contracts. The increase is also due to the Company's increased marketing expenses.

Interest expense decreased by $2,443 during the three-month period ended March 31, 1997 compared to the same period in the prior year and represented 8% of total expenses for the three-month period ended March 31, 1997. The decrease is due to a decrease in borrowings under the line of credit on the Company's credit facility with BankAmerica Business Credit, Inc. ("BankAmerica").

During the three-month period ended March 31, 1997, the provision for losses on Contracts purchased increased by $213,146 and represented 27% of total expenses compared to the three-month period ended March 31, 1996. The increase is due to management's evaluation of its loan loss reserves.

The six-month period ended March 31, 1997, compared to the six-month period ended March 31, 1996
---------------------------------------------------------------------------

Revenues. During the six-month period ended March 31, 1997, revenues increased by $421,247 compared to the six-month period ended March 31, 1996. Interest income increased by $63,462 compared to the six-month period ended March 31, 1996. The increase in revenue and interest income is due to the Company's expansion of the number of Contracts serviced. During the six-month period ended March 31, 1997, the Company purchased 859 Contracts from Dealers, compared to 967 in the six-month period ended March 31, 1996. The Company earned Servicing fees of $357,785 for the six months ended March 31, 1997 which consisted of base and excess monthly servicing fees on Contracts sold and serviced by the Company. The Company completed its first sale and securitization of a portfolio of Contracts in September 1996 and therefore did not have income from servicing fees for the six-month period ended March 31, 1996.

                               Asta Funding, Inc.
     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Expenses. During the six-month period ended March 31, 1997, operating expenses increased by $1,197,394 as compared to the six-month period ended March 31, 1996. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's increased volume of servicing Contracts. The increase is also due to the Company's increased marketing expenses.

Interest expense decreased by $75,886 during the six-month period ended March 31, 1997 compared to the same period in the prior year and represented 6% of total expenses for the six-month period ended March 31, 1997. The decrease is due to a decrease in borrowings under the line of credit on the Company's credit facility with BankAmerica.

During the six-month period ended March 31, 1997, the provision for losses on Contracts purchased increased by $361,346 and represented 28% of total expenses compared to the six-month period ended March 31, 1997. The increase is due to management's evaluation of its loan loss reserves.

Liquidity and Capital Resources

The funds necessary to support the Company's purchasing of Contracts have been provided primarily from its initial public offering, bank borrowings under a line of credit and contributed capital from Asta Group, Incorporated, the Company's majority stockholder.

In November 1995, the Company entered into a two-year credit facility with BankAmerica (the "Credit Facility") under which the Company can borrow the lesser of the advance rate (between 70% and 80% of eligible loans receivable) and $15 million. At March 31, 1997, advances under the Credit Facility aggregated $5,000,000. The advances bear interest at the prime rate plus 1%. At December 31, 1996 and March 31, 1997, the Company was in technical default under certain covenants contained in the Credit Facility. Currently, the Company is renegotiating these covenants.

The Company's cash requirements have been and will continue to be significant. Pursuant to the terms of the securitization agreement between Greenwich Capital Markets, Inc. and Asta Funding, Inc., entered into in September 1996, the Company was required to make a significant initial cash deposit, for purposes of credit enhancement, to a spread account (the "Spread Account"). The Spread Account is pledged to support the related Asset Backed Securities ("ABS"), and is invested in high quality liquid securities. Excess cash flows from the securitized Contracts are required to be deposited into the Spread Account until such time as the Spread Account balance reaches a specific percent of the outstanding balance of the related ABS.

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

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include but are not limited to , the Company's opportunities to increase revenues through, among other things, the purchase and sale of additional Contracts, and the anticipated need and availability of financing.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences

                        Asta Funding, Inc. and Subsidiary
     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


are: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and which may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated, mainly the Northeast and Mid-Atlantic States; changes in interest rates, adverse changes in the market for securitized receivables pools or a substantial lengthening of the Company's warehousing each of which could restrict the Company's ability to obtain cash for Contract origination and purchases; increases in the amounts required to be set aside in spread accounts or to be expended for other forms of credit enhancement to support future securitizations; increased competition; a reduction in the number and amount of acceptable Contracts submitted to the Company by its dealers; changes in government regulations effecting consumer credit; and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form S-1. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                        Asta Funding, Inc. and Subsidiary
                           Form 10-QSB March 31, 1997


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on March 14, 1997. At that meeting, the following persons were elected directors, all of whom were incumbents: Gary Stern, Mitchell Herman, Arthur Stern, Martin Fife, Herman Badillo, General Buster Glosson and Edward Celano. Also at the meeting, the shareholders voted to ratify the appointment of Richard A. Eisner & Company LLP as the Company's independent public accountants for fiscal year 1997.

         Shares were voted for the election of directors as follows:

                                       For             Authority Withheld
                                       ---             ------------------

Gary Stern                         3,850,051                18,100
Mitchell Herman                    3,850,051                18,100
Arthur Stern                       3,850,051                18,100
Martin Fife                        3,850,051                18,100
Herman Badillo                     3,850,051                18,100
General Buster Glosson             3,850,051                18,100
Edward Celano                      3,850,051                18,100

         Shares were voted for the ratification of the appointment of Richard A. Eisner & Company, LLP as follows:

                  For                                3,852,901
                  Against                                6,500
                  Abstentions                            8,750
                  Broker Non-Votes                           0


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         Exhibit
         Number
         ------

         27       Financial Data Schedule


b.  Reports on Form 8-K filed during the quarter ended March 31, 1997-None.

                        Asta Funding, Inc. and Subsidiary
                           Form 10-QSB March 31, 1997


Signatures
----------

         In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASTA FUNDING, INC.
                                (Registrant)


Date: May 5, 1997               By: /s/       Gary Stern
                                    --------------------------------------------
                                  Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: May 5, 1997               By: /s/ Mitchell Herman
                                    -------------------------------------------
                                  Mitchell Herman, Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)