Form 10QSB
period 1997-06-30
ASTA FUNDING INC
filed 1997-08-07
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26906

                               ASTA FUNDING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               22-3388607
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


210 Sylvan Ave., Englewood Cliffs, New Jersey                      07632
---------------------------------------------                    ---------
      (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1997 the registrant had 4,460,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes __ No _X_

                        Asta Funding, Inc. and Subsidiary
                            Form 10-QSB June 30, 1997


                                      INDEX



Part I. Financial Information
-----------------------------

            Item 1. Financial Statements

               Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and September 30, 1996

               Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 1997 and June 30, 1996 (Unaudited)

               Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 1997 and June 30, 1996 (Unaudited)

               Notes to consolidated financial statements (Unaudited)

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of  Operations


Part II. Other Information
--------------------------


            Item 1.  Legal Proceedings

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiary

Consolidated Balance Sheets
                                                June 30,      September 30,
                                              -----------    ------------
                                                  1997            1996
                                                  ----            ----
                                                               Unaudited
Assets
Cash                                         $      5,007    $  3,401,674
Restricted cash and cash equivalents, net         878,760         358,179
Loans receivable, net                          16,265,244       3,285,130
Accrued interest receivable                       204,000          36,168
Servicing fees receivable                          34,069          59,919
Excess servicing receivable, net                1,245,049       2,675,407
Due from trustee                                  106,585       2,079,679
Furniture and equipment, net                      157,886          97,894
Repossessed automobiles, net                      467,684         491,314
Deferred taxes                                    150,000         365,000
Other assets                                      254,775         259,475
                                             ------------    ------------
          Total Assets                       $ 19,769,059    $ 13,109,839
                                             ============    ============


Liabilities and Stockholders' Equity
Liabilities
Bank overdraft                               $    201,986    $     54,304
Income taxes payable                               51,123       1,705,000
Estimated future losses on loans sold                --            76,756
Accounts payable and accrued expenses             348,995         592,356
Advances under a line of credit                10,550,000            --
Due to affiliate                                  419,440       1,919,704
                                             ------------    ------------
          Total Liabilities                    11,571,544       4,348,120
                                             ------------    ------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
4,460,000                                          44,600          44,600
Additional paid-in capital                      9,597,271       9,597,271
Accumulated deficit                            (1,444,356)       (880,152)
                                             ------------    ------------
          Total Liabilities                     8,197,515       8,761,719
                                             ------------    ------------
Total Liabilities and Stockholders' Equity   $ 19,769,059    $ 13,109,839
                                             ============    ============




See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Operations
Unaudited

                                                   Three Months Ended             Nine Months Ended
                                                         June 30,                     June 30,
                                               --------------------------    --------------------------
                                                   1997           1996          1997           1996
                                                   ----           ----          ----           ----

Revenues:
Interest                                       $ 1,058,056    $ 1,082,314   $ 2,411,181    $ 2,371,977
Servicing fees                                      45,122           --         402,907           --
                                               -----------    -----------   -----------    -----------
                                                 1,103,178      1,082,314     2,814,088      2,371,977
                                               -----------    -----------   -----------    -----------

Expenses:
General and administrative                         768,341        447,220     2,226,228        993,127
Provision for credit losses                        587,000        130,500     1,206,700        388,900
Interest                                           184,572        158,921       320,773        371,008
                                               -----------    -----------   -----------    -----------
                                                 1,539,913        736,641     3,753,701      1,753,035
                                               -----------    -----------   -----------    -----------
Income (loss) before provision (benefit) for
     income taxes                              $  (436,735)   $   345,673   $  (939,613)   $   618,942

Provision (benefit) for income taxes              (173,460)       138,131      (375,410)       249,133

                                               -----------    -----------   -----------    -----------
Net income (loss)                              $  (263,275)   $   207,542   $  (564,203)   $   369,809
                                               ===========    ===========   ===========    ===========


Net income (loss) per share                    $     (0.07)   $      0.06   $     (0.14)   $      0.11
                                               ===========    ===========   ===========    ===========

Weighted average number of shares
      outstanding                                3,960,000      3,629,712     3,960,000      3,371,259
                                               ===========    ===========   ===========    ===========






See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Unaudited

                                                                     Nine Months Ended
                                                                         March 31,
                                                              ----------------------------
                                                                   1997            1996
                                                                   ----            ----
Cash flows from operating activities:
  Net income (loss)                                           $   (564,205)   $    369,809
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                   80,327          89,066
    Amortization of excess servicing                             1,397,206            --
    Provision for losses                                         1,206,700         388,900
    Deferred income taxes                                          215,000        (128,000)
    Expenses advanced by affiliate                                  75,660          61,898
    Changes in operating assets and liabilities:
       Accrued interest receivable                                (167,831)       (205,164)
       Servicing fees receivable                                    25,850            --
       Other assets                                                 24,339        (234,982)
       Due from trustee                                          1,887,625            --
       Restricted cash                                          (1,413,345)           --
       Accounts payable and accrued expenses                    (1,897,227)        520,453
                                                              ------------    ------------
           Net cash provided by operating activities               870,099         861,980

Cash flows from investing activities:
    Loans originated                                           (16,346,349)    (18,156,889)
    Loans repaid                                                 2,999,440       3,676,826
    Capital expenditures                                           (92,243)        (35,452)
                                                              ------------    ------------
            Net cash used in investing activities              (13,439,152)    (14,515,515)

Cash flows from financing activities:
    Payments to affiliate                                       (1,525,695)        (21,664)
    Increase in bank overdraft                                     147,681         229,945
    Issuance of common stock                                          --         5,699,371
    Deferred offering costs                                           --            97,631
    Advances under a line of credit                             10,550,000       7,433,925
                                                              ------------    ------------
            Net cash provided by financing activities            9,171,986      13,439,208
                                                              ------------    ------------

(Decrease) in cash                                              (3,397,067)       (214,327)

Cash at the beginning of period                                  3,401,674         214,391
                                                              ------------    ------------
Cash at end of period                                         $      4,607    $         64
                                                              ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                             $    233,360    $    295,844
         Income taxes                                         $    900,000    $     26,250


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

The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three- and nine-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended June 30, 1997 and 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and 1996, the results of operations for the three- and nine-month periods ended June 30, 1996 and 1997 and the cash flows for the nine-month periods ended June 30, 1996 and 1997 have been made. The results of operations for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

Note 3: Loans Receivable

The Contracts which the Company purchases from dealers provide for finance charges of between 16.95% and 29.9% per annum. Each Contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchases Contracts at a discount from the full amount financed under a Contract.

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

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 7:  Due to Affiliate

On June 10, 1997, Asta Group Incorporated, formerly the majority shareholder of the Company, sold all of the shares of the Company's Common Stock it beneficially owned to the shareholders of Asta Group Incorporated and Mitchell Herman, the Chief Financial Officer of the Company. On prior financial statements the due to affiliate was reported as due to parent.

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

Results of operations

The three-month period ended June 30, 1997, compared to the three-month period ended June 30, 1996

Revenues. During the three-month period ended June 30, 1997, revenues increased by $20,864 compared to the three-month period ended June 30, 1996. Interest income decreased by $24,258 compared to the three-month period ended June 30, 1996. The increase in revenue is due to the increase in the volume of Contracts serviced by the Company. The decrease in interest income is primarily due to the decrease in the average number of Contracts outstanding compared to the three-month period ended June 30, 1996. During the three-month period ended June 30, 1997, the Company purchased 877 Contracts from Dealers, compared to 1,026 in the three-month period ended June 30, 1996. The Company earned Servicing fees of $45,122 for the three months ended June 30, 1997, which consisted of base and excess monthly servicing fees on Contracts sold and serviced by the Company. The Company completed its first sale and securitization of a portfolio of Contracts in September 1996 and therefore it did not have any income from servicing fees during the three-month period ended June 30, 1996.

Expenses. During the three-month period ended June 30, 1997, general and administrative expenses increased by $321,141 compared to the three-month period ended June 30, 1996. The increase is due to the hiring of additional employees and the increased overhead expenses necessary to accommodate the Company's increased volume of servicing Contracts. In addition, the Company has incurred an increase in marketing expenses as compared to the three-month period ended June 30, 1996.

Interest expense increased by $25,651 during the three-month period ended June 30, 1997 compared to the same period in the prior year and represented 12% of total expenses for the three-month period ended June 30, 1997. The increase is due to an increase in borrowings under the line of credit on the Company's credit facility with BankAmerica Business Credit, Inc. ("BankAmerica").

During the three-month period ended June 30, 1997, the provision for losses on Contracts purchased increased by $456,500 and represented 38% of total expenses compared to the three-month period ended June 30, 1996. The increase is due to management's evaluation of its loan loss reserves and higher than expected losses on Contracts held and serviced by the Company.

The nine-month period ended June 30, 1997, compared to the nine-month period ended June 30, 1996

Revenues. During the nine-month period ended June 30, 1997, revenues increased by $442,111 compared to the nine-month period ended June 30, 1996. Interest income increased by $39,204 compared to the nine-month period ended June 30, 1996. The increase in revenue and interest income is primarily due to the increase in the average number of Contracts outstanding compared to the nine-month period ended June 30, 1996 . During the nine-month period ended June 30, 1997, the Company purchased 1,736 Contracts from Dealers, compared to 1,993 in the nine-month period ended June 30, 1996. The Company earned Servicing fees of $402,907 for the nine months ended June 30, 1997 which consisted of base and excess monthly servicing

                               Asta Funding, Inc.
                       Item 2. Management's Discussion and
           Analysis of Financial Condition and Results of Operations


fees on Contracts sold and serviced by the Company. The Company completed its first sale and securitization of a portfolio of Contracts in September 1996 and therefore did not have income from servicing fees for the nine-month period ended June 30, 1996.

Expenses. During the nine-month period ended June 30, 1997, operating expenses increased by $2,000,666 as compared to the nine-month period ended June 30, 1996. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's increased volume of servicing Contracts. In addition, the Company has incurred an increase in marketing expenses as compared to the nine-month period ended June 30, 1996.

Interest expense decreased by $50,235 during the nine-month period ended June 30, 1997 compared to the same period in the prior year and represented 9% of total expenses for the nine-month period ended June 30, 1997. The decrease is due to a decrease in borrowings under the line of credit on the Company's credit facility with BankAmerica.

During the nine-month period ended June 30, 1997, the provision for losses on Contracts purchased increased by $817,800 and represented 32% of total expenses compared to the nine-month period ended June 30, 1997. The increase is due to management's evaluation of its loan loss reserves and higher than previously expected losses on Contracts held and serviced by the Company.

Liquidity and Capital Resources

The funds necessary to support the Company's purchasing of Contracts have been provided primarily from its initial public offering, bank borrowings under a line of credit and contributed capital from Asta Group, Incorporated, an affiliate of the Company.

In November 1995, the Company entered into a two-year credit facility with BankAmerica (the "Credit Facility") under which the Company can borrow the lesser of the advance rate (between 70% and 80% of eligible loans receivable) and $15 million. At June 30, 1997, advances under the Credit Facility aggregated $10,550,000. The advances bear interest at the prime rate plus 1%.

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

                        Asta Funding, Inc. and Subsidiary
                            Form 10-QSB June 30, 1997


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

Item 5.  Other Information

         On June 10, 1997, Asta Group Incorporated, formerly the majority shareholder of the Company, sold all of the shares of the Company's Common Stock it beneficially owned to the shareholders of Asta Group Incorporated and Mitchell Herman, the Chief Financial Officer of the Company.

         On July 30, 1997, the Company and its wholly-owned subsidiary, Asta Auto Receivables Company ("Asta Receivables") consummated a securitization of automobile loan receivables. The transaction involved the private placement by Asta Receivables of pass-through certificates evidencing ownership interests in a trust. The assets of the trust are primarily comprised of motor vehicle retail installment sale Contracts having an aggregate principal balance of $15,839,988 as of July 1, 1997. The contracts were transferred by the Company to Asta Receivables which subsequently transferred such assets to the trust. The Company received net proceeds of $13,427,428 from the sale of the Contracts to Asta Receivables.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         Exhibit
         Number


         10.1 Pooling and Servicing Agreement dated as of July 1, 1997 among Asta Auto Receivables Company, the Company and The Chase Manhattan Bank.

         10.2 Certificate Purchase Agreement dated July 30, 1997 between Greenwich Capital Markets, Inc. and Asta Auto Receivables Company.

         10.3 Purchase Agreement dated as of July 1, 1997 between Asta Auto Receivables Company and the Company.

         27 Financial Data Schedule


         b. Reports on Form 8-K filed during the quarter ended June 30, 1997-None.

                        Asta Funding, Inc. and Subsidiary
                            Form 10-QSB June 30, 1997


Signatures

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ASTA FUNDING, INC.
                                (Registrant)


Date: August 4, 1997        By: /s/ Gary Stern
                                ----------------------------------------------
                                Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: August 4, 1997        By: /s/ Mitchell Herman
                                ----------------------------------------------
                               Mitchell Herman, Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)