Form 10QSB/A
period 1997-06-30
ASTA FUNDING INC
filed 1997-08-22
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

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

Transitional Small Business Disclosure Format (check one): Yes __ No X

                        Asta Funding, Inc. and Subsidiary
                           Form 10-QSB/A June 30, 1997


                                      INDEX



Part I.  Financial Information
------------------------------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and September 30, 1996

                  Consolidated Statements of Operations for the three-and nine-month periods ended June 30, 1997 and June 30, 1996 (Unaudited)

                  Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 1997 and June 30, 1996 (Unaudited)

                  Notes to consolidated financial statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information
---------------------------

         Item 1.  Legal Proceedings

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiary

Consolidated Balance Sheets

                                                               June 30,                       September 30,
                                                                 1997                              1996
                                                           -----------------                -------------------
                                                            Unaudited
Assets
Cash                                                         $        5,007                     $    3,401,674
Restricted cash and cash equivalents, net                           878,760                            358,179
Loans receivable, net                                            16,265,244                          3,285,130
Accrued interest receivable                                         204,000                             36,168
Servicing fees receivable                                            34,069                             59,919
Excess servicing receivable, net                                  1,245,049                          2,675,407
Due from trustee                                                    106,585                          2,079,679
Furniture and equipment, net                                        157,886                             97,894
Repossessed automobiles, net                                        467,684                            491,314
Deferred taxes                                                      150,000                            365,000
Other assets                                                        254,775                            259,475
                                                           -----------------                -------------------
          Total Assets                                        $  19,769,059                     $   13,109,839
                                                           =================                ===================

Liabilities and Stockholders' Equity
Liabilities
Bank overdraft                                                $     201,986                     $       54,304
Income taxes payable                                                 51,123                          1,705,000
Estimated future losses on loans sold                                     -                             76,756
Accounts payable and accrued expenses                               348,995                            592,356
Advances under a line of credit                                  10,550,000                                  -
Due to parent                                                       419,440                          1,919,704
                                                           -----------------                -------------------
          Total Liabilities                                      11,571,544                          4,348,120
                                                           -----------------                -------------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
4,460,000                                                            44,600                             44,600
Additional paid-in capital                                        9,597,271                          9,597,271
Accumulated deficit                                              (1,444,356)                          (880,152)
                                                           -----------------                -------------------
          Total Liabilities                                       8,197,515                          8,761,719
                                                           -----------------                -------------------
Total Liabilities and Stockholders' Equity                    $  19,769,059                     $   13,109,839
                                                           =================                ===================






See accompanying notes to consolidated financial statements



Asta Funding, Inc. and Subsidiary

Consolidated Statements of Operations
Unaudited

                                                                 Three Months Ended                   Nine Months Ended
                                                                      June 30,                             June 30,
                                                        ---------------------------------       ---------------------------
                                                            1997                 1996               1997          1996
                                                        -------------       -------------       ------------- -------------

Revenues:
Interest                                                $  1,058,056        $  1,082,314        $  2,411,181  $  2,371,977
Servicing fees                                                45,122                   -             402,907             -
                                                        -------------       -------------       ------------- -------------
                                                           1,103,178           1,082,314           2,814,088     2,371,977
                                                        -------------       -------------       ------------- -------------

Expenses:
General and administrative                                   768,341             447,220           2,226,228       993,127
Provision for credit losses                                  587,000             130,500           1,206,700       388,900
Interest                                                     184,572             158,921             320,773       371,008
                                                        -------------       -------------       ------------- -------------
                                                           1,539,913             736,641           3,753,701     1,753,035
                                                        -------------       -------------       ------------- -------------
Income (loss) before provision (benefit) for
     income taxes                                       $   (436,735)       $    345,673        $   (939,613) $    618,942
Provision (benefit) for income taxes                        (173,460)            138,131            (375,410)      249,133

                                                        -------------       -------------       ------------- -------------
Net income (loss)                                       $   (263,275)       $    207,542        $   (564,203) $    369,809
                                                        =============       =============       ============= =============

Net income (loss) per share                             $      (0.07)       $       0.06        $      (0.14) $       0.11
                                                        =============       =============       ============= =============
Weighted average number of shares
      outstanding                                          3,960,000           3,629,712           3,960,000     3,371,259
                                                        -------------       -------------       ------------  -------------




Asta Funding, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Unaudited                                                                    Nine Months Ended
                                                                                  March 31,
                                                                  -------------------------------------
                                                                       1997                     1996
                                                                       ----                     ----
Cash flows from operating activities:
  Net income (loss)                                               $    (564,205)           $    369,809
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                        80,327                  89,066
    Amortization of excess servicing                                  1,397,206                       -
    Provision for losses                                              1,206,700                 388,900
    Deferred income taxes                                               215,000                (128,000)
    Expenses advanced by parent                                          75,660                  61,898
    Changes in operating assets and liabilities:
       Accrued interest receivable                                     (167,831)               (205,164)
       Servicing fees receivable                                         25,850                       -
       Other assets                                                      24,339                (234,982)
       Due from trustee                                               1,887,625                       -
       Restricted cash                                               (1,413,345)                      -
       Accounts payable and accrued expenses                         (1,897,227)                520,453
                                                                  -------------            ------------
           Net cash provided by operating activities                    870,099                 861,980

Cash flows from investing activities:
    Loans originated                                                (16,346,349)            (18,156,889)
    Loans repaid                                                      2,999,440               3,676,826
    Capital expenditures                                                (92,243)                (35,452)
                                                                  -------------            ------------
            Net cash used in investing activities                   (13,439,152)            (14,515,515)

Cash flows from financing activities:
    Payments to parent                                               (1,525,695)                (21,664)
    Increase in bank overdraft                                          147,681                 229,945
    Issuance of common stock                                                  -               5,699,371
    Deferred offering costs                                                   -                  97,631
    Advances under a line of credit                                  10,550,000               7,433,925
                                                                  -------------            ------------
            Net cash provided by financing activities                 9,171,986              13,439,208
                                                                  -------------            ------------

(Decrease) in cash                                                   (3,397,067)               (214,327)

Cash at the beginning of period                                       3,401,674                 214,391
                                                                  -------------            ------------
Cash at end of period                                             $       4,607            $         64
                                                                  =============            ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                 $     233,360            $    295,844
         Income taxes                                             $     900,000            $     26,250


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

The consolidated balance sheet as of June 30, 1997, the consolidated statement of operations for the three- and nine-month periods ended June 30, 1997 and 1996, and the consolidated statement of cash flows for the nine-month periods ended June 30, 1997 and 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and 1996, the results of operations for the three- and nine-month periods ended June 30, 1996 and 1997 and the cash flows for the nine-month periods ended June 30, 1996 and 1997 have been made. The results of operations for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiary, Asta Auto Receivables Company, a limited purpose corporation formed to accommodate certain resales of Contracts by the Company. Allsignificant intercompany balances and transactions have been eliminated in consolidation.

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

Results of operations

The three-month period ended June 30, 1997, compared to the three-month period
------------------------------------------------------------------------------
ended June 30, 1996
-------------------
Revenues. During the three-month period ended June 30, 1997, revenues increased by $20,864 compared to the three-month period ended June 30, 1996. Interest income decreased by $24,258 compared to the three-month period ended June 30, 1996. The increase in revenue is due to the increase in the volume of Contracts serviced by the Company. The decrease in interest income is primarily due to the decrease in the average number of Contracts outstanding compared to the three-month period ended June 30, 1996. During the three-month period ended June 30, 1997, the Company purchased 877 Contracts from Dealers, compared to 1,026 in the three-month period ended June 30, 1996. The Company earned Servicing fees of $45,122 for the three months ended June 30, 1997, which consisted of base and excess monthly servicing fees on Contracts sold and serviced by the Company. The Company completed its first sale and securitization of a portfolio of Contracts in September 1996 and therefore it did not have any income from servicing fees during the three-month period ended June 30, 1996.

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

The nine-month period ended June 30, 1997, compared to the nine-month period
----------------------------------------------------------------------------
ended June 30, 1996
-------------------
Revenues. During the nine-month period ended June 30, 1997, revenues increased by $442,111 compared to the nine-month period ended June 30, 1996. Interest income increased by $39,204 compared to the nine-month period ended June 30, 1996. The increase in revenue and interest income is primarily due to the increase in the average number of Contracts outstanding compared to the nine-month period ended June 30, 1996 . During the nine-month period ended June 30, 1997, the Company purchased 1,736 Contracts from Dealers, compared to 1,993 in the nine-month period ended June 30, 1996. The Company earned Servicing fees of $402,907 for the nine months ended June 30, 1997 which consisted of base and excess monthly servicing

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


fees on Contracts sold and serviced by the Company. The Company completed its first sale and securitization of a portfolio of Contracts in September 1996 and therefore did not have income from servicing fees for the nine-month period ended June 30, 1996.

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

This Form 10-QSB/A contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include but are not limited to , the Company's opportunities to increase revenues through, among other things, the purchase and sale of additional Contracts, and the anticipated need and availability of financing.

                        Asta Funding, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences are: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and which may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated, mainly the Northeast and Mid-Atlantic States; changes in interest rates, adverse changes in the market for securitized receivables pools or a substantial lengthening of the Company's warehousing each of which could restrict the Company's ability to obtain cash for Contract origination and purchases; increases in the amounts required to be set aside in spread accounts or to be expended for other forms of credit enhancement to support future securitizations; increased competition; a reduction in the number and amount of acceptable Contracts submitted to the Company by its dealers; changes in government regulations effecting consumer credit; and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form S-1. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB/A.

                        Asta Funding, Inc. and Subsidiary
                           Form 10-QSB/A June 30, 1997


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

Item 5.  Other Information


         On August 15, 1997, Asta Group Incorporated, formerly the majority shareholder of the Company, sold all of the shares of the Company's Common Stock it beneficially owned to the shareholders of Asta Group Incorporated and Mitchell Herman, the Chief Financial Officer of the Company.


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

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         Exhibit
         Number
         ------


         10.1 Pooling and Servicing Agreement dated as of July 1, 1997 among Asta Auto Receivables Company, the Company and The Chase Manhattan Bank. *

         10.2. Certificate Purchase Agreement dated July 30, 1997 between Greenwich Capital Markets, Inc. and Asta Auto Receivables Company. *

         10.3. Purchase Agreement dated as of July 1, 1997 between Asta Auto Receivables Company and the Company. *

         27       Financial Data Schedule *

         * Incorporated by reference to the similar numbered exhibits in the registrant's form 10-QSB filed on August 7, 1997.


         b. Reports on Form 8-K filed during the quarter ended June 30, 1997-None.

                        Asta Funding, Inc. and Subsidiary
                           Form 10-QSB/A June 30, 1997


Signatures
----------
In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASTA FUNDING, INC.
                               (Registrant)


Date: August 19, 1997          By: /s/ Gary Stern
                                   ----------------------------------
                                   Gary Stern, President,
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: August 19, 1997          By: /s/ Mitchell Herman
                                   ----------------------------------
                                   Mitchell Herman,
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)