Form 10KSB
period 1997-09-30
ASTA FUNDING INC
filed 1997-12-29
CIK 1001258

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended September 30, 1997

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to

                        Commission file number: 0-26906

                              ASTA FUNDING, INC.
--------------------------------------------------------------------------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                Delaware                                     22-3388607
-------------------------------------                    -------------------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


 210 Sylvan Avenue, Englewood Cliffs, NJ                       07632
------------------------------------------              ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        Issuer's telephone number, including area code: (201) 567-5648

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $.01 per share
 ------------------------------------------------------------------------------
                               (Title of Class)

                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

                  The Registrant's revenues for the fiscal year ended September 30, 1997 were $5,674,201

                  As of December 15, 1997, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $2,940,000. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 15, 1997, the Registrant had 3,920,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):     Yes     No   X
                                                                   ---     ---
                  Documents Incorporated by Reference:

                  The information called for by Part III of this Form 10-KSB is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 30, 1998.

Part I

Item 1.             Description of Business.

General

Asta Funding, Inc. (the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale primarily of used automobiles. Through its purchases, the Company provides indirect financing to borrowers with limited credit histories, lower than average incomes or past credit problems ("Sub-Prime Borrowers"). The Company serves as an alternative source of financing for Dealers as compared to more traditional sources of automobile financing such as banks, credit unions or finance companies affiliated with automobile manufacturers. Sub-Prime Borrowers typically pay a higher rate of interest than do prime credit borrowers utilizing traditional financing sources.

                  The Company is a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The Company was incorporated in New Jersey on July 7, 1994 and was reincorporated in Delaware on October 12, 1995 as a result of a merger with a Delaware corporation. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Asta Funding, Inc.

                  The Company typically purchases Contracts from new-car franchise Dealers who sell both new and used automobiles as well as independent used car Dealers. As of September 30, 1997, the Company has entered into its standard-form dealer agreement ("Dealer Agreement") with more than 650 Dealers, all of which are located in the States of New York, New Jersey, Connecticut, Delaware, Maryland, Pennsylvania, Virginia and Maine. Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. The Company enters into Dealer Agreements and solicits Contracts from Dealers primarily through the efforts of sales representatives and the Company's staff. The success of the Company's business is substantially dependent upon its ability to develop and maintain relationships with Dealers.

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

Automobile Financing Industry

         Automobile financing is the largest category, by dollar amount, of consumer installment debt in the United States. Most traditional sources of automobile financing, such as commercial banks, credit unions and captive finance companies affiliated with automobile manufacturers, generally provide automobile financing for the most creditworthy, or so-called "prime" borrowers.

                  Although prime borrowers represent the largest segment of the automobile financing market, many potential purchasers of automobiles do not possess the qualifications required for prime borrowers. The sub-prime credit market is comprised of consumers who are deemed to be relatively high credit risks due to various factors, including, among other things, previous credit problems, the absence or limited extent of their prior credit history or limited financial resources and, therefore, are unable to obtain credit from traditional sources of automobile financing. The Company believes that there is substantial demand for Sub-Prime Borrower financing because the market has not been effectively served by traditional financing sources.

Business Strategy

The Company's primary objective is to increase revenues through the expansion of its purchasing, selling and servicing of Contracts by, among other things:

     o Expanding its existing Dealer network to include additional Dealers who generate Contracts from Sub-Prime Borrowers who meet the Company's underwriting criteria;

     o Increasing Contract purchases from Dealers in the Company's existing Dealer network;

     o The possible expansion and obtainment of licenses in additional states.


Purchase and Sale of Contracts

Dealer Contract Purchase Program

As of September 30, 1997, the Company was a party to Dealer Agreements with more than 650 Dealers, all of which are located in the states of New York, New Jersey, Connecticut, Delaware, Maryland, Pennsylvania, Virginia and Maine. Approximately 74% of these Dealers are independent used car dealers and the remainder are franchised new car dealers selling both new and used automobiles. For the twelve months ended September 30, 1997, approximately 98% of the Contracts purchased by the Company consisted of financing for used cars and the remaining approximately 2% for new cars. Pursuant to the Dealer Agreement, dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the twelve months ended September 30, 1997, three Dealers under common ownership accounted for approximately 7.66% of the aggregate principal amount of Contracts purchased by the Company and 5.62% of the total number of Contracts purchased by the Company. Two other Dealers accounted for approximately 6.83% and 6.46%, respectively, of the aggregate principal amount of Contracts purchased by the Company and approximately 6.84% and 6.80% respectively of the total number of Contracts purchased by the Company. For the year ended September 30, 1997, approximately 40%, 24% and 16% of Contracts purchased by the Company were from borrowers who reside in the states of New York , New Jersey and Pennsylvania, respectively.

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

Based upon the Company's underwriting criteria and its review of the information contained in a credit bureau report ordered by the Company, the application, the proposed transaction structure and a verification of the value of the automobile securing the Contract, the Company may either approve the application as submitted, approve the application upon modified terms or reject the application. The Company's credit analyst's will document their decision and notify the Dealers by facsimile transmission and or telephone. The Company does not purchase all of the Contracts approved for purchase because Dealers typically offer to sell Contracts to more than one finance source and applicants often decide not to purchase a vehicle from Dealers to whom they have submitted a credit application. The Company buys Contracts directly from Dealers and does not make loans directly to purchasers of automobiles.

The Company purchases Contracts from Dealers at an average discount of 10% from the total amount financed under the Contracts. In addition, the Company charges an acquisition fee ranging from $150 to $300 for each Contract purchased The Company believes that the level of discounts and fees are a significant factor in the Dealer's decision to submit a Contract to the Company for purchase.

The Company attempts to control Dealer misrepresentation by carefully screening the Dealers and the Contracts it purchases. The Company's efforts include establishing and maintaining sound professional business relationships with Dealers and obtaining certain representations and warranties regarding the nature and enforceability of the Dealer Agreement and the corresponding Contracts. In addition, if a Dealer breaches its representations or warranties, pursuant to the Dealer Agreement, the Company has the right to require the Dealer to repurchase any Contract. There can be no assurance, however, that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company.

Contract  Purchase Criteria

To be eligible for purchase by the Company, a Contract must have been originated by a Dealer that has entered into a Dealer Agreement to sell Contracts to the Company. The Contracts must be secured by a first priority security interest in the purchased vehicle and must meet the Company's underwriting criteria. In addition, each Contract requires the borrower to maintain physical damage insurance covering the financed vehicle and naming the Company as a loss payee. Although each borrower is required to maintain insurance, losses may occur upon theft or physical damage of any financed vehicle if the borrower fails to maintain insurance as required and is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to payoff the Contract in full.

All of the Contracts purchased by the Company are fully amortizing and provide for equal payments over the term of the Contract. The Contracts may be prepaid at any time without premium or penalty. In the event a borrower elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned interest (as determined by the actuarial or the simple interest method or such other interest amortization method as is submitted by applicable state law) from the Contract balance.

Each Contract purchased by the Company prohibits the sale or transfer of the financed vehicle without the secured party's consent and provides for the acceleration of the maturity of the Contract upon a sale or transfer without such consent. In most circumstances, the Company will not consent to a sale or transfer of a financed vehicle unless the Contract is prepaid in full.

The Company seeks to control loss exposure on Contracts by: (i) requiring that the applicant pay a substantial portion of the purchase price (usually 15% to 20%) for the vehicle with funds not borrowed from the Company or Dealer; (ii) verifying the credibility of the applicant and determining whether the applicant meets the Company's underwriting criteria, particularly whether the applicant has sufficient disposable income to meet such applicant's existing obligations and the obligations resulting from the proposed transaction; (iii) limiting the credit the Company is willing to extend based upon its assessment of the applicant's ability to meet payment obligations and the value of the underlying collateral; (iv) requiring physical damage insurance, under which the Company is a loss payee, to be maintained on all vehicles at all times by the obligor to protect the Company's financial interest; (v) purchasing insurance to cover the risk of the borrower's failure to maintain insurance and certain other risks; and (vi) acquiring a first priority security interest in the financed vehicle. There can be no assurances, however that these methods will afford adequate protection against risk of loss exposure.

The degree of exposure in any transaction is a function of: (a) the creditworthiness of the applicant, (b) the extent of credit granted compared to the value of the underlying collateral, (c) the possibility of physical damage to, or the loss of the collateral, and (d) the potential for any legal impediment to the collection of the obligation or the repossession of the collateral. The Company generally determines the value of collateral based upon national recognized pricing services.

The Company has implemented specific procedures to control borrower misrepresentation at the point of origination. The Company requires each Dealer submitting a potential Contract to provide certain information to the Company, including a completed signed loan application which lists the applicant's income, credit and employment history as well as other personal information. The Company verifies the employment and certain other information provided by the borrower by contacting the related references noted on the borrower's application. The Company also evaluates the applicants credit history as provided by at least one independent credit bureau. The credit report typically contains information on matters such as historical payment experience, credit history with merchants and lenders, installment debt payments, defaults and bankruptcies, if any. The Company also may require verification of certain other information provided by the applicant or the Dealer prior to making its credit decision. This verification process in many instances requires submission of supporting documentation and is performed solely by Company personnel. The Company evaluates applicants by considering the relationship of the applicant's monthly income to monthly expenses, including expenses relating to the Contract and ownership of the financed vehicle. There can be no assurances, however that these procedures will afford adequate protection against borrower misrepresentation.

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

If a Dealer sells a Contract to the Company, the requisite financing documents are generated by the Dealer on a standardized form of Contract supplied by the Company. The Dealer and the borrower sign the Contract, the Dealer assigns the Contract to the Company and the Dealer forwards the signed Contract to the Company along with other items, including the vehicle title information indicating the Company's security interest. The Company thereupon forwards payment to the Dealer for the Contract upon completion of all loan funding procedures.

Securitization of Contracts

In May 1996, the Company entered into an agreement with Greenwich Capital Markets, Inc. ("Greenwich Capital") that provides the Company with a committed forty-eight month securitization Contract program totaling $200 million. As of September 30, 1997, the Company had completed two securitizations aggregating approximately $44 million in Contracts pursuant to the agreement with Greenwich Capital.

The Company purchases Contracts with the intention of reselling them to institutional investors as asset backed securities ("ABS"). The structure of these securitizations with Greenwich Capital (and the general structure the Company intends to utilize with future securitizations) included the following steps. First, the Company sells a portfolio of Contracts to a wholly-owned subsidiary which had been established for the limited purpose of buying and reselling the Company's Contracts. The wholly-owned subsidiary then sells the portfolio of Contracts to a grantor trust and the the grantor trust in turn issues interest-bearing ABS in an amount equal to the aggregate principal balance of the Contracts. Institutional investors purchase these ABS, the proceeds of which are used by the grantor trust to purchase the Contracts from the subsidiary. The wholly-owned subsidiary uses the proceeds to purchase the Contracts from the Company. The Company also provides a credit enhancement for the benefit of the trust investors through the use of an initial cash deposits to a specified trust account ("Spread Account") and agrees to deposit certain residual interest cash flows which may be received in the future. Purchasers of the ABS received a particular coupon rate (the "Pass-Through Rate") established at the time of the sale.

The Company receives periodic base servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to certain residual interest cash flows that represent collections on the Contracts in excess of the amounts required to pay the investors principal and interest, the base servicing fees and certain other fees such as trustee and custodial fees. The company sells the Contracts in the portfolio at face value and without recourse except that certain of the representations and warranties made by the Dealer to the Company in the Dealer Agreement were similarly made by the Company to the ABS investors.

At the end of the month, the aggregate cash collections relating to the portfolio of Contracts are allocated first to the base servicing fees and certain fees such as trustee and custodial fees for the period, then to the ABS certificate holder in an amount equal to the interest accrued at the Pass-Through Rate on the portfolio plus the amount by which the portfolio balance decreased (due to payments, payoffs or charge offs) during the period. If the amount of cash required for the above allocations exceeds the amount collected during the monthly period, the shortfall is drawn from the Spread Accounts. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Accounts from prior periods, the excess is returned to the Company. The excess cash flows are considered by the Company to be cash receipts from the residual interest, part of which the Company recognizes as a gain on sale bases on an estimate of the discounted present value of the excess cash flows.

Because the annual percentage rate on the Contracts received by the Company is relatively high in comparison to the Pass-Through Rate paid to investors, the net present value described above can be significant. In calculating the net gain on the sales described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the cash flows in the net present value calculation. The cash flows received by the Company are then discounted at an interest rate that the Company believes a third-party purchaser would require as a rate of return. Expected losses are discounted using a rate equivalent to the risk free rate for securities with a duration similar to that estimated for the underlying Contracts.

In future periods, the Company will recognize additional revenue from the servicing fees if the actual performance of the Contracts is better than the original discounted estimate. If the actual performance of the Contracts is worse than the original discounted estimate, then a write-down would be required.

In connection with the sale of the Contracts, the Company is required to make certain representations and warranties, which generally duplicate the substance of the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to such purchaser's purchase price less the related cash securitization reserve and any payments received by such purchaser of the Contract. In most cases, the Company would then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contracts at a price equal to the Company's purchase price, less any payments made by the borrower. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.

Terms of Servicing Agreements

The Company currently services all Contracts it has purchased, including those it has subsequently sold.

The Company currently has a servicing agreement with several trustees ( the "Servicing Agreements") relating to the securitizations with Greenwhich Capital pursuant to which the Company is obligated to service all Contracts sold to the trusts in accordance with the Company's standard procedures. The Servicing Agreements provide that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreements also provide that the Company will take all actions necessary or reasonable requested by the investor to maintain perfection and priority of the investors' or the trust's security interest in the financed vehicles.

Pursuant to the Servicing Agreements, the Company mails to borrowers monthly invoices directing them to mail payments on the Contracts to a lock-box-account. The Company engages an independent lock-box-processing agent to retrieve and process payments received in the lock-box account. This results in a daily deposit to the trust's bank account of the entire amount of each day's lock-box receipts. In addition, the agent prepares a listing of all payments received and sends a photo copy of each payment along with the envelope in which the payment was received to the Company for posting to the borrowers account on a daily basis. Pursuant to the Servicing Agreements, the Company is required to deliver to the trustee monthly information of all transaction activity with respect to the Contracts.

The Company is entitled under the Servicing Agreements to receive a base monthly servicing fee of 3.0% computed as a percentage of the declining outstanding principal balance of each Contract in the portfolio that is not in default as of the beginning of the month. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the investors receive the paid principal reduction of the Contracts in their portfolio and interest at the Pass-Through Rate. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-off, the shortfall is satisfied from the cash securitization reserve established in connection with the sale of the portfolio. (If the cash securitization reserve is not sufficient to satisfy a shortfall, then the trust may suffer a loss to the extent that the shortfall exceeds the cash securitization reserve.)

If collections on the Contracts exceeds such amounts, the excess is utilized, first, to build up or replenish the cash securitization reserve to the extent required and the balance, if any, constitutes residual interest cash flows, which are distributed to the Company. If, in any month, the cash securitization reserve balances are in excess of that required under the Servicing Agreements, the Company is entitled to receive such excess.

Pursuant to the Servicing Agreements, the Company is required to charge-off the balance of any Contracts when the Contract becomes 120 days delinquent or, in the case of repossessions, the month that the proceeds from liquidation of the financed vehicle are received by the Company. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance on the Contract and the repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay the investors the entire principal balance of any Contracts charged-off during the month, the securitization reserve established in connection with the sale of the Contracts is reduced by the unpaid principal amount of such Contracts. Such amount would then have to be restored to the cash securitization reserve from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to residual interest cash flows. In addition, the Company would not be entitled to receive any further base monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts, the ABS investors bear the risk of all charge-offs on the Contracts in excess of the cash securitization reserve. However, the Company would experience a reduction of residual interest cash flows in the event of greater than anticipated charge-offs or prepayments on Contracts sold and serviced by the Company which could result in losses on the residual interest and investments in Spread Accounts.

The Servicing Agreements are terminable by the ABS investors in the event of certain defaults by the Company and under certain other circumstances.

Servicing of Contracts

The Company's servicing activities have been tailored to the Sub-Prime Borrower market. Such activities consist of: (a) collection of payments; (b) accounting for and posting all payments received; (c) responding to borrower inquiries; (d) taking necessary action to maintain the security interest in the financed vehicle; (e) investigating delinquencies and communicating with the borrower to obtain timely payments; (f) monitoring the Contract and its related collateral; and (g) when necessary, repossessing and disposing of the financed vehicle.

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

The Company issues to each borrower a monthly invoice approximately two weeks before the due date of a payment. If a payment is not received on or before its due date, the Company typically contacts the borrower by telephone within five days after the due date. The Company's personnel attempt to stay in regular contact with the borrower until the delinquency is cured. If the borrower does not cure the delinquency within two to four weeks after the due date, the Company typically causes its licensed repossession agents to repossess the vehicle immediately. All such agents used by the Company are licensed and bonded against claims relating to improper repossessions.

                  When a vehicle is repossessed, the Company gives the borrower written notice in accordance with applicable laws and the opportunity to redeem the repossessed vehicle upon payment to the Company of all past due obligations on the Contract, including the costs of repossession. If the vehicle is not redeemed by the borrower, the Company usually sells the vehicle at a public sale.

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

The tables below document the delinquency, repossession and net credit loss experience of all Contracts originated and/or sold by the Company since inception through September 30, 1997. All amounts and percentages are based on the principal amount to be paid on each Contract. The information in the tables represent all Contracts purchased by the Company including Contracts subsequently sold by the Company which it continues to service. Management has reviewed the credit losses experienced by other Sub-Prime lenders for which information is available and believes that the Company's allowance for credit losses as a percentage of loans outstanding is within the range employed by similar lenders and, based upon the performance of the portfolio to date, is adequate. Additionally, management periodically evaluates the portfolio primarily by analyzing the trends in past due loans and repossessed vehicles and the portfolios historical performance.

                          Delinquency Experience (1)

                                                              September 30,1997 September 30, 1996

                                             Number                                Number
                                            Of Loans            Amount            Of Loans               Amount
                                            --------            ------            --------               ------
Gross Servicing Portfolio                     3936           $32,946,674            2869              $27,312,981

Period of delinquency (2)
    31-60 days                                 175             1,696,722             107                1,198,716
    61-90 days                                  48               478,540              17                  185,958
    91- + days                                  36               400,084              14                  123,306
                                              ----           -----------            ----              -----------

Total delinquencies                            259             2,575,346             138                1,507,980

Amount in repossession (3)                     107             1,015,380             124                1,161,771

Total delinquencies and                        366             3,590,726             262                2,669,771
amount in repossession

Delinquencies as a percent
Of Gross Servicing Portfolio                 6.58%                  7.82%           4.81%                    5.52%

Total delinquencies and amount in
Repossession as a percent of
Gross Servicing Portfolio                     9.30%                10.90%           9.13%                    9.77%

(1) All amounts and percentages are based on the remaining unpaid principal balance on each Contract. The information in the table represents the principal amount of all Contracts purchased by the Company, including Contracts subsequently sold by the Company which it continues to service.

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

                         Net Charge-Off Experience (1)

                                    YearEnded                     Year Ended
                                 September 30, 1997          September 30, 1996
                                 ------------------          ------------------

Average Servicing Portfolio
Outstanding                        $30,129,928                  $16,143,339

Net charge-offs as a percent of
Average Servicing Portfolio              10.69%                        1.01%

(1) Net charge-off includes the remaining principal balance, after the application of net proceeds from liquidation of the vehicle. Post-liquidation amounts received on previously charged-off Contracts are applied to the period in which the related Contract was originally charged-off.

Proposed Portfolio Purchases

In addition to the purchase of individual Contracts from Dealers, the Company may purchase portfolios of Contracts in bulk from Dealers or financial institutions. Such portfolios may consist of Contracts with borrowers of a different credit standing than the Sub- Prime Borrowers that are parties to most of the Company's Contracts, may be comprised of Contracts that contain terms different than the typical Contract purchased by the Company and may include "non-performing" Contracts in which there have been delinquencies and/or defaults. The purchase (or sale) of Contracts in bulk requires the consent of BankAmerica Business Credit, Inc. ("BankAmerica") pursuant to the Company's Credit Facility (as defined below).

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

Marketing

The Company establishes relationships with Dealers through Company representatives that contact prospective Dealers. Each representative presents the Dealer with a marketing package, which includes the current program offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement and examples of required documentation relating to Contracts. The Company's acceptance of a Dealer is subject to its analysis of, among other things, the Dealer's operating history and financial condition. After initial contact, the Company's representatives frequently communicate with Dealers to obtain feedback on the program and address any problems or additional requirements that Dealers may have in connection with the program. As of September 30, 1997, the Company had 9 representatives, 5 of whom are employees and 4 of whom are independent sales representatives.

Seasonality

Management of the Company believes that the Company's operations may, to some extent, be affected by high delinquency rates by borrowers on Contracts during or shortly following certain holiday periods as well as seasonal changes in Contract purchases due to the purchasing patterns of Sub-Prime Borrowers. In addition, the Company believes that purchases of used automobiles, and therefore financing activity, will decrease significantly in northern states during periods of poor winter weather. Conversely, purchases and financing activity may increase somewhat in late spring when many people receive tax refunds.

Competition

The automobile financing business is highly competitive and fragmented. The Company competes with a number of national, local and regional finance companies with operations similar to those of the Company. Although the Company does not believe it currently competes with commercial banks, thrift institutions, savings and loan associations, credit unions or captive automobile finance companies, such companies are capable of providing retail loan financing for used automobiles. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to the availability and cost of capital to its competitors.

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

Regulation

Several federal and state consumer protection laws, including the Federal Truth- In-Lending Act, the Federal Equal Credit Opportunity Act, the Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. Certain state laws impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so-called Lemon Laws enacted by the federal government and certain states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a borrower against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The Dealer Agreement contains representations by the Dealer that the sale of the motor vehicle covered by the Contract was effected in accordance with all applicable federal, state and local laws covering the sale. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's Contract servicing activities, including its methods of collection.

Although the Company believes that it is currently substantially in compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than New York, New Jersey, Delaware, Connecticut, Maryland, Pennsylvania, Virginia or Maine could have a material adverse effect upon the Company.

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

Risk Factors

Dependence on Credit Facilty

In November 1995, the Company entered into a credit facility agreement with BankAmerica ( the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $15 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate from time to time in effect. As of November 30, 1997, BankAmerica's reference rate was 8.50%. Commencing 120 days after the date of execution of the Credit Facility, the Company was required to pay a fee calculated at the rate of .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to between 70% and 80% (the "advance rate") of its net eligible installment loan receivables (depending upon the trade-in value of the automobiles securing the receivables), but in no event more than $15 million. The advance rates are subject to decrease based on the rate of borrower delinquencies on such receivables. The Company's ability to continue to borrow under the Credit Facility will be dependent upon its compliance with the terms thereof, including compliance with certain financial covenants such as the maintenance of a minimum ratio of earnings before interest and taxes to interest expense, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. In addition, events of default under the Credit Facility will occur if, among other things, borrower delinquencies of 30 days or more on Contracts exceed 4% of the Company's gross receivables at any time on loans that have not yet been sold, if the existing stockholders of the Company no longer own at least 51% of the outstanding Common Stock, or if there occurs a material adverse change in the Company's financial condition. Pursuant to the Credit Facility, BankAmerica's consent will be required for the Company to make bulk purchases or sales of Contracts.

All of the Company's obligations under the Credit Facility are secured by a first priority security interest in the Company's installment loan receivables and a pledge by the Company's principal stockholders of 2,252,000 shares of the Company's common stock.

The Company is currently in negotiations with BankAmerica to extend the Credit Facility another two years. In November 1997, BankAmerica extended the Credit Facility until January 31, 1998. There can be no assurance that BankAmerica will extend the Credit Facility after January 31, 1998. If BankAmerica does not extend the Credit Facility, there can be no assurance that the Company will be able to negotiate for and obtain further financing, or if so, on what terms. The failure of BankAmerica to extend the Credit Facility or the Company's failure to obtain further financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Default and Prepayment Risks

The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of Contracts purchased and held by the Company prior to their sale in a securitization transaction as well as the subsequent performance of receivables sold to securitization trusts. A portion of the loans purchased by the Company may default or prepay during the period prior to their sale in a securitization transaction or if they remain owned by the Company. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for losses on loans held by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowances is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the Credit Facility the Company is not able to borrow against defaulted loans and loans greater than 60 days delinquent held by the Company.

The Company also retains a substantial portion of the default and prepayment risk associated with the receivables that it sells pursuant to Company-sponsored securitizations. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company's balance sheet is excess servicing receivable which is based on the present value of estimated future excess cash flows from the securitized receivables which will be received by the Company. Accordingly, the residual interest is calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. In addition, the Company is required to deposit substantial amounts of the cash flows generated by its interests in Company sponsored securitizations ("restricted cash") into spread accounts.

The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of the residual interest on its balance sheet. Future cash flows from securitization trusts may also be less than expected and the Company's results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in prepayments and defaults would reduce the size of the Company's servicing portfolio which would reduce the Company's servicing fee income, further adversely affecting results of operations and cash flows. A write-down of the residual interest and the corresponding decreases in earnings and cash flow could affect the Company's liquidity position and future securitizations. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised upon future events.

Portfolio Performance; Negative Impact on Cash Flows; Right to Terminate Normal Servicing

Generally, the form of credit enhancement agreement entered into in connection with securitization transactions contains specified limits on the delinquency, defaults and loss rates on the receivables included in each trust. At any measurement date, the delinquency, defaults or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, from the trust would be used to fund the increase credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow.

The credit enhancement agreement entered into in connection with securitization transactions contain additional specified limits on the delinquency, default and loss rates on the receivables included in each trust which are higher that the limits referred to in the preceding paragraph. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed these additional specified limits applicable to such trust, provisions of the credit enhancement agreements permit the trustees to terminate the Company's servicing rights with respect to the receivables sold to that trust. Although the Company has never exceeded such delinquency, defaults or loss rates, there can be no assurance that the Company's servicing rights with respect to the automobile receivables in such trusts, or any other trust which exceeds the specified limits in future periods, will not be terminated.

Credit-Impaired Borrowers

The Company specializes in purchasing, securitizing and servicing sub-prime receivables. Sub-Prime borrowers are associated with higher than average delinquency and default rates. While the Company believes that it effectively manages such risks with its underwriting policies and collection methods, no assurance can be given that such criteria or methods will be effective in the future. In the event that the Company underestimates the default risk or under prices contracts that it purchases, the Company's financial position, liquidity and results of operations would be adversely affected, possibly to a material degree.

Economic Conditions

Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession and such periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold. Because the Company focuses on Sub-Prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on such loans could be higher than those experienced in the general automobile finance industry and could be more significantly affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company's servicing costs may increase. While the Company believes that the underwriting criteria and collection methods it employs enable it to manage the higher risk inherent in loans made to Sub-Prime borrowers, no assurance can be given that such criteria or methods will provide adequate protection against such risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect the Company's ability to complete future securitizations and correspondingly, its financial position, liquidity and results of operations would be adversely effected.

Interest Rates

The company may be directly affected by the level of and fluctuations in interest rates, which affect the Company's ability to earn a gross interest rate spread between the rate charged the consumers and the rate paid on its indebtedness. As the interest rate on the Company's indebtedness rises, the Company may not be able to increase the rate it charges on new Contracts because the rates on many of the Contracts purchased by the Company are already at or near the statutory maximums, affording the Company limited opportunity to pass on any increased interest costs. The Company believes that its results of operations and liquidity would be adversely affected during any period of higher interest rates, possibly to a material degree.

Competition

Reference should be made to Item 1. "Competition" for a discussion of competitive risk factors.

Regulation

Reference should be made to Item 1. "Regulation" for a discussion of regulatory risk factors.

Management Information Systems

Management believes that a high degree of automation is necessary to enable the Company to grow and successfully compete with other financing entities. Accordingly, during the year ended September 30, 1997, the Company upgraded its computer hardware to support the Company's origination, accounting and collection processes. In addition, the Company has continued to enhance the application processing and credit approval software that has increased the efficiency of processing applications.

Due to its desire to increase productivity through automation, the Company intends to periodically review its systems for possible upgrades and enhancements. During the next year, the application system will be further enhanced to accommodate the Company's growth and data processing needs.

The Company believes that the capacity of its existing data processing and management information systems is sufficient to allow the Company to expand its business without significant additional capital expenditures. In addition, the Company has consulted with its software vendor about the year 2000 and the data processing changes that will be required and has been assured that our software will be capable of handling process dates beyond the year 2000 by the end of 1998.

Employees

As of September 30, 1997, the Company had 42 full-time employees. The Company is not a party to any collective bargaining agreement.

Item 2.   Property.

The Company's executive and administrative offices are located in Englewood Cliffs, New Jersey, where the Company subleases approximately 8,300 square feet of general office space for $8,677 per month from Asta Group, Incorporated, an affiliate of the Company. The sublease expires on July 31, 2000. The Company believes that the sublease is on terms that are as favorable to the Company as those terms which could be obtained from an unaffiliated lessor of the same premises.

Item 3. Legal Proceedings.

As of the date of this Form 10-KSB, the Company was not involved in any material litigation in which it was a defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities. . Item 4. Submission of Matters to a Vote of Security-Holders.

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


                                                  High             Low
                                                  ----             ---

November 13, 1995 to December 31, 1995            5.88            3.50
January 1, 1996 to March 31, 1996                 7.25            4.00
April 1, 1996 to June 30, 1996                    9.00            4.63
July 1, 1996 to September 30, 1996                7.38            4.50

October 1, 1996 to December 31, 1996              6.25            3.75
January 1, 1997 to March 31, 1997                 5.00            2.00
April 1, 1997 to June 30, 1997                    3.13            1.31
July 1, 1997 to September 30, 1997                3.38            0.75

                  The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future. Under the Credit Facility the Company is prohibited from paying dividends on its Common Stock without the consent of BankAmerica.

During the year ended September 30, 1997, the Company granted stock options to an officer and an employee covering an aggregate 14,000 shares of Common Stock. These grants were exempt from registration pursuant to Securities Act Release No. 33-6188 (February 1, 1980). No underwriter was involved with these grants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996

Revenues. During the year ended September 30, 1997, revenues decreased $1.23 million compared to the year ended September 30, 1996. Interest income on Contracts decreased $915,342 representing 43.3% of total revenues for the year ended September 30, 1997. The decrease in revenues and interest income is due to the decrease in the volume of Contracts purchased during the year ended September 30, 1997, as compared to the same period in the prior year. During the year ended September 30, 1997, the Company purchased $23 million in Contracts from Dealers, compared to $28 million in the year ended September 30, 1996.

Expenses. During the year ended September 30, 1997, general and administrative expenses increased $1.68 million from the prior year and represented 56.1% of total operating expenses. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's purchasing and servicing Contracts.

Interest expense decreased $278,433 during the year ended September 30, 1997, as compared to the same period in the prior year and represented 6.6% of total operating expenses. The decrease is due to the volume of Contracts held for sale which reduced the interest accrued and/or paid during the year. During the year ended September 30, 1997, interest expense consisted of interest accrued and/or paid on the Company's Credit Facility and loans from an affiliate.

During the year ended September 30, 1997, the provision for credit losses on Contracts purchased increased by $1.6 million over the prior year and represented 37.2% of total operating expenses. The increase in the provision reflects higher than expected losses on loans previously sold and serviced by the Company.

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

During the year ended September 30, 1997 provision for losses on Contracts purchased increased by $638,000 over the prior year and represented 22.0% of total operating expenses (excluding charge from release of Escrow Shares). The increase in the provision reflects Contracts that have not been sold and have been held for a longer period of time when compared to the same period in the previous year.

         Upon consummation of the Company's initial public offering which became effective November13, 1995, the Company's controlling shareholder and certain officers and directors deposited an aggregate of 1,000,000 shares of Common Stock (the "Escrow Shares") in escrow, subject to release upon attainment of certain net income or stock price levels. As of September 30, 1996, the Company exceeded the requisite level for the release of fifty-percent of the Escrow Shares. The release of these Escrow Shares was deemed compensatory and resulted in a one-time, noncash charge for the year ended September 30, 1996 of $2.94 million which was equal to the market value of the Escrow Shares at the time of their release. This one-time, noncash charge was offset by an identical increase in additional paid-in capital and was not tax deductible. Consequently, there was no impact on total shareholders' equity on the Company's financial statements as a result of the release of the Escrow Shares and the corresponding charge. As of September 30, 1997, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the remaining Escrow Shares. As a result, the remaining shares have been cancelled.

The following table illustrates the impact of this charge on the Company's results for the year ended September 30, 1996.



                                                          As Stated      Impact of Charge      Without Charge
                                                          ---------      ----------------      --------------
Revenues:

Interest income                                           $3,372,857        $         --          $3,372,857
Net gain on sale of loans                                  3,450,179                  --           3,450,179
Servicing fees                                               244,720                  --             244,720
                                                          ----------        -------------         ----------
                                                           7,067,746                  --           7,067,746
                                                          ----------        -------------         ----------
Expenses:

Compensation charge from
release of escrow shares                                   2,937,500           (2,937,500)               --
General and administrative expenses                        2,067,263                  --           2,067,263
Provision for credit losses                                  783,767                  --             783,767
Interest expense                                             709,159                  --             709,159
                                                          ----------        -------------         ----------
                                                           6,497,689           (2,937,500)         3,560,189
                                                          ----------        -------------         ----------

Income(loss) before income taxes                             570,057            2,937,500          3,507,557

Income taxes                                               1,428,300                  --           1,428,300
                                                          ----------        -------------         ----------
Net  income (loss)                                        $ (858,243)                 --           2,079,257
                                                          ----------        -------------         ----------

Net income (loss) per share                               $    (0.25)                                $  0.63
                                                          ----------                              ----------

Weighted average number of shares outstanding              3,307,874                               3,307,874


Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on Contracts, proceeds on the sale of Contracts in excess of its recorded investment in the Contracts and base servicing fees it earns on Contracts it has sold. The Company's primary uses of cash include its purchases of Contracts, ordinary operating expenses and the establishment and buildup of Spread Accounts.

Net cash used in operating activities was $1.1 million during the year ended September 30, 1997 compared to net cash provided of $258,000 during the year ended September 30, 1996. Cash used for purchasing Contacts was $22.0 million during the year ended September 30, 1997 as compared to $28.0 million in the year ended September 30, 1996.

The Company's cash requirements have been and will continue to be significant. The agreement with Greenwich Capital regarding securitizations requires the Company to make a significant cash deposits into Spread Accounts, for the purpose of credit enhancement. The Spread Accounts are pledged to support the related ABS, and are invested in high quality liquid securities. Excess cash flow from securitized Contracts are deposited into the Spread Accounts until such time as the Spread Account balances reach a specified percent of the outstanding balance of the related ABS.

The Company anticipates the funds available under its Credit Facility, funds made available by Asta Group, Incorporated, proceeds from the sale of Contracts, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, assuming that the Company continues to have a means by which to sell its Contacts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations, the Company may be required to seek additional funding.

The Company does not anticipate any need for significant capital expenditures in connection with the expansion of its business for at least 12 months.

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements include, but are not limited to, the Company's opportunities to increase revenues through, among other things, the purchase and sale additional Contracts, and the anticipated need and availability of financing.

Forward-Looking Statements

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences are: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and which may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated, mainly the Northeast and Mid-Atlantic States; changes in interest rates, adverse changes in the market for securitized receivables pools or a substantial lengthening of the Company's warehousing each of which could restrict the Company's ability to obtain cash for Contract origination and purchases; increases in the amounts required to be set aside in spread accounts or to be expended for other forms of credit enhancement to support future securitizations; increased competition; a reduction in the number and amount of acceptable Contracts submitted to the Company by its Dealers; changes in government regulations effecting consumer credit; and other risk factors identified herein under the caption "Risk Factors" and in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on form S-1. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-KSB.

Item 7.                    Financial Statements.

                  The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

    Index to Audited Financial Statements:                               Page

    Independent Auditors' Report                                         F-1

    Consolidated Balance Sheets - September 30, 1997 and 1996            F-2

    Consolidated Statements of Operations - Years ended
    September 30, 1997 and 1996                                          F-3

    Consolidated Statements of Shareholders' Equity - Years ended
    September 30, 1997 and 1996                                          F-4

    Consolidated Statements of Cash Flows - Years ended
    September 30, 1997 and 1996                                          F-5

    Notes to Consolidated Financial Statements                           F-6


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1998 is incorporated by reference in response to this Item 9.

Item 10. Executive Compensation.

Information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1998 is incorporated by reference in response to this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1998 is incorporated herein by reference in response to this Item 11.

Item 12. Certain Relationships and Related Transactions

Information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1998 is incorporated by reference in response to this Item 12.

Part IV

Item 13.          Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number

3.1   Certificate of Incorporation. (1)

3.2   By laws. (2)

10.1 Servicing Agreement dated July 1, 1997, between the Company and The Chase Manhattan Bank and CSC Logic/MSA, L.L.P. for the servicing of the Contracts sold.

10.2 Consulting Agreement dated November 14, 1997, by and between the Company and Arthur Stern.

22.   Subsidiary of the Company.

27.   Financial Data Schedule.

1. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

2. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

(b) Reports on Form 8-K

The Registrant did not file any Current Reports on form 8-K during the quarter ended September 30, 1997.

                               ASTA FUNDING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 and 1996

ASTA FUNDING, INC.

Contents

                                                                            Page
                                                                            ----

Consolidated Financial Statements

 Independent auditors' report                                                F-1

 Balance sheets as of September 30, 1997 and 1996                            F-2

 Statements of operations for the years ended
   September 30, 1997 and 1996                                               F-3

 Statements of changes in stockholders' equity for the
   years ended September 30, 1997 and 1996                                   F-4

 Statements of cash flows for the years ended
   September 30, 1997 and 1996                                               F-5

 Notes to financial statements                                               F-6

                [Letterhead of Richard A. Eisner & Company, LLP]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Asta Funding, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP

Florham Park, New Jersey
October 30, 1997

With respect to Note F
November 3,1997

ASTA FUNDING, INC.

Consolidated Balance Sheets

                                                                                        Year Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    1997           1996
                                                                                ------------   ------------
ASSETS
    Cash                                                                        $    503,715   $  3,401,674
    Restricted cash and cash equivalents (net of estimated future losses of
     $703,072 in 1997) (Note D)                                                    2,546,670        358,179
    Loans receivable (less allowance for credit losses of $397,926 in 1997 and
     and $466,395 in 1996) (Note B)                                                3,247,542      3,285,130
    Servicing assets (Notes A[11] and E)                                             897,352      2,675,407
    Residual interest (Notes A[l2] and E)                                            951,857
    Due from trustee                                                                 146,910      2,079,679
    Furniture and equipment (net of accumulated depreciation of $84, 130 and
     in 1997 and $22,274 in 1996) (Notes A[5] and C)                                 154,605         97,894
    Repossessed automobiles (net of allowance for losses of $96,062 in 1997                         491,314
      1997 and $298,271 in 1996)                                                     226,248
    Deferred taxes (Note G)                                                                         365,000
    Income taxes receivable                                                          418,101
    Other assets                                                                     276,544        355,562
                                                                                ------------   ------------
                                                                                $  9,369,544   $ 13,109,839
                                                                                ============   ============
LIABILITIES
    Bank overdraft                                                                             $     54,304
    Income taxes payable                                                                          1,705,000
    Estimated future losses on loans sold (net of restricted cash and cash
     equivalents of $1,143,494 in 1996) (Note D)                                                     76,756
    Accounts payable and accrued expenses                                       $    419,080        592,356
    Deferred taxes (Note G)                                                          275,000
    Due to parent                                                                    188,360      1,919,704
                                                                                ------------   ------------
        Total liabilities                                                            882,440      4,348,120
                                                                                ------------   ------------

Commitments (Notes I and J)

STOCKHOLDERS' EQUITY (Note J)
Common stock, $.01 par value, authorized 10,000,000 shares, issued and
 outstanding 3,945,000 shares in 1997 and 4,460,000 in 1996                           39,450         44,600
Additional paid-in capital                                                         9,602,421      9,597,271
Accumulated deficit                                                               (1,236,466)      (880,152)
Unrealized gain on residual interest (net of income taxes of $55,000)                 81,699
                                                                                ------------   ------------
        Total stockholders' equity                                                 8,487,104      8,761,719
                                                                                ------------   ------------
                                                                                $  9,369,544   $ 13,109,839
                                                                                ============   ============


See notes to financial statements                                            F-2

ASTA FUNDING, INC.

Consolidated Statements of Operations

                                                                       Year Ended
                                                                      September 30,
                                                               -------------------------
                                                                   1997          1996
                                                               -----------   -----------
Interest income                                                $ 2,457,515   $ 3,372,857

Gain on sale of loans (Note L)                                   2,533,994     3,450,179

Servicing fee income                                               682,692        83,927
                                                               -----------   -----------
                                                                 5,674,201     6,906,963
                                                               -----------   -----------
General and administrative expenses (Note I)                     3,588,189     1,906,480

Compensation charge upon release of escrow shares (Note J[1])                  2,937,500

Provision for credit losses                                      2,381,700       783,767

Interest expense (Note H)                                          430,726       709,159
                                                               -----------   -----------
                                                                 6,400,615     6,336,906
                                                               -----------   -----------
Income (loss) before provision (benefit) for income taxes         (726,414)      570,057

Provision (benefit) for income taxes (Note G)                     (370,100)    1,428,300
                                                               -----------   -----------

Net loss                                                       $  (356,314)  $  (858,243)
                                                               ===========   ===========

Net loss per share                                             $      (.09)  $     (0.25)
                                                               ===========   ===========

Weighted average number of shares outstanding                    3,952,315     3,307,874
                                                               ===========   ===========


See notes to financial statements                                            F-3

ASTA FUNDING, INC.

Consolidated Statements of Changes in Stockholders' Equity

                                                                                  Additional              Unrealized Gain
                                                            Common Stock           Paid-in    Accumulated   on Residual
                                                         Shares       Amount       Capital      Deficit      Interest        Total
                                                        ---------   ---------   ----------  -----------   -----------   ----------
Balance, September 30,1995                              3,080,000   $  30,800   $  974,200  $   (21,909)               $   983,091

Issuance of common stock (Note J[1])                    1,380,000      13,800    5,685,571                               5,699,371

Release of escrow shares (Note J[1])                                             2,937,500                               2,937,500

Net loss                                                                                       (858,243)                  (858,243)
                                                        ---------   ---------   ----------  -----------

Balance, September 30,1996                              4,460,000      44,600    9,597,271     (880,152)                 8,761,719

Cancellation of escrow shares (Note J[1])                 (500000)     (5,000)       5,000

Cancellation of shares (Note J[4])                        (15,000)       (150)         150

Change in unrealized gain on residual interest, net of
  income tax effect                                                                                       $    81,699       81,699

Net loss                                                                                       (356,314)                  (356,314)
                                                        ---------   ---------   ----------  -----------   -----------   ----------

Balance, September 30, 1997                             3,945,000   $  39,450   $9,602,421  $(1,236,466)  $    81,699   $8,487,104
                                                        =========   =========   ==========  ===========   ===========   ==========


See notes to financial statements                                            F-4

ASTA FUNDING, INC.

Consolidated Statements of Cash Flows

                                                                       Year Ended September 30,
                                                                      --------------------------
                                                                          1997          1996
                                                                      ------------   -----------
Cash flows from operating activities:
 Net loss                                                             $   (356,314)  $  (858,243)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                    1,801,690       181,021
        Charge from release of escrow shares                                           2,937,500
        Provisions for losses                                            2,381,700     2,004,016
        Deferred income taxes                                              585,000      (314,700)
        Expenses advanced by parent                                        104,580        88,445
        Impairment of servicing asset                                      144,573
        Changes in:
         Restricted cash and cash equivalents                           (3,818,948)   (1,501,673)
         Loans receivable                                               (1,415,605)
         Due from trustee                                                1,932,769    (2,079,679)
         Repossessed automobiles                                          (256,504)
         Income taxes receivable                                          (418,101)
         Other assets                                                       79,018      (232,508)
         Income taxes payable                                           (1,705,000)    1,693,500
         Accounts payable and accrued expenses                            (173,276)      522,675
                                                                      ------------   -----------
              Net cash (used in) provided by operating activities       (1,114,418)    2,440,354
                                                                      ------------   -----------

Cash flows from investing activities:
    Loans originated                                                                 (27,010,868)
    Loans repaid                                                                      23,912,764
    Principal payments received on residual interest                       225,254
    Capital expenditures                                                  (118,567)      (83,567)
                                                                      ------------   -----------
              Net cash provided by (used in) investing activities          106,687    (3,181,671)
                                                                      ------------   -----------

Cash flows from financing activities:
    (Repayment to) advances from parent                                 (1,835,924)    1,848,219
    Issuance of common stock                                                           5,797,002
    Repayments under line of credit                                                   (3,664,140)
    Bank overdraft                                                         (54,304)      (52,481)
                                                                      ------------   -----------
         Net cash (used in) provided by financing activities            (1,890,228)    3,928,600
                                                                      ------------   -----------
Net (decrease) increase in cash                                         (2,897,959)    3,187,283
Cash at beginning of period                                              3,401,674       214,391
                                                                      ------------   -----------
Cash at end of period                                                 $    503,715     3,401,674
                                                                      ============   ===========

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest                                                       $    555,083   $   612,170
       Income taxes                                                   $  1,167,576   $    49,500


See notes to financial statements                                            F-5

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]   The Company:

      Asta Funding, Inc. (the "Company") is a majority-owned subsidiary of Asta Group, Inc. ("Group"). The Company is engaged in the business of purchasing, selling and servicing retail installment sales contracts originated by automobile dealers financing the purchase primarily of used automobiles by sub-prime borrowers. During 1997, the Company shifted its focus from investing in loans receivable to reselling the contracts. The loans are generally purchased from automobile dealers in the states of New York, New Jersey, Connecticut, Delaware, Maryland and Pennsylvania. During the year ended September 30, 1996 approximately 28% of loans were originated through two automobile dealers under common ownership.

[2]   Principles of consolidation:

      The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiary, Asta Auto Receivables Company, which is a limited purpose corporation formed to accommodate the structures under which the Company sells its contracts. All significant intercompany balances and transactions have been eliminated in consolidation. The 1996 financial statements have been reclassified to conform to the current years presentation.

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

      Effective January 1,1997, as required by Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), upon the sale of loans, the Company allocates the cost based upon the relative fair values, to the loan, the servicing asset and residual interest, if any. The impact of the adoption of SFAS 125 on net income in 1997 was immaterial.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE A -  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]   Furniture and equipment:

      Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

(6]   Credit losses:

      Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review of loans receivable. Loans receivable are charged off when management deems them to be uncollectible.

      On October 1,1995, the Company adopted prospectively Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This statement defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all nonaccrual loans. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS No. 114. Impaired loans are assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

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

[9]   Income taxes:

      Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses and funds deposited in spread accounts for loans sold (Note D) being reported for financial accounting and tax purposes in different periods.

[10]  Net loss per share:

      Net loss per share was computed based on the weighted average number of common shares outstanding during each year presented excluding shares in escrow.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE A -  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]  Servicing assets:

      Servicing assets arise from the sale of loans. Servicing assets represent the estimated present value of the differential between the contractual servicing fee and the Company's normal servicing cost. These capitalized amounts are amortized over the estimated average life of the loans in each pool sold. The Company reviews the carrying amount of each pool for possible impairment. If the estimated present value of the future servicing income is less than the carrying amount, the Company recognizes an impairment loss and reduces future amortization accordingly.

[12]  Residual interest:

      In accordance with SFAS 125, effective January 1,1997, the Company, upon sale of loans, recognizes a residual interest. The residual interest represents the estimated discounted cash flow of the differential of the total interest to be earned on the loans sold and the sum of the interest to be paid to the investors and the contractual servicing fee.

[13]  Use of estimates:

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

[14]  Recently issued accounting standards:

      In February 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which is effective for periods ending after December 15, 1997. Management believes that "basic earnings per share" as defined, for each of the periods included in these financial statements would be substantially the same as the earnings per share amounts included in the statements of income.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE A -  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15]  Stock-based compensation:

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

NOTE B -  LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

All loans are at fixed rates of interest, collateralized by automobiles, and have remaining maturities of 5 years or less. As of September 30, 1997, the average effective interest rate of the loan portfolio approximated 32%. Each loan provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company purchases the loans from dealers at a discount from the amount financed under the contract. Substantially all borrowers are located in the states of New York, New Jersey, Connecticut, Delaware, Maryland and Pennsylvania.

As of September 30, 1997 and 1996, nonaccrual loans totaled $203,469 and $254,964, respectively.

Changes in the allowance for credit losses consisted of the following:

                                                       1997              1996
                                                    ---------         ---------
Balance, beginning of period                        $ 466,395         $ 146,000
Provisions                                            357,878           485,495
Charge-offs                                          (781,690)         (199,308)
Recoveries                                            355,343            34,208
                                                    ---------         ---------
Balance, end of period                              $ 397,926         $ 466,395
                                                    =========         =========

NOTE C -  FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 1997 and 1996 consist of the following:

                                                          1997            1996
                                                        --------        --------
Furniture                                               $ 35,787        $ 23,182
Equipment                                                202,948          96,986
                                                        --------        --------
                                                         238,735         120,168
Less accumulated depreciation                             84,130          22,274
                                                        --------        --------
Balance, end of period                                  $154,605        $ 97,894
                                                        ========        ========

      Depreciation expense for the years ended September 30, 1997 and 1996 aggregated $61,856 and $20,276, respectively.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE D -  RESTRICTED CASH AND ESTIMATED FUTURE LOSSES ON LOANS SOLD

In connection with the sale of loans during 1997 and 1996, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans and into the Spread Account for possible losses. Additionally, the Company is required to deposit into the Spread Accounts cash flows from residual interests in order to maintain a specified percentage of the outstanding principal balance of the certificates. This percentage may increase in the event of defaults and/or losses exceeding certain specified levels. Additionally, losses are charged against the Spread Accounts. If the Spread Accounts are in excess of the specified percentage, the trustee will release the excess funds to the Company.

NOTE E - SERVICING ASSETS AND RESIDUAL INTEREST

Changes in servicing assets and residual interest for the two years ended September 30, 1997 are as follows:

                                                   Servicing          Residual
                                                    Assets            Interest
                                                  -----------       -----------
Balance, September 30,1995                                 --
Assets originating from loan sales                $ 2,836,152
Amortization                                         (160,745)
                                                  -----------
Balance, September 30, 1996                         2,675,407
Assets originating from loan sales                    106,352       $ 1,040,412
Amortization                                       (1,739,834)         (225,254)
Impairment loss                                      (144,573)
Change in market value                                                  136,699
                                                  -----------       -----------
Balance, September 30, 1997                       $   897,352       $   951,857
                                                  ===========       ===========

NOTE F - LINE OF CREDIT

In November 1995, the Company entered into a two-year credit facility with a bank under which the Company can borrow the lesser of the advance rate (between 70% and 80% of the eligible loans receivable) and $15 million. Advances accrue interest at the prime rate plus one percent. As of September 30, 1997 and 1996, there were no amounts outstanding. In November 1997, the bank extended the credit facility until January 31, 1998.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows:

                                                           1997           1996
                                                        ---------       --------
Deferred tax assets:
 Allowance for credit losses                            $ 513,300       $326,600
 Restricted cash and cash equivalents                                     32,800
 Net operating losses                                      95,400
 Other                                                                     5,600
                                                        ---------       --------
   Total deferred tax assets                              608,700        365,000
                                                        ---------       --------

Deferred tax liabilities:
 Restricted cash and cash equivalents                     828,700
 Unrealized gain on residual interests                     55,000
                                                        ---------

   Total deferred tax liabilities                         883,700
                                                        ---------

Net deferred tax asset (liability)                      $(275,000)      $365,000
                                                        =========       ========

      The components of the provision (benefit) for income taxes for the years ended September 30, 1997 and 1996 are as follows:

                                                       1997             1996
                                                   -----------      -----------
Current:
 Federal                                           $  (836,000)     $ 1,350,000
 State                                                (119,100)         393,000
                                                   -----------      -----------

                                                      (955,100)       1,743,000
                                                   -----------      -----------
Deferred:
 Federal                                               538,000         (249,000)
 State                                                  47,000           65,700
                                                   -----------      -----------

                                                       585,000         (314,700)
                                                   -----------      -----------

Provision (benefit) for income taxes               $  (370,100)     $ 1,428,300
                                                   ===========      ===========

      The difference between the statutory federal income tax rate on the Company's net loss and the Company's effective income tax rate is summarized as follows:

                                                             1997         1996
                                                            ------       ------
Statutory federal income tax rate                             34.0%        34.0%
Change from release of escrow shares                                      175.2
State income tax, net of federal benefit                       6.5         37.9
Reversal of income tax accruals                                4.4
Other                                                          6.0          3.5
                                                            ------       ------

Effective income tax rate                                     50.9%       250.6%
                                                            ======       ======

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE H - RELATED PARTY TRANSACTIONS

The Company leases its facilities through July 2000 pursuant to a sublease from a subsidiary of Group. The terms of the sublease are substantially identical to the terms of the underlying lease between the subsidiary of Group and the lessor. Minimum lease payments are as follows:

           September 30,
           -------------
               1998                                 $104,124
               1999                                  104,124
               2000                                   86,770
                                                    --------

                                                    $295,018
                                                    ========

During the years ended September 30, 1997 and 1996, salaries, related payroll taxes and other expenses allocated from Group to the Company aggregated $104,580 and $88,445, respectively. Management allocates costs monthly based upon its estimate of the cost of services provided by Group to the Company. Additionally, during the year ended September 30, 1996, Group paid direct expenses and purchased equipment for the Company aggregating $16,647.

During the years ended September 30, 1997 and 1996, Group advanced funds to the Company. Interest expense, at 8 percent per annum, aggregated $7,950 and $14,226 in the years ended September 30, 1997 and 1996, respectively.

NOTE I - COMMITMENTS

[1]   Minimum annual rental payments:

      Future minimum lease payments at September 30, 1997 on noncancelable operating leases with an original or remaining term of one year or more, other than related party leases are as follows:

                 1998                               $16,559
                 1999                                 8,107
                                                    -------

                                                    $24,666
                                                    =======

      Rent expense for the years ended September 30, 1997 and 1996 was approximately $134,100 and $48,500, respectively, (including $106,000 and $35,500 to Group and one of its subsidiaries) (see Note H).

[2]   Employment agreements:

      As of September 30, 1997, the Company has employment agreements with two executives which expire in September 1998. Under the terms of the agreements, the aggregate annual base salaries effective September 30, 1997 are $261,250. Additionally, each executive may be granted annual bonuses.

      The Company has a one-year consulting agreement with a director of the Company, pursuant to which he will be paid an annual fee of $75,000. Included in the accompanying consolidated statements of operations for the year ended September 30, 1997 and 1996 is $75,000 and $66,058, respectively, of consulting expense related to this and a prior consulting agreement.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE J - STOCKHOLDERS' EQUITY

[1]   Initial public offering:

      On November 13, 1995, the Company, in its initial public offering, sold 1,200,000 shares of its common stock. On December 1, 1995, the underwriter executed its option to sell an additional 180,000 shares of the Company's common stock. Net of related expenses, the Company raised $5,699,371 in the offering.

      Upon consummation of the Company's initial public offering, certain shareholders deposited 1,000,000 shares of common stock (the "Escrow Shares") into an escrow account with the Company's transfer agent, pursuant to an agreement by the Company, the escrow agent, and Whale Securities, LP. During the escrow period, the escrow Shareholders' may vote, but not transfer, the escrow shares. The escrow agreement provides for the escrow shares to be released either in their entirety or in increments of 500,000 depending on the Company's attainment of certain income levels for the fiscal years ending September 30,1996 and September 30, 1997 or alternatively, if the Company's common stock trades above certain levels for a specified period of time during the fiscal years ending September 30, 1996 and 1997. The release of the escrow shares is deemed to be compensatory and results in a charge to the Company's operations equal to the fair market value of the escrow shares as of the date on which they are released. The charge related to the release of the shares is not deductible for income tax purposes.

      As of September 30, 1996, the Company exceeded the income level in the escrow agreement which provided for the release of fifty-percent of the escrow shares. The release of the 500,000 shares of common stock was deemed compensatory and resulted in a noncash expense for the year ended September 30, 1996 of $2,937,500, the estimated fair value of the escrow shares at the time of their release.

      As of September 30, 1997, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the remaining 500,000 escrow shares. As a result, the remaining escrow shares have been canceled.

[2]   Stock options:

      The Company has a stock option plan under which 420,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from October 2004 through June 2007.

      The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's proforma net loss for 1997 and 1996 would have been approximately $(372,000) and $(1,141,000), respectively and net loss per share would have been approximately $(0.09) and $(0.34), respectively. The weighted average fair value of the options granted during 1997 and 1996 were $1.13 and $2.90 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0% volatility 40%, expected life 10 years, risk free interest rates from 5.75% to 6.75%.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

      The following table summarizes stock option transactions under the plan:

                                                        Year Ended September 30,
                                                        1997                1996
                                                 -------------------  -----------------
                                                            Weighted           Weighted
                                                            Average            Average
                                                            Exercise           Exercise
                                                 Shares      Price    Shares     Price
                                                 -------    --------  -------  --------
Outstanding options at the beginning of year     417,500     $3.53    320,000    $3.13
Options granted                                   14,000      1.75     97,500     4.83
Options expired or canceled                     (147,000)     1.78
                                                 -------     -----    -------    -----
Outstanding options at the end of year           284,500     $4.34    417,500    $3.53
                                                 =======     =====    =======    =====

      The following table summarizes information about the Plan's outstanding options as of September 30, 1997:

                           Options Outstanding             Options Exercisable
                 ---------------------------------------  ---------------------
                                  Weighted
                                   Average      Weighted               Weighted
                                  Remaining     Average                Average
   Range of        Number        Contractual    Exercise    Number     Exercise
Exercise Price   Outstanding   Life (in Years)   Price    Exercisable   Price
--------------   -----------   ---------------  --------  -----------  --------

  $0.01             25,000          7.05         $0.01
  $1.75             14,000          9.72         $1.75       7,667      $1.75
  $4.50-$5.00      245,000          8.18         $4.93     143,664      $4.96

      As of September 30, 1997, 420,000 shares have been reserved for the exercise of stock options, including 135,500 shares available for future grant.

[4]   Common stock:

      During the year ended September 30, 1997, an officer terminated his employment with the Company. Pursuant to an agreement, 15,000 shares of common stock owned by the former officer were canceled and another 25,000 shares are subject to cancellation should losses on certain loans exceed a defined amount.

NOTE K - RETIREMENT PLAN

During 1996, the company established a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. There were no contributions for the year ended September 30, 1997 and 1996.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1997 and 1996

NOTE L - GAIN ON SALE OF LOANS

In 1997 and 1996, the Company securitized and sold loans with limited recourse. Since the Company did not retain the future economic benefits embodied in the loans and can reasonably estimate its obligation under the recourse provisions (see Note D), the transactions have been accounted for as sales. Accordingly, the Company recognized a gain of $2,533,994 in 1997 and $3,450,179 in 1996. Additionally, the Company entered into an agreement to securitize and sell, through the same investment banker, an additional $155,000,000 of loans through May 2000.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment which significantly affect the estimates.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

The following summarizes the information as of September 31, 1997 and 1996 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                     1997                        1996
                          --------------------------  --------------------------
                          Carrying Value  Fair Value  Carrying Value  Fair Value
                          --------------  ----------  --------------  ----------

Cash, restricted cash and
    cash equivalents,
and bank overdraft          $3,050,385    $3,050,385    $3,705,549    $3,705,549
Loans receivable             3,247,542     3,803,681     3,285,130     4,189,751
Servicing assets and
 residual interests          1,849,209     1,863,564     2,675,407     3,440,893
Estimated future losses
 on loans sold                                              76,756        76,756

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, are as follows:

Cash, restricted cash and cash equivalents and bank overdraft:

The carrying amount of cash approximates fair value.

Loans receivable, servicing assets and residual interests:

The Company has estimated the fair value reported based on the present value of expected future cash flows.

Estimated future losses on loans sold:

The Company has estimated the fair value reported based on expected future losses.

                                  SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASTA FUNDING, INC.


Dated:  December 19, 1997                 By: /s/ Gary Stern
                                              --------------------------------
                                                 Gary Stern
                                                 President


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                           Title                               Date
---------                                           -----                               ----

/s/ Gary Stern                                President and Director               December 19, 1997
---------------------------
Gary Stern

/s/ Mitchell Herman                          Chief Financial Officer,              December 19, 1997
---------------------------                  Secretary, Chief Accounting
Mitchell Herman                              Officer and Director

/s/ Arthur Stern                             Director                              December 19, 1997
---------------------------
Arthur Stern

/s/ Martin Fife                              Director                              December 19, 1997
---------------------------
Martin Fife

/s/ Herman Badillo                           Director                              December 19, 1997
---------------------------
Herman Badillo

/s/ General Buster Glosson                   Director                              December 19, 1997
---------------------------
General Buster Glosson

/s/ Edward Celano                            Director                              December 19, 1997
---------------------------
Edward Celano
