Form 10QSB
period 1997-12-31
ASTA FUNDING INC
filed 1998-02-10
CIK 1001258

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

     Commission file number: 0-26906

                              ASTA FUNDING, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                     22-3388607
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)




210 Sylvan Ave., Englewood Cliffs, New Jersey              07632
---------------------------------------------           ----------
  (Address of principal executive offices)              (Zip Code)


Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes __X__   No _____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1997 the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

                       Asta Funding, Inc. and Subsidiary
                         Form 10-QSB December 31, 1997


                                     INDEX



Part I.  Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets as of December 31, 1997 (Unaudited) and September 30, 1997

               Consolidated Statements of Operations for the three-month periods ended December 31, 1997 and December 31, 1996 (Unaudited)

               Consolidated Statements of Cash Flows for the three-month periods ended December 31, 1997 and December 31, 1996 (Unaudited)

               Notes to consolidated financial statements (Unaudited)

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


            Item 1.  Legal Proceedings

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiary

Consolidated Balance Sheets

                                                                December 31,                      September 30,
                                                              --------------------                ---------------
                                                                    1997                               1997
                                                                    ----                               ----
                                                                  Unaudited
Assets
Cash                                                                 $     10,201                    $   503,715
Restricted cash and cash equivalents, net                               2,776,192                      2,546,670
Loans receivable, net                                                   7,524,113                      3,247,542
Accrued interest receivable                                               115,000                         34,141
Servicing fees receivable                                                  68,880                         70,626
Income taxes receivable                                                   403,101                        418,101
Servicing assets                                                          573,057                        897,352
Residual interest                                                         686,565                        951,857
Due from trustee                                                          213,428                        146,910
Furniture and equipment, net                                              175,181                        154,605
Repossessed automobiles, net                                              320,625                        226,248
Other assets                                                              240,665                        171,777
                                                                     ------------                    -----------
          Total assets                                               $ 13,107,008                    $ 9,369,544
                                                                     ============                    ===========



Liabilities and Stockholders' Equity
Liabilities
Bank overdraft                                                       $    211,711                    $         -
Accounts payable and accrued expenses                                     288,561                        419,080
Advances under a line of credit                                         4,150,000                              -
Deferred taxes                                                             60,000                        275,000
Due to affiliate                                                          206,360                        188,360
                                                                     ------------                    -----------
          Total liabilities                                             4,916,632                        882,440
                                                                     ------------                    -----------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                                                  39,450                         39,450
Additional paid-in capital                                              9,602,421                      9,602,421
Accumulated deficit                                                    (1,451,495)                    (1,236,466)
Unrealized gain on residual interest (net of
   income taxes of $55,000)                                                     -                         81,699
                                                                     ------------                    -----------
          Total stockholders' equity                                    8,190,376                      8,487,104
                                                                     ------------                    -----------
Total liabilities and stockholders' equity                           $ 13,107,008                    $ 9,369,544
                                                                     ============                    ===========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Operations
Unaudited

                                                       Three Months Ended
                                                          December 31,
                                            ------------------------------------
                                                  1997               1996
                                                  ----               ----

Revenues:
Interest                                        $   503,321       $   530,436
Servicing fees                                      280,374           312,830
                                                -----------       -----------
                                                    783,695           843,266
                                                -----------       -----------

Expenses:
General and administrative                          610,150           625,810
Provision for credit losses                         470,000           274,000
Interest                                             60,798            40,020
                                                -----------       -----------
                                                  1,140,948           939,830
                                                -----------       -----------
(Loss) before (benefit) for
     income taxes                                  (357,253)          (96,564)

(Benefit) for income taxes                         (142,225)          (38,600)

                                                -----------       -----------
Net (loss)                                      $  (215,028)      $   (57,964)
                                                ===========       ===========


Net (loss) per share                            $     (0.05)      $     (0.01)
                                                ===========       ===========

Weighted average number of shares
      outstanding                                 3,945,000         3,960,000
                                                ===========       ===========




See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Unaudited



                                                                       Three Months Ended
                                                                          December 31,
                                                                  --------------------------
                                                                      1997           1996
                                                                      ----           ----
Cash flows from operating activities:
  Net (loss)                                                      $  (215,028)   $   (57,964)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                     283,071        489,866
    Provision for losses                                              470,000        274,000
    Deferred income taxes                                            (215,000)        40,000
    Expenses advanced by affiliate                                     18,000         18,380
    Changes in operating assets and liabilities:
       Loans receivable                                            (4,662,622)    (4,606,336)
       Accrued interest receivable                                    (80,678)       (79,512)
       Servicing fees receivable                                        1,746          6,587
       Income taxes receivable                                         15,000           --
       Repossessed automobiles                                        (94,377)       228,256
       Other assets                                                   (68,889)      (260,967)
       Due from trustee                                               (66,518)     1,757,896
       Restricted cash                                               (229,522)      (613,501)
       Accounts payable and accrued expenses                         (130,519)    (1,441,433)
                                                                  -----------    -----------
           Net cash used in operating activities                   (4,975,336)    (4,244,728)

Cash flows from investing activities:
    Principal payments on residual interest                           189,608           --
    Capital expenditures                                              (35,576)       (16,911)
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities       154,032        (16,911)

Cash flows from financing activities:
    Advances from (payments to) affiliate                              18,000     (1,925,258)
    Increase in bank overdraft                                        157,407         54,316
    Advances under a line of credit                                 4,150,000      2,750,000
                                                                  -----------    -----------
            Net cash provided by financing activities               4,325,407        879,058
                                                                  -----------    -----------

(Decrease) in cash                                                   (495,897)    (3,382,581)

Cash at the beginning of period                                       506,098      3,401,674
                                                                  -----------    -----------
Cash at end of period                                             $    10,201    $    19,093
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                 $    29,508    $    10,352
         Income taxes                                             $      --      $   900,000


See accompanying notes to consolidated financial statements

                              Asta Funding, Inc.
                  Notes to Consolidated Financial Statements

Note 1: Basis of  Presentation

Asta Funding, Inc. (the "Company") is a consumer finance company engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company was formed on July 7, 1994. The Company's fiscal year-end is September 30.

The consolidated balance sheet as of December 31, 1997, the consolidated statements of operations for the three-month periods ended December 31, 1997 and 1996, and the consolidated statements of cash flows for the three-month periods ended December 31, 1997 and 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1997 and September 30, 1997, the results of operations for the three-month periods ended December 31, 1997 and 1996 and the cash flows for the three-month periods ended December 31, 1997 and 1996 have been made. The results of operations for the three-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

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

Note 5:  Servicing Fees

Servicing fees are reported as income when earned. Servicing costs are charged to expense as incurred.

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

                              Asta Funding, Inc.
                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Overview

The Company is engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company was formed on July 7, 1994 and purchased its first Contract in October 1994.

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

Results of operations

The three-month period ended December 31, 1997, compared to the three-month period ended December 31, 1996

Revenues. During the three-month period ended December 31, 1997, revenues decreased $59,571 compared to the three-month period ended December 31, 1996. Interest income on Contracts decreased $27,115 compared to the three months ended December 31, 1996, and represented 64.2% of total revenues for the three-month period ended December 31, 1997. The decrease in revenues and interest income is due to the decrease in the dollar amount of Contracts purchased during the three-month period ended December 31, 1997, as compared to the same period in the prior year. During the three-month period ended December 31, 1997, the Company purchased 576 Contracts from Dealers, compared to 546 in the three-month period ended December 31, 1996. The Company earned servicing fees of $280,374 for the three months ended December 31, 1997, as compared to $312,830 for the three-month period ended December 31, 1996.

Expenses. During the three-month period ended December 31, 1997, general and administrative expenses decreased $15,660 compared to the three months ended December 31, 1996 and represented 53.5% of total operating expenses. The decrease is due to a decrease in collection expenses as compared to the same period in the prior year.

Interest expense increased by $20,778 during the three-month period ended December 31, 1997 compared to the same period in the prior year and represented 5% of total expenses for the three-month period ended December 31, 1997. The increase is due to an increase in borrowings under the line of credit on the Company's credit facility with BankAmerica Business Credit, Inc. ("BankAmerica").

During the three-month period ended December 31, 1997, the provision for credit losses on Contracts purchased increased by $196,000 compared to the three months ended December 31, 1996 and represented 41% of total operating expenses. The increase in the provision reflects higher than expected losses on loans previously sold and serviced by the Company.

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

Net cash used in operating activities was $4.98 million during the three months ended December 31,1997 compared to $4.24 million during the three months ended December 31, 1996. Cash used for purchasing Contracts was $4.85 million during the three months ended December 31, 1997 as compared to $5.43 million in the three months ended December 31, 1996.

                              Asta Funding, Inc.
                 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The Company's cash requirements have been and will continue to be significant. Pursuant to the terms of a securitization agreement between Greenwich Capital Markets, Inc. and the Company, the Company is required to make a significant cash deposit into Spread Accounts, for the purpose of credit enhancement. The Spread Accounts are pledged to support the related Asset Backed Securities ("ABS"), and are invested in high quality liquid securities. Excess cash flows from securitized Contracts are deposited into the Spread Accounts until such time as the Spread Account balances reach a specific percent of the outstanding balance of the related ABS.

In January 1997, the Company entered into a two-year credit facility with BankAmerica (the "Credit Facility") under which the Company can borrow at an advance rate of 83% of eligible loans receivable and $20 million. At December 31, 1997, advances under the Credit Facility aggregated $4,150,000. The advances bear interest at the prime rate plus 1%.

The Company anticipates the funds available under its Credit Facility, funds made available by Asta Group, Incorporated, an affiliate of the Company, proceeds from the sale of Contracts, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, assuming that the Company continues to have a means by which to sell its Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

The Company does not anticipate any need for significant capital expenditures in connection with the expansion of its business for at least 12 months.

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, the Company's opportunities to increase revenues through, among other things, the purchase and sale of additional Contracts, and the anticipated need and availability of financing.

Forward-Looking Statements

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences are: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and which may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated, mainly the Northeast and Mid-Atlantic States; changes in interest rates; adverse changes in the market for securitized receivables pools or a substantial lengthening of the Company's warehousing each of which could restrict the Company's ability to obtain cash for Contract origination and purchases; increases in the amounts required to be set aside in spread accounts or to be expended for other forms of credit enhancement to support future securitizations; increased competition; a reduction in the number and amount of acceptable Contracts submitted to the Company by its dealers; changes in government regulations effecting consumer credit; and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form S-1. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                       Asta Funding, Inc. and Subsidiary
                         Form 10-QSB December 31, 1997


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

Item 5.  Other Information

         On February 3, 1998, the Company received notification from NASDAQ that the Company was not in compliance with the minimum $1.00 bid price requirement necessary for continued listing of the Company's shares of common stock on The Nasdaq Stock Market SmallCap Market. NASDAQ subsequently notified the Company that if it did not maintain a $1.00 minimum bid price for one day prior to February 23, 1998, NASDAQ would issue the Company a notice requiring it to be in full compliance with all listing requirements for a minimum of ten consecutive days in a ninety day period or the Company's common stock would be delisted. While the company would appeal such delisting, the outcome of such an appeal can not be determined. Should the Company be delisted, it would expect to be traded on the Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

         a. The following exhibits are filing as part of this quarterly on form 10-QSB.

              27.1    Financial Data Schedule

              b. The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                       Asta Funding, Inc. and Subsidiary
                         Form 10-QSB December 31, 1997


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASTA FUNDING, INC.
                                        (Registrant)


Date:  February 3, 1998             By: /s/ Gary Stern
                                        ----------------------------------
                                        Gary Stern, President, Chief
                                        Executive Officer
                                        (Principal Executive Officer)


Date: February 3, 1998              By: /s/ Mitchell Herman
                                        ----------------------------------
                                        Mitchell Herman, Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)