Form 10QSB
period 1998-03-31
ASTA FUNDING INC
filed 1998-05-11
CIK 1001258

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26906
                        -------

                              ASTA FUNDING, INC.
                              ------------------
       (Exact name of small business issuer as specified in its charter)

                      Delaware                                                             22-3388607
                      --------                                                             ----------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


       210 Sylvan Ave., Englewood Cliffs, New Jersey                                           07632
       ---------------------------------------------                                           -----
             (Address of principal executive offices)                                        (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes    No
   ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998 the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                       Asta Funding, Inc. and Subsidiary
                          Form 10-QSB March 31, 1998


                                     INDEX



Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of  March 31, 1998 (Unaudited)
                    and September 30, 1997

                  Consolidated Statements of Operations for the three- and
                    six-month periods ended March 31, 1998 and March 31, 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the six-month
                     periods ended March 31, 1998 and March 31, 1997 (Unaudited)

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

          Item 1.  Legal Proceedings

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiary

Consolidated Balance Sheets

                                                                          March 31,                               September 30,
                                                                            1998                                      1997
                                                                            ----                                      ----
                                                                          Unaudited
Assets
Cash                                                                    $     72,961                             $    503,715
Restricted cash and cash equivalents, net                                  2,299,219                                2,546,670
Loans receivable, net                                                      9,477,502                                3,247,542
Accrued interest receivable                                                  122,750                                   34,141
Servicing fees receivable                                                     58,069                                   70,626
Income taxes receivable                                                         --                                    418,101
Servicing assets                                                             362,807                                  897,352
Residual interest                                                            826,180                                  951,857
Due from trustee                                                             140,019                                  146,910
Furniture and equipment, net                                                 187,447                                  154,605
Repossessed automobiles, net                                                 349,298                                  226,248
Deferred taxes                                                               364,275                                     --
Other assets                                                                 213,618                                  171,777
                                                                        ------------                             ------------
          Total assets                                                  $ 14,474,145                             $  9,369,544
                                                                        ============                             ============


Liabilities and Stockholders' Equity
Liabilities
Bank overdraft                                                          $    110,415                             $       --
Accounts payable and accrued expenses                                        249,172                                  419,080
Advances under a line of credit                                            6,200,000                                     --
Deferred taxes                                                                  --                                    275,000
Due to affiliate                                                             219,860                                  188,360
                                                                        ------------                             ------------
          Total liabilities                                                6,779,447                                  882,440
                                                                        ------------                             ------------

Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                                                     39,450                                   39,450
Additional paid-in capital                                                 9,602,421                                9,602,421
Accumulated deficit                                                       (1,947,173)                              (1,236,466)
Unrealized gain on residual interest (net of
   income taxes of $55,000)                                                     --                                     81,699
                                                                        ------------                             ------------
          Total stockholders' equity                                       7,694,698                                8,487,104
                                                                        ------------                             ------------
Total liabilities and stockholders' equity                              $ 14,474,145                             $  9,369,544
                                                                        ============                             ============

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Operations
Unaudited

                                                           Three Months Ended                      Six Months Ended
                                                                 March 31,                             March 31,
                                                       ---------------------------          -----------------------------
                                                           1998             1997                1998              1997
                                                           ----             ----                ----              ----
Revenues:
Interest                                              $  700,159        $  822,689          $1,203,480         $1,353,125
Servicing fees                                            93,012            44,955             373,386            357,785
                                                      ----------        ----------          ----------         ----------
                                                         793,171           867,644           1,576,866          1,710,910
                                                      ----------        ----------          ----------         ----------
Expenses:
General and administrative                               830,006           832,031           1,440,156          1,457,841
Provision for credit losses                              660,000           345,746           1,130,000            619,746
Interest                                                 130,503            96,181             191,301            136,201
                                                      ----------        ----------          ----------         ----------
                                                       1,620,509         1,273,958           2,761,457          2,213,788
                                                      ----------        ----------          ----------         ----------
Income (Loss) before (benefit) for
     income taxes                                       (827,338)         (406,314)         (1,184,591)          (502,878)

Provision (Benefit) for income taxes                    (331,660)         (163,350)           (473,885)          (201,950)
                                                      ----------        ----------          ----------         ----------
Net income (loss)                                     $ (495,678)       $ (242,964)         $ (710,706)        $ (300,928)
                                                      ==========        ==========          ==========         ==========

Basic and diluted net income (loss) per share         $    (0.13)       $    (0.06)         $   (0.18)         $   (0.07)
                                                      ==========        ==========          ==========         ==========
Weighted average number of shares
      outstanding                                      3,945,000         3,960,000           3,945,000          3,960,000
                                                      ==========        ==========          ==========         ==========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Unaudited

                                                                               Six Months Ended
                                                                                  March 31,
                                                                   ----------------------------------------
                                                                         1998                      1997
                                                                         ----                      ----
Cash flows from operating activities:
  Net income (loss)                                                 $  (710,706)                $  (300,928)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                        34,792                      53,951
    Amortization of excess servicing                                    760,818                     988,416
    Provision for losses                                              1,130,000                     619,700
    Deferred income taxes                                              (639,275)                    115,000
    Expenses advanced by affiliate                                       31,500                      46,740
    Changes in operating assets and liabilities:
       Loans receivable                                              (6,658,726)                 (6,992,333)
       Accrued interest receivable                                      (88,429)                    (99,296)
       Servicing fees receivable                                         12,557                      16,276
       Repossessed automobiles                                         (138,027)                   (107,943)
       Other assets                                                     (41,842)                    102,526
       Due from trustee                                                   6,891                   1,932,095
       Restricted cash                                                 (202,549)                 (1,237,747)
       Accounts payable and accrued expenses                           (209,214)                 (1,665,927)
                                                                    -----------                 -----------
           Net cash used in operating activities                     (6,712,210)                 (6,529,470)

Cash flows from investing activities:
    Capital expenditures                                                (62,842)                    (57,640)
                                                                    -----------                 -----------
            Net cash used in investing activities                       (62,842)                    (57,640)

Cash flows from financing activities:
    Advances from (payments to) affiliate                                31,500                  (1,896,898)
    Increase in bank overdraft                                          110,415                      98,604
    Advances under a line of credit                                   6,200,000                   5,000,000
                                                                    -----------                 -----------
            Net cash provided by financing activities                 6,341,915                   3,201,706
                                                                    -----------                 -----------

(Decrease) in cash                                                     (433,137)                 (3,385,404)

Cash at the beginning of period                                         506,098                   3,401,674
                                                                    -----------                 -----------
Cash at end of period                                               $    72,961                 $    16,270
                                                                    ===========                 ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                   $   141,897                 $    84,876
         Income taxes                                               $      --                   $   900,000

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

The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three- and six-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended March 31, 1998 and 1997, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1998 and September 30, 1997, the results of operations for the three- and six-month periods ended March 31, 1998 and 1997 and the cash flows for the six-month periods ended March 31, 1998 and 1997 have been made. The results of operations for the three- and six-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997, and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-QSB.

Results of operations

The three-month period ended March 31, 1998, compared to the three-month period ended March 31, 1997
-------------------------------------------------------------------------

Revenues. During the three-month period ended March 31, 1998, revenues decreased $74,473 compared to the three-month period ended March 31, 1997. Interest income on Contracts decreased $122,530 compared to the three months ended March 31, 1997, and represented 88.3% of total revenues for the three-month period ended March 31, 1998. The decrease in interest income is due to the decrease in the volume and the dollar amount of Contracts purchased by the Company during the three-month period ended March 31, 1998. During the three-month period ended March 31, 1998, the Company purchased 356 Contracts from Dealers, compared to 368 in the three-month period ended March 31, 1997. Servicing fee income on Contracts sold increased $48,057 compared to the three months ended March 31, 1997, and represented 11.7% of total revenues for the three-month period ended March 31, 1998. The increase in servicing fee income is due to the increase in the dollar amount of Contracts serviced by the Company during the three-month period ended March 31, 1998.

Expenses. During the three-month period ended March 31, 1998, general and administrative expenses decreased $2,025 compared to the three months ended March 31, 1997 and represented 51.0% of total operating expenses.

Interest expense increased by $34,322 during the three-month period ended March 31, 1998 compared to the same period in the prior year and represented 8.0% of total expenses for the three-month period ended March 31, 1998. The increase is due to an increase in borrowings under the line of credit on the Company's credit facility with BankAmerica.

During the three-month period ended March 31, 1998, the provision for credit losses on Contracts purchased increased by $314,254 compared to the three months ended March 31, 1997 and represented 41.0% of total operating expenses. The increase in the provision reflects higher than expected losses on loans previously sold and serviced by the Company.

The six-month period ended March 31, 1998, compared to the six-month period ended March 31, 1997
---------------------------------------------------------------------------

Revenues. During the six-month period ended March 31, 1998, revenues decreased $134,044 compared to the six-month period ended March 31, 1997. Interest income on Contracts decreased $149,645 compared to the six months ended March 31, 1997, and represented 76.3% of total revenues for the six-month period ended March 31, 1998. The decrease in interest income is due to the decrease in the dollar amount of Contracts purchased during the six-month period ended March 31, 1998, as compared to the same period in the prior year. During the six-month period ended March 31, 1998, the Company purchased 932

                              Asta Funding, Inc.
    Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations


Contracts from Dealers, compared to 859 in the six-month period ended March 31, 1997. The Company earned servicing fees of $373,386 for the six months ended March 31, 1998, as compared to $357,785 for the six-month period ended March 31, 1997.

Expenses. During the six-month period ended March 31, 1998, general and administrative expenses decreased $17,685 compared to the six months ended March 31, 1997 and represented 52.2% of total operating expenses.

Interest expense increased by $55,100 during the six-month period ended March 31, 1998 compared to the same period in the prior year and represented 6.9% of total expenses for the six-month period ended March 31, 1998. The increase is due to an increase in borrowings under the line of credit on the Company's Credit Facility with BankAmerica.

During the six-month period ended March 31, 1998, the provision for credit losses on Contracts purchased increased by $510,254 compared to the six months ended March 31, 1997 and represented 40.9% of total operating expenses. The increase in the provision reflects higher than expected losses on loans previously sold and serviced by the Company.

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

Net cash used in operating activities was $6.71 million during the six months ended March 31,1998 compared to $6.53 million during the six months ended March 31, 1997. Cash used for purchasing Contracts was $7.79 million during the six months ended March 31, 1998 as compared to $8.83 million in the six months ended March 31, 1997.

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

In January 1997, the Company entered into a two-year credit facility with BankAmerica (the "Credit Facility") under which the Company can borrow at an advance rate of 83% of eligible loans receivable up to a maximum of $20 million. At March 31, 1998, advances under the Credit Facility aggregated $6,200,000. The advances bear interest at the prime rate plus 1%. At March 31, 1998, the Company was in technical default under a covenant contained in the Credit Facility. Currently, the Company is renegotiating this covenant.

The Company anticipates the funds available under the Credit Facility, funds made available by Asta Group, Incorporated, an affiliate of the Company, proceeds from the sale of Contracts, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, assuming that the Company continues to have a means by which to sell its Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

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

                       Asta Funding, Inc. and Subsidiary
                          Form 10-QSB March 31, 1998


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on March 13, 1998. At that meeting, the following persons were elected directors, all of whom were incumbents: Gary Stern, Mitchell Herman, Arthur Stern, Martin Fife, Herman Badillo, General Buster Glosson and Edward Celano. Also at the meeting, the shareholders voted to ratify the appointment of Richard A. Eisner & Company, LLP as the Company's independent public accountants for fiscal year 1998.

         Shares were voted for the election of directors as follows:
                                                                      Authority
Director                                For            Against        Withheld
--------                                ---            -------        --------
Gary Stern                          3,628,034           35,914             -
Mitchell Herman                     3,628,034           35,914             -
Arthur Stern                        3,628,034           35,914             -
Martin Fife                         3,628,034           35,914             -
Herman Badillo                      3,628,034           35,914             -
General Buster Glosson              3,628,034           35,914             -
Edward Celano                       3,628,034           35,914             -

         Shares were voted for the ratification of the appointment of Richard
A. Eisner & Company, LLP as follows:

         For                                3,629,948
         Against                               34,000
         Abstentions                                0
         Broker Non-Votes                           0

Item 5.  Other Information

         On May 6, 1998, NASDAQ notified the Company that the Company's common stock failed to maintain a closing bid price greater than or equal to $1.00. The Company has been provided a ninety day period from May 6, 1998 in which to regain compliance with the minimum bid price requirement for a minimum of ten consecutive trading days. If the Company is unable to comply with the minimum bid price requirement, the Company's securities will be subject to delisting effective with the close of business on August 6, 1998. While the Company would appeal such delisting, the outcome of such an appeal can not be determined. Should the Company be delisted, it would expect its common stock to be traded on the Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

         a. The following exhibits are filing as part of this quarterly on form 10-QSB.

              27.1    Financial Data Schedule

              b. The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                       Asta Funding, Inc. and Subsidiary
                          Form 10-QSB March 31, 1998


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASTA FUNDING, INC.
                                  (Registrant)


Date:  May 7, 1998            By: /s/ Gary Stern
                                  ----------------------------------------------
                                  Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: May 7, 1998             By: /s/ Mitchell Herman
                                 -----------------------------------------------
                                 Mitchell Herman, Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)