Form 10QSB
period 1998-06-30
ASTA FUNDING INC
filed 1998-08-14
CIK 1001258

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26906

                              ASTA FUNDING, INC.
       ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                            22-3388607
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


210 Sylvan Ave., Englewood Cliffs, New Jersey                        07632
---------------------------------------------                     ----------
      (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.      Yes    X     No
               ------      -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes         No
                                                   ------      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 1998 the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   X     No
                                                                -----      -----

                      Asta Funding, Inc. and Subsidiaries
                           Form 10-QSB June 30, 1998


                                     INDEX



Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and September 30, 1997

                  Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 1998 and June 30, 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the nine-month periods ended June 30, 1998 and June 30, 1997 (Unaudited)

                  Notes to consolidated financial statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


          Item 1.  Legal Proceedings

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets
                                                    June 30,     September 30,
                                                 ------------    -------------
                                                     1998            1997
                                                 ------------    ------------
                                                   Unaudited

Assets
Cash                                             $     68,898    $    503,715
Restricted cash and cash equivalents                1,624,104       2,546,670
Loans receivable, net                              15,320,868       3,247,542
Accounts acquired for liquidation                   1,182,999            --
Accrued interest receivable                           206,766          34,141
Servicing fees receivable                              33,393          70,626
Income taxes receivable                                  --           418,101
Servicing assets                                       64,893         897,352
Residual interest                                     627,283         951,857
Due from trustee                                       95,245         146,910
Furniture and equipment, net                          176,671         154,605
Repossessed automobiles, net                          663,184         226,248
Deferred taxes                                        539,897            --
Other assets                                          153,273         171,777
                                                 ------------    ------------
          Total assets                           $ 20,757,474    $  9,369,544
                                                 ============    ============



Liabilities and Stockholders' Equity
Liabilities
Bank overdraft                                   $    171,191    $       --
Advances under lines of credit                     11,755,130            --
Accounts payable and accrued expenses                 297,234         419,080
Deferred taxes                                           --           275,000
Due to affiliate                                    1,158,439         188,360
                                                 ------------    ------------
          Total liabilities                        13,381,994         882,440
                                                 ------------    ------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
                                     3,945,000         39,450          39,450
Additional paid-in capital                          9,602,421       9,602,421
Accumulated deficit                                (2,266,391)     (1,236,466)
Unrealized gain on residual interest (net of
   income taxes of $55,000)                              --            81,699
                                                 ------------    ------------
          Total stockholders' equity                7,375,480       8,487,104
                                                 ------------    ------------
Total liabilities and stockholders' equity       $ 20,757,474    $  9,369,544
                                                 ============    ============

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                      Three Months Ended           Nine Months Ended
                                                          June 30,                      June 30,
                                                --------------------------    --------------------------
                                                   1998           1997          1998            1997
                                                -----------    -----------    -----------    -----------
Revenues:
Interest                                        $ 1,894,787    $ 1,058,056    $ 3,098,267    $ 2,411,181
Servicing fees                                      (18,481)        45,122        354,905        402,907
Other income                                         31,644           --           31,644           --
                                                -----------    -----------    -----------    -----------
                                                  1,907,950      1,103,178      3,484,816      2,814,088
                                                -----------    -----------    -----------    -----------

Expenses:
General and administrative                          620,857        768,341      2,061,013      2,226,228
Provision for credit losses                       1,570,366        587,000      2,700,366      1,206,700
Interest                                            256,135        184,572        447,436        320,773
                                                -----------    -----------    -----------    -----------
                                                  2,447,358      1,539,913      5,208,815      3,753,701
                                                -----------    -----------    -----------    -----------
(Loss) before (benefit) for
     income taxes                                  (539,408)      (436,735)    (1,723,999)      (939,613)

(Benefit) for income taxes                         (220,190)      (173,460)      (694,075)      (375,410)

                                                -----------    -----------    -----------    -----------
Net (loss)                                      $  (319,218)   $  (263,275)   $(1,029,924)   $  (564,203)
                                                ===========    ===========    ===========    ===========


Basic and diluted net income (loss) per share   $     (0.08)   $     (0.07)   $     (0.26)   $     (0.14)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares
      outstanding                                 3,945,000      3,960,000      3,945,000      3,960,000
                                                ===========    ===========    ===========    ===========






See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                    Nine Months Ended
                                                                        June 30,
                                                               ----------------------------
                                                                    1998           1997
                                                               ------------    ------------
Cash flows from operating activities:
  Net (loss)                                                   $ (1,029,924)   $   (564,203)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                    55,192          80,327
    Amortization of excess servicing                                956,222       1,397,206
    Provision for losses                                          2,700,366       1,206,700
    Deferred income taxes                                          (814,897)        215,000
    Expenses advanced by affiliate                                   48,000          75,660
    Changes in operating assets and liabilities:
       Accrued interest receivable                                 (172,445)       (167,831)
       Servicing fees receivable                                     37,233          25,850
       Due from trustee                                               8,465       1,887,625
       Restricted cash                                              472,566      (1,413,345)
       Other assets                                                  30,623          24,339
       Accounts payable and accrued expenses                       (161,149)     (1,897,229)
                                                               ------------    ------------
           Net cash provided by operating activities              2,130,252         870,099

Cash flows from investing activities:
    Loans originated                                            (16,845,723)    (16,346,349)
    Loans repaid                                                  3,430,008       2,999,440
    Acquisitions of accounts acquired for liquidation            (3,316,510)           --
    Principal collected on accounts acquired for liquidation      2,133,511            --
    Capital expenditures                                            (72,066)        (92,243)
                                                               ------------    ------------
            Net cash used in investing activities               (14,670,780)    (13,439,152)

Cash flows from financing activities:
    Advances from (payments to) affiliate                           177,008      (1,525,695)
    Increase in bank overdraft                                      171,191         147,681
    Advances under lines of credit                               11,755,129      10,550,000
                                                               ------------    ------------
            Net cash provided by financing activities            12,103,328       9,171,986
                                                               ------------    ------------

(Decrease) in cash                                                 (437,200)     (3,397,067)

Cash at the beginning of period                                     506,098       3,401,674
                                                               ------------    ------------
Cash at end of period                                          $     68,898    $      4,607
                                                               ============    ============


Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                              $    327,304    $    233,360
         Income taxes                                          $       --      $    900,000


See accompanying notes to consolidated financial statements

                      Asta Funding, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1: Basis of  Presentation

Asta Funding, Inc. (the "Company") is a consumer finance company engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company was formed on July 7, 1994. The Company's fiscal year-end is September 30.

The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three- and nine-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended June 30, 1998 and 1997, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1998 and September 30, 1997, the results of operations for the three- and nine-month periods ended June 30, 1998 and 1997 and the cash flows for the nine-month periods ended June 30, 1998 and 1997 have been made. The results of operations for the three- and nine-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries, Asta Auto Receivables Company, E.R. Receivables Corp., L.L.C., RAC Acceptance Co., L.L.C., and Palisades Collections, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Loans Receivable

The Contracts which the Company purchases from Dealers provide for finance charges of between 14.99% and 29.9% per annum. Each Contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchases Contracts at a discount from the full amount financed under a Contract.

Note 4: Accounts acquired for liquidation

Accounts acquired for liquidation are stated at their net realizable value and consist of comsumer loans to individuals throughout the country.

Note 5: Interest Income

Interest income on loans is recognized using the interest method. Accrual of interest income on loans receivable is suspended when a loan is contractually delinquent more than 60 days. The Company recognizes interest income on accounts acquired for liquidation using the interest method.

Note 6:  Servicing Fees

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

In April 1998, the Company formed RAC Acceptance Co., L.L.C. ("RAC"), a wholly owned subsidiary of the Company, to purchase military consumer automobile Contracts. During the quarter ended June 30, 1998, RAC purchased approximately $674,992 in military Contracts. The financing of these Contracts was provided through a credit facility from Sterling Financial Services Company and in part by funds from Asta Group, Incorporated, an affiliate of the Company.

In May 1998, the Company formed E.R. Receivables Corp., L.L.C. ("ER"), a wholly owned subsidiary of the Company for the purpose of purchasing consumer receivables at a discount. During the quarter ended June 30, 1998, ER purchased a portfolio of approximately $6.0 million of performing and non-performing consumer receivables at a discount. It subsequently sold approximately $2.5 million out of the $6.0 million that was purchased at a premium to the original purchase price. The financing of this acquisition was provided by the seller of the receivables and Asta Group, Incorporated, an affiliate of the Company.

On May 20, 1998, the Company purchased 99.0% of the Class A and Class B bond certificates of the ASTA Grantor Trust 1996-1 at a discount from Greenwich Capital Markets, Inc. The net purchase price for the certificates was $5,544,344.95 including accrued interest. Such funds were made available to the Company under its credit facility with BankAmerica.

In June 1998, ER and Palisades Collection, L.L.C., a wholly owned subsidiary of the Company, entered into a distressed consumer receivables loan and security agreement pursuant to which ER will help finance the purchase of distressed consumer receivables and Palisades will act as sub-servicer for such receivables. To date, no distressed consumer receivables have been purchased under such agreement.

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

Results of operations

The three-month period ended June 30, 1998, compared to the three-month period ended June 30, 1997

Revenues. During the three-month period ended June 30, 1998, revenues increased $804,772 compared to the three-month period ended June 30, 1997. Interest income increased $836,731 compared to the three months ended June 30, 1997, and represented 99.3% of total revenues for the three-month period ended June 30, 1998. The increase in interest income is due to approximately $860,000 earned from consumer receivable accounts acquired for liquidation. ("Accounts") During the three-month period ended June 30, 1998, the Company purchased 285 Contracts from Dealers, compared to 877 in the three-month period ended June 30, 1997. The decrease in the number of Contracts purchased from Dealers resulted from the Company's recent refocusing of its strategic business objectives by its expansion into the distressed consumer receivables sector. Servicing fee income on Contracts sold decreased $63,603 compared to the three months ended June 30, 1997. The decrease in servicing fee income is due to the decrease in the dollar amount of Contracts serviced by the Company during the three-month period ended June 30, 1998.

                              Asta Funding, Inc.
 Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations


Expenses. During the three-month period ended June 30, 1998, general and administrative expenses decreased $147,484 compared to the three months ended June 30, 1997 and represented 25.4% of total operating expenses. The decrease in general and administrative expenses is due to a decrease in costs associated with purchasing Contracts.

Interest expense increased by $71,563 during the three-month period ended June 30, 1998, compared to the same period in the prior year and represented 10.5% of total expenses for the three-month period ended June 30, 1998. The increase is due to an increase in borrowings under the lines of credit with BankAmerica and Sterling Financial Services Company.

During the three-month period ended June 30, 1998, the provision for credit losses on Contracts purchased increased by $983,366 compared to the three months ended June 30, 1997 and represented 64.2% of total operating expenses. This increase reflects higher than expected losses on loans previously sold and serviced by the Company.

The nine-month period ended June 30, 1998, compared to the nine-month period ended June 30, 1997

Revenues. During the nine-month period ended June 30, 1998, revenues increased $670,728 compared to the nine-month period ended June 30, 1997. Interest income increased $687,086 compared to the nine months ended June 30, 1997, and represented 88.9% of total revenues for the nine-month period ended June 30, 1998. The increase in interest income is due to approximately $860,000 earned on the Accounts acquired for liquidation. During the nine-month period ended June 30, 1998, the Company purchased 1,217 Contracts from Dealers, compared to 1,736 in the nine-month period ended June 30, 1997. The decrease in the number of Contracts purchased from Dealers resulted primarily from the Company's recent refocusing of its strategic business objectives by its expansion into the distressed consumer receivables sector. The Company earned servicing fees of $354,905 for the nine months ended June 30, 1998, as compared to $402,907 for the nine-month period ended June 30, 1997. The decrease in servicing fee income is due to the decrease in the dollar amount of Contracts serviced by the Company during the nine month period ended June 30, 1998.

Expenses. During the nine-month period ended June 30, 1998, general and administrative expenses decreased $165,215 compared to the nine months ended June 30, 1997 and represented 39.6% of total operating expenses. The decrease in general and administrative expenses is due to a decrease in expenses associated with purchasing Contracts.

Interest expense increased by $126,663 during the nine-month period ended June 30, 1998 compared to the same period in the prior year and represented 8.6% of total expenses for the nine-month period ended June 30, 1998. The increase is due to an increase in borrowings under the Company's lines of credit with BankAmerica and Sterling Financial Services Company.

During the nine-month period ended June 30, 1998, the provision for credit losses on Contracts purchased increased by $1,493,666 compared to the nine months ended June 30, 1997 and represented 51.8% of total operating expenses. This increase reflects higher than expected losses on loans previously sold and serviced by the Company.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on Contracts and payments received on Accounts acquired for liquidation, proceeds on the sale of Contracts in excess of its recorded investment in the Contracts and base servicing fees it earns on Contracts it has sold. The Company's primary uses of cash include its purchases of Contracts and Accounts acquired for liquidation, ordinary operating expenses and the establishment and buildup of Spread Accounts. (Defined Below)

Net cash provided by operating activities was $1.7 million during the nine months ended June 30,1998 compared to $.9 million during the nine months ended June 30, 1997. Cash used for purchasing Contracts was $16.8 million during the nine months ended June 30, 1998 as compared to $16.3 million in the nine months ended June 30, 1997. Cash used for purchasing Accounts acquired for liqidation was $3.8 million during the nine months ended June 30, 1998.

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

In January 1998, the Company entered into a two-year credit facility with BankAmerica under which the Company can borrow at an advance rate of 83% of eligible loans receivable up to a maximum of $20 million. At June 30, 1998, advances under this facility aggregated $11,350,000. The advances bear interest at the prime rate plus 1%. At June 30, 1998, the Company was in technical default under certain covenants contained in the credit facility and the advance rate was decreased to 80% of eligible loans. Currently, the Company is renegotiating these covenants.

In April 1998, RAC entered into a demand credit facility with Sterling Financial Services Company under which RAC can borrow at an advance rate of 65% of eligible loans receivable up to a maximum of $1 million. At June 30, 1998, advances under this facility aggregated $405,129. The advances bear interest at the prime rate plus 4%.

The Company anticipates the funds available under its credit facilities, funds made available by Asta Group, Incorporated, an affiliate of the Company, proceeds from the sale of Contracts, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, assuming that the Company continues to have a means by which to sell its Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences are: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and which may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated, mainly the Northeast and Mid-Atlantic States; changes in interest rates; adverse changes in the market for securitized receivables pools or a substantial lengthening of the Company's warehousing each of which could restrict the Company's ability to obtain cash for Contract origination and purchases; increases in the amounts required to be set aside in spread accounts or to be expended for other forms of credit enhancement to support future securitizations; increased competition; a reduction in the number and amount of acceptable Contracts submitted to the Company by its dealers; changes in government regulations effecting consumer credit; and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form S-1. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                              Asta Funding, Inc.
                           Form 10-QSB June 30, 1998


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

Item 5.  Other Information

         On May 6, 1998, NASDAQ notified the Company that the Company's common stock failed to maintain a closing bid price greater than or equal to $1.00. The Company has been provided a ninety day period from May 6, 1998 in which to regain compliance with the minimum bid price requirement for a minimum of ten consecutive trading days. During this period, the Company's common stock did maintain the minimum bid price requirement and the Company has not received any further notifications from NASDAQ.

Item 6.  Exhibits and Reports on Form 8-K

         a. The following exhibits are filing as part of this quarterly on form 10-QSB.

         27.1 Financial Data Schedule

         b. Reports on Form 8-K

         1. May 20, 1998 - Item 2, regarding the purchase and sale of consumer receivables.

         2. May 29, 1998 - Item 2, regarding the purchase of the ASTA Grantor Trust 1996-1.

                              Asta Funding, Inc.
                           Form 10-QSB June 30, 1998


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASTA FUNDING, INC.
                                        (Registrant)


Date:  August 10, 1998              By: /s/  Gary Stern
                                        -----------------------
                                        Gary Stern, President, Chief Executive
                                        Officer
                                        (Principal Executive Officer)


Date:  August 10, 1998              By:  /s/  Mitchell Herman
                                         -----------------------------------
                                         Mitchell Herman, Chief Financial
                                         Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)









Exhibit Index

Exhibit No. 27.1    Financial Data Schedule