Form 10KSB
period 1998-09-30
ASTA FUNDING INC
filed 1998-12-23
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1998

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________________   to

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                Delaware                                                     22-3388607
--------------------------------------------------------------------------       ------------------------------------
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                       (I.R.S. EMPLOYER
                                                                                         IDENTIFICATION NO.)

                 210 Sylvan Avenue, Englewood Cliffs, NJ                                        07632
--------------------------------------------------------------------------       ------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The Registrant's revenues for the fiscal year ended September 30, 1998 were $4,495,015

As of December 15, 1998, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $1,756,550. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 15, 1998, the Registrant had 3,945,000 shares of Common Stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes    No   X
                                                                  ---     ---
    Documents Incorporated by Reference:

The information called for by Part III of this Form 10-KSB is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 27, 1999.

Part I

Item 1. Description of Business.

General

Asta Funding, Inc. (the "Company") is a consumer finance company specializing in the business of purchasing, liquidating, selling and servicing retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale primarily of used automobiles. Through its purchases, the Company provides indirect financing to borrowers with limited credit histories, lower than average incomes or past credit problems ("Sub-Prime Borrowers"). The Company serves as an alternative source of financing for Dealers as compared to more traditional sources of automobile financing such as banks, credit unions or finance companies affiliated with automobile manufacturers. Sub-Prime Borrowers typically pay a higher rate of interest than do prime credit borrowers utilizing traditional financing sources.

The Company is a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The Company was incorporated in New Jersey on July 7, 1994 and was reincorporated in Delaware on October 12, 1995 as a result of a merger with a Delaware corporation. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Asta Funding, Inc. This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Forward-Looking Statements"). Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such Forward-Looking Statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Risk Factors".

The Company typically purchases Contracts from new-car franchise Dealers who sell both new and used automobiles as well as independent used car Dealers. As of September 30, 1998, the Company has entered into its standard-form dealer agreement ("Dealer Agreement") with more than 750 Dealers, all of which are located in the States of New York, New Jersey, Connecticut, Delaware, Maryland, Pennsylvania, Virginia and Maine. Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. The Company enters into Dealer Agreements and solicits Contracts from Dealers primarily through the efforts of sales representatives and the Company's staff. The success of the Company's business is substantially dependent upon its ability to develop and maintain relationships with Dealers.

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

Expansion and Diversification

During 1998, the Company formed three new wholly owned subsidiaries. RAC Acceptance Co., L.L.C. (`RAC") was formed to purchase military consumer automobile Contracts. During 1998, RAC purchased approximately $675,000 in military Contracts. At September 30, 1998, RAC had ceased purchasing military Contracts and is currently in the process of liquidating all remaining receivables.

E. R. Receivables, Corp., L.L.C. ("ER") was formed to purchase non-conforming consumer loans in bulk from financial institutions. During 1998, ER purchased a portfolio of approximately $6.0 million of performing and non-performing consumer receivables at a discount. It subsequently sold approximately $2.5 million of the $6.0 million that was purchased. ER will continue to liquidate the remaining receivables and will pursue other non-conforming consumer receivable purchases in bulk. In addition, in June 1998, ER and Palisades Collection, L.L.C. ("Palisades") a wholly owned subsidiary of the Company, entered into a distressed consumer receivables loan and security agreement pursuant to which ER will help finance the purchase of distressed consumer receivables and Palisades will act as sub-servicer for such receivables. At September 30, 1998, ER had invested $93,638 in this venture. There can be no assurance that the Company will be able to expand or diversify its operations.

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

o   The possible expansion and obtainment of licenses in additional states;

o   To increase the purchase of non-conforming consumer loans in bulk;

o To increase its lending activities in the purchase of distressed consumer receivables

Purchase and Sale of Contracts

Dealer Contract Purchase Program

As of September 30, 1998, the Company was a party to Dealer Agreements with more than 750 Dealers, all of which are located in the states of New York, New Jersey, Connecticut, Delaware,

Maryland, Pennsylvania, Virginia and Maine. Approximately 70% of these Dealers are independent used car dealers and the remainder are franchised new car dealers selling both new and used automobiles. For the twelve months ended September 30, 1998, approximately 99% of the Contracts purchased by the Company consisted of financing for used cars and the remaining approximately 1% for new cars. Pursuant to the Dealer Agreement, dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. For the year ended September 30, 1998, approximately 21%, 21%, 14%, 13% and 12% of Contracts purchased by the Company were from borrowers who reside in the states of New Jersey, Connecticut, New York, Maryland and Pennsylvania, respectively.

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

Based upon the Company's underwriting criteria and its review of the information contained in a credit bureau report ordered by the Company, the application, the proposed transaction structure and a verification of the value of the automobile securing the Contract, the Company may either approve the application as submitted, approve the application upon modified terms or reject the application. The Company's credit analysts will document their decision and notify the Dealers by facsimile transmission and/or telephone. The Company does not purchase all of the Contracts approved for purchase because Dealers typically offer to sell Contracts to more than one finance source and applicants often decide not to purchase a vehicle from Dealers to whom they have submitted a credit application. The Company buys Contracts directly from Dealers and does not make loans directly to purchasers of automobiles.

The Company purchases Contracts from Dealers at a discount. In addition, the Company charges an acquisition fee for each Contract purchased. The Company believes that the level of discounts and fees are a significant factor in the Dealer's decision to submit a Contract to the Company for purchase.

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

The Company seeks to control loss exposure on Contracts by: (i) requiring that the applicant pay a substantial portion of the purchase price (usually 15% to 20%) for the vehicle with funds not borrowed from the Company or Dealer; (ii) verifying the credibility of the applicant and determining whether the applicant meets the Company's underwriting criteria, particularly whether the applicant has sufficient disposable income to meet such applicant's existing obligations and the obligations resulting from the proposed transaction; (iii) limiting the credit the Company is willing to extend based upon its assessment of the applicant's ability to meet payment obligations and the value of the underlying collateral; (iv) requiring physical damage insurance, under which the Company is a loss payee, to be maintained on all vehicles at all times by the obligor to protect the Company's financial interest; (v) purchasing insurance to cover the risk of the borrower's failure to maintain insurance and certain other risks; and (vi) acquiring a first priority security interest in the financed vehicle. There can be no assurances, however, that these methods will afford adequate protection against risk of loss exposure.

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

The Company has implemented specific procedures to control borrower misrepresentation at the point of origination. The Company requires each Dealer submitting a potential Contract to provide certain information to the Company, including a completed signed loan application which lists the applicant's income, credit and employment history as well as other personal information. The Company verifies the employment and certain other information provided by the borrower by contacting the related references noted on the borrower's application. The Company also evaluates the applicants credit history as provided by at least one independent credit bureau. The credit report typically contains information on matters such as historical payment experience, credit history with merchants and lenders, installment debt payments, defaults and bankruptcies, if any. The Company also may require verification of certain other information provided by the applicant or the Dealer prior to making its credit decision. This verification process in many instances requires submission of supporting documentation and is performed solely by Company personnel. The Company evaluates applicants by considering the relationship of the applicant's monthly income to monthly expenses, including expenses relating to the Contract and ownership of the financed vehicle. There can be no assurances, however, that these procedures will afford adequate protection against borrower misrepresentation.

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

Securitization of Contracts

In May 1996, the Company entered into an agreement with Greenwich Capital Markets, Inc. ("Greenwich Capital") that provides the Company with a committed forty-eight month securitization Contract program totaling $200 million. As of September 30, 1998, the Company had completed two securitizations aggregating approximately $44 million in Contracts pursuant to the agreement with Greenwich Capital.

For the years prior to September 30, 1998, the Company purchased Contracts with the intention of reselling them to institutional investors as asset backed securities ("ABS"). The structure of these securitizations with Greenwich Capital (and the general structure the Company intends to utilize with future securitizations) included the following steps. First, the Company sells a portfolio of Contracts to a wholly owned subsidiary which had been established for the limited purpose of buying and reselling the Company's Contracts. The wholly-owned subsidiary then sells the portfolio of Contracts to a grantor trust and the the grantor trust in turn issues interest-bearing ABS in an amount equal to the aggregate principal balance of the Contracts. Institutional investors purchase these ABS, the proceeds of which are used by the grantor trust to purchase the Contracts from the subsidiary. The wholly owned subsidiary uses the proceeds to purchase the Contracts from the Company. The Company also provides a credit enhancement for the benefit of the trust investors through the use of an initial cash deposits to a specified trust account ("Spread Account") and agrees to deposit certain residual interest cash flows which may be received in the future. Purchasers of the ABS received a particular coupon rate (the "Pass-Through Rate") established at the time of the sale.

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

In future periods, the Company may recognize additional revenue from the servicing fees if the actual performance of the Contracts is better than the original discounted estimate. If the actual performance of the Contracts is worse than the original discounted estimate, then a write-down would be required.

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

For the year ended September 30, 1998, the Company did not complete any sales of Contracts under its securitization agreement. Although, the Company still has its securitization facility available to sell Contracts, it is pursuing other alternatives for its Contracts such as whole loan sales, or additional financing to warehouse larger amounts of receivables. In the event funds obtained from a securitization or a whole loan sale are not sufficient to retire the corresponding debt, the securitization or whole loan sale may adversely affect liquidity. In addition, there can be no assurance that the Company will be able to obtain additional financing to warehouse larger amounts of receivables or that the failure to obtain additional financing will not have a material adverse affect on the Company's liquidity.

Terms of Servicing Agreement

The Company currently services all Contracts it has purchased, including those it has subsequently sold.

The Company currently has a servicing agreement with a trustee ( the "Servicing Agreement") relating to a securitization with Greenwich Capital pursuant to which the Company is obligated to service all Contracts sold to the trust in accordance with the Company's standard procedures. The Servicing Agreement provides that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreement also provides that the Company will take all actions necessary or reasonably requested by the investor to maintain perfection and priority of the investors' or the trust's security interest in the financed vehicles.

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

The Company is entitled under the Servicing Agreement to receive a base monthly servicing fee of 3.0% per annum computed as a percentage of the declining outstanding principal balance of each Contract in the portfolio that is not in default as of the beginning of the month. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the investors receive the paid principal reduction of the Contracts in their portfolio and interest at the Pass-Through Rate. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-off, the shortfall is satisfied from the cash securitization reserve established in connection with the sale of the portfolio. (If the cash securitization reserve is not sufficient to satisfy a shortfall, then the trust may suffer a loss to the extent that the shortfall exceeds the cash securitization reserve.)

If collections on the Contracts exceeds such amounts, the excess is utilized, first, to build up or replenish the cash securitization reserve to the extent required and the balance, if any, constitutes residual interest cash flows, which are distributed to the Company. If, in any month, the cash securitization reserve balances are in excess of that required under the Servicing Agreement, the Company is entitled to receive such excess.

Pursuant to the Servicing Agreement, the Company is required to charge-off the balance of any Contracts when the Contract becomes 120 days delinquent or, in the case of repossessions, the month that the proceeds from liquidation of the financed vehicle are received by the Company. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance on the Contract and the repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay the investors the entire principal balance of any Contracts charged-off during the month, the securitization reserve established in connection with the sale of the Contracts is reduced by the unpaid principal amount of such Contracts. Such amount would then have to be restored to the cash securitization reserve from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to residual interest cash flows. In addition, the Company would not be entitled to receive any further base monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts, the ABS investors bear the risk of all charge-offs on the Contracts in excess of the cash securitization reserve. However, the Company would experience a reduction of residual interest cash flows in the event of greater than anticipated charge-offs or prepayments on Contracts sold and serviced by the Company which could result in losses on the residual interest and investments in Spread Accounts.

The Servicing Agreement is terminable by the ABS investors in the event of certain defaults by the Company and under certain other circumstances.

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

The Company issues to each borrower a monthly invoice approximately two weeks before the due date of a payment. If a payment is not received on or before its due date, the Company typically contacts the borrower by telephone within five days after the due date. The Company's personnel attempt to stay in regular contact with the borrower until the delinquency is cured. If the borrower does not cure the delinquency within four to six weeks after the due date, the Company typically causes its licensed repossession agents to repossess the vehicle immediately. All such agents used by the Company are licensed and bonded against claims relating to improper repossessions.

When a vehicle is repossessed, the Company gives the borrower written notice in accordance with applicable laws and the opportunity to redeem the repossessed vehicle upon payment to the Company of all past due obligations on the Contract, including the costs of repossession. If the borrower does not redeem the vehicle, the Company usually sells the vehicle at a public sale.

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

The tables below document the delinquency, repossession and net credit loss experience of all Contracts originated and/or sold by the Company as of September 30, 1997 and 1998. All amounts and percentages are based on the principal amount to be paid on each Contract. The information in the tables represent all Contracts purchased by the Company including Contracts subsequently sold by the Company which it continues to service. Management periodically evaluates the portfolio primarily by analyzing the trends in past due loans and repossessed vehicles and the portfolios historical performance.

                           Delinquency Experience (1)

                                              September 30, 1998                September 30, 1997
                                              ------------------                ------------------
                                            Number                            Number
                                           Of Loans         Amount           Of Loans           Amount
                                           --------         ------           --------           ------
Gross Servicing Portfolio                    3671         $26,363,424          3936           $32,946,674

Period of delinquency (2)
    31-60 days                                273           2,047,328           175             1,696,722
    61-90 days                                 76             494,481            48               478,540
    91- +  days                                38             256,233            36               400,084
                                               --          ----------            --            ----------

Total delinquencies                           387           2,798,042           259             2,575,346

Amount in repossession (3)                    111           1,029,398           107             1,015,380

Total delinquencies and                       498           3,827,440           366             3,590,726
amount in repossession

Delinquencies as a percent
Of Gross Servicing Portfolio                10.54%              10.61%         6.58%                 7.82%

Total delinquencies and amount in
Repossession as a percent of
Gross Servicing Portfolio                   13.57%              14.52%         9.30%                10.90%


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

                          Net Charge-Off Experience (1)

                                         Year Ended              Year Ended
                                      September 30, 1998      September 30, 1997
                                      ------------------      ------------------

Average Servicing Portfolio
Outstanding                             $29,655,049                $30,129,928

Net charge-offs as a percent of
Average Servicing Portfolio                   15.61%                     10.69%

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

On May 20, 1998, the Company purchased 99.0% of the Class A and Class B bond certificates of the ASTA Grantor Trust 1996-1 at a discount from Greenwich Capital Markets, Inc. The net purchase price for the certificates was $5,544,345 including accrued interest. Such funds were made available to the Company under its Credit Facility with Bank America and Asta Group, Incorporated, an affiliate of the Company.

There can be no assurance that the Company will make any additional bulk purchases of Contracts or, that, if opportunities to make a purchase arise, the terms of such a purchase would be acceptable to the Company or that the Company will have sufficient capital to make the purchase. Moreover, there can be no assurance that a purchase or purchases of portfolios of Contracts in bulk will not result in losses to the Company.

Marketing

The Company establishes relationships with Dealers through Company representatives that contact prospective Dealers. Each representative presents the Dealer with a marketing package, which includes the current program offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement and examples of required documentation relating to Contracts. The Company's acceptance of a Dealer is subject to its analysis of, among other things, the Dealer's operating history and financial condition. After initial contact, the Company's representatives frequently communicate with Dealers to obtain feedback on the program and address any problems or additional requirements that Dealers may have in connection with the program. As of September 30, 1998, the Company had 5 representatives, 2 of whom are employees and 3 of whom are independent sales representatives.

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

There can be no assurances that the Company will be able to compete successfully against current or future competitors or that competition will not have material adverse effect on the Company's business, financial condition or results of operations.

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

Risk Factors

Dependence on Credit Facilities

In January 1998, the Company renewed its credit facility with BankAmerica ( the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $20 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. As of November 30, 1998, BankAmerica's reference rate was 8.00%. Under the Credit Facility, the Company may borrow up to 83% (the "advance rate") of its net eligible installment loan receivables (depending upon the trade-in value of the automobiles securing the receivables), but in no event more than $20 million. The advance rates are subject to decreases based on certain loan performance criteria established by BankAmerica. At September 30, 1998 the Company's advance rate was 78% of net eligible installment loan receivables. The Company's ability to continue to borrow under the Credit Facility will be dependent upon its compliance with the terms thereof, including compliance with certain financial covenants such as the maintenance of a minimum ratio of earnings before interest and taxes to interest expense, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. In addition, events of default under the Credit Facility will occur if, among other things, if the existing stockholders of the Company no longer own at least 51% of the outstanding Common Stock, or if there occurs a material adverse change in the Company's financial condition. Pursuant to the Credit Facility, BankAmerica's consent will be required for the Company to make bulk purchases or sales of Contracts.

All of the Company's obligations under the Credit Facility are secured by a first priority security interest in the Company's installment loan receivables and a pledge by the Company's principal stockholders of 2,252,000 shares of the Company's common stock. In April 1998, RAC entered into a demand credit facility with Sterling Financial Services Company under which RAC can borrow at an advance rate of 65% of eligible loans up to a maximum of $1 million. At September 30, 1998, advances under this facility aggregated $449,235. The advances bear interest at the prime rate plus 4%.

Default and Prepayment Risks

The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of Contracts purchased and held by the Company prior to their sale in a securitization transaction or a whole loan sale as well as the subsequent performance of receivables sold to securitization trusts. A portion of the loans purchased by the Company may default or prepay during the period prior to their sale or if they remain owned by the Company. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for losses on loans held by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. In addition, under the terms of the Credit Facility the Company is not able to borrow against defaulted loans and loans greater than 60 days delinquent held by the Company.

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

The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of the residual interest on its balance sheet. Future cash flows from securitization trusts may also be less than expected and the Company's results of operations and liquidity would be adversely affected, possibly to a material degree. In addition, an increase in prepayments and defaults would reduce the size of the Company's servicing portfolio, which would reduce the Company's servicing fee income, further adversely affecting results of operations and cash flows. A write-down of the residual interest and the corresponding decreases in earnings and cash flow could affect the Company's liquidity position and future securitizations. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of receivables that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised upon future events.

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

Management Information Systems/Year 2000

Management believes that a high degree of automation is necessary to enable the Company to grow and successfully compete with other financing entities. Accordingly, during the year ended September 30, 1998, the Company upgraded its computer hardware to support the Company's origination, accounting and collection processes. In addition, the Company has enhanced its application processing and credit approval software that has increased the efficiency of processing applications.

Due to its desire to increase productivity through automation, the Company intends to periodically review its systems for possible upgrades and enhancements.

The Company believes that the capacity of its existing data processing and management information systems is sufficient to allow the Company to expand its business without significant additional capital expenditures.

The Company recognizes the need to ensure that its operations and systems (including information technology (IT) and non-IT systems) will not be adversely impacted by year 2000 hardware and software issues. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable years. Any of the Company's programs that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Year 2000 problem affects the Company's installed computer systems, network elements, software applications and other business systems that have time sensitive programs.

The Company is currently conducting a review of its IT and non-IT systems to identify those systems which could be affected by the Year 2000 problem. The Company is using both internal and external sources to identify, correct and test its systems for Year 2000 compliance. The Company's assessment review is expected to be completed by January 31, 1999. Modifications to the Company's systems as a result of the findings of such assessment are expected to be completed and tested by April 30, 1999. The Company has contacted its Dealers to verify that the systems the Dealers use are or will be Year 2000 compliant. If the Company's Dealers or others with whom the Company does business experience problems relating to the Year 2000 issue, the Company's business, financial condition or results of operations could be materially adversely affected.

The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems is approximately $25,000. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with Year 2000 compliance issues will be material to the Company's consolidated financial position or results of operations.

In the event that efforts of the Company's Year 2000 project do not address all potential systems problems, the Company is currently developing business interruption contingency plans. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

The Company believes that its Year 2000 project will allow it to be Year 2000 complaint in a timely manner. There can be no assurances, however, that the Company's information technology systems or those of a third party on which the Company relies will be Year 2000 compliant by year 2000 or that the Company's contingency plans will mitigate the effects of any noncompliance. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company's business, operations or financial condition. The foregoing discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. There can be no guarantee that the Company's Year 2000 goals or expense estimates will be achieved, and actual results could differ.

Employees

As of September 30, 1998, the Company had 31 full-time employees. The Company is not a party to any collective bargaining agreement.

Item 2. Property.

The Company's executive and administrative offices are located in Englewood Cliffs, New Jersey, where the Company subleases approximately 8,300 square feet of general office space for $8,677 per month from Asta Group, Incorporated, an affiliate of the Company. The sublease expires on July 31, 2000. The Company believes that the sublease is on terms that are as favorable to the Company as those terms, which could be obtained from an unaffiliated lessor of the same premises.

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

Item 4. Submission of Matters to a Vote of Security-Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Commencing November 13, 1995 the Company's common stock par value $.01 per share ("Common Stock") has been quoted on the NASDAQ Small Cap Market under the symbol "ASFI." On December 13, 1997 there were approximately 13 holders of record of the Common Stock. High and low bid prices of the Common Stock since October 1, 1996 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):


                                             High             Low
                                             ----             ---
October 1, 1996 to December 31, 1996         6.25             3.75
January 1, 1997 to March 31, 1997            5.00             2.00
April 1, 1997 to June 30, 1997               3.13             1.31
July 1, 1997 to September 30, 1997           3.38             0.75

October 1, 1997 to December 31, 1997         1.18             0.56
January 1, 1998 to March 31, 1998            0.50             0.97
April 1, 1998 to June 30, 1998               0.72             1.13
July 1, 1998 to September 30, 1998           1.02             0.50


On October 6, 1998, the Company received notification from NASDAQ that the Company was not in compliance with the minimum $1.00 bid price requirement necessary for continued listing of the Company's shares of common stock on The NASDAQ Stock Market SmallCap Market. NASDAQ notified the Company that the Company's common stock must maintain a minimum bid price of $1.00 for ten consecutive trading days prior to January 6, 1999 to be in full compliance or the Company's common stock would be delisted. While the Company would appeal such delisting, the outcome of such an appeal can not be determined. Should the Company be delisted, it would expect to be traded on the Bulletin Board.

The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future. Under the Credit Facility the Company is prohibited from paying dividends on its Common Stock without the consent of BankAmerica.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended September 30, 1998 Compared to the Year Ended September 30, 1997

Revenues. During the year ended September 30, 1998, revenues decreased $1.18 million compared to the year ended September 30, 1997. Interest income increased $1.99 million compared to the year ended September 30, 1997, and represented 98.9% of total revenues for the year ended September 30, 1998. The increase in interest income is due to the interest income earned on the Accounts Acquired for Liquidation and an increase in dollar amount of Contracts outstanding during the year ended September 30, 1998, as compared to the same period in the prior year. During the year ended September 30, 1998, the Company purchased approximately $18 million in Contracts from Dealers, compared to $23 million in the year ended September 30, 1997. The decrease in the number of Contracts purchased from Dealers resulted from the Company's recent refocusing of its strategic business objectives by its expansion into the distressed consumer receivables sector. Servicing fee income on Contracts sold decreased $633,000 compared to the year ended September 30, 1997. The decrease in servicing fee income is due to the decrease in the dollar amount of Contracts serviced by the Company during the year ended September 30, 1998 and worse than expected performance on the Contracts serviced.

Expenses. During the year ended September 30, 1998, general and administrative expenses decreased $352,000 compared to the year ended September 30, 1997 and represented 37.7% of total expenses. The decrease in general and administrative expenses is due to a decrease in expenses associated with purchasing Contracts.

Interest expense increased by $333,000 during the year ended September 30, 1998, compared to the same period in the prior year and represented 8.9% of total expenses. The increase is due to an increase in borrowings under the Company's lines of credit with BankAmerica and Sterling Financial Services Company and interest accrued and/or paid on loans from an affiliate.

During the year ended September 30, 1998, the provision for credit losses increased by $2.19 million compared to the year ended September 30, 1997. The increase reflects higher than expected losses on loans previously sold and serviced by the Company.

Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996

Revenues. During the year ended September 30, 1997, revenues decreased $1.23 million compared to the year ended September 30, 1996. Interest income on Contracts decreased $915,342 representing 43.3% of total revenues for the year ended September 30, 1997. The decrease in revenues and interest income is due to the decrease in the volume of Contracts purchased during the year ended September 30, 1997, as compared to the same period in the prior year. During the year ended September 30, 1997 the Company purchased $23 million in Contracts from Dealers, compared to $28 million in the year ended September 30, 1996.

Expenses. During the year ended September 30, 1997, general and administrative expenses increased $1.68 from the prior year and represented 56.1% of total operating expenses. The increase is due to the addition of employees and increased overhead expenses necessary to accommodate the Company's purchasing and servicing Contracts.

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

During the year ended September 30, 1997 provision for losses on Contracts purchased increased by $1.6 million over the prior year and represented 37.2% of total operating expenses. The increase in the provision reflects higher than expected losses on loans previously sold and serviced by the Company.

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

Net cash provided by operating activities was $1.3 million during the year ended September 30, 1998 compared to net cash used of $1.1 million during the year ended September 30, 1997. Cash used for purchasing Contacts was $18.0 million during the year ended September 30, 1998 as compared to $22.0 million in the year ended September 30, 1997.

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

Item 7. Financial Statements.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

Index to Audited Financial Statements:                                    Page
                                                                          ----
Independent Auditors' Report                                               F-1

Consolidated Balance Sheets - September 30, 1998 and 1997                  F-2

Consolidated Statements of Operations - Years ended
September 30, 1998 and 1997                                                F-3

Consolidated Statements of Shareholders' Equity - Years ended
September 30, 1998 and 1997                                                F-4

Consolidated Statements of Cash Flows - Years ended
September 30, 1998 and 1997                                                F-5

Notes to Consolidated Financial Statements                                 F-6

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1999 is incorporated by reference in response to this Item 9.

Item 10. Executive Compensation.

Information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1999 is incorporated by reference in response to this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1999 is incorporated herein by reference in response to this Item 11.


Item 12. Certain Relationships and Related Transactions

Information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 1999 is incorporated by reference in response to this Item 12.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit
Number
-------
 3.1    Certificate of Incorporation. (1)

 3.2    By laws.

 10.1   Consulting Agreement, by and between the Company and Arthur Stern. (2)

 10.2 Employment Agreement, dated October 1, 1998, by and between the Company and Gary Stern.

 10.3 Employment Agreement, dated October 1, 1998, by and between the Company and Mitchell Herman.

 10.4   Credit Facility with BankAmerica. (3)

 21.    Subsidiaries of the Company.

 27.    Financial Data Schedule.

1. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

2. Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

3. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

(b) Reports on Form 8-K

The Registrant did not file any Current Reports on form 8-K during the quarter ended September 30, 1998.

SIGNATURES
----------

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASTA FUNDING, INC.


Dated:  December 21, 1998                 By: /s/ Gary Stern
                                              --------------
                                              Gary Stern
                                              President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                       Title                             Date
---------                                       -----                             ----
/s/ Gary Stern                         President and Director                December 21, 1998
---------------------------
Gary Stern

/s/ Mitchell Herman                    Chief Financial Officer, Secretary,   December 21, 1998
---------------------------            Chief Accounting Officer and
Mitchell Herman                        Director

/s/ Arthur Stern                       Director                              December 21, 1998
---------------------------
Arthur Stern

/s/ Martin Fife                        Director                              December 21, 1998
---------------------------
Martin Fife

/s/ Herman Badillo                     Director                              December 21, 1998
---------------------------
Herman Badillo

/s/ General Buster Glosson             Director                              December 21, 1998
---------------------------
General Buster Glosson

/s/ Edward Celano                      Director                              December 21, 1998
---------------------------
Edward Celano

                               ASTA FUNDING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 and 1997

ASTA FUNDING, INC.


Contents

                                                                            Page
                                                                            ----
Consolidated Financial Statements

   Independent auditors' report                                              F-2

   Balance sheets as of September 30, 1998 and 1997                          F-3

   Statements of operations for the years ended
      September 30, 1998 and 1997                                            F-4

   Statements of changes in stockholders' equity for the
      years ended September 30, 1998 and 1997                                F-5

   Statements of cash flows for the years ended
      September 30, 1998 and 1997                                            F-6

   Notes to financial statements                                             F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey


We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Asta Funding, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP


Florham Park, New Jersey
October 29, 1998

ASTA FUNDING, INC.

Consolidated Balance Sheets

                                                                                                      September 30,
                                                                                               ---------------------------
                                                                                                 1998               1997
                                                                                               --------           --------
ASSETS
   Cash                                                                                      $   163,123        $  503,715
   Restricted cash and cash equivalents (net of estimated future losses of
      $1,065,568 in 1998 and $703,072 in 1997)(Note D)                                            62,210         2,546,670
   Loans receivable, (less allowance for credit losses of $1,209,436 in 1998
      and $397,926 in 1997) (Note B)                                                          15,903,553         3,247,542
   Servicing assets (Notes A[11] and E)                                                           36,403           897,352
   Residual interest (Notes A[12] and E)                                                          13,970           951,857
   Furniture and equipment (net of accumulated depreciation of $155,630
      in 1998 and $84,130 in 1997) (Notes A[5] and C)                                            150,015           154,605
   Repossessed automobiles (net of allowance for losses of $200,000 in
      1998 and $96,062 in 1997)                                                                  365,787           226,248
   Deferred income taxes (Note G)                                                                366,300
   Income taxes receivable                                                                       527,463           418,101
   Other assets                                                                                  540,528           423,454
                                                                                             -----------        ----------
                                                                                             $18,129,352        $9,369,544
                                                                                             ===========        ==========
LIABILITIES
   Advances under lines of credit                                                            $11,449,735
   Accounts payable and accrued expenses                                                         385,399        $  419,080
   Deferred income taxes (Note G)                                                                                  275,000
   Due to affiliate                                                                              916,487           188,360
                                                                                             -----------        ----------
        Total liabilities                                                                     12,751,621           882,440
                                                                                             -----------        ----------
   Commitments (Notes I and J)

   STOCKHOLDERS' EQUITY (Note J)
   Common stock, $.01 par value, authorized 10,000,000 shares, issued
      and outstanding 3,945,000 shares                                                            39,450            39,450
   Additional paid-in capital                                                                  9,602,421         9,602,421
   Accumulated deficit                                                                        (4,264,140)       (1,236,466)
   Unrealized gain on residual interest (net of income taxes of $55,000 in 1997)                                    81,699
                                                                                             -----------        ----------
        Total stockholders' equity                                                             5,377,731         8,487,104
                                                                                             -----------        ----------
                                                                                             $18,129,352        $9,369,544
                                                                                             ===========        ==========

See notes to financial statements                                            F-3

ASTA FUNDING, INC.

Consolidated Statements of Operations

                                                                                                       Year Ended
                                                                                                      September 30,
                                                                                               ---------------------------
                                                                                                 1998               1997
                                                                                               --------           --------
Interest income                                                                               $ 4,445,308        $2,457,515

Gain on sale of loans (Note L)                                                                                    2,533,994

Servicing fee income                                                                               49,707           682,692
                                                                                              -----------        ----------
                                                                                                4,495,015         5,674,201
                                                                                              -----------        ----------
General and administrative expenses (Note I)                                                    3,235,733         3,588,189

Provision for credit losses                                                                     4,567,066         2,381,700

Interest expense (Note H)                                                                         763,990           430,726
                                                                                              -----------        ----------
                                                                                                8,566,789         6,400,615
                                                                                              -----------        ----------
Loss before benefit for income taxes                                                           (4,071,774)         (726,414)

Benefit for income taxes (Note G)                                                              (1,044,100)         (370,100)
                                                                                              -----------        ----------
Net loss                                                                                      $(3,027,674)       $ (356,314)
                                                                                              ===========        ==========
Basic and diluted net loss per share                                                             $(.77)             $(.09)
                                                                                                 =====              =====

Weighted average number of shares outstanding                                                   3,945,000         3,952,315
                                                                                              ===========        ==========

See notes to financial statements                                            F-4

ASTA FUNDING, INC.

Consolidated Statements of Changes in Stockholders' Equity

                                                                             Additional                     Unrealized
                                                         Common Stock          Paid-in      Accumulated       Gain on
                                                     Shares      Amount        Capital        Deficit        Interest       Total
                                                   ---------    --------     -----------    -----------     ---------    ----------
Balance, September 30, 1996                        4,460,000    $ 44,600     $ 9,597,271    $  (880,152)                 $8,761,719



Cancellation of escrow shares (Note J[1])           (500,000)     (5,000)          5,000


Cancellation of shares (Note J[4])                   (15,000)       (150)            150


Change in unrealized gain on residual interest,
   net of income tax effect                                                                                 $  81,699        81,699

Net loss                                                                                       (356,314)                   (356,314)
                                                   ---------    --------     -----------    -----------     ---------    ----------

Balance, September 30, 1997                        3,945,000      39,450       9,602,421     (1,236,466)       81,699     8,487,104


Change in unrealized gain on residual interest,
     net of income tax effect                                                                                 (81,699)      (81,699)

Net loss                                                                                     (3,027,674)                 (3,027,674)
                                                   ---------    --------     -----------    -----------     ---------    ----------

Balance, September 30, 1998                        3,945,000    $ 39,450     $ 9,602,421    $(4,264,140)    $       0    $5,377,731
                                                   =========    ========     ===========    ===========     =========    ==========

See notes to financial statements                                            F-5

ASTA FUNDING, INC.

Consolidated Statements of Cash Flows

                                                                                                 Year Ended September 30,
                                                                                               ---------------------------
                                                                                                 1998               1997
                                                                                               --------           --------
Cash flows from operating activities:
   Net loss                                                                                  $(3,027,674)      $  (356,314)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                            636,059         1,801,690
        Provisions for losses                                                                  4,567,066         2,381,700
        Deferred income taxes                                                                   (586,300)          585,000
        Expenses advanced by parent                                                               73,500           104,580
        Writedown of residual interest                                                           250,000           144,573
      Changes in:
        Restricted cash and cash equivalents                                                     (81,255)       (3,818,948)
        Loans receivable                                                                                        (1,415,605)
        Repossessed automobiles                                                                 (243,477)         (256,504)
        Income taxes receivable                                                                 (109,362)         (418,101)
        Other assets                                                                            (117,074)        2,011,787
        Income taxes payable                                                                                    (1,705,000)
        Accounts payable and accrued expenses                                                    (33,681)         (173,276)
                                                                                             -----------       -----------
           Net cash provided by (used in) operating activities                                 1,327,802        (1,114,418)
                                                                                             -----------       -----------
Cash flows from investing activities:
   Loans purchased                                                                           (16,562,003)
   Loan principal payments                                                                     7,153,860
   Purchase of securitization certificates                                                    (4,600,000)
   Principal payments received on residual interest                                              551,188           225,254
   Capital expenditures                                                                          (71,527)         (118,567)
                                                                                             -----------       -----------
           Net cash (used in) provided by investing activities                               (13,528,482)          106,687
                                                                                             -----------       -----------
Cash flows from financing activities:
   Advances from (repayment to) affiliate                                                        410,353        (1,835,924)
   Advances under lines of credit                                                             11,449,735
   Payment on bank overdraft                                                                                       (54,304)
                                                                                             -----------       -----------
           Net cash provided by (used in) financing activities                                11,860,088        (1,890,228)
                                                                                             -----------       -----------
Net decrease in cash                                                                            (340,592)       (2,897,959)

Cash at beginning of year                                                                        503,715         3,401,674
                                                                                             -----------       -----------
Cash at end of year                                                                          $   163,123       $   503,715
                                                                                             ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                               $   674,004       $   555,083
      Income taxes                                                                                 1,365       $ 1,167,576

See notes to financial statements                                            F-6

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]    The Company:

       Asta Funding, Inc. (the "Company") is primarily engaged in the business of purchasing and servicing retail installment sales contracts originated by automobile dealers financing the purchase primarily of used automobiles by sub-prime borrowers. The loans are generally purchased from automobile dealers in the northeastern and mid-atlantic states. Additionally, through wholly-owned subsidiaries, the Company purchases and liquidates portfolios of nonconforming consumer loans.

       Effective October 1, 1997, the Company changed its policy of purchasing and selling loans to purchasing and liquidating the loans.

[2]    Principles of consolidation:

       The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries, Asta Auto Receivables Company, which is a limited purpose corporation formed to accommodate the structures under which the Company sells its contracts, E.R. Receivables, Corp. L.L.C., which is engaged in the business of purchasing and liquidating nonconforming consumer receivables, RAC Acceptance Co., L.L.C., which purchased and is liquidating automobile installment contracts of military personnel and Palisades Collections, L.L.C. which was formed to provide collection services for E. R. Receivables Corp., L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

[3]    Cash and cash equivalents:

       The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

       The Company maintains cash balances in various financial institutions. Management periodically evaluates the creditworthiness of such institutions.

[4]    Income recognition:

       Interest income from sub-prime automobile loans is recognized using the interest method. Accrual of interest income on loans receivable is suspended when a loan is contractually delinquent more than 60 days. The accrual is resumed when the loan becomes contractually current, and past due interest income is recognized at that time. In addition, a detailed review of loans will cause earlier suspension if collection is doubtful.

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

       Effective January 1, 1997, as required by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), upon the sale of loans, the Company allocates the cost, based upon the relative fair values, to the loan, the servicing asset and residual interest, if any. The impact of the adoption of SFAS 125 on net income in 1997 was immaterial.

       The Company recognizes income on nonconforming loan portfolios, which are acquired for liquidation, using the interest method. Upon acquisition of a portfolio of loans, the Company's management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]    Furniture and equipment:

       Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

[6]    Credit losses:

       Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review of loans receivable. Loans receivable are charged off when management deems them to be uncollectible.

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

       After foreclosure, valuations are periodically performed by management and the automobiles are carried at the lower of loan balance or estimated fair value.

[9]    Income taxes:

       Deferred federal and state taxes arise from net operating losses and temporary differences resulting primarily from the provision for credit losses and funds deposited in spread accounts for loans sold (Note D) being reported for financial accounting and tax purposes in different periods.

[10]   Net loss per share:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which is effective for periods ended after December 15, 1997 and requires that, upon adoption, all prior periods be restated.

       Basic and diluted per share data has been computed on the basis of the loss for the period divided by the weighted average shares outstanding during the period. All potentially dilutive securities have been excluded from the calculation since they would be anti-dilutive.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997


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

[12]   Residual interest:

       In accordance with SFAS 125, effective January 1, 1997, the Company, upon sale of loans, recognizes a residual interest. The residual interest represents the estimated discounted cash flow of the differential of the total interest to be earned on the loans sold and the sum of the interest to be paid to the investors and the contractual servicing fee.

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

[14]   Stock-based compensation:

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


NOTE B - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Substantially all loans are at fixed rates of interest, collateralized by automobiles, and have remaining maturities of 5 years or less. Each automobile loan provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company purchases the loans from dealers at a discount from the amount financed under the contract. Substantially all borrowers are located in the northeastern and mid-atlantic states.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997


NOTE B - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

As of September 30, 1998 and 1997, nonaccrual loans, excluding the portfolio of nonconforming loans aggregating $919,268 as of September 30, 1998, totaled $384,998 and $203,469, respectively.

Changes in the allowance for credit losses consisted of the following:

                                                1998              1997
                                             -----------        --------

     Balance, beginning of period            $   397,926        $466,395
     Provisions                                1,897,413         357,878
     Charge-offs                              (1,631,888)       (781,690)
     Recoveries                                  545,985         355,343
                                             -----------        --------
     Balance, end of period                  $ 1,209,436        $397,926
                                             ===========        ========

NOTE C - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 1998 and 1997 consist of the following:

                                                1998              1997
                                             -----------        ---------
     Furniture                               $    45,599        $  35,787
     Equipment                                   260,046          202,948
                                             -----------        ---------
                                                 305,645          238,735
     Less accumulated depreciation               155,630           84,130
                                             -----------        ---------
     Balance, end of period                  $   150,015        $ 154,605
                                             ===========        =========

Depreciation expense for the years ended September 30, 1998 and 1997 aggregated $76,117 and $61,856, respectively.


NOTE D - RESTRICTED CASH AND ESTIMATED FUTURE LOSSES ON LOANS SOLD

In connection with the sale of loans in 1997 and 1996, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans and into the Spread Accounts for possible losses. Additionally, the Company is required to deposit into the Spread Accounts cash flows from residual interests in order to maintain a specified percentage of the outstanding principal balance of the certificates. This percentage may increase in the event of defaults and/or losses exceeding certain specified levels. Additionally, losses are charged against the Spread Accounts. If the Spread Accounts are in excess of the specified percentage, the trustee will release the excess funds to the Company.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997


NOTE E - SERVICING ASSETS AND RESIDUAL INTEREST

Changes in servicing assets and residual interest for the two years ended September 30, 1998 are as follows:

                                                   Servicing        Residual
                                                    Assets          Interest
                                                  -----------     ------------
     Balance, September 30, 1996                  $ 2,675,407
     Assets originating from loan sales               106,352     $ 1,040,412
     Amortization/principal payments               (1,739,834)       (225,254)
     Impairment loss                                 (144,573)
     Change in market value                                           136,699
                                                  -----------     -----------

     Balance, September 30, 1997                  $   897,352     $   951,857
     Amortization/principal payments                 (559,942)       (551,188)
     Impairment loss                                                 (250,000)
     Transfer to loans receivable                    (301,007)
     Change in market value                                          (136,699)
                                                  -----------     -----------

     Balance, September 30, 1998                  $    36,403     $    13,970
                                                  ===========     ===========

In May 1998, the Company repurchased the outstanding Certificates on the 1996-1 Trust, which had a remaining principal balance of $5,952,999 for an aggregate purchase price of $5,544,345. Of the purchase price, $4,600,000 was funded directly by a line of credit and $244,274 was funded directly by an affiliate. Accordingly, the remaining related servicing asset was reclassified to loans receivable.


NOTE F - LINES OF CREDIT

In January 1998, the Company entered into a two year credit facility with a bank under which the Company can borrow, at an advance rate of up to 83% of eligible loans, up to a maximum of $20 million. As of September 30, 1998, the Company's advance rate was 78% of eligible loans. As of September 30, 1998, advances under this facility aggregated $11,000,500. The advances bear interest at the prime rate plus 1%. This line of credit contains covenants requiring, among other things, maintenance of certain financial ratios and minimum tangible net worth.

In April 1998, RAC entered into a demand credit facility with a bank under which RAC can borrow at an advance rate of 65% of eligible loans receivable up to a maximum of $1 million. As of September 30, 1998, advances under this facility aggregated $449,235. The advances bear interest at the prime rate plus 4%.

As of September 30, 1998, based upon the most restrictive covenants, the company is precluded from declaring or paying cash dividends.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997 are as follows:


                                                    1998             1997
                                                -----------      ----------
   Deferred tax assets:
      Allowance for credit losses               $   988,500      $  513,300
      Net operating losses                          638,300          95,400
                                                -----------      ----------

         Total deferred tax assets                1,626,800         608,700
                                                -----------      ----------
   Deferred tax liabilities:
      Restricted cash and cash equivalents          180,700         828,700
      Unrealized gain on residual interests                          55,000
                                                -----------      ----------

         Total deferred tax liabilities             180,700         883,700
                                                -----------      ----------

   Valuation allowance                           (1,079,800)
                                                -----------

   Net deferred tax assets (liability)          $   366,300      $ (275,000)
                                                ===========      ==========

The components of the benefit for income taxes for the years ended September 30, 1998 and 1997 are as follows:

                                                    1998             1997
                                                -----------      ----------
   Current:
      Federal                                   $  (457,800)     $ (836,000)
      State                                                        (119,100)
                                                -----------      ----------

                                                   (457,800)       (955,100)
                                                -----------      ----------
   Deferred:
      Federal                                      (488,000)        538,000
      State                                         (98,300)         47,000
                                                -----------      ----------

                                                   (586,300)        585,000
                                                -----------      ----------

   Benefit for income taxes                     $(1,044,100)     $ (370,100)
                                                ===========      ==========

As of September 30, 1998, the Company has a net operating loss carryforward aggregating $904,000 expiring thorough 2018.

The difference between the statutory federal income tax rate on the Company's net loss and the Company's effective income tax rate is summarized as follows:

                                                    1998             1997
                                                 ----------      ----------
   Statutory federal income tax rate               34.0%             34.0%
   State income tax, net of federal benefit         1.6               6.5
   Reversal of income tax accruals                 10.3               4.4
   Other                                           (2.8)              6.0
   Valuation allowance                            (17.5)
                                                  -----              ----
      Effective income tax rate                    25.6%             50.9%
                                                  =====              ====

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997


NOTE H - RELATED PARTY TRANSACTIONS

The Company leases its facilities through July 2000 pursuant to a sublease from an affiliate of the Company. The terms of the sublease are substantially identical to the terms of the underlying lease between the affiliate of the Company and the lessor. Minimum lease payments are as follows:

           September 30,
           -------------
              1999                   $104,124
              2000                     86,770
                                     --------
                                     $190,894
                                     ========

Rent expense for the years ended September 30, 1998 and 1997 was approximately $127,400 and $134,100, respectively, (including $109,200 and $106,000 to an affiliate) (see Note H).

During the years ended September 30, 1998 and 1997, salaries, related payroll taxes and other expenses allocated from an affiliate aggregated $73,500 and $104,580, respectively. Management allocates costs monthly based upon its estimate of the cost of services provided by the affiliate.

During the years ended September 30, 1998 and 1997, an affiliate advanced funds to the Company. Interest expense, at 12 and 8 percent per annum, respectively, aggregated $44,434 and $7,950 in the years ended September 30, 1998 and 1997, respectively.


NOTE I - COMMITMENTS

Employment agreements:

During October 1998, the Company entered into employment agreements with two executives which expire in September 2001. Under the terms of the agreements, the aggregate annual base salaries effective September 30, 1998 are $276,250. Additionally, each executive may be granted annual bonuses.

The Company has a one-year consulting agreement with a director of the Company, pursuant to which he will be paid an annual fee of $75,000. Included in the accompanying consolidated statements of operations for the year ended September 30, 1998 and 1997 is $75,000, per annum of consulting expense related to this and a prior consulting agreement.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997

NOTE J - STOCKHOLDERS' EQUITY

[1]    Escrow shares:

       Upon consummation of the Company's initial public offering November 1995, certain shareholders deposited 1,000,000 shares of common stock (the "Escrow Shares") into an escrow account with the Company's transfer agent, pursuant to an agreement by the Company, the escrow agent, and Whale Securities, LP. The escrow agreement provides for the escrow shares to be released either in their entirety or in increments of 500,000 depending on the Company's attainment of certain income levels for the fiscal years ending September 30, 1996 and September 30, 1997 or alternatively, if the Company's common stock trades above certain levels for a specified period of time during the fiscal years ending September 30, 1996 and 1997.

       As of September 30, 1996, the Company exceeded the income level in the escrow agreement which provided for the release of 500,000 of the escrow shares. However, as of September 30, 1997, the Company did not attain the income level nor did the stock price meet or exceed the per share value necessary for the release of the remaining 500,000 escrow shares. As a result, the remaining escrow shares have been canceled.

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

       The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's proforma net loss and net loss per share for 1997 would have been approximately $(372,000) and $(0.09), respectively. The weighted average fair value of the options granted during 1997 were $1.13 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0% volatility 40%, expected life 10 years, risk free interest rates from 5.75% to 6.75%

The following table summarizes stock option transactions under the plan:

                                                                           Year Ended September 30,
                                                             ----------------------------------------------------------
                                                                      1998                              1997
                                                             -----------------------------     ------------------------
                                                                            Weighted                          Weighted
                                                                             Average                           Average
                                                                            Exercise                          Exercise
                                                              Shares          Price           Shares            Price
                                                             --------       --------         --------         ---------
  Outstanding options at the beginning of year                284,500        $4.34            417,500           $3.53
  Options granted                                                                              14,000            1.75
  Options expired or canceled                                                                (147,000)           1.78
                                                             --------        -----           --------           -----
  Outstanding options at the end of year                      284,500        $4.34            284,500           $4.34
                                                             ========        =====           ========           =====

                                                                            F-14

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about the Plan's outstanding options as of September 30, 1998:

                                        Options Outstanding                         Options Exercisable
                       -----------------------------------------------------   ---------------------------
                                         Weighted
                                          Average          Weighted                         Weighted
                                         Remaining          Average                          Average
   Range of            Number           Contractual        Exercise         Number          Exercise
Exercise Price      Outstanding       Life (in Years)        Price        Exercisable         Price
---------------     -----------       ---------------      --------       -----------       --------
$0.01                  25,000              6.05              $0.01           25,000           $0.01
$1.75                  14,000              8.72              $1.75           12,000           $1.75
$4.50 - $5.00         245,500              7.18              $4.93          225,500           $4.95

       As of September 30, 1998, 420,000 shares have been reserved for the exercise of stock options, including 135,500 shares available for future grant.

[3]    Common stock:

       During the year ended September 30, 1997, an officer terminated his employment with the Company. Pursuant to an agreement, 15,000 shares of common stock owned by the former officer were canceled and another 25,000 shares are subject to cancellation should losses, through December 31, 1998, on certain loans exceed a defined amount.


NOTE K - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. There were no contributions for the year ended September 30, 1998 and 1997.


NOTE L - GAIN ON SALE OF LOANS

In 1997, the Company securitized and sold loans with limited recourse. Since the Company did not retain the future economic benefits embodied in the loans and can reasonably estimate its obligation under the recourse provisions (see Note
D), the transactions have been accounted for as sales. Accordingly, the Company recognized a gain of $2,533,994 in 1997. Additionally, the Company entered into an agreement to securitize and sell, through the same investment banker, an additional $155,000,000 of loans through May 2000.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1998 and 1997

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

The following summarizes the information as of September 30, 1998 and 1997 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                         1998                                    1997
                                        -----------------------------------     ------------------------------------
                                         Carrying Value        Fair Value        Carrying Value         Fair Value
                                        -----------------    --------------     -----------------     --------------
Cash, restricted cash and
   and cash equivalents                   $   225,333         $   225,333          $3,050,385           $3,050,385
Loans receivable                           15,903,553          17,975,405           3,247,542            3,803,681
Servicing assets and
   residual interests                          50,373              50,373           1,849,209            1,863,564
Advances under lines of
   credit and due to affiliates            12,366,222          12,366,222             188,360              188,360

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, are as follows:

Cash, restricted cash and cash equivalents:

The carrying amount approximates fair value.

Loans receivable, servicing assets and residual interests:

The Company has estimated the fair value based on the present value of expected future cash flows.

Advances under lines of credit and due to affiliates:

Since these are primarily variable rate and short-term, the carrying amounts approximate fair value.

                                 EXHIBIT INDEX


Exhibit
Number
-------
 3.1    Certificate of Incorporation. (1)

 3.2    By laws.

 10.1   Consulting Agreement, by and between the Company and Arthur Stern. (2)

 10.2 Employment Agreement, dated October 1, 1998, by and between the Company and Gary Stern.

 10.3 Employment Agreement, dated October 1, 1998, by and between the Company and Mitchell Herman.

 10.4   Credit Facility with BankAmerica. (3)

 21.    Subsidiaries of the Company.

 27.    Financial Data Schedule.

1. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

2. Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

3. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

(b) Reports on Form 8-K

The Registrant did not file any Current Reports on form 8-K during the quarter ended September 30, 1998.