Form 10QSB
period 1998-12-31
ASTA FUNDING INC
filed 1999-02-12
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commissions file number: 0-26906
                         -------

                               ASTA FUNDING, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        22-3388607
          --------                                        ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

210 Sylvan Ave., Englewood Cliffs, New Jersey                07632
---------------------------------------------                -----
 (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (201) 567-5648

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As Of December 31, 1998, the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 1998


                                      INDEX



Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1998 (Unaudited) and September 30, 1998

                  Consolidated Statements of Operations for the three-month periods ended December 31, 1998 and December 31, 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the three-month periods ended December 31, 1998 and December 31, 1997 (Unaudited)

                  Notes to consolidated financial statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information
---------------------------

         Item 1.  Legal Proceedings

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Asta Funding, Inc. and Subsidiary

Consolidated Balance Sheets

                                                  December 31,    September 30,
                                                  ------------    -------------
                                                     1998             1998
                                                     ----             ----
                                                   Unaudited
Assets
Cash                                               $ 122,753         $ 163,123
Restricted cash and cash equivalents, net             95,584            62,210
Loans receivable, net                             13,754,618        14,984,285
Accrued interest receivable                          176,027           176,404
Servicing fees receivable                             21,531            28,234
Income taxes receivable                              527,463           527,463
Accounts acquired for liquidation                  2,335,580           919,268
Servicing assets                                        -               36,403
Residual interest                                       -               13,970
Due from trustee                                      72,720            57,226
Furniture and equipment, net                         134,967           150,015
Repossessed automobiles, net                         630,671           365,787
Other assets                                         169,992           278,664
Deffered income taxes                                332,021           366,300
                                                ------------      ------------
          Total assets                          $ 18,373,927      $ 18,129,352
                                                ============      ============

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses           $    275,724      $    385,399
Advances under lines of credit                    10,471,553        11,449,735
Due to affiliate                                   2,194,022           916,487
                                                ------------      ------------
          Total liabilities                       12,941,299        12,751,621
                                                ------------      ------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                             39,450            39,450
Additional paid-in capital                         9,602,421         9,602,421
Accumulated deficit                               (4,209,243)       (4,264,140)
                                                ------------      ------------
          Total stockholders' equity               5,432,628         5,377,731
                                                ------------      ------------
Total liabilities and stockholders' equity      $ 18,373,927      $ 18,129,352
                                                ============      ============


See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Operations
Unaudited

                                                     Three Months Ended
                                                        December 31,
                                                  ----------------------
                                                   1998              1997
                                                   ----              ----
Revenues:
Interest                                      $ 1,184,727       $  503,321
Servicing fees                                     43,047          280,374
Other income                                       17,135                -
                                              -----------       ----------
                                                1,244,909          783,695
                                              -----------       ----------

Expenses:
General and administrative                        626,178          610,150
Provision for credit losses                       250,000          470,000
Interest                                          277,290           60,798
                                              -----------       ----------
                                                1,153,468        1,140,948
                                              -----------       ----------

Income (loss) before income taxes                  91,441         (357,253)

Income tax expense (benefit)                       36,574         (142,225)
                                              -----------       ----------
Net income (loss)                             $    54,867       $ (215,028)
                                              ===========       ==========

Net income (loss) per share                        $ 0.01       $    (0.05)
                                              ===========       ==========
Weighted average number of shares
      outstanding                               3,945,000        3,945,000
                                              ===========       ==========



See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Unaudited
                                                          Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                           1998         1997
                                                           ----         ----
Cash flows from operating activities:
  Net income (loss)                                   $   54,867    $  (215,028)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                         82,320        472,679
    Provision for losses                                 250,000        470,000
    Deferred income taxes                                 34,279       (215,000)
    Expenses advanced by affiliate                        21,000         18,000
    Changes in operating assets and liabilities:
       Accrued interest receivable                           377        (80,678)
       Servicing fees receivable                           6,703          1,746
       Income taxes receivable                              --           15,000
       Repossessed automobiles                              --          (94,377)
       Other assets                                       97,944        (68,889)
       Due from trustee                                   (4,736)       (66,518)
       Restricted cash                                   (33,374)      (229,522)
       Accounts payable and accrued expenses            (109,675)      (130,519)
                                                      ----------     ----------
           Net cash provided by (used in)
             operating activities                        399,705       (123,106)

Cash flows from investing activities:
    Loans purchased                                   (1,316,947)    (4,852,163)
    Loan principal payments                            1,942,743        137,620
    Accounts acquired for liquidation                 (1,339,772)            --
    Capital expenditures                                  (4,452)       (35,576)
                                                      ----------     ----------
            Net cash (used in) investing
              activities                                (718,428)    (4,750,119)


Cash flows from financing activities:
    Advances from affiliate                            1,256,535         18,000
    Increase in bank overdraft                             --           211,711
    Advances (payments) under lines of credit           (978,182)     4,150,000
                                                      ----------     ----------
            Net cash provided by financing
               activities                                278,353      4,379,711
                                                      ----------     ----------

(Decrease) increase in cash                              (40,370)      (493,514)

Cash at the beginning of period                          163,123        503,715
                                                      ----------     ----------
Cash at end of period                                 $  122,753     $   10,201
                                                      ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                     $  258,473     $   29,508
         Income taxes                                 $    --        $     --





See accompanying notes to consolidated financial statements

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc. and its wholly-owned subsidiaries (collectably the "Company") are engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles and in the business of purchasing in bulk, selling and servicing performing and non-performing consumer receivables. The Company was formed on July 7, 1994. The Company's fiscal year-end is September 30.

The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations for the three-month periods ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended December 31, 1998 and 1997, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1998 and September 30, 1998, the results of operations for the three-month periods ended December 31, 1998 and 1997 and the cash flows for the three-month periods ended December 31, 1998 and 1997 have been made. The results of operations for the three-month periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries Asta Auto Receivables Company, E.R. Receivables Corp., L.L.C., RAC Acceptance Co., L.L.C., and Palisades Collections, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Loans Receivable

The Contracts, which the Company purchases from Dealers, provide for finance charges of between 14.95% and 28.95% per annum. Each Contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchases Contracts at a discount from the full amount financed under a Contract.

Note 4: Accounts Acquired for Liquidation

Accounts acquired for liquidation are stated at their net realizable value and consist of consumer loans to individuals throughout the country.

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

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Overview

Asta Funding, Inc. and its wholly-owned subsidiaries (collectably the "Company") are engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles and in the business of purchasing in bulk, selling and servicing performing and non-performing consumer receivables. The Company was formed on July 7, 1994. The Company's fiscal year-end is September 30.

The Company typically purchases Contracts between Dealers and purchasers of automobiles ("Sub-Prime Borrowers") who may have limited credit histories, low incomes or past credit problems and, therefore, are generally unable to obtain credit from traditional sources of automobile financing such as commercial banks, savings and loan associations or credit unions. Sub-Prime Borrowers typically pay a higher rate of interest than do prime borrowers using traditional financing sources.

During 1998, the Company formed three new wholly-owner subsidiaries. RAC Acceptance Co., L.L.C. ("RAC") was formed to purchase military consumer automobile Contracts. At December 31, 1998, RAC had ceased purchasing military Contracts and is currently liquidating all receivables.

E.R. Receivables Corp., L.L.C. ("ER") was formed to purchase, sell and service non-conforming consumer loans in bulk from financial institutions. In addition, ER is a lender and profit participant in the financing of distressed consumer receivables pursuant to a loan and security agreement.

Palisades Collections, L.L.C. was formed to act as sub-servicer pursuant to the loan and security agreement that ER had entered into in the financing of distressed consumer receivables.

The Company generates revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on automobile Contracts and other consumer receivables.

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, the Company's opportunities to increase revenues through, among other things, the purchase and sale of additional Contracts, and the anticipated need and availability of financing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences are: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and which may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated, mainly the Northeast and Mid-Atlantic States; changes in interest rates; adverse changes in the market for securitized receivables pools or a substantial lengthening of the Company's warehousing each of which could restrict the Company's ability to obtain cash for Contract origination and purchases; increases in the amounts required to be set aside in spread accounts or to be expended for other forms of credit enhancement to support future securitizations; increased competition; a reduction in the number and amount of acceptable Contracts submitted to the Company by its dealers; changes in government regulations effecting consumer credit; and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form SB-2. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of operations

The three-month period ended December 31, 1998, compared to the three-month period ended December 31, 1997

Revenues. During the three-month period ended December 31, 1998, revenues increased $461,214 compared to the three-month period ended December 31, 1997. Interest income increased $681,406 compared to the three months ended December 31, 1997, and represented 95% of total revenues for the three-month period ended December 31, 1998. The increase in interest income is due to the increase in the dollar amount of Contracts and accounts acquired for liquidation outstanding during the three-month period ended December 31, 1998, as compared to the same period in the prior year. During the three-month period ended December 31, 1998, the Company purchased 186 Contracts from Dealers, compared to 576 in the three-month period ended December 31, 1997. The Company earned servicing fees of $43,047 for the three months ended December 31, 1998, as compared to $280,374 for the three-month period ended December 31, 1997. The decrease in servicing fees is due to a decrease in the amount of Contracts serviced during the three month period ended December 31, 1998, as compared to the same period in the prior year.

Expenses. During the three-month period ended December 31, 1998, general and administrative expense increased $16,028 compared to the three months ended December 31, 1997 and represented 54% of total operating expenses.

Interest expense increased by $216,492 during the three-month period ended December 31, 1998 compared to the same period in the prior year and represented 24% of total expenses for the three-month period ended December 31, 1998. The increase is due to an increase in the outstanding borrowings by the Company under the lines credit and borrowings from an affiliate.

During the three-month period ended December 31, 1998, the provision for credit losses on Contracts purchased decreased by $220,000 compared to the three months ended December 31, 1997 and represented 22% of total operating expenses. The decrease in the provision reflects lower than expected quarterly volume as compared to the three months ended December 31, 1997.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on Contracts and accounts acquired for liquidation and base servicing fees it earns on Contracts sold. The Company's primary uses of cash include its purchases of Contracts and consumer receivables and ordinary operating expenses and the establishment and buildup of Spread Accounts (Defined Below).

Net cash provided by operating activities was $399,705 during the three months ended December 31,1998 compared to net cash used of $123,106 during the three months ended December 31, 1997. Cash used for purchasing Contracts was $1.32 million during the three months ended December 31, 1998 as compared to $4.85 million in the three months ended December 31, 1997. Cash used for purchasing accounts acquired for liquidation was $1.85 million for the three months ended December 31, 1998.

The Company's cash requirements have been and will continue to be significant. Pursuant to the terms of a securitization agreement between Greenwich Capital Markets, Inc. and the Company, the Company is required to make a significant cash deposit into Spread Accounts, for the purpose of credit enhancement. The Spread Accounts are pledged to support the related Asset Backed Securities ("ABS"), and are invested in high quality liquid securities. Excess cash flows from securitized Contracts are deposited into the Spread Accounts until the Spread Account balances reach a specific percent of the outstanding balance of the related ABS.

In January 1998, the Company renewed its credit facility with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $20 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to 83% (the "advance rate") of its net eligible automobile Contracts (depending upon the trade-in value of the automobiles securing the Contracts), but in no event more than $20 million. The advance rate is subject to

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

decreases based on certain loan performance criteria established by BankAmerica. At December 31, 1998, the Company's advance rate was 77% of net eligible installment Contracts.

In April 1998, RAC entered into demand credit facility with Sterling Financial Services Company under which RAC can borrow at an advance rate of 65% of eligible loans up to a maximum of $1 million. At Dcember 31, 1998, advances under this facility agrregated $321,053. The advances bear interest at the prime rate plus 4%.

The Company anticipates the funds available under its credit facilities, funds made available by Asta Group, Incorporated, an affiliate of the Company, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, If for any reason the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

The Company does not anticipate any need for significant capital expenditures concerning the expansion of its business for at least 12 months.

Year 2000

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

The Company estimates that the total cost of achieving Year 2000 readiness for its internal systems is approximatesly $25,000. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with Year 2000 compliance isues will be material to the Company's consolidated financial position or results of operations.

In the event that effors of the Company's Year 2000 project do not address all potential systems problems, the Company is currently developing business interruption contingency plans. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

The Company believes that its Year 2000 project will allow it to be Year 2000 Compliant in a timely manner. There can be no assurances, however, that the Company's information technology systems or those of a third party on which the Company relies will be Year 2000 compliant by year 2000 or that the Company's contingency plans will mitigate the effects of any noncompliance. An interruption of the Company's ability to conduct its business due to a Year 2000 readiness problem could have a material adverse effect on the Company's business, operations or financial condition. The foregoing discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. There can be no guarantee that the Company's Year 2000 goals or expense estimates will be achieved, and actual results could differ.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 1998


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff concerning its routine collection activities.

Item 5.  Other Information

         On October 6, 1998, NASDAQ notified the Company that the Company's common stock failed to maintain a closing bid price of greater than or equal to $1.00. The Company had been provided a ninety day period from October 6, 1998 in which to regain compliance with the minimum bid price requirement for a minimum of ten consecutive trading days. During this period, the Company's common stock did maintain the mimimum $1.00 bid price requirement and the Company has received notification from NASDAQ confirming that the Company's common stock was in compliance with the minimum bid price requirement.

Item 6.  Exhibits and Reports on Form 8-K

         a. The following exhibits are filing as part of this quarterly on form 10-QSB.

         27.1 Financial Data Schedule

         b. The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 1998


Signatures
----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASTA FUNDING, INC.
                               (Registrant)


Date:  February 10, 1999       By: /s/  Gary Stern
                                  -----------------------
                                  Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: February 10, 1999        By: /s/  Mitchell Herman
                                   ----------------------
                                   Mitchell Herman, Chief Financial Officer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)