Form 10QSB
period 1999-03-31
ASTA FUNDING INC
filed 1999-05-11
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commissions file number: 0-26906
                         -------

                               ASTA FUNDING, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   22-3388607
            --------                                   ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

 210 Sylvan Ave., Englewood Cliffs, New Jersey            07632
----------------------------------------------            -----
   (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (201) 567-5648

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 1999, the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 1999


                                      INDEX



Part I.  Financial Information
------------------------------
            Item 1. Financial Statements

                    Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and September 30, 1998

                    Consolidated Statements of Operations for the three-and six month periods ended March 31, 1999 and March 31, 1998 (Unaudited)

                    Consolidated Statements of Cash Flows for the six-month periods ended March 31, 1999 and March 31, 1998 (Unaudited)

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

            Item 1. Legal Proceedings

            Item 4. Submission of Matters to a Vote of Security Holders

            Item 5. Other Information

            Item 6. Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                  March 31,               September 30,
                                                                    1999                      1998
                                                                    ----                      ----
                                                                  Unaudited

Assets
Cash                                                            $   164,211                $    163,123
Restricted cash and cash equivalents, net                            85,645                      62,210
Accounts acquired for liquidation                                52,140,334                     919,268
Loans receivable, net                                            12,400,295                  14,984,285
Due from seller                                                   3,638,426                           -
Accrued interest receivable                                         143,996                     176,404
Servicing fees receivable                                            17,257                      28,234
Income taxes receivable                                              20,838                     527,463
Servicing assets                                                          -                      36,403
Residual interest                                                         -                      13,970
Due from trustee                                                     79,460                      57,226
Furniture and equipment, net                                        147,778                     150,015
Repossessed automobiles, net                                        564,250                     365,787
Other assets                                                        232,670                     278,664
Deffered income taxes                                               130,458                     366,300
                                                                -----------                ------------
          Total assets                                          $69,765,618                $ 18,129,352
                                                                ===========                ============


Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses                           $   236,132                $    385,399
Advances under lines of credit                                   60,560,769                  11,449,735
Due to affiliate                                                  3,231,770                     916,487
                                                                -----------                ------------
          Total liabilities                                      64,028,671                  12,751,621
                                                                -----------                ------------

Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                                            39,450                      39,450
Additional paid-in capital                                        9,602,421                   9,602,421
Accumulated deficit                                              (3,904,924)                 (4,264,140)
                                                                -----------                ------------
          Total stockholders' equity                              5,736,947                   5,377,731
                                                                -----------                ------------
Total liabilities and stockholders' equity                      $ 9,765,618                $ 18,129,352
                                                                ===========                ============


Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited


                                                        Three Months Ended                Six Months Ended
                                                             March 31,                         March 31,
                                                    ----------------------------     ----------------------------
                                                       1999             1998             1999             1998
                                                       ----             ----             ----             ----

Revenues:
Interest                                            $ 1,574,745       $  700,159      $2,759,472       $ 1,203,480
Servicing fees                                            67,33            93,01         110,386           373,386
Other income                                              6,215                -          23,350                 -
                                                    -----------       ----------      ----------       -----------
                                                      1,648,299          793,171       2,893,208         1,576,866
                                                    -----------       ----------      ----------       -----------
Expenses:
General and administrative                              619,985          830,006       1,246,163         1,440,156
Provision for credit losses                             215,000          660,000         465,000         1,130,000
Interest                                                306,137          130,503         583,427           191,301
                                                    -----------       ----------      ----------       -----------
                                                      1,141,122        1,620,509       2,294,590         2,761,457
                                                    -----------       ----------      ----------       -----------
Income (loss) before income taxes                       507,177         (827,338)        598,618        (1,184,591)

Income tax expense (benefit)                            202,858         (331,660)        239,432          (473,885)
                                                    -----------       ----------      ----------       -----------
Net income (loss)                                   $   304,319       $ (495,678)     $  359,186       $  (710,706)
                                                    ===========       ==========      ==========       ===========


Net income (loss) per share                         $      0.08       $    (0.13)     $     0.09       $     (0.18)
                                                    ===========       ==========      ==========       ===========

Weighted average number of shares
      outstanding                                     3,945,000        3,945,000       3,945,000         3,945,000
                                                    ===========       ==========      ==========       ===========



Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                     Six Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    1999            1998
                                                                    ----            ----

Cash flows from operating activities:
  Net income (loss)                                          $    359,186      $   (710,706)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                 100,447           795,610
    Provision for losses                                          465,000         1,130,000
    Deferred income taxes                                         235,842          (639,275)
    Expenses advanced by affiliate                                  40,00            31,500
    Changes in operating assets and liabilities:
       Accrued interest receivable                                  32,40           (88,429)
       Servicing fees receivable                                    10,97            12,557
       Income taxes receivable                                    506,625                 -
       Due from seller                                        (3,638,426)                 -
       Other assets                                                 35,26           (41,842)
       Due from trustee                                           (11,476             6,891
       Restricted cash                                            (23,435          (202,549)
       Accounts payable and accrued expenses                     (149,284          (209,214)
                                                             ------------      ------------
           Net cash (used in) provided by
               operating activities                            (2,036,873)           84,543

Cash flows from investing activities:
    Loans purchased                                            (2,122,042)       (7,933,898)
    Loan principal payments                                     3,772,186         1,137,145
    Accounts acquired for liquidation                         (51,144,526)                -
    Capital expenditures                                          (37,464)          (62,842)
                                                             ------------      ------------
            Net cash (used in) investing activities           (49,531,846)       (6,859,595)

Cash flows from financing activities:
    Advances from affiliate                                     2,458,773            31,500
    Increase in bank overdraft                                                      110,415
    Advances (payments) under lines of credit                  49,111,034         6,200,000
                                                             ------------      ------------
            Net cash provided by financing activities          51,569,807         6,341,915
                                                             ------------      ------------

Increase (decrease) in cash                                         1,088          (433,137)

Cash at the beginning of period                                   163,123           506,098
                                                             ------------      ------------
Cash at end of period                                        $    164,211      $     72,961
                                                             ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                            $    482,827      $    141,897
         Income taxes                                        $          -      $          -

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc. and its wholly-owned subsidiaries (collectively the "Company") are engaged in the business of purchasing in bulk, selling and servicing performing and non-performing consumer receivables and purchasing and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company ceased accepting new automobile Contacts for funding on May 1, 1999 and will liquidate all remaining receivables. The Company's fiscal year-end is September 30.

The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three-and six-month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended March 31, 1999 and 1998, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1999 and September 30, 1998, the results of operations for the three-and six-month periods ended March 31, 1999 and 1998 and the cash flows for the six-month periods ended March 31, 1999 and 1998 have been made. The results of operations for the three-and six-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries: Asta Auto Receivables Company, E.R. Receivables Corp., L.L.C., RAC Acceptance Co., L.L.C., Palisades Collections, L.L.C., Asta Funding Acquisition I, LLC, Asta Funding Acquisition II, LLC, and Asta Funding Acquisition III, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Loans Receivable

The Contracts which the Company purchases from Dealers provide for finance charges of between 14.95% and 28.95% per annum. Each Contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchases Contracts at a discount from the full amount financed under a Contract.

Note 4: Accounts Acquired for Liquidation

Accounts acquired for liquidation are stated at their net realizable value and consist of consumer loans to individuals throughout the country.

Note 5: Interest Income

Interest income on loans is recognized using the interest method. Accrual of interest income on loans receivable is suspended when a loan is contractually delinquent more than 60 days. Interest income on accounts acquired for liquidation is recognized using either the interest method or the cost recovery method. Upon acquisition of a portfolio of accounts, the Company's management estimates the future anticipated cash flows. To the extent that management determines that the cash flow is reasonably predictable, the interest method is utilized. To the extent that there is uncertainty as to the timing and amount of collections, the cost recovery method is utilized. Under the cost recovery method, no income is recognized until the cost of the portfolio is received. All subsequent collections are recognized as income upon receipt.

Note 6: Servicing Fees

Servicing fees are reported as income when earned. Servicing costs are charged to expense as incurred.

                               Asta Funding, Inc.
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is engaged in the business of purchasing in bulk, selling and servicing performing and non-performing consumer receivables and purchasing and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company ceased accepting new Contracts for funding on May 1, 1999, and will liquidate all remaining receivables. The Company was formed on July 7, 1994. The Company's fiscal year-end is September 30.

During the three month period ending March 31, 1999, the Company concentrated its business objectives in the purchasing in bulk, selling and servicing of performing and non-performing consumer receivables. These consumer receivables are the unpaid debts of individuals to credit grantors, including banks, finance companies and other service providers. Most of the Company's receivables are VISA and MasterCard credit card accounts that the issuing banks have charged off their books for non-payment. By purchasing receivables, the Company allows credit grantors to enhance their yields by making a recovery on these charged-off accounts.

The Company also purchases Contracts between Dealers and purchasers of automobiles ("Sub-Prime Borrowers") who may have limited credit histories, low incomes or past credit problems and, therefore, are generally unable to obtain credit from traditional sources of automobile financing such as commercial banks, savings and loan associations or credit unions. Sub-Prime Borrowers typically pay a higher rate of interest than do prime borrowers using traditional financing sources.

In March 1999, the Company formed three new wholly owned subsidiaries. Asta Funding Acquisition I, LLC, ("AFAI") Asta Funding Acquisition II, LLC, ("AFAII") and Asta Funding Acquisition III, LLC ("AFAIII"). On March 30, 1999, these entities purchased $1.36 billion of charged-off VISA and MasterCard receivables from four banks at a substantial discount. Financing of this acquisition was provided by Sterling Financial Services Company, Greenwich Capital Financial Products, Inc., Rosenthal & Rosenthal, Inc. and Asta Group, Incorporated, an affiliate of the Company.

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

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, the Company's opportunities to increase revenues through, among other things, the purchase and sale of additional Contracts, and the anticipated need and availability of financing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences are: increases in unemployment or other changes in domestic economic conditions which adversely affect the collectability of accounts acquired for liquidation and the sales of used and new automobiles and which may result in increased delinquencies, foreclosures and losses on accounts acquired for liquidation and Contracts. In addition, changes in government regulations effecting consumer credit; and other risk factors identified in the Company's filings with the Securities and Exchange Commission, including under the caption "Risk Factors" in its most recent Registration Statement on Form SB-2. Subsequent, written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                               Asta Funding, Inc.
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

The three-month period ended March 31, 1999, compared to the three-month period ended March 31, 1998

Revenues. During the three-month period ended March 31, 1999, revenues increased $855,128 compared to the three-month period ended March 31, 1998. Interest income increased $874,586 compared to the three months ended March 31, 1998, and represented 96% of total revenues for the three-month period ended March 31, 1999. The increase in interest income is due to the increase in the dollar amount of accounts acquired for liquidation outstanding during the three-month period ended March 31, 1999, as compared to the same period in the prior year. During the three-month period ended March 31, 1999, the Company purchased 117 Contracts from Dealers, compared to 356 in the three-month period ended March 31, 1998. The decrease in Contracts purchased is due to the Company concentrating its business objectives in the performing and non-performing consumer receivables business during the three month period ended March 31, 1999, as compared to the same period in the prior year. The Company earned servicing fees of $67,339 for the three months ended March 31, 1999, as compared to $93,012 for the three-month period ended March 31, 1998. The decrease in servicing fees is due to a decrease in the amount of Contracts serviced for others during the three month period ended March 31, 1999, as compared to the same period in the prior year.

Expenses. During the three-month period ended March 31, 1999, general and administrative expense decreased $210,021 compared to the three months ended March 31, 1998 and represented 54% of total expenses. The decrease in general and administrative expenses is due to a decrease in collection and marketing expenses during the three month period ended March 31, 1999, as compared to the same period in the prior year.

Interest expense increased by $175,634 during the three-month period ended March 31, 1999 compared to the same period in the prior year and represented 27% of total expenses for the three-month period ended March 31, 1999. The increase is due to an increase in the outstanding borrowings by the Company under the lines of credit and borrowings from an affiliate.

During the three-month period ended March 31, 1999, the provision for credit losses on Contracts purchased decreased by $445,000 compared to the three months ended March 31, 1998 and represented 19% of total expenses. The decrease in the provision reflects lower quarterly volume of Contracts purchased as compared to the three months ended March 31, 1998.

The six-month period ended March 31, 1999, compared to the six-month period ended March 31, 1998

Revenues. During the six-month period ended March 31, 1999, revenues increased $1,316,342 compared to the six-month period ended March 31, 1998. Interest income increased $1,555,992 compared to the six months ended March 31, 1998, and represented 95% of total revenues for the six-month period ended March 31, 1999. The increase in interest income is due to the increase in the dollar amount of accounts acquired for liquidation outstanding during the six-month period ended March 31, 1999, as compared to the same period in the prior year. During the six-month period ended March 31, 1999, the Company purchased 303 Contracts from Dealers, compared to 932 in the six-month period ended March 31, 1998. The decrease in Contracts purchased is due to the Company concentrating its business objectives in the performing and non-performing consumer receivables business during the six month period ended March 31, 1999 as compared to the same period in the prior year. The Company earned servicing fees of $110,386 for the six months ended March 31, 1999, as compared to $373,386 for the six-month period ended March 31, 1998. The decrease in servicing fees is due to a decrease in the amount of Contracts serviced for others during the six-month period ended March 31, 1999, as compared to the same period in the prior year.

Expenses. During the six-month period ended March 31, 1999, general and administrative expense decreased $193,993 compared to the six months ended March 31, 1998 and represented 54% of total expenses. The decrease in general and administrative expenses is due a decrease in collection and marketing expenses for the six month period ending March 31, 1999, as compared to the same period in the prior year.

Interest expense increased by $392,126 during the six-month period ended March 31, 1999 compared to the same period in the prior year and represented 26% of total expenses for the six-month period ended March 31, 1999. The increase is due to an increase in the outstanding borrowings by the Company under the lines of credit and borrowings from an affiliate.

                               Asta Funding, Inc.
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six-month period ended March 31, 1999, the provision for credit losses on Contracts purchased decreased by $665,000 compared to the six months ended March 31, 1998 and represented 20% of total expenses. The decrease in the provision reflects lower volume of Contracts purchased as compared to the six months ended March 31, 1998.

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

Net cash used in operating activities was $2,036,873 during the six months ended March 31,1999 compared to net cash provided of $84,543 during the six months ended March 31, 1998. Cash used for purchasing Contracts was $2.12 million during the six months ended March 31, 1999 as compared to $7.93 million in the six months ended March 31, 1998. Cash used for purchasing accounts acquired for liquidation was $53.35 million for the six months ended March 31, 1999. The $53.35 million of accounts acquired for liquidation consisted of non-performing and performing consumer receivables

The Company's cash requirements have been and will continue to be significant. Pursuant to the terms of a securitization agreement between Greenwich Capital Markets, Inc. and the Company, the Company is required to make a significant cash deposit into Spread Accounts, for the purpose of credit enhancement. The Spread Accounts are pledged to support the related Asset Backed Securities ("ABS"), and are invested in high quality liquid securities. Excess cash flows from securitized Contracts are deposited into the Spread Accounts until the Spread Account balances reach a specific percent of the outstanding balance of the related ABS.

On March 30,1999, AFAI entered into a $9 million demand credit facility and a $1 million participation agreement with Sterling Financial Services Company in which Sterling agreed to provide AFAI with a total of $10 million in financing. The outstanding principal amount of the indebtedness under this facility bears interest at the prime rate plus 4.25%. Also on March 30, 1999, Sterling sold to Asta Group, Incorporated, an affiliate of the Company a $700,000 undivided fractional interest in the $1 million participation agreement.

On March 30, 1999, AFAII entered into a demand credit facility with Rosenthal & Rosenthal, Inc. in which Rosenthal agreed to provide AFAII with $4.5 million in financing. The outstanding principal amount of the indebtedness under this facility bears interest at 20% per annum. In addition, on March 30, 1999, Asta Group, Incorporated provided AFAII with $500,000 in financing that bears interest at 12% per annum on the unpaid principal balance.

On March 30, 1999, AFAIII entered into a term credit facility and a participation agreement with Greenwich Financial Products, Inc. in which Greenwich agreed to provide AFAIII with $37,291,500 in financing. The outstanding principal amount of the indebtedness under this bears interest at LIBO rate plus 2%. This facility expires on September 30, 1999. Also on March 30, 1999, Asta Group, Incorporated provided AAFIII with $1 million in financing that bears interest at 12% per annum on the unpaid principal balance.

In January 1998, the Company renewed its credit facility with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $20 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to 83% (the "advance rate") of its net eligible automobile Contracts (depending upon the trade-in value of the automobiles securing the Contracts), but in no event more than $20 million. The advance rate is subject to decreases based on certain loan performance criteria established by BankAmerica. At March 31, 1999, the Company's advance rate was 75% of net eligible installment Contracts.

In April 1998, RAC entered into demand credit facility with Sterling Financial Services Company under which RAC can borrow at an advance rate of 65% of eligible loans up to a maximum of $1 million. At March 31, 1999, advances under this facility aggregated $218,769. The advances bear interest at the prime rate plus 4%.

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

The Company anticipates that it will need to incur approximately $200,000 in capital expenditures during the next 12 months.

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

The Company is currently conducting a review of its IT and non-IT systems to identify those systems which could be affected by the Year 2000 problem. The Company is using both internal and external sources to identify correct and test its systems for Year 2000 compliance. Modifications to the Company's systems as a result of the findings of such assessment are expected to be completed and tested by April 30, 1999. The Company has contacted its Dealers and major vendors to verify that the systems they use are or will be Year 2000 compliant. Most of the Company's major Dealers and vendors have advised the Company that they are already Year 2000 compliant or expect to be Year 2000 in the near future. If the Company's Dealers or others with whom the Company does business experience problems relating to the Year 2000 issue, the Company's business, financial condition or results of operations could be materially adversely affected.

As of April 30, 1999, the Company has spent approximately $10,000 on the Year 2000 compliance and estimates that the total cost of achieving Year 2000 readiness for its internal systems is approximately $20,000. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with Year 2000 compliance issues will be material to the Company's consolidated financial position or results of operations.

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

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 1999


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff concerning its routine collection activities.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on March 12, 1999. At the meeting, the following persons were elected directors, all of whom were incumbents: Gary Stern, Mitchell Herman, Arthur Stern, Martin Fife, Herman Badillo, General Buster Glosson and Edward Celano. Also at the meeting, the shareholders voted to ratify the appointment of Richard A. Eisner & Company, LLP as the Company's independent public accountants for fiscal year 1999.

         Shares were voted for the election of directors as follows:
                                                                   Authority
Director                        For                 Against         Withheld
--------                        ---                 -------        ---------
Gary Stern                   3,650,404              36,914               -
Mitchell Herman              3,650,404              36,914               -
Arthur Stern                 3,650,404              36,914               -
Martin Fife                  3,650,404              36,914               -
Herman Badillo               3,650,404              36,914               -
General Buster Glosson       3,650,404              36,914               -
Edward Celano                3,650,404              36,914               -

         Shares were voted for the ratification of the appointment of Richard A. Eisner & Company, LLP as follows:

         For                 3,662,704
         Against                21,450
         Abstentions             3,164
         Broker Non-Votes            0

Item 5.  Other Information

         On October 6, 1998, NASDAQ notified the Company that the Company's common stock failed to maintain a closing bid price of greater than or equal to $1.00. The Company was provided a ninety-day period from October 6, 1998, in which to regain compliance with the minimum bid price requirement for a minimum of ten consecutive trading days. During this period, the Company's common stock did maintain the minimum $1.00 bid price requirement and the Company has received notification from NASDAQ confirming that the Company's common stock was in compliance with the minimum bid price requirement.

Item 6.  Exhibits and Reports on Form 8-K

         a. The following exhibits are filed as part of this quarterly report on form 10-QSB.

         27.1 Financial Data Schedule

         b. No reports on form 8-K were filed by the Company during the quarter ended March 31, 1999.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 1999


Signatures
----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASTA FUNDING, INC.
                                        (Registrant)


Date:  May 10, 1999            By:    /s/       Gary Stern
                                  ----------------------------------------------
                                 Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: May 10, 1999             By:    /s/        Mitchell Herman
                                  ----------------------------------------------
                                  Mitchell Herman, Chief Financial Officer
                                   Accounting Officer)