Form 10QSB
period 1999-06-30
ASTA FUNDING INC
filed 1999-08-10
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commissions file number: 0-26906

                               ASTA FUNDING, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    22-3388607
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


210 Sylvan Ave., Englewood Cliffs, New Jersey                       07632
      (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 1999, the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 1999


                                      INDEX



Part I.  Financial Information

            Item 1.  Financial Statements


                          Consolidated Balance Sheets as of June 30, 1999 (unaudited) and September 30, 1998

                          Consolidated   Statements   of   Operations   for  the
                          three-and nine-month periods ended June 30, 1999 and June 30, 1998 (unaudited)

                          Consolidated   Statements   of  Cash   Flows  for  the
                          nine-month periods ended June 30, 1999 and June 30, 1998 (unaudited)

                          Notes to consolidated financial statements (unaudited)

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


            Item 1.  Legal Proceedings

            Item 5.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K


Signatures

ITEM 1. FINANCIAL STATEMENTS

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets
                                                     June 30,      September 30,
                                                  ------------     -------------
                                                      1999             1998
                                                   Unaudited
Assets
Cash                                              $    282,522     $    163,123
Restricted cash and cash equivalents, net               78,163           62,210
Accounts acquired for liquidation                   33,694,628          919,268
Loans receivable, net                               10,807,595       14,984,285
Due from seller                                      3,295,090             --
Accrued interest receivable                            131,273          176,404
Servicing fees receivable                               13,558           28,234
Income taxes receivable                                 20,838          527,463
Servicing assets                                          --             36,403
Residual interest                                         --             13,970
Due from trustee                                        38,259           57,226
Furniture and equipment, net                           167,039          150,015
Repossessed automobiles, net                           461,973          365,787
Other assets                                           129,455          278,664
Deffered income taxes                                   90,050          366,300
                                                  ------------     ------------
          Total assets                            $ 49,210,443     $ 18,129,352
                                                  ============     ============


Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses             $    183,940     $    385,399
Advances under lines of credit                       7,156,255       11,449,735
Notes payable                                       32,034,108             --
Income taxes payable                                   369,417             --
Due to affiliate                                     3,113,137          916,487
                                                  ------------     ------------
          Total liabilities                         42,856,857       12,751,621
                                                  ------------     ------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                               39,450           39,450
Additional paid-in capital                           9,602,421        9,602,421
Accumulated deficit                                 (3,288,285)      (4,264,140)
                                                  ------------     ------------
          Total stockholders' equity                 6,353,586        5,377,731
                                                  ------------     ------------
Total liabilities and stockholders' equity        $ 49,210,443     $ 18,129,352
                                                  ============     ============



See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited


                                        Three Months Ended            Nine Months Ended
                                            June 30,                      June 30,
                                    -----------   -----------    -----------   -----------
                                        1999          1998          1999          1998
                                    -----------   -----------    -----------   -----------

Revenues:
Interest                            $ 3,288,797   $ 1,894,787    $ 6,048,269   $ 3,098,267
Servicing fees                           44,009       (18,481)       154,395       354,905
Other income                              3,538        31,644         26,888        31,644
                                    -----------   -----------    -----------   -----------
                                      3,336,344     1,907,950      6,229,552     3,484,816
                                    -----------   -----------    -----------   -----------

Expenses:
General and administrative              791,787       620,857      2,037,950     2,061,013
Provision for credit losses             215,000     1,570,366        680,000     2,700,366
Interest                              1,301,150       256,135      1,884,577       447,436
                                    -----------   -----------    -----------   -----------
                                      2,307,937     2,447,358      4,602,527     5,208,815
                                    -----------   -----------    -----------   -----------

Income (loss) before income taxes     1,028,407      (539,408)     1,627,025    (1,723,999)

Income tax expense (benefit)            411,768      (220,190)       651,200      (694,075)

                                    -----------   -----------    -----------   -----------
Net income (loss)                   $   616,639   $  (319,218)   $   975,825   $(1,029,924)
                                    ===========   ===========    ===========   ===========


Net income (loss) per share         $      0.16   $     (0.08)   $      0.25   $     (0.26)
                                    ===========   ===========    ===========   ===========

Weighted average number of shares
      outstanding                     3,945,000     3,945,000      3,945,000     3,945,000
                                    ===========   ===========    ===========   ===========



See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                    Nine Months Ended
                                                                        June 30,
                                                               ------------    ------------
                                                                   1999            1998
                                                               ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                            $    975,825    $ (1,029,924)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                   125,904       1,011,414
    Provision for losses                                            680,000       2,700,366
    Deferred income taxes                                           276,250        (814,897)
    Expenses advanced by affiliate                                   59,000          48,000
    Changes in operating assets and liabilities:
       Accrued interest receivable                                   45,131        (172,445)
       Servicing fees receivable                                     14,676          37,233
       Income taxes receivable                                      506,625            --
       Due from seller                                           (3,295,090)           --
       Other assets                                                 149,209          30,623
       Due from trustee                                              18,967           8,465
       Restricted cash                                              (15,953)        472,566
       Accounts payable and accrued expenses                       (201,459)       (161,149)
       Income taxes payable                                         369,417            --
                                                               ------------    ------------
           Net cash (used in) provided by
               operating activities                                (291,498)      2,130,252

Cash flows from investing activities:
    Loans purchased                                              (2,457,487)    (16,845,723)
    Loan principal payments                                       5,765,544       3,430,008
    Accounts acquired for liquidation                           (55,712,847)     (3,316,510)
    Principal collected on accounts acquired for liquidation     22,937,487       2,133,511
    Capital expenditures                                            (41,261)        (72,066)
                                                               ------------    ------------
            Net cash (used in) investing activities             (29,508,564)    (14,670,780)

Cash flows from financing activities:
    Advances from affiliate                                       2,178,833         177,008
    Increase in bank overdraft                                         --           171,191
    Advances (payments) under lines of credit                    (4,293,480)     11,755,129
    Notes payable                                                32,034,108            --
                                                               ------------    ------------
            Net cash provided by financing activities            29,919,461      12,103,328
                                                               ------------    ------------

Increase (decrease) in cash                                         119,399        (437,200)

Cash at the beginning of period                                     163,123         506,098
                                                               ------------    ------------
Cash at end of period                                          $    282,522    $     68,898
                                                               ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                              $  1,225,609    $    327,304
         Income taxes                                          $       --      $       --




See accompanying notes to consolidated financial statements

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are engaged in the business of purchasing in bulk, selling and servicing performing and non-performing consumer receivables and purchasing and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company ceased accepting new automobile Contacts for funding on May 1, 1999 and will liquidate all remaining Contracts. The Company's fiscal year-end is September 30.

The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three-and nine-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended June 30, 1999 and 1998, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1999 and September 30, 1998, the results of operations for the three-and nine-month periods ended June 30, 1999 and 1998 and the cash flows for the nine-month periods ended June 30, 1999 and 1998 have been made. The results of operations for the three-and nine-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries: Asta Auto Receivables Company; E.R. Receivables Corp., L.L.C.; RAC Acceptance Co., L.L.C.; Palisades Collections, L.L.C.; Asta Funding Acquisition I, LLC; Asta Funding Acquisition II, LLC; and Asta Funding Acquisition III, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Loans Receivable

The Contracts which the Company purchases from Dealers provide for finance charges of between 14.95% and 28.95% per annum. Each Contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchased Contracts at a discount from the full amount financed under a Contract.

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

                               Asta Funding, Inc.
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is engaged in the business of purchasing in bulk, selling and servicing performing and non-performing consumer receivables and purchasing and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") in the sale primarily of used automobiles. The Company ceased accepting new Contracts for funding on May 1, 1999, and will liquidate all remaining Contracts. The Company was formed on July 7, 1994. The Company's fiscal year-end is September 30.

During the nine month period ended June 30, 1999, the Company concentrated its business objectives on the purchasing in bulk, selling and servicing of performing and non-performing consumer receivables. These consumer receivables consist mainly of the unpaid debts of individuals to various creditors, including banks, finance companies and other service providers. Most of the Company's receivables are VISA and MasterCard credit card accounts that the issuing banks have charged off their books for non-payment. By purchasing these receivables, the Company allows the creditors to enhance their yields by making a recovery on these charged-off accounts.

During this period the Company also purchased Contracts between Dealers and purchasers of automobiles ("Sub-Prime Borrowers") who may have limited credit histories, low incomes or past credit problems and, therefore, are generally unable to obtain credit from traditional sources of automobile financing such as commercial banks, savings and loan associations or credit unions. Sub-Prime Borrowers typically pay a higher rate of interest than do prime borrowers using traditional financing sources.

In March 1999, the Company formed three new wholly owned subsidiaries. Asta Funding Acquisition I, LLC ("AFAI") Asta Funding Acquisition II, LLC ("AFAII") and Asta Funding Acquisition III, LLC ("AFAIII"). On March 30, 1999, these entities purchased $1.36 billion of charged-off VISA and MasterCard receivables from four banks at a substantial discount. Financing of this acquisition was provided by Sterling Financial Services Company, Greenwich Capital Financial Products, Inc., Rosenthal & Rosenthal, Inc. and Asta Group, Incorporated, an affiliate of the Company.

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

The Company generates revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on consumer receivables and automobile Contracts.

This Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. The Company's actual results may differ significantly from the results anticipated in the forward-looking statements. Factors that might cause such a difference include the ability of the Company to purchase consumer receivables, changes in government regulations effecting consumer credit, competition, general business conditions, the effect of the Company's accounting policies, and other risks identified in the Company's filings with the SEC. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the precautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                               Asta Funding, Inc.
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of operations

The three-month period ended June 30, 1999, compared to the three-month period ended June 30, 1998

Revenues. During the three-month period ended June 30, 1999, revenues increased $1,428,394 compared to the three-month period ended June 30, 1998. Interest income increased $1,394,010 compared to the three months ended June 30, 1998, and represented 99% of total revenues for the three-month period ended June 30, 1999. The increase in interest income is due to the increase in the dollar amount of collections on accounts acquired for liquidation during the three-month period ended June 30, 1999, as compared to the same period in the prior year. During the three-month period ended June 30, 1999, the Company purchased 48 Contracts from Dealers, compared to 285 in the three-month period ended June 30, 1998. The decrease in Contracts purchased is due to the Company's decision to discontinue its business of purchasing Contracts and to concentrate its business objectives in the performing and non-performing consumer receivables business. The Company earned servicing fees of $44,009 for the three months ended June 30, 1999, as compared to a loss of $18,481 for the three-month period ended June 30, 1998.

Expenses. During the three-month period ended June 30, 1999, general and administrative expense increased $170,930 compared to the three months ended June 30, 1998 and represented 35% of total expenses. The Increase in general and administrative expenses is due to a increase in servicing expenses associated with the accounts acquired for liquidation during the three month period ended June 30, 1999, as compared to the same period in the prior year.

Interest expense increased by $1,045,015 during the three-month period ended June 30, 1999 compared to the same period in the prior year and represented 56% of total expenses for the three-month period ended June 30, 1999. The increase is due to an increase in the outstanding borrowings by the Company under the lines of credit, notes payable and borrowings from an affiliate.

During the three-month period ended June 30, 1999, the provision for credit losses on Contracts purchased decreased by $1,355,366 compared to the three months ended June 30, 1998 and represented 9% of total expenses. The decrease in the provision reflects lower quarterly volume of Contracts purchased as compared to the three months ended June 30, 1998.

The nine-month period ended June 30, 1999, compared to the nine-month period ended June 30, 1998

Revenues. During the nine-month period ended June 30, 1999, revenues increased $2,744,736 compared to the nine-month period ended June 30, 1998. Interest income increased $2,950,002 compared to the nine months ended June 30, 1998, and represented 97% of total revenues for the nine-month period ended June 30, 1999. The increase in interest income is due to the increase in the dollar amount of collections on accounts acquired for liquidation during the nine-month period ended June 30, 1999, as compared to the same period in the prior year. During the nine-month period ended June 30, 1999, the Company purchased 351 Contracts from Dealers, compared to 1,217 in the nine-month period ended June 30, 1998. The decrease in Contracts purchased is due to the Company's decision to discontinue its business of purchasing Contracts and to concentrate its business objectives in the performing and non-performing consumer receivables business. The Company earned servicing fees of $154,395 for the nine months ended June 30, 1999, as compared to $354,905 for the nine-month period ended June 30, 1998. The decrease in servicing fees is due to a decrease in the amount of Contracts serviced for others during the nine-month period ended June 30, 1999, as compared to the same period in the prior year.

Expenses. During the nine-month period ended June 30, 1999, general and administrative expense decreased $331,842 compared to the nine months ended June 30, 1998 and represented 44% of total expenses. The decrease in general and administrative expenses is due a decrease in collection and marketing expenses associated with the purchasing and servicing of Contracts for the nine month period ending June 30, 1999, as compared to the same period in the prior year.

Interest expense increased by $1,437,141 during the nine-month period ended June 30, 1999 compared to the same period in the prior year and represented 41% of total expenses for the nine-month period ended June 30, 1999. The increase is due to an increase in the outstanding borrowings by the Company under the lines of credit, notes payable and borrowings from an affiliate.

                               Asta Funding, Inc.
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


During the nine-month period ended June 30, 1999, the provision for credit losses on Contracts purchased decreased by $2,020,366 compared to the nine months ended June 30, 1998 and represented 15% of total expenses. The decrease in the provision reflects lower volume of Contracts purchased as compared to the nine months ended June 30, 1998.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on accounts acquired for liquidation, Contracts and base servicing fees it earns on Contracts sold. The Company's primary uses of cash include its purchases of accounts acquired for liquidation, Contracts and ordinary operating expenses and the establishment and buildup of Spread Accounts (defined below).

Net cash used in operating activities was $291,498 during the nine months ended June 30,1999 compared to net cash provided of $2,130,252 during the nine months ended June 30, 1998. Cash used for purchasing Contracts was $2.46 million during the nine months ended June 30, 1999 as compared to $16.8 million in the nine months ended June 30, 1998. Cash used for purchasing accounts acquired for liquidation was $53.35 million for the nine months ended June 30, 1999. The $53.35 million of accounts acquired for liquidation consisted of non-performing and performing consumer receivables

The Company's cash requirements have been and will continue to be significant. Pursuant to the terms of a securitization agreement between Greenwich Capital Markets, Inc. and the Company, the Company is required to make a significant cash deposit into Spread Accounts, for the purpose of credit enhancement. The Spread Accounts are pledged to support the related Asset Backed Securities ("ABS"), and are invested in high quality liquid securities. Excess cash flows from securitized Contracts are deposited into the Spread Accounts until the Spread Account balances reach a specific percent of the outstanding balance of the related ABS.

On March 30,1999, AFAI entered into a $9 million term loan and a $1 million participation agreement with Sterling Financial Services Company in which Sterling agreed to provide AFAI with a total of $10 million in financing. The outstanding principal amount of the indebtedness under this facility bears interest at the prime rate plus 4.25%. At June 30, 1999, the amount outstanding under this loan aggregated $4,263,282. Also on March 30, 1999, Sterling sold to Asta Group, Incorporated, an affiliate of the Company a $700,000 undivided fractional interest in the $1 million participation agreement.

On March 30, 1999, AFAII entered into a term loan with Rosenthal & Rosenthal, Inc. in which Rosenthal agreed to provide AFAII with $4.5 million in financing. The outstanding principal amount of the indebtedness under this facility bears interest at 20% per annum. At June 30, 1999, the amount outstanding under this loan aggregated $3,088,013. In addition, on March 30, 1999, Asta Group, Incorporated provided AFAII with $500,000 in financing that bears interest at 20% per annum on the unpaid principal balance.

On March 30, 1999, AFAIII entered into a term loan and a participation agreement with Greenwich Financial Products, Inc. in which Greenwich agreed to provide AFAIII with $37,291,500 in financing. The outstanding principal amount of the indebtedness under this bears interest at LIBOR rate plus 2%. This facility expires on September 30, 1999. At June 30, 1999 the amount outstanding under this loan aggregated $24,682,813. Also on March 30, 1999, Asta Group, Incorporated provided AAFIII with $1 million in financing that bears interest at 12% per annum on the unpaid principal balance.

In January 1998, the Company renewed its credit facility with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $20 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to 83% (the "advance rate") of its net eligible automobile Contracts (depending upon the trade-in value of the automobiles securing the Contracts), but in no event more than $20 million. The advance rate is subject to decreases based on certain loan performance criteria established by BankAmerica. At June 30, 1999, the Company's advance rate was 75% of net eligible installment Contracts. On June 30, 1999, at the Company's request, BankAmerica reduced the maximum amount the of the Credit Facility from $20 million to $8 million. At June 30, 1999, advances under this facility aggregated $7,050,000.

In April 1998, RAC entered into demand credit facility with Sterling Financial Services Company under which RAC can borrow at an advance rate of 65% of eligible loans up to a maximum of $1 million. At June 30, 1999, advances under this facility aggregated $106,255. The advances bear interest at the prime rate plus 4%.

                               Asta Funding, Inc.
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company anticipates the funds available under its current funding agreements and credit facilities as well as funds made available by Asta Group, Incorporated, an affiliate of the Company, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, If for any reason the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

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

The Company has conducted a review of its IT and non-IT systems to identify those systems which could be affected by the Year 2000 problem. The Company used both internal and external sources to identify correct and test its systems for Year 2000 compliance. Modifications to the Company's systems as a result of the findings of such assessment were completed and tested by April 30, 1999. The Company has contacted its Dealers and major vendors to verify that the systems they use are or will be Year 2000 compliant. Most of the Company's major Dealers and vendors have advised the Company that they are already Year 2000 compliant or expect to be Year 2000 in the near future. If the Company's Dealers or others with whom the Company does business experience problems relating to the Year 2000 issue, the Company's business, financial condition or results of operations could be materially adversely affected.

As of June 30, 1999, the Company has spent approximately $20,000 on the Year 2000 compliance and does not anticipate any additional costs associated with Year 2000 compliance.

In the event that efforts of the Company's Year 2000 project did not address all potential systems problems, the Company is currently developing business interruption contingency plans. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

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

                               Asta Funding, Inc.
                            Form 10-QSB June 3, 1999


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

              27.1 Financial Data Schedule

         b. No reports on form 8-K were filed by the Company during the quarter ended June 30, 1999.

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 1999


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ASTA FUNDING, INC.
                                (Registrant)


Date:  August 10, 1999      By:  /s/ Gary Stern
                                -----------------------
                                Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: August 10, 1999       By: /s/ Mitchell Herman
                                -----------------------
                                Mitchell Herman, Chief Financial Officer
                                (Principal Financial Officer and Principal
                                  Accounting Officer)