Form 10KSB
period 1999-09-30
ASTA FUNDING INC
filed 1999-12-23
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended September 30, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.

---------------------------------------------------------------------------------------------------------------------
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-Bcontained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The Registrant's revenues for the fiscal year ended September 30, 1999 were $11,603,000.

         As of December 21, 1999, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $7,833,678. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 21, 1999, the Registrant had 3,945,000 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No X

         Documents Incorporated by Reference:

         The information called for by Part III of this Form 10-KSB is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 27, 2000.

Part I

Item 1.           Description of Business.

General

         Asta Funding, Inc. (the "Company" or "Asta") is a diversified consumer finance company that is engaged in the business of purchasing, managing, servicing and selling distressed consumer receivables. Distressed consumer receivables are the unpaid debts of individuals that are owed to banks, finance companies and other credit providers. Most of Company's receivables are MasterCard and Visa credit card accounts which were charged-off by the issuing banks for non-payment. During the fiscal year ended September 30, 1999, the Company purchased approximately $1.4 billion of consumer receivables at a cost of approximately $55.0 million and sold approximately $497.0 million of receivables for a total sales price of approximately $16.3 million.

         Prior to May 1, 1999, the Company's business was focused on purchasing, servicing and selling retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale primarily of used automobiles. Through its purchases, the Company provided indirect financing to borrowers with limited credit histories, lower than average incomes or past credit problems ("Sub-Prime Borrowers"). The Company ceased accepting new automobile Contracts for funding on May 1, 1999 and anticipates liquidating all remaining Contracts.

                  The Company is a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The Company was incorporated in New Jersey on July 7, 1994 and was reincorporated in Delaware on October 12, 1995 as a result of a merger with a Delaware corporation. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Asta Funding, Inc. This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Risk Factors." See "Forward-Looking Statements."

Business Strategy

         The Company's primary objective is to increase revenues through the expansion of its consumer receivables business, by among other things:

     o   Increasing receivable portfolio acquisitions;

     o Increasing the Company's financing sources and improving the terms of its financing sources;

     o Enhancing the Company's computer systems to facilitate an increase in collections; and

     o   The possible expansion into other consumer financing businesses.

Consumer Receivable Business

         In May 1999, the Company ceased accepting new automobile contracts and changed its business focus to the purchasing, managing, selling and servicing distressed consumer receivables.

Industry Overview

         The distressed consumer receivable market is a growing industry, which is driven by increasing levels of consumer debt. Credit card debt is the fastest growing component of consumer debt. Despite generally good economic conditions over the past few years, credit card charge-offs have increased as overall consumer debt has increased.

         Historically, originating institutions have sought to limit credit losses by performing recovery efforts in-house, outsourcing recovery activities to third-party collection agencies and selling their charged-off receivables for immediate cash. From the originating institution's perspective, selling receivables at the time of charge-off or shortly thereafter yields immediate cash proceeds and represents a substantial reduction in the two to five year period typically required for traditional recovery efforts.

         Receivables are sold by originating institutions at substantial discounts to the balances owed on the receivables, with the purchase price varying depending on the amount that both the purchaser and seller anticipate recovering and the costs associated with recovering these receivables. Sales of receivables include published auction type sales, private brokered sales or directly negotiated sales between the seller and the purchaser.

Receivable Purchase Program

         The Company purchases distressed consumer receivables that have typically been either charged-off by the credit grantors or not considered to be prime receivables. These receivables include MasterCard and Visa accounts issued by banks, and other consumer loans issued by credit grantors. The Company may also purchase bulk receivable portfolios that include both distressed and performing loans. During the fiscal year ended September 30, 1999, the Company purchased approximately $1.4 billion of consumer receivables at a cost of approximately $55.0 million and sold approximately $497.0 million of such receivables for a total sales price of approximately $16.3 million.

         Receivables are purchased by the Company at a discount from their charged-off amount, typically the aggregate unpaid balance at the time of charge-off. The Company purchases receivables directly from credit grantors through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. In order for the Company to consider a potential seller of receivables, a variety of factors are considered. Sellers must demonstrate that they have adequate internal controls to detect fraud and have the ability to provide post sale support and to honor buy-back warranty requests. The Company pursues new acquisitions on an ongoing basis by means of industry newsletters, brokers who specialize in these assets and other professionals that the Company has relationships with.

         The Company's senior management locates the portfolios for purchase and is responsible for performing due diligence, including on site visits of the seller. The seller or broker usually sends either a sample listing or the actual portfolio for sale to the Company on a diskette or other form of media. The Company analyzes the portfolio to determine if it meets the Company's buying criteria. If a portfolio meets the Company's buying criteria, a purchase price is determined and the seller or broker is notified. After a purchase is completed, senior management monitors the portfolios performance and uses this information in determining future buying criteria and pricing.

Receivable Servicing

         The Company's objective is to maximize the amount that it recovers on receivables that are acquired. Unlike third party collection agencies that are given specific time periods to recover on receivables, the Company has significantly more flexibility in establishing payment programs.

         The Company has four main-servicing department's which consist of the following: collection/skiptrace, legal, customer service and accounting departments.

         The collection/skiptrace department is responsible for making contact with the obligors and collecting the receivables. This department uses a friendly, customer service approach to collect on receivables. Through the use of the Company's collection software and telephone system, each collector is responsible for contacting customers and explaining the benefits of paying the Company and working with the customers to develop acceptable means to satisfy their obligations. The Company also uses a series of automated collection letters, late payment reminders, and settlement offers that are sent out at specific intervals or at the request of a collection department employee. When the collection department cannot contact the customer by either telephone or mail, the account is referred to the skiptrace department.

         If the collection department determines that the customer has the ability to resolve its obligation but the Company's normal collection activities have not resulted in any resolution of the customer's obligations, the account is referred to the legal department. The legal department determines the criteria for instituting legal proceedings, determines jurisdiction, places cases for suit, obtains judgments, institutes wage garnishments and assists both in-house and outside counsel in legal case management. The legal department also refers accounts to the skip trace department in order to obtain a current phone number, address or to locate assets or the identity of the customer's employer. The Company employs one full-time in-house attorney, one paralegal and a dedicated support staff to process numerous court cases each year. The legal department has the ability to internally prepare and file collection proceedings in New York and New Jersey. This department also coordinates legal collection activity nationwide using a network of collection attorneys. At September 30, 1999, the Company had approximately 65,000 accounts that were in legal status.

         The skiptrace department is responsible for locating and contacting customers who could not be contacted by either the collection or legal departments. The skip trace employees use a variety of public and private third party databases to locate customers. Once an account is located and contact is made by a skiptracer, the account is then referred back to the collection or legal department for follow-up. The skiptrace department is also responsible for finding current employers and assets of customers when this information is deemed necessary. At September 30, 1999, the Company was directly performing collection activity on approximately 18,000 accounts.

         In addition to directly performing collection activity, the Company utilizes the services of third party collection agencies to perform collection activities on accounts that were with such agency at the time the Company purchased the account. At September 30, 1999, in addition to the 18,000 accounts that the Company is servicing, there were approximately 64,000 accounts that are being serviced by third party collection agencies.

         The customer service department is responsible for handling incoming calls from customers and collection agencies who are responsible for collection of accounts. The customer service department coordinates customer inquiries on accounts and will also assist the collection agencies in the collection process. The customer service department is also responsible for handling buy-back and media requests from companies who have purchased accounts from the Company. They work with the buyers during the transition period and post sale process and handle any issues that may arise once an account has been sold.

         The accounting department is responsible for making daily deposits of customer payments, posting these payments to the customers account, mailing of monthly statements and providing senior management with daily and monthly receivable activity and performance reports. Employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The accounting department will also assist the customer service department in the handling of buy-back requests from companies who have purchased receivables. In addition, the accounting department monitors the performance on accounts that are being serviced by third party collection agencies.

Portfolio Sales

         The Company will occasionally sell to other debt buyers certain receivables that it decides not to service directly or have a third party collection agency service. There are many factors that contribute to the decision of which receivables to sell and which to service. During the fiscal year ended September 30, 1999, the Company sold approximately $497 million of receivables for a total purchase price of approximately $16 million.

         In June 1999, the Company formed a wholly owned subsidiary Asta Funding.Com that developed a web-site for selling distressed consumer receivables to qualified customers over the Internet. The Company's program allows pre-qualified potential debt purchasers the opportunity to select, review and purchase in a more cost efficient manner receivables that meet their individual buying criteria.

         At September 30, 1999, the Company had approximately 32,000 accounts that were being serviced by third party collection agencies that meet the Company's sale criteria and were being marketed for sale.

Automobile Financing Business

         The Company ceased accepting new automobile Contracts for funding on May 1, 1999 and intends to liquidate all remaining Contracts. The following is a description of the Company's former business.

         The Company typically purchased Contracts from new-car franchise Dealers who sold both new and used automobiles as well as independent used car Dealers. The Company entered into Dealer Agreements and solicited Contracts from Dealers primarily through the efforts of sales representatives and the Company's staff. The Company currently services all of the Contracts it has purchased for its own account as well as those Contracts it purchased and subsequently sold. Servicing consists of the collection of principal, interest and other payments on the Contracts, providing related accounting and reporting services and, when necessary, the repossession and sale of collateral upon an event of default.

Dealer Contract Purchase Program

         As of September 30, 1999, the Company was a party to Dealer Agreements with more than 750 Dealers, all of which are located in the states of New York, New Jersey, Connecticut, Delaware, Maryland, Pennsylvania, Virginia and Maine. Approximately 70% of these Dealers are independent used car dealers and the remainder are franchised new car dealers selling both new and used automobiles. For the period October 1, 1998 to April 30, 1999, approximately 99% of the Contracts purchased by the Company consisted of financing for used cars and the remaining approximately 1% for new cars.

         Dealers generated applications from retail automobile buyers who indicated an interest in obtaining financing from a Dealer to purchase an automobile, light truck or passenger van. Typically, a Dealer would submit the buyer's application to more than one financing source for review. The Company believes that the Dealer's decision to finance the automobile purchase with the Company or other financing source was based primarily upon an analysis of the discounted purchase price offered for the Contract, the promptness of the financing source in approving or disapproving loan applications, the ability of the financing source to promptly consummate the purchase and any purchase conditions.

         Based upon the Company's underwriting criteria and its review of the information contained in a credit bureau report ordered by the Company, the application, the proposed transaction structure and a verification of the value of the automobile securing the Contract, the Company may have approved the application as submitted, approved the application upon modified terms or rejected the application. The Company's credit analysts then documented their decision and notified the Dealers by facsimile transmission and/or telephone. The Company did not purchase all of the Contracts approved for purchase because Dealers typically offered to sell Contracts to more than one finance source and applicants often decided not to purchase a vehicle from Dealers to whom they have submitted a credit application. The Company purchased Contracts directly from Dealers and did not make loans directly to purchasers of automobiles.

         The Company purchased Contracts from Dealers at a discount. In addition, the Company charged an acquisition fee for each Contract purchased. The Company believes that the level of discounts and fees was a significant factor in the Dealer's decision to submit a Contract to the Company for purchase.

         The Company attempted to control Dealer misrepresentation by carefully screening the Dealers and the Contracts it purchased. The Company's efforts included establishing and maintaining sound professional business relationships with Dealers and obtaining certain representations and warranties regarding the nature and enforceability of the Dealer Agreement and the corresponding Contracts. In addition, if a Dealer breached its representations or warranties, pursuant to the Dealer Agreement, the Company has the right to require the Dealer to repurchase any Contract. There can be no assurance, however, that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company.

Contract  Purchase Criteria

         To be eligible for purchase by the Company, a Contract must have been originated by a Dealer that has entered into a Dealer Agreement to sell Contracts to the Company. The Contracts must have been secured by a first priority security interest in the purchased vehicle and must have met the Company's underwriting criteria. In addition, each Contract requires the borrower to maintain physical damage insurance covering the financed vehicle and naming the Company as a loss payee. Although each borrower is required to maintain insurance, losses may occur upon theft or physical damage of any financed vehicle if the borrower fails to maintain insurance as required and is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to payoff the Contract in full.

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

         The Company seeked to control loss exposure on Contracts by: (i) requiring that the applicant pay a substantial portion of the purchase price (usually 15% to 20%) for the vehicle with funds not borrowed from the Company or Dealer; (ii) verifying the credibility of the applicant and determining whether the applicant meets the Company's underwriting criteria, particularly whether the applicant has sufficient disposable income to meet such applicant's existing obligations and the obligations resulting from the proposed transaction; (iii) limiting the credit the Company is willing to extend based upon its assessment of the applicant's ability to meet payment obligations and the value of the underlying collateral; (iv) requiring physical damage insurance, under which the Company is a loss payee, to be maintained on all vehicles at all times by the obligor to protect the Company's financial interest; (v) purchasing insurance to cover the risk of the borrower's failure to maintain insurance and certain other risks; and (vi) acquiring a first priority security interest in the financed vehicle. There can be no assurances, however, that these methods have afforded adequate protection against risk of loss exposure.

         The degree of exposure in any transaction is a function of: (a) the creditworthiness of the applicant, (b) the extent of credit granted compared to the value of the underlying collateral, (c) the possibility of physical damage to, or the loss of the collateral, and (d) the potential for any legal impediment to the collection of the obligation or the repossession of the collateral. The Company generally determined the value of collateral based upon national recognized pricing services.

         The Company had implemented specific procedures to control borrower misrepresentation at the point of origination. The Company required each Dealer submitting a potential Contract to provide certain information to the Company, including a completed signed loan application which listed the applicant's income, credit and employment history as well as other personal information. The Company verified the employment and certain other information provided by the borrower by contacting the related references noted on the borrower's application. The Company also evaluated the applicants credit history as provided by at least one independent credit bureau. The credit report typically contained information on matters such as historical payment experience, credit history with merchants and lenders, installment debt payments, defaults and bankruptcies, if any. The Company also may have required verification of certain other information provided by the applicant or the Dealer prior to making its credit decision. This verification process in many instances required submission of supporting documentation and is performed solely by Company personnel. The Company evaluated applicants by considering the relationship of the applicant's monthly income to monthly expenses, including expenses relating to the Contract and ownership of the financed vehicle. There can be no assurances, however, that these procedures have afforded adequate protection against borrower misrepresentation.

                  The Company believes that its objective underwriting criteria did enable it to evaluate effectively the creditworthiness of Sub-Prime Borrowers. These criteria included standards for price, term, installment payment and interest rate, mileage, age and type of vehicle, amount of the loan in relation to the value of the vehicle and the amount of the down payment, the borrower's income level, job and residence stability, credit history and debt serviceability and other factors.

                  If a Dealer sold a Contract to the Company, the requisite financing documents were generated by the Dealer on a standardized form of Contract supplied by the Company. The Dealer and the borrower signed the Contract, the Dealer assigned the Contract to the Company and the Dealer forwarded the signed Contract to the Company along with other items, including the vehicle title information indicating the Company's security interest. The Company thereupon forwarded payment to the Dealer for the Contract upon completion of all loan-funding procedures.

Securitization of Contracts

         In May 1996, the Company entered into an agreement with Greenwich Capital Markets, Inc. ("Greenwich Capital") that provided the Company with a committed forty-eight month securitization Contract program totaling $200 million. As of September 30, 1999, the Company had completed two securitizations aggregating approximately $44 million in Contracts pursuant to this agreement. In May 1999, the Company ceased accepting new Contracts for funding and decided to liquidate all remaining Contracts; therefore the Company will not securitize any more Contracts under this program. In addition, negative market conditions in this industry would have prevented the Company from completing any further securitizations under this program.

         For the years prior to September 30, 1998, the Company purchased Contracts with the intention of reselling them to institutional investors as asset backed securities ("ABS"). The structure of these securitizations with Greenwich Capital (and the general structure the Company intends to utilize with future securitizations) included the following steps. First, the Company sells a portfolio of Contracts to a wholly owned subsidiary, which had been established for the limited purpose of buying and reselling the Company's Contracts. The wholly-owned subsidiary then sells the portfolio of Contracts to a grantor trust and the grantor trust in turn issues interest-bearing ABS in an amount equal to the aggregate principal balance of the Contracts. Institutional investors purchase these ABS, the proceeds of which are used by the grantor trust to purchase the Contracts from the subsidiary. The wholly owned subsidiary uses the proceeds to purchase the Contracts from the Company. The Company also provides a credit enhancement for the benefit of the trust investors through the use of an initial cash deposits to a specified trust account ("Spread Account") and agrees to deposit certain residual interest cash flows which may be received in the future. Purchasers of the ABS received a particular coupon rate (the "Pass-Through Rate") established at the time of the sale.

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

         Because the annual percentage rate on the Contracts received by the Company is relatively high in comparison to the Pass-Through Rate paid to investors; the net present value described above can be significant. In calculating the net gain on the sales described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the cash flows in the net present value calculation. The cash flows received by the Company are then discounted at an interest rate that the Company believes a third-party purchaser would require as a rate of return. Expected losses are discounted using a rate equivalent to the risk free rate for securities with duration similar to that estimated for the underlying Contracts.

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

         For the years ended September 30, 1999 and 1998, the Company did not complete any sales of Contracts under its securitization agreement.

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

         Pursuant to the Servicing Agreement, the Company is required to charge-off the balance of any Contract when the Contract becomes 120 days delinquent or, in the case of repossessions, the month that the proceeds from liquidation of the financed vehicle are received by the Company. In the case of repossession, the amount of the charge-off is the difference between the outstanding principal balance on the Contract and the repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay the investors the entire principal balance of any Contracts charged-off during the month, the securitization reserve established in connection with the sale of the Contracts is reduced by the unpaid principal amount of such Contracts. Such amount would then have to be restored to the cash securitization reserve from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to residual interest cash flows. In addition, the Company would not be entitled to receive any further base monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts, the ABS investors bear the risk of all charge-offs on the Contracts in excess of the cash securitization reserve. However, the Company would experience a reduction of residual interest cash flows in the event of greater than anticipated charge-offs or prepayments on Contracts sold and serviced by the Company which could result in losses on the residual interest and investments in Spread Accounts.

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

         The tables below document the delinquency, repossession and net credit loss experience of all Contracts originated and/or sold by the Company as of September 30, 1999 and 1998. All amounts and percentages are based on the principal amount to be paid on each Contract. The information in the tables represents all Contracts purchased by the Company including Contracts subsequently sold by the Company, which it continues to service. Management periodically evaluates the portfolio primarily by analyzing the trends in past due loans and repossessed vehicles and the portfolios historical performance. The percentage increase in delinquencies is due to a greater decrease in the number and amount of the gross servicing portfolio as compared to the decrease in the delinquencies.

                           Delinquency Experience (1)

                                            September 30, 1999             September 30, 1998
                                            ------------------             ------------------

                                         Number                        Number
                                        Of Loans        Amount        Of Loans        Amount
                                        --------        ------        --------        ------

Gross Servicing Portfolio                    2444    $13,859,326           3671    $26,363,424
Period of delinquency (2)                     267      1,625,830            273      2,047,328
31-60 days
61-90 days                                     58        344,527             76        494,481
91- + days                                     30        129,529             38        256,233
                                      -----------    -----------    -----------    -----------

Total delinquencies                           355      2,099,886            387      2,798,042

Amount in repossession (3)                     60        455,098            111      1,029,398

Total delinquencies and amount in             415      2,554,984            498      3,827,440
repossession

Delinquencies as a percent of Gross         14.53%         15.15%         10.54%         10.61%
Servicing Portfolio

Total delinquencies and amount in           16.98%         18.44%         13.57%         14.52%
Repossession as a percent of Gross
Servicing Portfolio



(1) All amounts and percentages are based on the remaining unpaid principal balance on each Contract. The information in the table represents the principal amount of all Contracts purchased by the Company, including Contracts subsequently sold by the Company, which it continues to service.

(2) The Company considers a Contract delinquent when an obligor fails to make at least 95% of a contractually due payment by the due date. The period of delinquency is based on the number of days payments are contractually past due. Amounts shown do not include Contracts, which are less than 31 days delinquent.

(3) Amount in repossession represents vehicles, which have been repossessed but not yet liquidated.

                                                                  Net Charge-Off Experience (1)

                                                         Year Ended                             Year Ended
                                                     September 30, 1999                      September 30, 1998
                                                     ------------------                      ------------------

Average Servicing Portfolio Outstanding                 $20,882,996                              $29,655,049
Net charge-offs as a percent of Average                    14.90%                                  15.61%
Servicing Portfolio

(1) Net charge-off includes the remaining principal balance, after the application of net proceeds from liquidation of the vehicle. Post-liquidation amounts received on previously charged-off Contracts are applied to the period in which the related Contract was originally charged-off.

Marketing

         The Company has established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, the Company subscribes to national publications that list consumer receivable portfolios for sale. The Company will also directly contact a bank, finance company or other credit provider to solicit consumer receivables for sale.

Competition

         The Company's business of purchasing distressed consumer receivables is highly competitive and fragmented, and it expects that competition from new and existing companies will increase. The Company competes with many other purchasers of distressed consumer receivables including third party collection companies and other financial services companies. Many of these competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to availability and cost of capital to its competitors.

         The Company's existing and potential competitors also include larger, more established companies that have access or may have access to capital markets, including asset-backed securities, which may be unavailable to the Company. The Company believes that no individual competitor or group of competitors has a dominant presence in the market. The Company's strategy is designed to capitalize on the market's lack of a company with a dominant presence. The Company believes that it can obtain sufficient receivables for purchase at attractive prices by applying reasonable buying criteria and making timely purchases.

         There can be no assurances that the Company will be able to compete successfully against current or future competitors or that competition will not have material adverse effect on the Company's business, financial condition or results of operations.

Management Information Systems

                  Management believes that a high degree of automation is necessary to enable the Company to grow and successfully compete with other finance companies. Accordingly, during the year ended September 30, 1999, the Company upgraded its computer hardware to support the Company's servicing, collecting and accounting processes.

                  Due to its desire to increase productivity through automation, the Company intends to periodically review its systems for possible upgrades and enhancements.

Regulation

         Several federal and state consumer protection laws including the Federal Fair Debt Collection Practices Act ("FDCPA") and comparable state statutes establish specific guidelines and procedures which debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is the Company's policy to comply with the provisions of the FDCPA and comparable state statutes in all of its collection activities, although it may not be specifically subject to such statutes. If these laws apply to some or all of the Company's collection activities, the Company's failure to comply with such laws could have a materially adverse effect on the Company. The relationship of a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. Because many of its receivables were originated through credit card transactions, certain of the Company's operations are affected by such laws and regulations. Significant laws include the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations which relate to these Acts), as well as comparable statues in those states in which customers reside or in which the credit grantors are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires credit card issuers to disclose to consumers the interest rates; fees, grace periods and balance calculations methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by the credit grantors to have compiled with applicable statues, rules and regulations could create claims and rights offset by the customers that would reduce or eliminate their obligations under their receivables, and this could have a materially adverse effect on the Company. Pursuant to agreements under which the Company purchases receivables, the Company is normally indemnified against losses caused by the failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they are sold to the Company.

         Certain laws, including the laws described above, may limit the Company's ability to collect amounts owing with respect to the receivables regardless of any act or omission on the part of the Company. For example, under the federal Fair Credit Billing Act, a credit card issuer is subject to all claims (other than tort claims) and defense arising out of certain transactions in which a credit card is used if the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50.00 and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of defaulted consumer receivables, the Company may purchase receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in certain cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card, and, accordingly, the amount of such receivables could not be collected by the Company. Pursuant to some agreements under which the Company purchased receivables, the Company is indemnified against certain losses with respect to such receivables regardless of any act or omission on the part of the Company or the credit grantor.

         Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted as well as existing consumer protection laws, may adversely affect the ability of the Company to collect the receivables. In addition, the failure of the Company to comply with such requirements could adversely affect the Company's ability to enforce the receivables.

         Several federal and state consumer protection laws, including the Federal Truth- In-Lending Act, the Federal Equal Credit Opportunity Act, the FDCPA and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. Certain state laws impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so-called Lemon Laws enacted by the federal government and certain states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a borrower against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The Dealer Agreement contains representations by the Dealer that the sale of the motor vehicle covered by the Contract was affected in accordance with all applicable federal, state and local laws covering the sale. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's Contract servicing activities, including its methods of collection.

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

Risk Factors

The Company is dependent on external sources of financing to fund its operations

         The Company depends on external sources of financing to fund its operations, including its credit facilities, notes payable and loans made by affiliates of the Company. The failure to obtain financing and capital as needed would limit the Company's ability to operate its business or achieve its growth plans. The Company's financing sources impose certain restrictive covenants, including financial covenants. Failure to satisfy any one of these covenants would preclude the Company from further borrowing's from the Company's existing sources and could prevent the Company from securing alternative sources of financing necessary to operate its business. In addition, all of the Company's borrowings are secured by the Company's assets and in the event of any default provisions; the Company's assets would be available to the creditor to satisfy the Company's obligations.

The Company may not be able to purchase receivables at favorable prices and is subject to competition for such receivables

         The Company's success depends upon the continued availability of receivables that meet its requirements. The availability of receivable portfolios at favorable prices depends on a number of factors outside of the Company's control, including the continuation of the current growth trends in consumer debt and sales of receivable portfolios by originating institutions, as well as competitive factors affecting potential purchasers and sellers of receivables. In this regard, the Company competes with other purchasers of defaulted consumer receivables and with third-party collection agencies, and is affected by financial services companies that manage their own defaulted consumer receivables.

         Some of the Company's competitors have greater capital, personnel and other resources than the Company. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce the Company's access to receivables. In addition aggressive pricing by competitors could raise the price of receivable portfolios above levels that the Company is willing to pay.

The Company may not be able to recover sufficient amounts on its receivables to fund its operations

         The Company acquires, services and sells consumer receivables that the borrowers have failed to pay and the sellers have charged-off. The originating institutions generally have made numerous attempts to collect on these obligations, often using both its in-house collection staff and third party collection agencies. These receivables are difficult to collect and the Company may not recover its acquisition cost of the receivables and the costs associated with servicing the receivables.

The loss of the Company's key personnel may adversely affect the Company's operations

         The loss of the services of one or more of the Company's executive officers or key employees could disrupt its operations. The Company has employment agreements with Gary Stern, the Company's President and CEO and Mitchell Herman, Company's Chief Financial Officer. The agreements contain noncompetition provisions that survive termination of employment in some circumstances. However, these agreements do not assure the continued services of these officers and we cannot assure that the noncompetition provisions will be enforceable. Competition for qualified executive officers is intense. In addition, if the Company is unable to attract, retain and motivate other highly skilled employees, its business and financial condition could be materially adversely affected.

The Company uses estimates in its accounting and the Company would have to reduce its earnings if actual results are less than estimated

         In accounting for some receivable portfolios, the Company makes estimates and assumptions that could affect their reported amounts. If recoveries on portfolios in future periods are less than what was estimated in the current year, the Company would recognize a charge to earnings in future periods which would reduce the Company's earnings during such periods.

Defaults under the Company's Contracts would affect the Company's results of operations

         The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of Contracts purchased and serviced by the Company. A portion of the loans purchased by the Company may default. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for losses on loans held by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. The allowance for credit losses is increased by the provision for losses and for recoveries on Contracts that were previously charged-off and deceased for Contacts that are charged-off.

The Company's recoveries on consumer receivables may decrease in a weak economic cycle

         The Company cannot assure that its recoveries on consumer receivables acquired for liquidation would not worsen in a week economic cycle. If the Company's actual recoveries are lower than projected when the portfolio was purchased, the Company's financial position, liquidity and results of operations could be adversely affected.

         Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession and could cause a decline in values of automobiles securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default.

         Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold. Because the Company focused on Sub-Prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on such loans could be higher than those experienced in the general automobile finance industry and could be more significantly affected by a general economic downturn. In addition, during an economic slowdown or recession, the Company's servicing costs may increase. While the Company believes that the underwriting criteria and collection methods it employs enable it to manage the higher risk inherent in loans made to Sub-Prime borrowers, no assurance can be given that such criteria or methods will provide adequate protection against such risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect the Company's financial position, liquidity and results of operations.

The Company could suffer Year 2000 computer problems which could disrupt its operations

         The Company could be affected by failures of its business systems, as well as those of its suppliers, vendors and third-party collection agencies, due to the potential Year 2000 problem. Any failure could result in a disruption of the Company's collection efforts, which would impair its operations. The Company recently upgraded its computer, telecommunications, software applications, and business systems, and believes that these systems are Year 2000 compliant. However, the Company cannot assure you that Year 2000 problems will not arise with its systems.

         In addition, Year 2000 failures on the part of the Company's suppliers, vendors or third-party collection agencies could occur, which could also disrupt the Company's operations. Potential consequences of the Company's business systems, or the business systems of the third parties with whom the Company conducts business, not being Year 2000 compliant include failure to operate due to a lack of power, disruption or errors in credit information and receivable recovery efforts, and delays in receiving inventory and supplies.

Government regulations may limit the Company's ability to recover and enforce receivables

         Federal and state laws may limit the Company's ability to recover and enforce receivables regardless of any act or omission on the Company's part. Some laws and regulations applicable to credit card issuers may preclude the Company from collecting on receivables it purchases where the card issuer failed to comply with applicable law in generating or servicing the receivables the Company acquired. Laws relating to debt collections also directly apply to the Company's business. The Company's failure to comply with any laws or regulations applicable to it could limit its ability to recover on receivables, which could reduce its earnings. Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit cards or installment accounts. Any new laws, rules or regulations may adversely affect the Company's ability to collect the receivables.

Employees

                  As of September 30, 1999, the Company had 46 full-time employees. The Company is not a party to any collective bargaining agreement.

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

Item 4.       Submission of Matters to a Vote of Security-Holders.

                  None.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

                  Commencing November 13, 1995 the Company's common stock par value $.01 per share ("Common Stock") has been quoted on the NASDAQ Small Cap Market under the symbol "ASFI." On December 13, 1998 there were approximately 34 holders of record of the Common Stock. High and low bid prices of the Common Stock since October 1, 1997 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                                 High                    Low
                                                -----                   -----

October 1, 1997 to December 31, 1997            $1.18                   $0.56
January 1, 1998 to March 31, 1998                0.97                    0.50
April 1, 1998 to June 30, 1998                   1.13                    0.72
July 1, 1998 to September 30, 1998               1.02                    0.50

October 1, 1998 to December 31, 1998             1.06                    0.38
January 1, 1999 to March 31, 1999                1.44                    0.31
April 1, 1999 to June 30, 1999                   2.56                    1.25
July 1, 1999 to September 30, 1999               3.50                    1.25

                  The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future. Under the credit facility with BankAmerica the Company is prohibited from paying dividends on its Common Stock without the consent of BankAmerica.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Results of Operations

Year Ended September 30, 1999 Compared to the Year Ended September 30, 1998

                  Revenues. During the year ended September 30, 1999 revenues increased $6.6 million or 132.0% to $11.6 million from $5.0 million for the year ended September 30, 1998. Interest income during the year ended September 30, 1999 increased $6.4 million or 130.3% to $11.4 million from $4.9 million for the year ended September 30, 1998, and represented 97.9% of total revenues for the year ended September 30, 1999. The increase in interest income is due to the increase of interest income earned on the purchases of consumer receivables acquired for liquidation for the year ended September 30, 1999, as compared to the prior year and partially offset by the reduction in automobile loans receivable. During the year ended September 30, 1999, the Company paid $55.4 million in its acquisition of accounts acquired for liquidation, compared to $3.4 million in the year ended September 30, 1998. In addition, the Company purchased $2.6 million in Contracts during the year ended September 30, 1999 as compared to $13.1 million during the year ended September 30, 1998. Servicing fee income on Contracts sold during the year ended September 30, 1999 increased $190,000 or 380.0% to $240,000 from $50,000 for the year ended September 30, 1998. The increase in servicing fee income, which is net of the servicing assets, is due to the Company writing down its servicing assets to the estimated fair value during the year ended September 30, 1998.

                  Expenses. During the year ended September 30, 1999, general and administrative expenses decreased $142,000 or 4.39 % to $3.1 million from $3.2 million for the year ended September 30, 1998 and represented 36.8% of total expenses. The decrease in general and administrative expenses is due to a decrease in expenses associated with purchasing and servicing Contracts, partially offset by increased expenses associated with acquiring and servicing consumer receivables for liquidation.

                  Interest expense increased by $2.9 million or 375.6% during the year ended September 30, 1999 to $3.6 million from $764,000 for the year ended September 30, 1998 and represented 43.2% of total expenses. The increase is due to an increase in borrowings associated with the purchase of consumer receivables acquired for liquidation during the year ended September 30, 1999 compared to the year ended September 30, 1998.

                  During the year ended September 30, 1999, the provision for credit losses decreased by $2.9 million or 63.0% to $1.7 million from $4.6 million for the year ended September 30, 1998. The decrease is due to the decrease in the amount of Contracts purchased during the year ended September 30, 1999 as compared to the year ended September 30, 1998.

Year Ended September 30, 1998 Compared to the Year Ended September 30, 1997

                  Revenues. During the year ended September 30, 1998, revenues decreased $1.2 million or 21.1% to $4.5 million from $5.7 million for the year ended September 30, 1997. Interest income increased $1.9 million or 76.0% from $2.5 million to $4.4 million for the year ended September 30, 1997, and represented 98.9% of total revenues for the year ended September 30, 1998. The increase in interest income is due to the interest income earned on the consumer receivables acquired for liquidation and an increase in dollar amount of Contracts outstanding during the year ended September 30, 1998, compared to the same period in the prior year. During the year ended September 30, 1998, the Company purchased $18.0 million in Contracts from Dealers, compared to $23.0 million in the year ended September 30, 1997. The decrease in the number of Contracts purchased from Dealers resulted from the Company's recent refocusing of its strategic business objectives by its expansion into the consumer receivables liquidation sector. Servicing fee income on Contracts sold decreased $633,000 from $683,000 to $50,000 for the year ended September 30, 1997. The decrease in servicing fee income is due to the decrease in the dollar amount of Contracts serviced by the Company during the year ended September 30, 1998 and worse than expected performance on the Contracts serviced.

                  Expenses. During the year ended September 30, 1998, general and administrative expenses decreased $352,000 or 9.78% from $3.6 million to $3.2 million for the year ended September 30, 1997 and represented 37.7% of total expenses. The decrease in general and administrative expenses is due to a decrease in expenses associated with purchasing Contracts.

                  Interest expense increased by $333,000 or 77.3% during the year ended September 30, 1998 from $431,000 to $764,000 for the year ended September 30, 1997, and represented 8.9% of total expenses. The increase is due to an increase in borrowings under the Company's lines of credit with BankAmerica and Sterling Financial Services Company and interest accrued and/or paid on loans from an affiliate.

                  During the year ended September 30, 1998, the provision for credit losses increased by $2.2 million or 91.7% from $2.4 million to $4.6 million for the year ended September 30, 1997. The increase reflects higher than expected losses on loans previously sold and serviced by the Company.

Seasonality

                  Management of the Company believes that the Company's operations may, to some extent, be affected by high delinquency rates by borrowers on Contracts and lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods.

Liquidity and Capital Needs

                  The Company's primary sources of cash include borrower payments on consumer receivables acquired for liquidation and Contracts. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation. As of September 30, 1999, the Company's cash and cash equivalents increased to $780,000 from $163,000 at September 30, 1998. The increase was due to an increase in cash collected during the last few days in September 1999 that was not yet available to pay down debt compared to cash collected in September 1998.

                  Net cash provided by operating activities was $6.3 million during the year ended September 30, 1999, compared to $1.8 million during the year ended September 30, 1998. Cash used for purchasing accounts acquired liquidation was $55.4 million during the year ended September 30, 1999, compared to $3.4 million in the year ended September 30, 1998. Cash used for purchasing Contacts was $2.6 million during the year ended September 30, 1999, compared to $13.2 million in the year ended September 30, 1998.

                  The Company's cash requirements have been and will continue to be significant. The Company depends on external financing for purchasing consumer receivables. At September 30, 1999, the Company did not have any open lines of credit to purchase consumer receivables but was in negotiations with several banks to arrange financing for future purchases.

         In March 1999, the Company borrowed funds from three financial institutions aggregating $52.0 million and $1.0 million from a Company controlled by the principal stockholders of the Company. Each financial institution's note is collateralized by specific portfolios of accounts acquired for liquidation. During the year ended September 30, 1999, the Company repaid approximately $41.0 million of the $52.0 million borrowed.

         A bank provided $10.0 million in exchange for a note payable with interest at the prime rate plus 4.5% per annum and the first million dollars collected on the portfolio after repayment of the note and interest. As of September 30, 1999, $779,000 was outstanding.

         A factoring company loaned the Company $5.0 million in exchange for a note payable with interest at 20% per annum. As of September 30, 1999, the outstanding balance due was $1.9 million.

         An investment banking firm provided $37.0 million in exchange for a note payable with interest at the LIBOR rate plus 2% plus $1.5 million to be collected on a different portfolio (payable after the $5.0 million note payable to the factoring company is repaid) and sharing in subsequent collections, net of expenses of the portfolio collateralizing this obligation. As of September 30, 1999, the outstanding balance of the note was $8.0 million.

         In January 1998, the Company renewed its credit facility with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $20 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to 83% (the "advance rate") of its net eligible automobile Contracts (depending upon the trade-in value of the automobiles securing the Contracts), but in no event more than $20 million. The advance rate is subject to decreases based on certain loan performance criteria established by BankAmerica. At September 30, 1999, the Company's advance rate was 75% of net eligible installment Contracts. On June 30, 1999, at the Company's request, BankAmerica reduced the maximum amount the of the Credit Facility from $20 million to $8 million. At September 30, 1999, advances under this facility aggregated $5.4 million. The Company's ability to continue to borrow under the Credit Facility will be dependent upon its compliance with the terms thereof, including compliance with certain financial covenants such as the maintenance of a minimum ratio of earnings before interest and taxes to interest expense, a minimum tangible net worth and a maximum ratio of total liabilities to tangible net worth. In addition, events of default under the Credit Facility will occur if, among other things, if the existing stockholders of the Company no longer own at least 51% of the outstanding Common Stock, or if there occurs a material adverse change in the Company's financial condition. Pursuant to the Credit Facility, BankAmerica's consent will be required for the Company to make bulk purchases or sales of Contracts.

         The BankAmerica Facility is secured by a first priority security interest in the Company's Contracts and a pledge by the Company's principal stockholders of 2,252,000 shares of the Company's common stock.

         In April 1998, the Company entered into demand credit facility a bank under which the Company can borrow at an advance rate of 65% of eligible loans up to a maximum of $1.0 million. At September 30, 1999, advances under this facility aggregated $16,000. The advances bear interest at the prime rate plus 4%.

                  The Company anticipates the funds available under its Credit Facilities and notes payable, funds made available by an Affiliate, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months.

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

         As of September 30, 1999, the Company has spent approximately $20,000 on the Year 2000 compliance and does not anticipate any additional costs associated with Year 2000 compliance.

         In the event that efforts of the Company's Year 2000 project did not address all potential systems problems, the Company is currently developing business interruption contingency plans, which include ensuring that all staff are available or scheduled to work prior to, during and immediately after December 31, 1999. Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

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

Forward-Looking Statements

         This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-K. These factors include the following: the Company is dependent on external sources of financing to fund its operations; the Company may not be able to purchase receivables at favorable prices and is subject to competition for such receivables; the Company may not be able to recover sufficient amounts on its receivables to fund its operations; government regulations may limit the Company's ability to recover and enforce receivables and other risks.

Item 7.       Financial Statements.

                  The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

                  Index to Audited Financial Statements:                                      Page
                  --------------------------------------                                      ----
                  Independent Auditors' Report                                                 F-1

                  Consolidated Balance Sheets - September 30, 1999 and 1998                    F-2

                  Consolidated Statements of Operations - Years ended
                  September 30, 1999 and 1998                                                  F-3

                  Consolidated Statements of Shareholders' Equity - Years ended
                  September 30, 1999 and 1998                                                  F-4

                  Consolidated Statements of Cash Flows - Years ended
                  September 30, 1999 and 1998                                                  F-5

                  Notes to Consolidated Financial Statements                                   F-6

                                       25

                               ASTA FUNDING, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

ASTA FUNDING, INC.

Contents

                                                                        Page
                                                                        ----
Consolidated Financial Statements

   Independent auditors' report                                          F-1

   Balance sheets as of September 30, 1999 and 1998                      F-2

   Statements of operations for the years ended
      September 30, 1999 and 1998                                        F-3

   Statements of changes in stockholders' equity for the
      years ended September 30, 1999 and 1998                            F-4

   Statements of cash flows for the years ended
      September 30, 1999 and 1998                                        F-5

   Notes to financial statements                                         F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Asta Funding, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, the Company revised its method of computing the value of the residual interests related to loans sold and, accordingly, restated its 1998 financial statements

Richard A. Eisner & Company, LLP

Florham Park, New Jersey
October 29, 1999

ASTA FUNDING, INC.

Consolidated Balance Sheets

                                                                                                    September 30,
                                                                                               -----------------------
                                                                                                  1999          1998
                                                                                               ---------      --------

ASSETS
   Cash and cash equivalents                                                             $       780,000    $      163,000
   Restricted cash and cash equivalents (Note G)                                                  49,000            62,000
   Consumer receivables acquired for liquidation (Notes B[4] and E)                           16,500,000           919,000
   Auto loans receivable, (less allowance for credit losses of $1,122,000 in
      1999 and $1,209,000 in 1998 (Note D)                                                     8,344,000        14,985,000
   Servicing assets (Notes B[11] and H)                                                                             36,000
   Residual interest (Notes B[12] and H)                                                                            14,000
   Furniture and equipment (net of accumulated depreciation of $246,000
      in 1999 and $156,000 in 1998) (Notes B[5] and F)                                           174,000           150,000
   Repossessed automobiles held for sale (net of allowance for losses of
      $200,000 in 1999 and $200,000 in 1998)                                                     460,000           366,000
   Deferred income taxes (Note J)                                                                610,000           366,000
   Income taxes receivable                                                                                         527,000
   Other assets                                                                                  643,000           541,000
                                                                                         ---------------    --------------

                                                                                         $    27,560,000    $   18,129,000
                                                                                         ===============    ==============


LIABILITIES
   Advances under lines of credit (Note I)                                               $     5,422,000    $   11,450,000
   Notes payable (Note I)                                                                     10,636,000
   Accounts payable and accrued expenses                                                         256,000           385,000
   Income taxes payable                                                                          663,000
   Due to affiliate (Note K)                                                                   2,473,000           917,000
                                                                                         ---------------    --------------

        Total liabilities                                                                     19,450,000        12,752,000
                                                                                         ---------------    --------------

Commitments (Notes K and L)

STOCKHOLDERS' EQUITY (Note M)
Common stock, $.01 par value, authorized 10,000,000 shares, issued
   and outstanding 3,945,000 shares                                                               39,000            39,000
Additional paid-in capital                                                                     9,602,000         9,602,000
Accumulated deficit                                                                           (1,531,000)       (4,264,000)
                                                                                         ---------------    --------------

        Total stockholders' equity                                                             8,110,000         5,377,000
                                                                                         ---------------    --------------

                                                                                         $    27,560,000    $   18,129,000
                                                                                         ===============    ==============

                         See notes to financial statements                   F-2

ASTA FUNDING, INC.

Consolidated Statements of Operations

                                                                                          Year Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                    1999              1998
                                                                                 -------------   -------------
                                                                                                 (as restated)
                                                                                                   (Note A)

Interest income                                                                  $  11,363,000    $   4,933,000

Servicing fee income                                                                   240,000           50,000
                                                                                 -------------    -------------
                                                                                    11,603,000        4,983,000
                                                                                 -------------    -------------
General and administrative expenses (Note L)                                         3,094,000        3,236,000

Provision for credit losses                                                          1,688,000        4,567,000

Interest expense (Note K)                                                            3,634,000          764,000
                                                                                 -------------    -------------
                                                                                     8,416,000        8,567,000
                                                                                 -------------    -------------

Income (loss) before provision (benefit) for income taxes                            3,187,000       (3,584,000)

Provision (benefit) for income taxes (Note J)                                          454,000       (1,044,000)
                                                                                  ------------    -------------

Net income (loss)                                                                $   2,733,000    $  (2,540,000)
                                                                                 =============    =============

Basic and diluted net income (loss) per share                                         $.69             $(.64)
                                                                                      ====             ======


See notes to financial statements                                            F-3

Consolidated Statements of Changes in Stockholders' Equity


                                                                                                                     Accumulated
                                                                                Additional                              Other
                                                        Common Stock             Paid-in         Accumulated        Comprehensive
                                                    Shares        Amount         Capital           Deficit              Income
                                                 -----------    ---------    -------------    --------------     ----------------

Balance, as originally reported
   September 30, 1997                              3,945,000    $  39,000    $  9,602,000       $(1,236,000)            $82,000

Restatement (Note A)                                                                               (488,000)
                                                 -----------    ---------    ------------     -------------      ----------------

Balance, as restated
   September 30, 1997                              3,945,000       39,000       9,602,000        (1,724,000)             82,000

Change in unrealized gain on residual
   interest, net of income tax effect                                                                                   (82,000)

Net loss                                                                                         (2,540,000)
                                                 -----------    ---------    ------------      ------------      ----------------

Balance, September 30, 1998                        3,945,000       39,000       9,602,000        (4,264,000)                  0


Exercise of options                                   25,000

Cancellation of common stock (Note
   M[2])                                             (25,000)

Net income                                                                                        2,733,000
                                                 -----------    ---------    ------------     -------------      ----------------

Balance, September 30, 1999                        3,945,000    $  39,000    $  9,602,000     $  (1,531,000)           $      0
                                                 ===========    =========    ============     ==============     ================


                               [RESTUBBED TABLE]




                                                      Comprehensive
                                                          Income              Total
                                                    ----------------     ------------

Balance, as originally reported
   September 30, 1997                                                      $8,487,000

Restatement (Note A)                                                         (488,000)
                                                                         -------------

Balance, as restated
   September 30, 1997                                                       7,999,000

Change in unrealized gain on residual
   interest, net of income tax effect                     $(82,000)           (82,000)

Net loss                                                (2,540,000)        (2,540,000)
                                                   ---------------       ------------

Balance, September 30, 1998                            $(2,622,000)         5,377,000
                                                   ===============

Exercise of options

Cancellation of common stock (Note
   M[2])

Net income                                              $2,733,000          2,733,000
                                                   ---------------        -----------

Balance, September 30, 1999                             $2,733,000         $8,110,000
                                                   ===============         ==========

See notes to financial statements                                            F-4

ASTA FUNDING, INC.

Consolidated Statements of Cash Flows


                                                                                                  Year Ended September 30,
                                                                                             --------------------------------
                                                                                                   1999               1998
                                                                                             --------------    --------------
                                                                                                                (as restated)
                                                                                                                    (Note A)
Cash flows from operating activities:
   Net income (loss)                                                                         $    2,733,000     $   (2,540,000)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                                               132,000            635,000
        Amortization of loan discount                                                             1,000,000
        Provisions for losses                                                                     1,688,000          4,567,000
        Deferred income taxes                                                                      (244,000)          (586,000)
        Expenses advanced by affiliate                                                               58,000             73,000
        Writedown of residual interest                                                                                 250,000
      Changes in:
        Restricted cash and cash equivalents                                                         13,000            (81,000)
        Repossessed automobiles held for sale                                                       (94,000)          (243,000)
        Income taxes receivable                                                                     527,000           (109,000)
        Other assets                                                                               (102,000)          (117,000)
        Income taxes payable                                                                        663,000
        Accounts payable and accrued expenses                                                      (129,000)           (33,000)
                                                                                             --------------     --------------

           Net cash provided by operating activities                                              6,245,000          1,816,000
                                                                                             --------------     --------------

Cash flows from investing activities:
   Auto loans purchased                                                                          (2,603,000)       (13,155,000)
   Auto loan principal payments                                                                   7,806,000          4,666,000
   Purchase of consumer receivables acquired for liquidation                                    (55,444,000)        (3,407,000)
   Principal payments received from sale or collection of consumer receivables
      acquired for liquidation                                                                   39,613,000          2,488,000
   Purchase of securitization certificates                                                                          (4,600,000)
   Principal payments received on residual interest                                                  14,000             63,000
   Capital expenditures                                                                            (120,000)           (72,000)
                                                                                             --------------     --------------

           Net cash used in investing activities                                                (10,734,000)       (14,017,000)
                                                                                              -------------     --------------

Cash flows from financing activities:
   Advances from affiliate                                                                        1,498,000            410,000
   Advances (repayments) under lines of credit                                                   (6,044,000)        11,450,000
   Proceeds from notes payable                                                                   52,000,000
   Repayments of notes payable                                                                  (42,348,000)
                                                                                             --------------     --------------

           Net cash provided by financing activities                                              5,106,000         11,860,000
                                                                                             --------------     --------------

Net increase (decrease) in cash                                                                     617,000           (341,000)

Cash at beginning of year                                                                           163,000            504,000
                                                                                             --------------     --------------

Cash at end of year                                                                          $      780,000     $      163,000
                                                                                             ==============     ==============

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                               $    3,679,000     $      674,000
      Income taxes                                                                                    1,000              1,000


                       See notes to financial statements                     F-5

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998




NOTE A - RESTATEMENT

During the year ended September 30, 1997, Asta Funding, Inc. (the "Company") securitized and sold loans with limited recourse. At the time of the sale, the Company recognized a residual interest using the cash-in method of computing its estimated value. Subsequent guidance on implementation of the standard on accounting for transfers of financial assets issued by the staff of the Financial Accounting Standards Board in December 1998 provided that the estimated value of residual interests should be determined using the cash-out method, which results in a lower fair value for the residual interest (and a resultant lower gain on sale) and increased amounts of interest income subsequent to the sale. The staff of the Securities and Exchange Commission advised the Company that such guidance be reflected retroactively. Accordingly, prior year financial statements have been adjusted resulting in the accumulated deficit as of September 30, 1997 and the loss for the year ended September 30, 1997being increased and the net loss for the year ended September 30, 1998 being decreased from amounts previously reported by $488,000 ($.13 per share).

NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]    The Company:

       Prior to May 1999, the Company was primarily engaged in the business of purchasing and servicing retail installment sales contracts originated by automobile dealers financing the purchase primarily of used automobiles by sub-prime borrowers. The loans were generally purchased from automobile dealers in the northeastern and mid-atlantic states. The Company ceased accepting new automobile contracts for funding on May 1, 1999 and will liquidate all remaining contracts. Currently, the Company's primary business is purchasing and liquidating nonperforming consumer loans.

[2]    Principles of consolidation:

       The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

[3]    Cash and cash equivalents:

       The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

       The Company maintains cash balances in various financial institutions. Management periodically evaluates the creditworthiness of such institutions.

[4]    Income recognition:

       The Company recognizes income on nonperforming loan portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of loans, the Company's management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. If future cash flows cannot be estimated, the cost recovery method is used. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio.

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

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]    Furniture and equipment:

       Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets
       (5 to 7 years).

[6]    Credit losses:

       Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review of loans receivable. Loans receivable are charged-off when management deems them to be uncollectible.

[7]    Loan origination fees and costs:

       Direct loan origination fees collected and costs incurred are deferred and amortized over the average lives of the loans using the interest method. Unamortized amounts are recognized in operations at the time that loans are sold or paid in full.

[8]    Repossessed automobiles held for sale:

       Upon foreclosure of the loan, the Company records repossessed automobiles at the lower of the loan balance or estimated fair value of the automobile.

       After foreclosure, valuations are periodically performed by management and the carrying value of the automobiles are adjusted to the lower of cost recorded upon repossession or estimated fair value.

[9]    Income taxes:

       Deferred federal and state taxes arise from net operating losses and temporary differences resulting primarily from the provision for credit losses and funds deposited in accounts for loans sold being reported for financial accounting and tax purposes in different periods.

[10]   Net income (loss) per share:

       Basic per share data is determined by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted per share data is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using average market price for the period. For 1998, all potentially dilutive securities have been excluded from the calculation since they would be antidilutive.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the computation of basic and diluted per share data for the years ended September 30, 1999 and 1998:

                                                         1 9 9 9                                           1 9 9 8
                                      ------------------------------------------    -----------------------------------------------
                                                         Weighted                                          Weighted
                                                         Average       Per Share                           Average         Per Share
                                      Net Income          Shares         Amount         Net Loss            Shares           Amount
                                      ----------        ----------     ---------     -----------       -------------         ------

Basic                                 $2,733,000         3,946,000        $.69       $(2,540,000)          3,945,000         $(.64)
                                      ----------                         =====       -----------       -------------         ======
Effect of dilutive stock
   options                                                  26,000
                                      ----------        ----------
Diluted                               $2,733,000         3,972,000       $0.69       $(2,540,000)          3,945,000         $(.64)
                                      ==========        ==========       =====       ============      =============         ======

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

[14]   Comprehensive income:

       During the year ended September 30, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE B - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - SEGMENT REPORTING

The Company has two reportable segments: auto receivables and consumer receivables. The auto receivables segment is in the business of liquidating sub-prime auto receivables. The consumer receivables segment liquidates nonperforming consumer credit card receivables.

The accounting policies of the segments are those described in the summary of significant accounting policies.

                                                    1 9 9 9                                          1 9 9 8
                                  -------------------------------------------    --------------------------------------------
                                     Auto           Consumer                           Auto          Consumer
                                  Receivables     Receivables         Total        Receivables     Receivables        Total
                                  -----------     -----------     -----------    -------------     -----------     -----------
     Service fee income            $  240,000                     $   240,000    $    50,000                       $    50,000
     Interest income                3,720,000    $ 7,643,000       11,363,000      4,209,000        $724,000         4,933,000
     Interest expense                 821,000      2,813,000        3,634,000        746,000          18,000           764,000
     Depreciation                      97,000                          97,000         76,000                            76,000
     Segment income (loss)           (501,000)     3,234,000        2,733,000     (3,225,000)        685,000        (2,540,000)
     Segment assets                 9,917,000     17,643,000       27,560,000     17,177,000         952,000        18,129,000


NOTE D - AUTO LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

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

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE D - AUTO LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

As of September 30, 1999 and 1998, nonaccrual auto loans receivable aggregated $206,000 and $385,000, respectively.

Changes in the allowance for credit losses consisted of the following:

                                                     1999            1998
                                                -------------   -------------
             Balance, beginning of period       $   1,209,000   $     398,000
             Provisions                             1,438,000       1,897,000
             Charge-offs                           (1,662,000)     (1,632,000)
             Recoveries                               137,000         546,000
                                                -------------   -------------

             Balance, end of period             $   1,122,000   $   1,209,000
                                                =============   =============


NOTE E - CONSUMER RECEIVABLES  ACQUIRED FOR LIQUIDATION

As of September 30, 1999, the Company used the interest method on portfolios with carrying values aggregating $9,494,000 and the cost recovery method on portfolios with carrying values aggregating $7,006,000.

NOTE F - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 1999 and 1998 consist of the following:

                                                       1999           1998
                                                  -----------     -----------
             Furniture                            $    46,000     $    46,000
             Equipment                                374,000         260,000
                                                  -----------     -----------

                                                      420,000         306,000
             Less accumulated depreciation            246,000         156,000
                                                  -----------     -----------

             Balance, end of period               $   174,000     $   150,000
                                                  ===========     ===========

Depreciation expense for the years ended September 30, 1999 and 1998 aggregated $97,000 and $76,000, respectively.


NOTE G - RESTRICTED CASH

In connection with the sale of loans in 1997, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE H - SERVICING ASSETS AND RESIDUAL INTEREST

Changes in servicing assets and residual interest for the two years ended September 30, 1999 are as follows:

                                                   Servicing         Residual
                                                     Assets          Interest
                                                --------------    ------------

             Balance, September 30, 1997        $      897,000    $    952,000
             Amortization/principal payments          (560,000)       (551,000)
             Impairment loss                                          (250,000)
             Transfer to loans receivable             (301,000)
             Change in market value                                   (137,000)
                                                --------------    ------------

             Balance, September 30, 1998                36,000          14,000
             Amortization/principal payments           (36,000)        (14,000)
                                                --------------    ------------

             Balance, September 30, 1999        $            0    $          0
                                                ==============    ============

In May 1998, the Company repurchased the outstanding Certificates on the 1996-1 Trust, which had a remaining principal balance of $5,953,000 for an aggregate purchase price of $5,544,000. Of the purchase price, $4,600,000 was funded directly by a line of credit and $244,000 was funded directly by an affiliate. Accordingly, the remaining related servicing asset was reclassified to loans receivable.

NOTE I - FINANCING

In January 1998, the Company entered into a two year credit facility with a bank under which the Company can borrow, at an advance rate of up to 83% of eligible loans, up to a maximum of $20 million. In June 1999, the credit facility was reduced to a maximum of $8 million. As of September 30, 1999, the Company's advance rate was 75% of eligible loans and advances aggregated $5,406,000. The advances bear interest at the prime rate plus 1%. This line of credit contains covenants requiring, among other things, maintenance of certain financial ratios and minimum tangible net worth. Additionally, the principal stockholders of the Company pledged 2,252,000 shares of the Company's common stock as additional collateral. As of September 30, 1999, based upon the most restrictive covenants, the Company is precluded from declaring or paying cash dividends.

In April 1998, the Company entered into a demand credit facility with a bank under which it can borrow at an advance rate of 65% of eligible loans receivable up to a maximum of $1 million. As of September 30, 1999, advances under this facility aggregated $16,000. The advances bear interest at the prime rate plus 4%.

In March 1999, the Company borrowed funds from three financial institutions aggregating $52,000,000. Each financial institution's note is collateralized by specific portfolios of consumer receivables acquired for liquidation. The borrowings from the financial institutions, which had aggregate outstanding balances of $10,676,000 at September 30, 1999, are as follows:

    a) A bank provided $10,000,000 in exchange for a note payable with interest at the prime rate plus 4.25% per annum and the first million dollars collected on the portfolio after repayment of the note and interest. As of September 30, 1999, $779,000 was outstanding.

    b) A factoring company loaned the Company $5,000,000,in exchange for a note payable with interest at 20% per annum. As of September 30, 1999, the outstanding balance due was $1,856,000.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE I - FINANCING (CONTINUED)

    c) An investment banking firm provided $37,000,000 in exchange for a note payable with interest at the LIBOR rate plus 2% plus $1,500,000 to be collected on a different portfolio (payable after the $5,000,000 note payable to the factoring company is repaid) and sharing in subsequent collections, net of expenses of the portfolio collateralizing this obligation. As of September 30, 1999, the outstanding balance of the note was $8,000,000.

NOTE J - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows:
                                                       1999             1998
                                                 -------------     -------------
      Deferred tax assets:
         Allowance for credit losses             $     528,000     $    989,000
         Net operating losses                           82,000          443,000
                                                 -------------     -------------

            Total deferred tax assets                  610,000        1,432,000

      Deferred tax liabilities:
         Restricted cash and cash equivalents                           181,000

      Valuation allowance                                              (885,000)
                                                 -------------     -------------
      Net deferred tax assets                     $    610,000     $    366,000
                                                 =============     =============

The components of the provision (benefit) for income taxes for the years ended September 30, 1999 and 1998 are as follows:

                                                      1999              1998
                                                 -------------    --------------
       Current:
          Federal                                $     698,000    $    (458,000)
                                                 -------------    --------------

       Deferred:
          Federal                                     (138,000)        (451,000)
          State                                       (106,000)        (135,000)
                                                 -------------    --------------

                                                      (244,000)        (586,000)
                                                 -------------     -------------

       Provision (benefit) for income taxes      $     454,000    $  (1,044,000)
                                                 =============    ==============

The deferred tax valuation allowance decreased by $885,000 during the year ended September 30, 1999 and increased by $885,000 during the year ended September 30, 1998.

As of September 30,1999, the Company has a net operating loss carryforward for state tax purposes aggregating $1,077,000 expiring in 2005.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE J - INCOME TAXES (CONTINUED)

The difference between the statutory federal income tax (benefit) rate on the Company's pre-tax income (loss) and the Company's effective income tax rate is summarized as follows:

                                                          1999           1998
                                                         -----          -----
     Statutory federal income tax rate                    34.0%         (34.0)%
     State income tax, net of federal benefit             (1.8)          (2.6)
     Reversal of income tax accruals                                    (11.7)
     Other                                                  .4            2.8
     Increase (decrease) in valuation allowance          (18.4)          16.3
                                                         -----           ----

     Effective income tax rate                            14.2%         (29.2)%
                                                         =====          ======


NOTE K - RELATED PARTY TRANSACTIONS

The Company leases its facilities through July 2000 pursuant to a sublease from a company controlled by the principal stockholders of the Company (the "Affiliate"). The terms of the sublease are substantially identical to the terms of the underlying lease between the Affiliate and the lessor. The future minimum lease payment as of September 30, 2000 is $87,000 which is payable during the year ended September 30, 2000.

Rent expense for the years ended September 30, 1999 and 1998 was approximately $121,000 and $127,000, respectively, (including $108,000 and $109,000 to the
Affiliate).

During the years ended September 30, 1999 and 1998, salaries, related payroll taxes and other expenses allocated from the Affiliate aggregated $49,000 and $74,000, respectively. Management allocates costs monthly based upon its estimate of the cost of services provided by the Affiliate.

During the years ended September 30, 1999 and 1998, the Affiliate advanced funds to the Company. Interest expense, at 12 percent per annum, aggregated $218,000 and $44,000 in the years ended September 30, 1999 and 1998, respectively. Additionally, the Affiliate purchased a $700,000 loan participation from the bank that advanced the Company $10,000,000 and a $500,000 subordinated participation from a factoring company that loaned the Company $5,000,000 (see
Note I). As of September 30, 1999, $500,000 was outstanding on these obligations and are included in notes payable.

NOTE L - COMMITMENTS

During October 1998, the Company entered into employment agreements with two executives which expire in September 2001. Under the terms of the agreements, the aggregate annual base salaries effective September 30, 1999 are $320,000. Additionally, each executive may be granted annual bonuses.

The Company has a one-year consulting agreement with a director of the Company, pursuant to which he will be paid an annual fee of $75,000. Included in the accompanying consolidated statements of operations for the year ended September 30, 1999 and 1998 is $75,000, per annum of consulting expense related to this and a prior consulting agreement.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998

NOTE M - STOCKHOLDERS' EQUITY

[1]    Stock options:

       The Company has a stock option plan under which 395,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from September 2005 through June 2009.

       The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's proforma net income and net income per share for 1999 would have been approximately $2,600,000 and $.69, respectively. The weighted average fair value of the options granted during 1999 were $1.46 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 94%, expected life 10 years, risk free interest rate of 5.9%.

       The following table summarizes stock option transactions under the plan:

                                                                                   Year Ended September 30,
                                                                -----------------------------------------------------
                                                                           1999                     1998
                                                                -------------------------  --------------------------
                                                                                Weighted                   Weighted
                                                                                 Average                    Average
                                                                                Exercise                   Exercise
                                                                   Shares         Price       Shares        Price
                                                                ----------      --------     -------       ---------

          Outstanding options at the beginning of year             284,500        $4.34       284,500       $4.34
          Options granted                                          132,000         1.63
          Options exercised                                        (25,000)         .01
                                                                -----------       -----    ----------       -----

          Outstanding options at the end of year                   391,500        $3.70       284,500       $4.34
                                                                ==========        =====    ==========       =====


The following table summarizes information about the Plan's outstanding options as of September 30, 1999:

                                                       Options Outstanding                         Options Exercisable
                                         -----------------------------------------------       --------------------------
                                                              Weighted
                                                               Average          Weighted                         Weighted
                                                              Remaining          Average                          Average
                   Range of                 Number           Contractual        Exercise         Number          Exercise
                Exercise Price           Outstanding       Life (in Years)        Price        Exercisable         Price
                --------------           -----------       ---------------      --------       -----------       ---------

               $1.625 - $1.75              146,000               8.72              $1.64          63,833           $1.65
               $4.50 - $5.00               245,500               6.18              $4.93         245,500           $4.93

As of September 30, 1999, 395,000 shares have been reserved for the exercise of stock options, including 3,500 shares available for future grant.

ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998

NOTE M - STOCKHOLDERS' EQUITY (CONTINUED)

[2]    Common stock:

       During the year ended September 30, 1997, an officer terminated his employment with the Company. Pursuant to the agreement, 25,000 shares were subject to cancellation should losses, through December 31, 1998, on certain loans exceed a defined amount. During the year ended September 30, 1999, losses exceeded such amount and the shares were canceled.

NOTE N - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. There were no contributions for the years ended September 30, 1999 and 1998.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following summarizes the information as of September 30, 1999 and 1998 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                       1999                                    1998
                                         --------------------------------        --------------------------------
                                         Carrying Value        Fair Value        Carrying Value        Fair Value
                                         --------------       -----------        --------------       -----------

Cash, restricted cash and
   and cash equivalents                   $   829,000         $   829,000          $   225,000        $   225,000
Consumer receivables
   acquired for liquidation                16,500,000          21,500,000              919,000            919,000
Loans receivable                            8,344,000           9,985,000           14,985,000         16,203,000
Servicing assets and
   residual interests                                                                   50,000             50,000
Advances under lines of
   credit, notes payable and
   due to affiliates                       18,531,000          18,531,000           12,366,000         12,366,000


ASTA FUNDING, INC.

Notes to Financial Statements
September 30, 1999 and 1998


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

Cash, restricted cash and cash equivalents:

The carrying amount approximates fair value.

Consumer receivables acquired for liquidation:

The Company has estimated the fair value based on the present value of expected future cash flows.

Loans receivable, servicing assets and residual interests:

The Company has estimated the fair value based on the present value of expected future cash flows.

Advances under lines of credit, notes payable and due to affiliates:

Since these are primarily variable rate and short-term, the carrying amounts approximate fair value.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                  Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 27, 2000, is incorporated by reference in response to this Item 9.

Item 10. Executive Compensation.

                  Information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 27, 2000 is incorporated by reference in response to this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

                  Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 27, 2000 is incorporated herein by reference in response to this Item 11.

Item 12. Certain Relationships and Related Transactions

Information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 2000 is incorporated by reference in response to this Item 12.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

     Exhibit
     Number
     --------

     3.1  Certificate of Incorporation. (1)

     3.2  By laws. (4)

     10.1 Consulting Agreement, by and between the Company and Arthur Stern. (2)

     10.2 Employment Agreement dated October 1, 1998, by and between the Company and Gary Stern. (4)

     10.3 Employment Agreement dated October 1, 1998, by and between the Company and Mitchell Herman. (4)

     10.4 Credit Facility with BankAmerica. (3)

     21.  Subsidiaries of the Company.

     27.  Financial Data Schedule.

1. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

2. Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

3. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

4. Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

(b)      Reports on Form 8-K

         During the quarter ended September 30, 1999, the Registrant filed a current report on Form 8-K under Item 5 on July 22, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ASTA FUNDING, INC.

Dated:  December 23, 1999                            By:/s/Gary Stern
                                                        -----------------
                                                           Gary Stern
                                                           President

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                        Title                            Date
---------                                                        -----                            -----

/s/Gary Stern                                         President and Director                December 23, 1999
----------------------
Gary Stern

/s/Mitchell Herman                                    Chief Financial Officer, Secretary,   December 23, 1999
----------------------                                Chief Accounting Officer and
Mitchell Herman                                       Director


/s/Arthur Stern                                       Director                              December 23, 1999
----------------------
Arthur Stern

/s/Martin Fife                                        Director                              December 23, 1999
----------------------
Martin Fife

/s/Herman Badillo                                     Director                              December 23, 1999
----------------------
Herman Badillo

/s/General Buster Glosson                             Director                              December 23, 1999
-------------------------
General Buster Glosson

/s/Edward Celano                                      Director                              December 23, 1999
-----------------
Edward Celano




                                      -28-