Form 10QSB
period 1999-12-31
ASTA FUNDING INC
filed 2000-02-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commissions file number: 0-26906
                         -------

                               ASTA FUNDING, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                          Delaware                                                      22-3388607
                          --------                                                      ----------
(State or other jurisdiction of incorporation or organization)               (IRS Employer Identification No.)


       210 Sylvan Ave., Englewood Cliffs, New Jersey                                       07632
       ---------------------------------------------                                       -----
             (Address of principal executive offices)                                    (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 7, 2000, the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes __ No X

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 1999


                                      INDEX



Part I.  Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets as of December 31,1999 (unaudited) and September 30, 1999

             Consolidated Statements of Operations for the three-month periods ended December 31, 1999 and 1998 (unaudited)

             Consolidated Statements of Cash Flows for the three-month periods ended December 31, 1999 and 1998 (unaudited)

             Notes to consolidated financial statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K


Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets
                                                   December 31,    September 30,
                                                   ------------    -------------
                                                       1999             1999
                                                       ----             ----
                                                     Unaudited
Assets
Cash                                               $    871,000    $    780,000
Restricted, net                                          50,000          49,000
Consumer receivables acquired for liquidation         8,910,000      16,500,000
Auto loans receivable                                 6,990,000       8,344,000
Furniture and equipment, net                            194,000         174,000
Repossessed automobiles, net                            367,000         460,000
Other assets                                            217,000         643,000
Deffered income taxes                                   530,000         610,000
                                                   ------------    ------------
          Total assets                             $ 18,129,000    $ 27,560,000
                                                   ============    ============


Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses              $    170,000    $    256,000
Advances under lines of credit                        5,347,000       5,422,000
Notes payable                                           416,000      10,636,000
Income taxes payable                                    512,000         663,000
Due to affiliate                                      2,363,000       2,473,000
                                                   ------------    ------------
          Total liabilities                           8,808,000      19,450,000
                                                   ------------    ------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                                39,000          39,000
Additional paid-in capital                            9,602,000       9,602,000
Accumulated deficit                                    (320,000)     (1,531,000)
                                                   ------------    ------------
          Total stockholders' equity                  9,321,000       8,110,000
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 18,129,000    $ 27,560,000
                                                   ============    ============









See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                       Three Months Ended
                                                          December 31,
                                                  ----------------------------
                                                       1999            1998
                                                       ----            ----

Revenues:
Interest                                           $3,109,000       $1,185,000
Servicing fees                                         27,000           43,000
Other income                                             --             17,000
                                                   ----------       ----------
                                                    3,136,000        1,245,000
                                                   ----------       ----------

Expenses:
General and administrative                            875,000          626,000
Provision for credit losses                            55,000          250,000
Interest                                              189,000          277,000
                                                   ----------       ----------
                                                    1,119,000        1,153,000
                                                   ----------       ----------

Income before income taxes                          2,017,000           92,000

Income tax expense                                    806,000           37,000
                                                   ----------       ----------

Net income                                         $1,211,000       $   55,000
                                                   ==========       ==========


Net income per share - Basic                       $     0.31       $     0.01
                                                   ----------       ----------
                     - Diluted                     $     0.30       $     0.01
                                                   ----------       ----------

Weighted average number of shares
      outstanding - Basic                           3,945,000        3,945,000
                                                   ----------       ----------
                  - Diluted                         4,026,000        3,945,000
                                                   ----------       ----------









See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                 Three Months Ended
                                                                                      December 31,
                                                                           -------------------------------
                                                                                1999               1998
                                                                                ----               ----
Cash flows from operating activities:
  Net income                                                               $  1,211,000       $     55,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                22,000             82,000
    Provision for losses                                                         55,000            250,000
    Deferred income taxes                                                        80,000             34,000
    Expenses advanced by affiliate                                                9,000             21,000
    Changes in:
       Restricted cash                                                           (1,000)           (33,000)
       Repossessed automobiles held for sale                                     93,000           (265,000)
       Other assets                                                             426,000            365,000
       Income taxes payable                                                    (151,000)              --
       Accounts payable and accrued expenses                                    (86,000)          (109,000)
                                                                           ------------       ------------
           Net cash provided by operating activities                          1,658,000            400,000

Cash flows from investing activities:
    Auto loans purchased                                                           --           (1,317,000)
    Auto loan principal payments                                              1,299,000          1,943,000
    Purchase of consumer receivables acquired for liquidation                      --           (1,340,000)
    Principal collected on receivables acquired for liquidation               7,590,000               --
    Capital expenditures                                                        (42,000)            (4,000)
                                                                           ------------       ------------
            Net cash provided by (used in) investing activities               8,847,000           (718,000)

Cash flows from financing activities:
    Advances from affiliate                                                    (110,000)         1,256,000
    Advances (repayments) under lines of credit                                 (84,000)          (978,000)
    Repayments of notes payable                                             (10,220,000)              --
                                                                           ------------       ------------
            Net cash (used in) provided by financing activities             (10,414,000)           278,000
                                                                           ------------       ------------

Increase (decrease) in cash                                                      91,000            (40,000)

Cash at the beginning of period                                                 780,000            163,000
                                                                           ------------       ------------
Cash at end of period                                                      $    871,000       $    123,000
                                                                           ============       ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                          $    183,000       $    258,000
         Income taxes                                                      $    875,000       $       --




See accompanying notes to consolidated financial statements

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc. and its wholly-owned subsidiaries (collectively, the "Company") is a diversified consumer finance company that is engaged in the business of purchasing, servicing and selling distressed consumer receivables. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. Most of the Company's receivables are MasterCard and Visa credit card accounts which were charged-off by the issuing banks for non-payment. Prior to May 1, 1999, the Company's business was focused on purchasing, servicing and selling retail installment contracts originated by dealers in the sale primarily of used automobiles to sub-prime borrowers.

The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations for the three-month periods ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the three-month periods ended December 31, 1999 and 1998, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1999 and September 30, 1999, the results of operations for the three month periods ended December 31, 1999 and 1998 and the cash flows for the three-month periods ended December 31, 1999 and 1998 have been made. The results of operations for the three-month periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries: Asta Auto Receivables Company; E.R. Receivables Corp., L.L.C.; RAC Acceptance Co., L.L.C.; Palisades Collections, L.L.C.; Asta Funding Acquisition I, LLC; Asta Funding Acquisition II, LLC; Asta Funding Acquisition III, LLC; and Asta Funding.Com, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Auto Loans Receivable:

The contracts which the Company purchased from dealers provide for finance charges of between 14.95% and 28.95% per annum. Each contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchased contracts at a discount from the full amount financed under a contract.

Note 4: Consumer Receivables Acquired  for Liquidation:

Accounts acquired for liquidation are stated at their net realizable value and consist of consumer loans to individuals throughout the country.

Note 5: Income recognition:

The Company recognizes income on distressed consumer loan portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of loans, the Company's management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. If future cash flows cannot be estimated, the cost recovery method is used. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio.

Interest income from sub-prime automobile loans is recognized using the interest method. Accrual of interest income on loans receivable is suspended when a loan is contractually delinquent more than 60 days. The accrual is resumed when the loan becomes contractually current, and past due interest is recognized at that time. In addition, a detailed review of loans will cause earlier suspension if collection is doubtful.

                               Asta Funding, Inc.
 Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

The Company is engaged in the business of purchasing, managing, servicing and selling distressed consumer receivables. Distressed consumer receivables are the unpaid debts of individuals that are owed to banks, finance companies and other credit providers. Most of the Company's receivables are MasterCard and Visa credit card accounts which were charged-off by the issuing banks for non-payment. The Company may also purchase bulk receivable portfolios that include both distressed and performing loans. Prior to May 1, 1999, the Company's business was focused on purchasing, servicing and selling retail installment contracts originated by dealers in the sale primarily of used automobiles to sub-prime borrowers.


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

The Company generates revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on consumer receivables acquired for liquidation and automobile contracts.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-QSB. These factors include the following: the Company is dependent on external sources of financing to fund its operations; the Company may not be able to purchase receivables at favorable prices and is subject to competition for such receivables; the Company may not be able to recover sufficient amounts on its receivables to fund its operations; government regulations may limit the Company's ability to recover and enforce receivables and other risks.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

                               Asta Funding, Inc.
 Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Results of operations

The three-month period ended December 31, 1999, compared to the three-month period ended December 31, 1998

Revenues. During the three-month period ended December 31, 1999, revenues increased $1.9 million or 158.3% to $3.1 million from $1.2 million for the three-month period ended December 31, 1998. Interest income increased $1.9 million or 158.3% to $3.1 million from $1.2 million for the three-months ended December 31, 1998, and represented 99% of total revenues for the three-month period ended December 31, 1999. The increase in interest income is due to the increase in the dollar amount of collections on consumer receivables acquired for liquidation during the three-month period ended December 31, 1999, as compared to the same period in the prior year. The Company earned servicing fees of $27,000 for the three months ended December 31, 1999, as compared to $43,000 for the three-month period ended December 31, 1998. The decrease in servicing fee income is due to a decrease in the dollar amount of contracts being serviced for the three-months ended December 31, 1999, as compared to the same period in the prior year.

Expenses. During the three-month period ended December 31, 1999, general and administrative expenses increased $249,000 or 39.5% to $875,000 from $626,000 for the three-months ended December 31, 1998 and represented 78.0% of total expenses. The increase in general and administrative expenses is due to a increase in servicing expenses associated with the consumer receivables acquired for liquidation during the three-month period ended December 31, 1999, as compared to the same period in the prior year.

Interest expense decreased $88,000 or 31.8% to $189,000 from $277,000 for the three-month period ended December 31, 1999, compared to the same period in the prior year and represented 17.0% of total expenses for the three-month period ended December 31, 1999. The decrease is due to an decrease in the outstanding borrowings by the Company under the lines of credit during the three-month period ended December 31, 1999, as compared to the same period in the prior year.

During the three-month period ended December 31, 1999, the provision for credit losses decreased $195,000 or 78.0% to $55,000 from $250,000 for the three-months ended December 31, 1998 and represented 5.0% of total expenses. The decrease in the provision is due to the Company not purchasing any contracts for the three-months ended December 31, 1999.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on consumer receivables acquired for liquidation and automobile contracts. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation. As of December 31, 1999, the Company's cash and cash equivalents increased to $871,000 from $780,000 at September 30, 1999. The increase in cash was due to an accumulation of cash at the end of December 1999 that was not yet available to repay debt.

Net cash provided by operating activities was $1.6 million during the three-months ended December 31,1999, compared to net cash provided of $400,000 during the three-months ended December 31, 1998. Net cash provided by investing activities was $8.8 million during the three-months ended December 31, 1999, compared to net cash used of $718,000 during the three months ended December 31, 1998. Net cash used in financing activities was $10.4 million during the three-months ended December 31, 1999, compared to net cash provided of $278,000 during the three-months December 31, 1998.

The Company's cash requirements have been and will continue to be significant. The Company depends on external financing for purchasing consumer receivables. At December 31, 1999, the Company had a $4.0 million line of credit with a bank to purchase consumer receivables and was in negotiations with other financial institutions for additional lines of credit.

In December 1999, a bank provided the Company with a $4.0 million line of credit, payable on demand with interest at the prime rate plus 1%. As of December 31, 1999, the outstanding balance due was $1.2 million.

                               Asta Funding, Inc.
     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

In March 1999, the Company borrowed funds from three financial institutions aggregating $52.0 million and $1.0 million from a Company controlled by the principal stockholders of the Company. Each financial institution's note is collateralized by specific portfolios of consumer receivables acquired for liquidation. During the year ended September 30, 1999 and the three-months ended December 31, 1999, the repaid approximately $41.0 million and $10.2 million respectively of the $52.0 million borrowed.

     o A bank provided $10.0 million in exchange for a note payable with interest at the prime rate plus 4.5% per annum and the first million dollars collected on the portfolio after repayment of the note and interest. As of December 31, 1999, the bank had been paid in full.

     o A factoring company loaned the Company $5.0 million in exchange for a note payable with interest at 20% per annum. As of December 31, 1999, the outstanding balance due was $416,000.

     o An investment banking firm provided $37.0 million in exchange for a note payable with interest at the LIBOR rate plus 2% plus $750,000 to be collected on a different portfolio (payable after the $5 million note payable to the factoring company is repaid) and sharing in subsequent collections, net of expenses of the portfolio collateralizing this obligation. As of December 30, 1999, the note had been paid in full but the other obligations were still due.

In January 1998, the Company renewed its credit facility with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $20 million. The Credit Facility has a term of two years. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to 83% (the "advance rate") of its net eligible automobile Contracts (depending upon the trade-in value of the automobiles securing the Contracts), but in no event more than $20 million. The advance rate is subject to decreases based on certain loan performance criteria established by BankAmerica. At December 31, 1999, the Company's advance rate was 75% of net eligible installment Contracts. On June 30, 1999, at the Company's request, BankAmerica reduced the maximum amount of the Credit Facility from $20 million to $8 million. At December 31, 1999, advances under this facility aggregated $4.1 million.

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

Year 2000

Prior to January 1, 2000, the Company conducted a review of its IT and non-IT systems to identify those systems which could be affected by the potential Year 2000 problem. As a result, the Company believes that all of its IT and non-IT systems were assessed, and if necessary, remedied to be Year 2000 compliant. All of the Company's IT and non_IT systems have continued to function beyond January 1, 2000 without any business interruption. As the Year 2000 progresses, however, the Company may experience problems associated with the Year 2000 that have not yet been discovered. The Company will continue to monitor and test systems as necessary and will remain in place through the end of February 2000.

As of December 31, 1999, the Company has spent approximately $20,000 on the Year 2000 compliance and does not anticipate any additional costs associated with Year 2000 compliance.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 1999


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

         27.1 Financial Data Schedule

         b. No reports on form 8-K were filed by the Company during the quarter ended December 31, 1999.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 1999


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ASTA FUNDING, INC.
                                     (Registrant)


Date: February 11, 2000          By:    /s/ Gary Stern
                                 ----------------------------------------------
                                 Gary Stern, President, Chief Executive Officer
                                 (Principal Executive Officer)


Date: February 11, 2000          By:    /s/ Mitchell Herman
                                 ----------------------------------------------
                                 Mitchell Herman, Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)