Form 10QSB
period 2000-03-31
ASTA FUNDING INC
filed 2000-05-12
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2000, the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2000


                                      INDEX



Part I. Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31,2000 (unaudited) and
              September 30, 1999

            Consolidated Statements of Operations for the three-and six-month periods ended March 31, 2000 and 1999 (unaudited)

            Consolidated Statements of Cash Flows for the six-month periods ended March 31, 2000 and 1999 (unaudited)

            Notes to consolidated financial statements (unaudited)

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information


            Item 1.  Legal Proceedings

            Item 4.  Submission of Matters to a Vote of Security Holders

            Item 5.  Investment in Small Business Resources

            Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                      March 31,                             September 30,
                                                                  ------------                              ------------
                                                                       2000                                      1999
                                                                     Unaudited
Assets
Cash                                                               $ 4,359,000                              $    780,000
Restricted, net                                                         50,000                                    49,000
Consumer receivables acquired for liquidation                        6,573,000                                16,500,000
Auto loans receivable, net                                           5,337,000                                 8,344,000
Furniture and equipment, net                                           209,000                                   174,000
Repossessed automobiles, net                                           371,000                                   460,000
Other assets                                                           685,000                                   643,000
Deferred income taxes                                                  971,000                                   610,000
                                                                  ------------                              ------------
          Total assets                                            $ 18,555,000                              $ 27,560,000
                                                                  ============                              ============


Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses                              $ 2,053,000                                 $ 256,000
Advances under lines of credit                                       2,811,000                                 5,422,000
Notes payable                                                            -                                    10,636,000
Income taxes payable                                                 1,855,000                                   663,000
Due to affiliate                                                     1,152,000                                 2,473,000
                                                                  ------------                              ------------
          Total liabilities                                          7,871,000                                19,450,000
                                                                  ------------                              ------------

Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                                               39,000                                    39,000
Additional paid-in capital                                           9,602,000                                 9,602,000
Retained earnings (accumulated deficit)                              1,043,000                                (1,531,000)
                                                                  ------------                              ------------
          Total stockholders' equity                                10,684,000                                 8,110,000
                                                                  ------------                              ------------
Total liabilities and stockholders' equity                        $ 18,555,000                              $ 27,560,000
                                                                  ============                              ============



Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited


                                                           Three Months Ended             Six Months Ended
                                                                March 31,                     March 31,
                                                    ----------------------------     ---------------------------
                                                        2000             1999            2000            1999
                                                        ----             ----            ----            ----
Revenues:
Interest                                            $ 5,302,000      $ 1,575,000      $ 8,411,000    $ 2,760,000
Servicing fees                                           19,000           67,000           46,000        110,000
Other income                                              -                6,000            -             23,000
                                                    -----------      -----------      -----------    -----------
                                                      5,321,000        1,648,000        8,457,000      2,893,000
                                                    -----------      -----------      -----------    -----------

Expenses:
General and administrative                              933,000          620,000        1,808,000      1,246,000
Provision for credit losses and repurchases           1,980,000          215,000        2,035,000        465,000
Interest                                                135,000          306,000          324,000        584,000
                                                    -----------      -----------      -----------    -----------
                                                      3,048,000        1,141,000        4,167,000      2,295,000
                                                    -----------      -----------      -----------    -----------

Income before income taxes                            2,273,000          507,000        4,290,000        598,000

Income tax expense                                      910,000          203,000        1,716,000        239,000
                                                    -----------      -----------      -----------    -----------

Net income                                          $ 1,363,000        $ 304,000      $ 2,574,000      $ 359,000
                                                    ===========        =========      ===========      =========

Net income per share - Basic                             $ 0.35           $ 0.08           $ 0.65         $ 0.09
                                                    -----------      -----------      -----------    -----------
                     - Diluted                           $ 0.33           $ 0.08           $ 0.64         $ 0.09
                                                    -----------      -----------      -----------    -----------

Weighted average number of shares
      outstanding - Basic                             3,945,000        3,945,000        3,945,000      3,945,000
                                                    -----------      -----------      -----------    -----------
                  - Diluted                           4,109,000        3,945,000        4,044,000      3,945,000
                                                    -----------      -----------      -----------    -----------


Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited                                                                               Six Months Ended
                                                                                           March 31,
                                                                              ------------------------------------
                                                                                 2000                      1999
                                                                                 ----                      ----
Cash flows from operating activities:
  Net income                                                                  $ 2,574,000                $ 359,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                  49,000                  100,000
    Provision for losses and repurchases                                        2,035,000                  465,000
    Deferred income taxes                                                        (361,000)                 236,000
    Expenses advanced by affiliate                                                 13,000                   40,000
    Changes in:
       Due from seller                                                              -                   (3,638,000)
       Income taxes receivable                                                      -                      507,000
       Restricted cash                                                             (1,000)                 (23,000)
       Repossessed automobiles held for sale                                       89,000                  (24,000)
       Other assets                                                               (42,000)                  90,000
       Income taxes payable                                                     1,192,000                     -
       Accounts payable and accrued expenses                                    1,797,000                 (149,000)
                                                                              -----------              -----------
           Net cash provided by operating activities                            7,345,000               (2,037,000)

Cash flows from investing activities:
    Auto loans purchased                                                             -                  (2,122,000)
    Auto loan principal payments                                                2,622,000                3,772,000
    Purchase of consumer receivables acquired for liquidation                    (932,000)             (53,000,000)
    Principal collected on receivables acquired for liquidation, net            9,209,000                1,855,000
    Capital expenditures                                                          (84,000)                 (37,000)
                                                                              -----------              -----------
            Net cash provided by (used in) investing activities                10,815,000              (49,532,000)

Cash flows from financing activities:
    Advances from affiliate                                                    (1,334,000)               2,459,000
    Advances (repayments) under lines of credit                                (2,611,000)              (2,889,000)
    Advances (repayments) of notes payable                                    (10,636,000)              52,000,000
                                                                              -----------              -----------
            Net cash (used in) provided by financing activities               (14,581,000)              51,570,000
                                                                              -----------              -----------

Increase (decrease) in cash                                                     3,579,000                    1,000

Cash at the beginning of period                                                   780,000                  163,000
                                                                              -----------              -----------
Cash at end of period                                                         $ 4,359,000              $   164,000
                                                                              ===========              ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                             $   281,000              $   483,000
         Income taxes                                                         $   875,000              $         -


                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a diversified consumer finance company that is engaged in the business of purchasing, servicing and selling distressed consumer receivables. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. Most of the Company's receivables are MasterCard and Visa credit card accounts which were charged-off by the issuing banks for non-payment. Prior to May 1, 1999, the Company's business was focused on purchasing, servicing and selling retail installment contracts originated by dealers in the sale primarily of used automobiles to sub-prime borrowers.

The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three-and six-month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended March 31, 2000 and 1999, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2000 and September 30, 1999, the results of operations for the three-and six-month periods ended March 31, 2000 and 1999 and the cash flows for the six-month periods ended March 31, 2000 and 1999 have been made. The results of operations for the six-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

                               Asta Funding, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

The three-month period ended March 31, 2000, compared to the three-month period ended March 31, 1999
--------------------------------------------------------------------------------

Revenues. During the three-month period ended March 31, 2000, revenues increased $3.67 million or 222.9% to $5.32 million from $1.65 million for the three-month period ended March 31, 1999. Interest income increased $3.72 million or 236.2% to $5.30 million from $1.58 million for the three-months ended March 31, 1999, and represented 99% of total revenues for the three-month period ended March 31, 2000. The increase in interest income was due to the increase in the dollar amount of collections on consumer receivables acquired for liquidation during the three-month period ended March 31, 2000, as compared to the same period in the prior year. The Company earned servicing fees of $19,000 for the three months ended March 31, 2000, as compared to $67,000 for the three-month period ended March 31, 1999. The decrease in servicing fee income was due to a decrease in the dollar amount of contracts being serviced for the three-months ended March 31, 2000, as compared to the same period in the prior year.

Expenses. During the three-month period ended March 31, 2000, general and administrative expenses increased $313,000 or 50.5% to $933,000 from $620,000 for the three-months ended March 31, 1999 and represented 30.6% of total expenses. The increase in general and administrative expenses was due to an increase in servicing expenses associated with the increase in consumer receivables acquired for liquidation that were outstanding during the three-month period ended March 31, 2000, as compared to the same period in the prior year.

During the three-month period ended March 31, 2000, interest expense decreased $171,000 or 55.9% to $135,000 from $306,000 for the three-months ended March 31, 1999 and represented 4.4% of total expenses. The decrease was due to a decrease in the outstanding borrowings by the Company under the lines of credit and notes payable during the three-month period ended March 31, 2000, as compared to the same period in the prior year.

During the three-month period ended March 31, 2000, the provision for credit losses and repurchases increased $1.77 million or 820.9% to 1.98 million from $215,000 for the three-months ended March 31, 2000 and represented 65.0% of total expenses. The increase in the provision for credit losses was due to the Company reserving $1.5 million for potential obligations on consumer receivables acquired for liquidation that have been sold and reserving $250,000 against another portfolio of consumer receivables acquired for liquidation.

The six-month period ended March 31, 2000, compared to the six-month period ended March 31, 1999
--------------------------------------------------------------------------------

Revenues. During the six-month period ended March 31, 2000, revenues increased $5.56 million or 192.3% to $8.46 million from $2.89 million for the six-month period ended March 31, 1999. Interest income increased $5.65 million or 204.7% to $8.41 million from $2.76 million for the six-months ended March 31, 1999, and represented 99% of total revenues for the six-month period ended March 31, 2000. The increase in interest income was due to the increase in the dollar amount of collections on consumer receivables acquired for liquidation during the six-month period ended March 31, 1999, as compared to the same period in the prior year. The Company earned servicing fees of $46,000 for the six-months ended March 31, 2000, as compared to $110,000 for the six-month period ended March 31, 1999. The decrease in servicing fee income was due to a decrease in the dollar amount of contracts being serviced for the six-months ended March 31, 2000, as compared to the same period in the prior year.

Expenses. During the six-month period ended March 31, 2000, general and administrative expenses increased $562,000 or 45.1% to $1.81 million from $1.25million for the six-months ended March 31, 1999 and represented 43.4% of total expenses. The increase in general and administrative expenses was due to an increase in servicing expenses associated with the increase in consumer receivables acquired for liquidation that were outstanding during the six-month period ended March 31, 2000, as compared to the same period in the prior year.

                               Asta Funding, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six-month period ended March 31, 2000, interest expense decreased $260,000 or 44.5% to $324,000 from $584,000 for the six-months ended March 31, 1999 and represented 7.8% of total expenses. The decrease was due to a decrease in the outstanding borrowings by the Company under the lines of credit and notes payable during the six-month period ended March 31, 2000, as compared to the same period in the prior year.

During the six-month period ended March 31, 2000, the provision for credit losses and repurchases increased $1.57 million or 337.6% to $2.04 million from $465,000 for the six-months ended March 31, 1999 and represented 48.8% of total expenses. The increase in the provision for credit losses was due to the Company reserving $1.5 million for potential obligations of consumer receivables that have been previously sold and reserving $250,000 against another portfolio of consumer receivables acquired for liquidation.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on consumer receivables acquired for liquidation and automobile contracts. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation. As of March 31, 2000, the Company's cash and cash equivalents were $4.36 million as compared to $780,000 at September 30, 1999. The increase in cash was due to an accumulation of cash from consumer receivables acquired for liquidation that was not used to repay debt or purchase consumer receivables.

Net cash provided by operating activities was $7.35 million during the six-months ended March 31, 2000, compared to net cash used of $3.64 during the six-months ended March 31, 1999. The net cash provided by operating activities was largely due to net income from operations, an increase in the provision for losses and repurchases and increases in income taxes payable, accounts payable and accrued expenses. Net cash provided by investing activities was $10.8 million during the six-months ended March 31, 2000, compared to net cash used of $49.5 million during the six-months ended March 31, 1999. The net cash provided by investing activities was largely due to collections from both auto loans and receivables acquired for liquidation. Net cash used in financing activities was $14.6 million during the six-months ended March 31, 2000, compared to net cash provided of $51.6 million during the six-months March 31, 1999. Net cash used in financing activities was due to repayments of the Company's debt.

The Company's cash requirements have been and will continue to be significant. The Company depends on external financing for purchasing consumer receivables.

In February 2000, the Company entered into a stock purchase and financing agreement with Small Business Resources, Inc. (SBR) The Company has agreed to invest a total of $2.5 million in SBR within a six-month period. The $2.5 million will consist of a loan of $1.75 million and a common stock investment of $750,000 for a one-third ownership interest in SBR. As of May 8, 2000, the Company has funded $750,000 and anticipates funding the remaining $1.75 million in two installments in May 2000 of $750,000 and August 2000 of $1 million. The Company will not have any further obligations to fund additional amounts under the agreement in the event SBR does not provide the Company with certain satisfactory legal opinions. The investment will be funded from cash provided by operations. SBR is a business-to-business E-Commerce Company that provides a business portal where small business owners can access valuable content, products, resources and advice. To date, SBR has signed more than a dozen partnership contracts with major companies within the banking, utility and telecommunications industries. These contracts currently reach more than two million small business owners with whom SBR's partners have established relationships. Palisades Collection, LLC, a wholly owned subsidiary of the Company, will be offering third party collection services to small businesses through SBR.

In December 1999, a bank provided the Company with a $4.0 million line of credit, payable on demand with interest at the prime rate plus 1%. As of March 31, 2000, there was no balance outstanding.

In March 1999, the Company borrowed funds from three financial institutions aggregating $52.0 million and $1.0 million from a Company controlled by the principal stockholders of the Company. Each financial institution's note is collateralized by specific portfolios of consumer receivables acquired for liquidation. During the year ended September 30, 1999 and the six-months ended March 31, 2000, the Company repaid approximately $41.0 million and $11.0 million respectively of the $52.0 million borrowed.

                               Asta Funding, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     o A bank provided $10.0 million in exchange for a note payable with interest at the prime rate plus 4.5% per annum and the first million dollars collected on the portfolio after repayment of the note and interest. As of March 31, 2000, the bank had been paid in full.

     o A factoring company loaned the Company $5.0 million in exchange for a note payable with interest at 20% per annum. As of March 31, 2000, the factoring company had been paid in full.

     o An investment banking firm provided $37.0 million in exchange for a note payable with interest at the LIBOR rate plus 2% plus $750,000 to be collected on a different portfolio (payable after the $5 million note payable to the factoring company is repaid) and sharing in subsequent collections, net of expenses of the portfolio collateralizing this obligation. As of March 31, 2000, the note had been paid in full but certain other payment obligations were still due.

In January 2000, the Company renewed its credit facility with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $4 million. The Credit Facility has a term of six months. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. Under the Credit Facility, the Company may borrow up to 83% (the "advance rate") of its net eligible automobile Contracts (depending upon the trade-in value of the automobiles securing the Contracts), but in no event more than $4 million. The advance rate is subject to decreases based on certain loan performance criteria established by BankAmerica. At March 31, 2000, the Company's advance rate was 72% of net eligible installment Contracts. At March 31, 2000, advances under this facility aggregated $2.8 million. Borrowings under this Credit Facility are not available for the purchase of consumer receivables.

The Company anticipates the funds available under its current funding agreements and its cash in the bank and credit facilities as well as funds made available by Asta Group, Incorporated, an affiliate of the Company, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months. If for any reason the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2000


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As of the date of this filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff concerning its routine collection activities.

Item 4.  Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting of shareholders on March 10, 2000. At the meeting, the following persons were elected directors, all of whom were incumbents: Gary Stern, Arthur Stern, Mitchell Herman, Martin Fife, Herman Badillo, General Buster Glosson and Edward Celano. Also at the meeting, the shareholders voted to ratify the appointment of Richard A. Eisner & Company, LLP as the Company's independent public accountants for fiscal year 2000 and to approve an amendment to the Company's 1995 Stock Option Plan in order to increase the number of shares of common stock reserved for issuance thereunder from 420,000 to 920,000.

          Shares were voted for the election of directors as follows:

                                                                 Authority
Director                          For                Against      Withheld
--------                          ---                -------      --------

Gary Stern                      3,262,829              -             -
Arthur Stern                    3,262,829              -             -
Mitchell Herman                 3,262,829              -             -
Martin Fife                     3,262,829              -             -
Herman Badillo                  3,262,829              -             -
General Buster Glosson          3,262,829              -             -
Edward Celano                   3,262,829              -             -

     Shares were voted for the ratification of the appointment of Richard A. Eisner & Company, LLP as follows:

For                             3,262,609
Against                               200
Abstentions                            20
Broker Non-Votes                        -

     Shares were voted to approve an amendment to the Company's 1995 Stock Option Plan in order to increase the number of shares of common stock reserved for issuance thereunder from 420,000 to 920,000 as follows:

For                             2,745,050
Against                             9,500
Abstentions                            20
Broker Non-Votes                        -

Item 5.  Investment in Small Business Resources, Inc.

In February 2000, the Company entered into a stock purchase and financing agreement with Small Business Resources, Inc. (SBR) The Company has agreed to invest a total of $2.5 million in SBR within a six-month period. The $2.5 million will consist of a loan of $1.75 million and a common stock investment of $750,000 for a one-third ownership interest in SBR. As of May 8, 2000, the Company has funded $750,000 and anticipates funding the remaining $1.75 million in two installments in May 2000 of $750,000 and August 2000 of $1 million. The Company will not have any further obligations to fund additional amounts under the agreement in the event SBR does not provide the Company with certain satisfactory legal opinions. The investment will be funded from cash provided by operations. SBR is a business-to-business E-Commerce Company that provides a business portal where small business owners can access

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2000

valuable content, products, resources and advice. To date, SBR has signed more than a dozen partnership contracts with major companies within the banking, utility and telecommunications industries. These contracts currently reach more than two million small business owners with whom SBR's partners have established relationships. Palisades Collection, LLC, a wholly owned subsidiary of the Company, will be offering third party collection services to small businesses through SBR.

Item 6. Exhibits and Reports on Form 8-K

        a. The following exhibits are filed as part of this quarterly report on form 10-QSB.

        10.5 Agreement dated February 14, 2000, by and between the Company and Small Business Resources, Inc.

        10.6 Amendment No. 1 dated February 26, 2000 by and between the Company and Small Business Resources, Inc.

        10.7 Amendment No. 2 dated April 10, 2000 by and between the Company and Small Business Resources, Inc.

        10.8 Amendment No. 3 dated April 10, 2000   by and between the Company
             and Small Business Resources, Inc.

        27.1 Financial Data Schedule

         b. No reports on form 8-K were filed by the Company during the quarter ended March 31, 2000.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2000


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASTA FUNDING, INC.
                                        (Registrant)


Date: May 11, 2000          By: /s/ Gary Stern
                                -----------------------
                                Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: May 11, 2000          By: /s/ Mitchell Herman
                                -----------------------
                                Mitchell Herman, Chief Financial Officer
                                (Principal Financial Officer and Principal
                                  Accounting Officer)