Form 10QSB
period 2000-06-30
ASTA FUNDING INC
filed 2000-08-09
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commissions file number: 0-26906
                         -------

                               ASTA FUNDING, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       22-3388607
-------------------------------                       ------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


 210 Sylvan Ave., Englewood Cliffs, New Jersey                  07632
 ---------------------------------------------                 ------
  (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2000, the registrant had 3,945,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ----   -----

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2000


                                      INDEX



Part I.  Financial Information

            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                       and September 30, 1999

                     Consolidated Statements of Operations for the three-and
                       nine-month periods ended June 30, 2000 and 1999
                       (unaudited)

                     Consolidated Statements of Cash Flows for the nine-month
                       periods ended June 30, 2000 and 1999 (unaudited)

                     Notes to consolidated financial statements (unaudited)

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


            Item 1.  Legal Proceedings

            Item 6.  Exhibits and Reports on Form 8-K

Signatures

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                         Three Months Ended                     Nine Months Ended
                                                              June 30,                              June 30,
                                                   -----------------------------        -------------------------------
                                                       2000              1999               2000               1999
                                                   -----------        -----------        -----------        -----------
Revenues:
Interest                                           $ 3,819,000        $ 3,289,000        $12,230,000        $ 6,049,000
Servicing fees                                          15,000             44,000             61,000            154,000
Other income                                              --                3,000               --               27,000
                                                   -----------        -----------        -----------        -----------
                                                     3,834,000          3,336,000         12,291,000          6,230,000
                                                   -----------        -----------        -----------        -----------

Expenses:
General and administrative                           1,099,000            792,000          2,907,000          2,038,000
Provision for credit losses and repurchases             55,000            215,000          2,090,000            680,000
Interest                                                63,000          1,301,000            387,000          1,885,000
                                                   -----------        -----------        -----------        -----------
                                                     1,217,000          2,308,000          5,384,000          4,603,000
                                                   -----------        -----------        -----------        -----------

Income before income taxes                           2,617,000          1,028,000          6,907,000          1,627,000

Income tax expense                                   1,046,000            412,000          2,762,000            651,000
                                                   -----------        -----------        -----------        -----------

Net income                                         $ 1,571,000        $   616,000        $ 4,145,000        $   976,000
                                                   ===========        ===========        ===========        ===========

Net income per share - Basic                       $      0.40        $      0.16        $      1.05        $      0.25
                                                   -----------        -----------        -----------        -----------
                     - Diluted                     $      0.39        $      0.16        $      1.03        $      0.25
                                                   -----------        -----------        -----------        -----------

Weighted average number of shares
      outstanding - Basic                            3,945,000          3,945,000          3,945,000          3,945,000
                                                   -----------        -----------        -----------        -----------
                  - Diluted                          4,063,000          3,945,000          4,025,000          3,945,000
                                                   -----------        -----------        -----------        -----------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                            ---------------------------------
                                                                                2000                 1999
                                                                            ------------         ------------
Cash flows from operating activities:
  Net income                                                                $  4,145,000         $    976,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                 76,000              126,000
    Provision for losses and repurchases                                       2,090,000              680,000
    Deferred income taxes                                                        290,000              276,000
    Expenses advanced by affiliate                                                15,000               59,000
    Changes in:
       Due from seller                                                              --             (3,295,000)
       Income taxes receivable                                                      --                507,000
       Restricted cash                                                            (2,000)             (16,000)
       Repossessed automobiles held for sale                                     205,000              (96,000)
       Other assets                                                             (933,000)             324,000
       Income taxes payable                                                    1,411,000              369,000
       Accounts payable and accrued expenses                                   2,094,000             (201,000)
                                                                            ------------         ------------
           Net cash provided by (used in) operating activities                 9,391,000             (291,000)

Cash flows from investing activities:
    Auto loans purchased                                                            --             (2,458,000)
    Auto loan principal payments                                               3,716,000            5,766,000
    Purchase of consumer receivables acquired for liquidation                 (1,582,000)         (55,713,000)
    Principal collected on receivables acquired for liquidation, net          11,173,000           22,937,000
    Capital expenditures                                                        (111,000)             (41,000)
                                                                            ------------         ------------
            Net cash provided by (used in) investing activities               13,196,000          (29,509,000)

Cash flows from financing activities:
    Advances from affiliate                                                   (1,449,000)           2,179,000
    Advances (repayments) under lines of credit                               (5,422,000)          (4,293,000)
    Advances (repayments) of notes payable                                   (10,636,000)          32,034,000
                                                                            ------------         ------------
            Net cash (used in) provided by financing activities              (17,507,000)          29,920,000
                                                                            ------------         ------------

Increase in cash                                                               5,080,000              120,000

Cash at the beginning of period                                                  780,000              163,000
                                                                            ------------         ------------
Cash at end of period                                                       $  5,860,000         $    283,000
                                                                            ============         ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                           $    387,000         $  1,226,000
         Income taxes                                                       $  1,045,000         $       --

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

The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three-and nine-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended June 30, 2000 and 1999, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2000 and September 30, 1999, the results of operations for the three-and nine-month periods ended June 30, 2000 and 1999 and the cash flows for the nine-month periods ended June 30, 2000 and 1999 have been made. The results of operations for the nine-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries: Asta Auto Receivables Company; E.R. Receivables Corp., LLC; RAC Acceptance Co.,LLC; Palisades Collections, LLC; Asta Funding Acquisition I, LLC; Asta Funding Acquisition II, LLC; Asta Funding Acquisition III, LLC; Asta Funding.Com, LLC and Asta Commercial, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 4: Consumer Receivables Acquired  for Liquidation:

Accounts acquired for liquidation are stated at the lower of cost or net realizable value and consist of consumer loans to individuals throughout the country.

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

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of operations

The three-month period ended June 30, 2000, compared to the three-month period ended June 30, 1999

Revenues. During the three-month period ended June 30, 2000, revenues increased $498,000 or 14.9% to $3.83 million from $3.34 million for the three-month period ended June 30, 1999. Interest income increased $530,000 or 16.1% to $3.82 million from $3.29 million for the three-months ended June 30, 1999, and represented 99% of total revenues for the three-month period ended June 30, 2000. The increase in interest income was due to an increase in the percentage of collections being allocated to interest income based on actual and projected collections collections on consumer receivables acquired for liquidation where revenue is recorded using the interest method during the three-month period ended June 30, 2000, as compared to the same period in the prior year. The Company earned servicing fees of $15,000 for the three months ended June 30, 2000, as compared to $44,000 for the three-month period ended June 30, 1999. The decrease in servicing fee income was due to a decrease in the dollar amount of contracts being serviced for the three-months ended June 30, 2000, as compared to the same period in the prior year.

Expenses. During the three-month period ended June 30, 2000, general and administrative expenses increased $307,000 or 38.8% to $1.1 million from $792,000 for the three-months ended June 30, 1999 and represented 90.3% of total expenses. The increase in general and administrative expenses was due to an increase in servicing expenses associated with the consumer receivables acquired for liquidation during the three-month period ended June 30, 2000, as compared to the same period in the prior year.

During the three-month period ended June 30, 2000, interest expense decreased $1.24 million or 95.1% to $63,000 from $1.30 million for the three-months ended June 30, 1999 and represented 5.2% of total expenses. The decrease was due to a decrease in the outstanding borrowings by the Company under the lines of credit and notes payable during the three-month period ended June 30, 2000, as compared to the same period in the prior year.

During the three-month period ended June 30, 2000, the provision for credit losses and repurchases decreased $160,000 or 74.4% to $55,000 million from $215,000 for the three-months ended June 30, 1999 and represented 4.5% of total expenses. The decrease in the provision for credit losses was due to decrease in the dollar amount of contracts serviced for the three months ended June 30, 2000, as compared to the same period in the prior year.

The nine-month period ended June 30, 2000, compared to the nine-month period ended June 30, 1999

Revenues. During the nine-month period ended June 30, 2000, revenues increased $6.06 million or 97.3% to $12.29 million from $6.23 million for the nine-month period ended June 30, 1999. Interest income increased $6.18 million or 102.1% to $12.23 million from $6.05 million for the nine-months ended June 30, 1999, and represented 99.5% of total revenues for the nine-month period ended June 30, 2000. The increase in interest income was due to the interest income earned on the consumer receivables acquired for liquidation that were outstanding during the entire nine month period ended June 30, 2000 as compared to only four months for the same period in the prior year. The Company earned servicing fees of $61,000 for the nine-months ended June 30, 2000, as compared to $154,000 for the nine-month period ended June 30, 1999. The decrease in servicing fee income was due to a decrease in the dollar amount of contracts being serviced for the nine-months ended June 30, 2000, as compared to the same period in the prior year.

Expenses. During the nine-month period ended June 30, 2000, general and administrative expenses increased $869,000 or 42.6% to $2.91 million from $2.04million for the nine-months ended June 30, 1999 and represented 54.0% of total expenses. The increase in general and administrative expenses was due to an increase in servicing expenses associated with the consumer receivables acquired for liquidation during the nine-month period ended June 30, 2000, as compared to the same period in the prior year.

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

During the nine-month period ended June 30, 2000, interest expense decreased $1.50 million or 79.6% to $387,000 from $1.86 million for the nine-months ended June 30, 1999 and represented 7.2% of total expenses. The decrease was due to a decrease in the outstanding borrowings by the Company under the lines of credit and notes payable during the nine-month period ended June 30, 2000, as compared to the same period in the prior year.

During the nine-month period ended June 30, 2000, the provision for credit losses and repurchases increased $1.41 million or 207.4% to $2.09 million from $680,000 for the nine-months ended June 30, 1999 and represented 38.8% of total expenses. The increase in the provision for credit losses was due to the Company reserving $1.5 million for potential obligations of consumer receivables that have been previously sold and reserving $250,000 against another portfolio of consumer receivables acquired for liquidation during the second quarter ended March 31, 2000.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on consumer receivables acquired for liquidation and automobile contracts. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation. As of June 30, 2000, the Company's cash and cash equivalents were $5.86 million as compared to $780,000 at September 30, 1999. The increase in cash was due to an accumulation of cash from consumer receivables acquired for liquidation that was not used to repay debt or purchase consumer receivables.

Net cash provided by operating activities was $9.4 million during the nine-months ended June 30, 2000, compared to net cash used of $291,000 during the nine-months ended June 30, 1999. The net cash provided by operating activities was largely due to net income from operations, an increase in the provision for credit losses and repurchases and increases in income taxes payable, accounts payable and accrued expenses. Net cash provided by investing activities was $13.2 million during the nine-months ended June 30, 2000, compared to net cash used of $29.5 million during the nine-months ended June 30, 1999. The net cash provided by investing activities was largely due to collections from both auto loans and receivables acquired for liquidation. Net cash used in financing activities was $17.5 million during the nine-months ended June 30, 2000, compared to net cash provided of $29.9 million during the nine-months June 30, 1999. Net cash used in financing activities was due to repayments of the Company's debt.

The Company's cash requirements have been and will continue to be significant. The Company depends on external financing for purchasing consumer receivables.

In February 2000, the Company entered into a stock purchase and financing agreement with Small Business Resources, Inc. (SBR) The Company has agreed to invest a total of $2.5 million in SBR within a six-month period. The $2.5 million will consist of a loan of $1.75 million and a common stock investment of $750,000 for a one-third ownership interest in SBR. As of August 7, 2000, the Company has funded $1.6 million and anticipates funding the remaining $900,000 in future installments. The Company will not have any further obligations to fund additional amounts under the agreement in the event SBR does not provide the Company with certain satisfactory legal opinions and other items stated in the agreement. The investment will be funded from cash provided by operations. SBR is a business-to-business E-Commerce Company that provides a business portal where small business owners can access valuable content, products, resources and advice. To date, SBR has signed more than a dozen partnership contracts with major companies within the banking, utility and telecommunications industries. These contracts currently reach more than two million small business owners with whom SBR's partners have established relationships. Palisades Collection, LLC, a wholly owned subsidiary of the Company, will be offering third party collection services to small businesses through SBR. At June 30, 2000, the Company had a note receivable of $1.35 million to SBR.

In December 1999, a bank provided the Company with a $4.0 million line of credit, payable on demand with interest at the prime rate plus 1%. As of June 30, 2000, there was no balance outstanding.

In March 1999, the Company borrowed funds from three financial institutions aggregating $52.0 million and $1.0 million from a Company controlled by the principal stockholders of the Company. Each financial institution's note is collateralized by specific portfolios of consumer receivables acquired for liquidation. During the year ended September 30, 1999 and the six-months ended June 30, 2000, the Company repaid approximately $41.0 million and $11.0 million respectively of the $52.0 million borrowed from the financial institutions.

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

o A bank provided $10.0 million in exchange for a note payable with interest at the prime rate plus 4.5% per annum and the first million dollars collected on the portfolio after repayment of the note and interest. As of June 30, 2000, the bank had been paid in full.

o A factoring company loaned the Company $5.0 million in exchange for a note payable with interest at 20% per annum. As of March 31, 2000, the factoring company had been paid in full.

o An investment banking firm provided $37.0 million in exchange for a note payable with interest at the LIBOR rate plus 2% plus $750,000 to be collected on a different portfolio (payable after the $5 million note payable to the factoring company is repaid) and sharing in subsequent collections, net of expenses of the portfolio collateralizing this obligation. As of June 30, 2000, the note and certain other payment obligations were satisfied in full.

In January 2000, the Company renewed its credit facility with BankAmerica (the "Credit Facility") pursuant to which BankAmerica agreed to provide the Company with a maximum of $4 million. The Credit Facility had a term of six months. The outstanding principal amount of the indebtedness under the Credit Facility bears interest at the rate of 1% per annum over BankAmerica's reference rate plus .25% per annum on the average unused amount of the Credit Facility. At June 30, 2000, BankAmerica had been paid in full and the Credit Facility was closed.

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

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2000


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

         27.1 Financial Data Schedule

         b. No reports on form 8-K were filed by the Company during the quarter ended June 30, 2000.

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2000

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASTA FUNDING, INC.
                                        (Registrant)


Date: August 9, 2000             By: /s/ Gary Stern
                                 -----------------------
                                 Gary Stern, President, Chief Executive Officer
                                 (Principal Executive Officer)


Date: August 9, 2000             By: /s/ Mitchell Herman
                                 -----------------------
                                 Mitchell Herman, Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)