Form 10QSB/A
period 2000-06-30
ASTA FUNDING INC
filed 2000-08-17
CIK 1001258

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

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


            Item 1.  Legal Proceedings

            Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                      June 30,         September 30,
                                                                    ------------       -------------
                                                                       2000                1999
                                                                       ----                ----
                                                                     Unaudited
Assets
Cash                                                                $  5,860,000        $    780,000
Restricted cash, net                                                      51,000              49,000
Consumer receivables acquired for liquidation                          5,212,000          16,500,000
Auto loans receivable, net                                             4,235,000           8,344,000
Furniture and equipment, net                                             209,000             174,000
Repossessed automobiles, net                                             255,000             460,000
Other assets                                                           1,576,000             643,000
Deferred income taxes                                                    320,000             610,000
                                                                    ------------        ------------
          Total assets                                              $ 17,718,000        $ 27,560,000
                                                                    ============        ============


Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued expenses                               $  2,350,000        $    256,000
Advances under lines of credit                                             -               5,422,000
Notes payable                                                              -              10,636,000
Income taxes payable                                                   2,074,000             663,000
Due to affiliate                                                       1,039,000           2,473,000
                                                                    ------------        ------------
          Total liabilities                                            5,463,000          19,450,000
                                                                    ------------        ------------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,945,000                                                                 39,000              39,000
Additional paid-in capital                                             9,602,000           9,602,000
Retained earnings (accumulated deficit)                                2,614,000          (1,531,000)
                                                                    ------------        ------------
          Total stockholders' equity                                  12,255,000           8,110,000
                                                                    ------------        ------------
Total liabilities and stockholders' equity                          $ 17,718,000        $ 27,560,000
                                                                    ============        ============

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                      Three Months Ended         Nine Months Ended
                                                           June 30,                 June 30,
                                                   -------------------------    --------------------------
                                                      2000          1999            2000          1999
                                                      ----          ----            ----          ----

Revenues:
Interest                                           $3,819,000    $3,289,000     $12,230,000    $6,049,000
Servicing fees                                         15,000        44,000          61,000       154,000
Other income                                            -             3,000            -           27,000
                                                   ----------    ----------     -----------    ----------
                                                    3,834,000     3,336,000      12,291,000     6,230,000
                                                   ----------    ----------     -----------    ----------

Expenses:
General and administrative                          1,099,000       792,000       2,907,000     2,038,000
Provision for credit losses and repurchases            55,000       215,000       2,090,000       680,000
Interest                                               63,000     1,301,000         387,000     1,885,000
                                                   ----------    ----------     -----------    ----------
                                                    1,217,000     2,308,000       5,384,000     4,603,000
                                                   ----------    ----------     -----------    ----------

Income before income taxes                          2,617,000     1,028,000       6,907,000     1,627,000

Income tax expense                                  1,046,000       412,000       2,762,000       651,000
                                                   ----------    ----------     -----------    ----------

Net income                                         $1,571,000    $  616,000     $ 4,145,000    $  976,000
                                                   ==========    ==========     ===========    ==========

Net income per share - Basic                       $     0.40    $     0.16     $      1.05    $     0.25
                                                   ----------    ----------     -----------    ----------
                     - Diluted                     $     0.39    $     0.16     $      1.03    $     0.25
                                                   ----------    ----------     -----------    ----------

Weighted average number of shares
      outstanding - Basic                           3,945,000     3,945,000       3,945,000     3,945,000
                                                   ----------    ----------     -----------    ----------
                  - Diluted                         4,063,000     3,945,000       4,025,000     3,945,000
                                                   ----------    ----------     -----------    ----------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                        --------------------------
                                                                                            2000            1999
                                                                                            ----            ----
Cash flows from operating activities:
  Net income                                                                            $ 4,145,000    $   976,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                            76,000        126,000
    Provision for losses and repurchases                                                  2,090,000        680,000
    Deferred income taxes                                                                   290,000        276,000
    Expenses advanced by affiliate                                                           15,000         59,000
    Changes in:
       Due from seller                                                                            -     (3,295,000)
       Income taxes receivable                                                                    -        507,000
       Restricted cash                                                                       (2,000)       (16,000)
       Repossessed automobiles held for sale                                                205,000        (96,000)
       Other assets                                                                        (933,000)       324,000
       Income taxes payable                                                               1,411,000        369,000
       Accounts payable and accrued expenses                                              2,094,000       (201,000)
                                                                                        -----------    -----------
           Net cash provided by (used in) operating activities                            9,391,000       (291,000)

Cash flows from investing activities:
    Auto loans purchased                                                                          -     (2,458,000)
    Auto loan principal payments                                                          3,716,000      5,766,000
    Purchase of consumer receivables acquired for liquidation                            (1,582,000)   (55,713,000)
    Principal collected on receivables acquired for liquidation, net                     11,173,000     22,937,000
    Capital expenditures                                                                   (111,000)       (41,000)
                                                                                        -----------    -----------
            Net cash provided by (used in) investing activities                          13,196,000    (29,509,000)

Cash flows from financing activities:
    Advances from affiliate                                                              (1,449,000)     2,179,000
    Advances (repayments) under lines of credit                                          (5,422,000)    (4,293,000)
    Advances (repayments) of notes payable                                              (10,636,000)    32,034,000
                                                                                        -----------    -----------
            Net cash (used in) provided by financing activities                         (17,507,000)    29,920,000
                                                                                        -----------    -----------

Increase in cash                                                                          5,080,000        120,000

Cash at the beginning of period                                                             780,000        163,000
                                                                                        -----------    -----------
Cash at end of period                                                                   $ 5,860,000      $ 283,000
                                                                                        ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                                       $   387,000    $ 1,226,000
         Income taxes                                                                   $ 1,045,000    $         -

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