Form 10KSB40
period 2000-09-30
ASTA FUNDING INC
filed 2000-12-27
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 2000

    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                to
                                    ------------      -------

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    Delaware                            22-3388607
----------------------------------------------    ---------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER
                OR ORGANIZATION)                    IDENTIFICATION NO.)

210 Sylvan Avenue, Englewood Cliffs, NJ                   07632
---------------------------------------                 ---------
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (201) 567-5648

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
 -------------------------------------------------------------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The Registrant's revenues for the fiscal year ended September 30, 2000 were $18,110,000.

         As of December 15, 2000, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $7,900,000 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 21, 2000, the Registrant had 3,975,000 shares of Common Stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                     ---    ---
                           Documents Incorporated by Reference:

         The information called for by Part III of this Form 10-KSB is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 30, 2001.

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

         In March 2000, the Company formed Asta Commercial, LLC, a wholly-owned subsidiary of the Company to factor commercial invoices for growing companies with unique financing needs.

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

         The Company is a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The Company was incorporated in New Jersey on July 7, 1994 and was reincorporated in Delaware on October 12, 1995 as a result of a merger with a Delaware corporation. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Asta Funding, Inc. and its Subsidiaries. This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described below under "Risk Factors." See "Forward-Looking Statements."

Business Strategy

         The Company's primary objective is to increase revenues through the expansion of its consumer receivables business by, among other things:

         o  Increasing receivable portfolio acquisitions;

         o  Increasing the purchasing of factoring receivables;

         o  Obtaining additional lines of credit; and

         o  The possible expansion into other synergistic businesses.

Consumer Receivable Business

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

         Receivables are sold by originating institutions at substantial discounts to the balances owed on the receivables, with the purchase price varying depending on the amount that both the purchaser and seller anticipate recovering and the costs associated with recovering these receivables. Sales of receivables include published auction type sales; private brokered sales or directly negotiated sales between the seller and the purchaser.

Receivable Purchase Program

         The Company purchases distressed consumer receivables that have typically been either charged-off by the credit grantors or not considered to be prime receivables. These receivables include MasterCard and Visa accounts issued by banks, and other consumer loans issued by credit grantors. The Company may also purchase bulk receivable portfolios that include both distressed and performing loans. During the fiscal year ended September 30, 2000, the Company purchased approximately $245 million of consumer receivables at a cost of approximately $1.4 million and sold approximately $51 million of such receivables for a total sales price of approximately $1.6 million.

         Receivables are purchased by the Company at a discount from their charged-off amount, typically the aggregate unpaid balance at the time of charge-off. The Company purchases receivables directly from credit grantors through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. In order for the Company to consider a potential seller of receivables, a variety of factors are considered. Sellers must demonstrate that they have adequate internal controls to detect fraud and have the ability to provide post sale support and to honor buy-back warranty requests. The Company pursues new acquisitions on an ongoing basis by means of industry newsletters, brokers who specialize in these assets and other professionals with which the Company has relationships.

         The Company's senior management locates portfolios for purchase and is responsible for performing due diligence, including on site visits of the seller. The seller or broker usually sends either a sample listing or the actual portfolio for sale to the Company on a diskette or other form of media. The Company analyzes the portfolio to determine if it meets the Company's buying criteria. If a portfolio meets the Company's buying criteria, a purchase price is determined and the seller or broker is notified. After a purchase is completed, senior management monitors the portfolios performance and uses this information in determining future buying criteria and pricing.

Receivable Servicing

         The Company's objective is to maximize the amount that it recovers on acquired receivables. Unlike third party collection agencies that are given specific time periods to recover on receivables, the Company has significantly more flexibility in establishing payment programs.

         The Company has four main-servicing departments which consist of the following: collection/skiptrace, legal, customer service and accounting departments.

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

         If the collection department determines that the customer has the ability to resolve its obligation but the Company's normal collection activities have not resulted in any resolution of the customer's obligations, the account is referred to the legal department. The legal department determines the criteria for instituting legal proceedings, determines jurisdiction, places cases for suit, obtains judgments, institutes wage garnishments and assists both in-house and outside counsel in legal case management. The legal department also refers accounts to the skiptrace department in order to obtain a current phone number, address or to locate assets or the identity of the customer's employer. The Company employs a paralegal and a dedicated support staff to process numerous court cases each year. The legal department coordinates legal collection activity nationwide using a network of collection attorneys.

         The skiptrace department is responsible for locating and contacting customers who could not be contacted by either the collection or legal departments. The skiptrace employees use a variety of public and private third party databases to locate customers. Once an account is located and contact is made by a skiptracer, the account is then referred back to the collection or legal department for follow-up. The skiptrace department is also responsible for finding current employers and assets of customers when this information is deemed necessary.

         In addition to performing collection activity directly, the Company utilizes the services of third party collection agencies to perform collection activities on accounts that were with such agency at the time the Company purchased the account.

         The customer service department is responsible for handling incoming calls from customers and collection agencies that are responsible for collection of accounts. The customer service department coordinates customer inquiries on accounts also assists the collection agencies in the collection process. The customer service department is responsible for handling buy-back and media requests from companies who have purchased accounts from the Company. It works with the buyers during the transition period and post sale process and handles any issues that may arise once an account has been sold.

         The accounting department is responsible for making daily deposits of customer payments, posting these payments to the customers account, mailing of monthly statements and providing senior management with daily and monthly receivable activity and performance reports. Employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The accounting department will assist the customer service department in the handling of buy-back requests from companies who have purchased receivables. In addition, the accounting department monitors the performance on accounts that are being serviced by third party collection agencies.

Receivable Income Recognition

         The Company recognizes income on nonperforming loan portfolios, which are acquired for liquidation, using either the interest or cost recovery method. Upon acquisition of a portfolio of loans, the Company's management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. If future cash flows cannot be estimated, the cost recovery method is used. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio.

         At September 30, 2000, the Company had approximately $400 million and $250 million in gross distressed consumer receivables acquired for liquidation in which income is recognized under the cost recovery and interest method respectively. The distressed consumer receivables are purchased at substantial discounts and historically the Company collects substantially less than the gross receivable balances.

Portfolio Sales

         The Company will sell to other debt buyers certain receivables that it decides not to service directly or have a third party collection agency service. There are many factors that contribute to the decision of which receivables to sell and which to service. During the fiscal year ended September 30, 2000, the Company sold approximately $51 million of receivables for a total sales price of approximately $1.6 million.

Factoring Business

         In March 2000, the Company formed Asta Commercial, LLC, a wholly owned subsidiary of the Company, to factor commercial invoices. To manage this company, Asta Commercial, LLC, hired from experienced executive from a major financial institution with over fifteen years experience in the commercial factoring business. At September 30, 2000, Asta Commercial was factoring invoices for five companies and had approximately $687,000 in finance receivables outstanding. The company anticipates significantly increasing the factoring of commercial invoices during the next fiscal year.

         Asta Commercial, LLC, specializes in providing working capital to growing companies with unique financing needs. The Company provides asset-based lending, primarily secured by accounts receivable for small growing companies. Typical customers are manufacturers, wholesale distributors and service companies. The Company is committed to working closely with growth companies to meet their specialized financing needs and anticipates significant growth in this business by providing prompt and reliable service to its customers.

Automobile Financing Business

         The Company ceased accepting new automobile Contracts for funding on May 1, 1999 and intends to liquidate all remaining Contracts. The following is a description of the Company's former business.

         The Company typically purchased Contracts from independent used car Dealers and new car Dealers for primarily used vehicles. The Company entered into dealer agreements and solicited Contracts from Dealers primarily through the efforts of sales representatives and the Company's staff. The Company currently services all of the Contracts it has purchased for its own account as well as those contracts it purchased and subsequently sold. Servicing consists of the collection of principal, interest and other payments on the Contracts, providing related accounting and reporting services and, when necessary, the repossession and sale of collateral upon an event of default. The Company receives periodic base servicing fees for its duties relating to the accounting for and collection of the Contracts that have been previously sold.

Other Activities

         In February 2000, the Company entered a stock purchase and financing agreement with Small Business Resources, Inc. ("SBR") As of December 14, 2000, the Company has invested a total of $2.5 million in SBR, consisting of a loan of $1.75 million and an equity investment of $750,000, for a one-third ownership interest including warrants to purchase shares of common stock of SBR. The investment was funded from cash provided by operations. SBR is a business-to-business e-commerce company that provides a business portal where small business owners can access content, products, resources and advice. To date, SBR has signed more than a dozen partnership contracts with major companies within the banking, utility and telecommunications industries. These contracts currently reach more than three million small business owners with whom SBR's partners have established relationships. Palisades Collection, LLC, a wholly owned subsidiary of the Company, will be offering third party collection services to small businesses through SBR. As of December 14, 2000, the Company's investment totaled $2.5 million and the Company had reserved $2.25 million against this investment.

Marketing

         The Company has established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, the Company subscribes to national publications that list consumer receivable portfolios for sale. The Company also directly contacts a bank, finance company or other credit provider to solicit consumer receivables for sale. In addition, the Company has developed relationships with experienced brokers who are placing factoring receivables with Asta Commercial, LLC.

Competition

         The Company's businesses of purchasing distressed consumer receivables and factoring commercial receivables is highly competitive and fragmented, and it expects that competition from new and existing companies will increase. The Company competes with many other purchasers of distressed consumer receivables including third party collection companies and other financial services companies who purchase consumer receivables or companies that factor commercial receivables. Many of these competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to availability and cost of capital to its competitors.

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

Management Information Systems

         Management believes that a high degree of automation is necessary to enable the Company to grow and successfully compete with other finance companies. Accordingly, during the year ended September 30, 2000, the Company upgraded its computer hardware and software to support the Company's servicing of consumer receivables acquired for liquidation and factoring businesses.

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

         Several federal and state consumer protection laws, including the Federal Truth- In-Lending Act, the Federal Equal Credit Opportunity Act, the FDCPA and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. Certain state laws impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so-called Lemon Laws enacted by the federal government and certain states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a borrower against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The dealer agreement that the Company had in place with the Dealer contained representations by the Dealer that the sale of the motor vehicle covered by the Contract was affected in accordance with all applicable federal, state and local laws covering the sale. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's Contract servicing activities, including its methods of collection.

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

         The dealer agreement contained an undertaking by the Dealer that at the time of sale of a Contract to the Company, (i) the Dealer will submit an application for state registration of the financed vehicle, naming the Company as a secured party with respect to the vehicle, and (ii) that all necessary steps will be taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to timely take such action or maintain such interest with respect to a financed vehicle, neither the Company nor any subsequent purchaser of the related Contract would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, later purchasers of the financed vehicle, holders of perfected security interests and a trustee in bankruptcy of the borrower. The security interest of the Company may also be subordinate to the interests of such third parties in the case of fraud or forgery by the borrower, administrative error by state recording officials or in certain other circumstances.

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

Defaults under the Company's Contracts would affect the Company's results of operations

         The Company's results of operations, financial condition and liquidity depend, to a material extent, on the performance of Contracts that were purchased and are serviced by the Company. A portion of the loans purchased by the Company may default. The Company bears the full risk of losses resulting from payment defaults during such period. In the event of a payment default, the collateral value of the financed vehicle may not cover the outstanding loan balance and costs of recovery. The Company maintains an allowance for losses on loans held by the Company, which reflects management's estimates of anticipated losses for such loans. If the allowance is inadequate, then the Company would recognize as an expense the losses in excess of such allowance and results of operations could be adversely affected. The allowance for credit losses is increased by the provision for losses and for recoveries on Contracts that were previously charged-off and decreased for Contacts that are charged-off.

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

         Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession and could cause a decline in values of automobiles securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Any sustained period of increased delinquencies, defaults, repossessions or losses could adversely affect the Company's financial position, liquidity, and results of operations.

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

The Companies investments in related businesses may adversely effect the Company's operations

         The Company has and may continue to make investments in companies that have significantly higher risk profiles with greater reward possibilities in industries which are not identical to those with which the Company has historically been involved. If the Company does not receive its cost back on these investments its business and financial condition could be materially adversely affected.

Employees

         As of September 30, 2000, the Company had 42 full-time employees. The Company is not a party to any collective bargaining agreement.

Item 2.       Property.

         The Company's executive and administrative offices are located in Englewood Cliffs, New Jersey, where the Company subleases approximately 8,300 square feet of general office space for $11,005 per month from Asta Group, Incorporated, an affiliate of the Company. The sublease expires on July 31, 2005. The Company believes that the sublease is on terms that are as favorable to the Company as those terms, which could be obtained from an unaffiliated lessor of the same premises.

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

Item 4.       Submission of Matters to a Vote of Security-Holders.

                  None.

PART II

 Item 5.      Market for Common Equity and Related Stockholder Matters.

         Commencing November 13, 1995 the Company's common stock par value $.01 per share ("Common Stock") has been quoted on the NASDAQ Small Cap Market until August 15, 2000 and subsequently on the NASDAQ National Market under the symbol "ASFI." On December 15, 2000 there were approximately 37 holders of record of the Common Stock. High and low bid prices of the Common Stock since October 1, 1997 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                                High          Low
                                                ----          ---

October 1, 1998 to December 31, 1998           $1.06         $0.38
January 1, 1999 to March 31, 1999               1.44          0.31
April 1, 1999 to June 30, 1999                  2.56          1.25
July 1, 1999 to September 30, 1999              3.50          1.25

October 1, 1999 to December 31, 1999            9.00          2.00
January 1, 2000 to March 31, 2000               9.25          4.75
April 1, 2000 to June 30, 2000                  7.06          3.00
July 1, 2000 to September 30, 2000              8.81          4.19

         The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Results of Operations

Year Ended September 30, 2000 Compared to the Year Ended September 30, 1999

         Revenues. During the year ended September 30, 2000 revenues, which consisted almost entirely of interest income, increased $6.5 million or 56.0% to $18.1 million from $11.6 million for the year ended September 30, 1999. The increase is due to the increase of interest income earned on the consumer receivables acquired for liquidation that were outstanding during the entire year ended September 30, 2000, as compared to only six-months in the prior year, partially offset by a reduction in interest income from automobile loans receivable. During the year ended September 30, 2000, the Company paid $1.4 million in its acquisition of accounts acquired for liquidation, compared to $55.4 million in the year ended September 30, 1999. Servicing fee income on Contracts sold during the year ended September 30, 2000 decreased $170,000 or 70.8% to $70,000 from $240,000 for the year ended September 30, 1999. The decrease in servicing fee income is due to the substantial decrease of previously sold automobile loans serviced by the Company during the year ended September 30, 2000, as compared to the prior year.

         Expenses. During the year ended September 30, 2000, general and administrative expenses increased $1 million or 32.2 % to $4.1 million from $3.1 million for the year ended September 30, 1999 and represented 48.4% of total expenses. The increase in general and administrative expenses is attributable to an increase in expenses associated with servicing the consumer receivables acquired for liquidation, partially offset by decreased expenses associated with servicing automobile loans receivable.

         Interest expense decreased by $3.2 million or 88.9% during the year ended September 30, 2000 to $0.4 million from $3.6 million for the year ended September 30, 1999 and represented 4.8% of total expenses. The decrease resulted from a substantial decrease in outstanding borrowings by the Company under the lines of credit and notes payable during the year ended September 30, 2000, as compared to the year ended September 30, 1999. At September 30, 2000, the Company had no borrowings outstanding under any lines of credit or notes payable.

         During the year ended September 30, 2000, the provision for credit and other losses increased by $2.3 million or 135.3% to $4.0 million from $1.7 million for the year ended September 30, 1999 and represented 46.8% of total expenses. The increase is due to the Company reserving $2.3 million against the investment in SBR and $1 million for potential obligations of consumer receivables that have been previously sold during the year ended September 30, 2000.

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

         During the year ended September 30, 1999, the provision for credit losses decreased by $2.9 million or 63.0% to $1.7 million from $4.6 million for the year ended September 30, 1998 and represented 20.0% of total expenses. The decrease is due to the decrease in the amount of Contracts purchased during the year ended September 30, 1999 as compared to the year ended September 30, 1998.

Seasonality

         Management of the Company believes that the Company's operations may, to some extent, be affected by high delinquency rates by borrowers on Contracts and lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods.

Liquidity and Capital Needs

         The Company's primary sources of cash include borrower payments on consumer receivables acquired for liquidation and Contracts. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation. As of September 30, 2000, the Company's cash and cash equivalents increased to $10.5 million from $780,000 at September 30, 1999. The increase was due to an increase in cash collected from consumer receivables acquired for liquidation during the entire year ended September 30, 2000, compared to cash collected from April 1, 1999 to September 30, 1999 in the prior year. Additionally, through November 1999, the cash collected on consumer receivables acquired for liquidation was used to pay down the related debt.

         Net cash provided by operating activities was $13.8 million during the year ended September 30, 2000, compared to $6.2 million during the year ended September 30, 1999. Cash used for purchasing accounts acquired liquidation was $1.4 million during the year ended September 30, 2000, compared to $55.4 million in the year ended September 30, 1999.

         In February 2000, the Company entered a stock purchase and financing agreement with Small Business Resources, Inc. ("SBR") As of December 14, 2000, the Company invested a total of $2.5 million in SBR, consisting of a loan of $1.75 million and an equity investment of $750,000, for a one-third ownership interest including warrants to purchase shares of common stock of SBR. The investment was funded from cash provided by operations. SBR is a business-to-business e-commerce company that provides a business portal where small business owners can access content, products, resources and advice. To date, SBR has signed more than a dozen partnership contracts with major companies within the banking, utility and telecommunications industries. These contracts currently reach more than three million small business owners with whom SBR's partners have established relationships. Palisades Collection, LLC, a wholly owned subsidiary of the Company, will be offering third party collection services to small businesses through SBR. As of December 14, 2000, the Company's investment totaled $2.5 million and the Company had reserved $2.25 million against this investment.

         The Company's cash requirements have been and will continue to be significant. The Company depends on external financing for purchasing consumer receivables. At September 30, 2000 the Company did not have any open lines of credit to purchase consumer receivables but had obtained a written approval from a bank for a $10 million credit facility to purchase consumer receivables subject to the completion of a loan document.

         The Company anticipates that its current cash available; funds to be provided upon the completion of a new credit facility with a bank; funds made available by an Affiliate, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months.

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

Item 7.       Financial Statements.

         The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

         Index to Audited Financial Statements:                         Page
         --------------------------------------                         ----

         Independent Auditors' Report                                    F-1

         Consolidated Balance Sheets - September 30, 2000 and 1999       F-2

         Consolidated Statements of Operations - Years ended
         September 30, 2000 and 1999                                     F-3

         Consolidated Statements of Shareholders' Equity - Years ended
         September 30, 2000 and 1999                                     F-4

         Consolidated Statements of Cash Flows - Years ended
         September 30, 2000 and 1999                                     F-5

         Notes to Consolidated Financial Statements                      F-6

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable

                               Asta Funding, Inc.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

Asta Funding, Inc.


Contents

                                                                       Page
                                                                       ----

Consolidated Financial Statements

   Independent auditors' report                                        F-2

   Balance sheets as of September 30, 2000 and 1999                    F-3

   Statements of operations for the years ended
      September 30, 2000 and 1999                                      F-4

   Statements of changes in stockholders' equity for the
      years ended September 30, 2000 and 1999                          F-5

   Statements of cash flows for the years ended
      September 30, 2000 and 1999                                      F-6

   Notes to financial statements                                       F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP


Florham Park, New Jersey
November 7, 2000

Asta Funding, Inc.

Consolidated Balance Sheets

                                                                                                    September 30,
                                                                                               2000               1999
                                                                                         ---------------    ---------------
ASSETS

   Cash and cash equivalents                                                             $    10,488,000    $       780,000
   Restricted cash and cash equivalents                                                           51,000             49,000
   Consumer receivables acquired for liquidation                                               4,367,000         16,500,000
   Auto loans receivable, (less allowance for credit losses of $611,000 in
   2000 and $1,122,000 in 1999)                                                                3,190,000          8,344,000
   Finance receivables, (less allowance for credit losses of $75,000)                            612,000
   Note receivable                                                                               250,000
   Furniture and equipment (net of accumulated depreciation of $379,000
      in 2000 and $246,000 in 1999)                                                              156,000            174,000
   Repossessed automobiles held for sale (net of allowance for losses of
      $100,000 in 2000 and $200,000 in 1999)                                                     181,000            460,000
   Deferred income taxes                                                                       1,620,000            610,000
   Other assets                                                                                  269,000            643,000
                                                                                         ---------------    ---------------
                                                                                         $    21,184,000    $    27,560,000
                                                                                         ===============    ===============

LIABILITIES

   Advances under lines of credit                                                                           $     5,422,000
   Notes payable                                                                                                 10,636,000
   Other liabilities                                                                     $     2,133,000            256,000
   Income taxes payable                                                                        4,277,000            663,000
   Due to affiliate                                                                              816,000          2,473,000
                                                                                         ---------------    ---------------
        Total liabilities                                                                $     7,226,000         19,450,000
                                                                                         ---------------    ---------------

Commitments

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized 10,000,000 shares, issued
   and outstanding 3,958,000 shares in 2000 and 3,945,000 in 1999                                 40,000             39,000
Additional paid-in capital                                                                     9,619,000          9,602,000
Retained earnings (accumulated deficit)                                                        4,299,000         (1,531,000)
                                                                                         ---------------    ---------------
        Total stockholders' equity                                                            13,958,000          8,110,000
                                                                                         ---------------    ---------------
                                                                                         $    21,184,000    $    27,560,000
                                                                                         ===============    ===============



See notes to financial statements                                           F-3

Asta Funding, Inc.

Consolidated Statements of Operations

                                                                                                               Year Ended
                                                                                                              September 30,
                                                                                                    -------------------------------
                                                                                                         2000              1999
                                                                                                    -------------    -------------

Finance income                                                                                      $  18,040,000    $  11,363,000

Servicing fee income                                                                                       70,000          240,000
                                                                                                    -------------    -------------
                                                                                                       18,110,000        11,603,000
                                                                                                    -------------    -------------

General and administrative expenses                                                                     4,091,000        3,094,000

Provisions for credit and other losses                                                                  3,954,000        1,688,000

Interest expense                                                                                          410,000        3,634,000
                                                                                                    -------------    -------------
                                                                                                        8,455,000        8,416,000
                                                                                                    -------------    -------------

Income before provision for income taxes                                                                9,655,000        3,187,000

Provision for income taxes                                                                              3,825,000          454,000
                                                                                                    -------------    -------------

Net income                                                                                          $   5,830,000    $   2,733,000
                                                                                                    =============    =============

Basic net income per share                                                                               $1.48             $.69
                                                                                                         =====             ====
Diluted net income per share                                                                             $1.43             $.69
                                                                                                         =====             ====


See notes to financial statements                                           F-4

Asta Funding, Inc.

Consolidated Statements of Changes in Stockholders' Equity

                                                                               Additional        Accumulated
                                                        Common Stock             Paid-in           Income
                                                    Shares        Amount         Capital          (Deficit)           Total
                                                    ------        ------       ----------        -----------          -----


           Balance, September 30, 1998             3,945,000    $  39,000    $  9,602,000     $  (4,264,000)      $5,377,000

           Exercise of options                        25,000

           Cancellation of common stock              (25,000)

           Net income                                                                             2,733,000        2,733,000
                                                   ---------    ---------    ------------     -------------       ----------

           Balance, September 30, 1999             3,945,000       39,000       9,602,000        (1,531,000)       8,110,000


           Exercise of options and warrants           13,000        1,000          17,000                             18,000
                                                   ---------    ---------    ------------

           Net income                                                                             5,830,000        5,830,000
                                                   ---------    ---------    ------------     -------------       ----------

           Balance, September 30, 2000             3,958,000    $  40,000    $  9,619,000     $   4,299,000      $13,958,000
                                                   =========    =========    ============     =============      ===========




See notes to financial statements                                           F-5

Asta Funding, Inc.

Consolidated Statements of Cash Flows

                                                                                                  Year Ended September 30,
                                                                                             ---------------------------------
                                                                                                   2000               1999
                                                                                             --------------     --------------
Cash flows from operating activities:
   Net income                                                                                $    5,830,000     $    2,733,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                               133,000            132,000
        Amortization of loan discount                                                                                1,000,000
        Provisions for losses                                                                     3,954,000          1,688,000
        Deferred income taxes                                                                    (1,010,000)          (244,000)
        Expenses advanced by affiliate                                                               15,000             58,000
      Changes in:
        Restricted cash and cash equivalents                                                         (2,000)            13,000
        Repossessed automobiles held for sale                                                       379,000            (94,000)
        Income taxes receivable                                                                                        527,000
        Other assets                                                                                374,000           (102,000)
        Income taxes payable                                                                      3,614,000            663,000
        Other liabilities                                                                           477,000           (129,000)
                                                                                             --------------     --------------

           Net cash provided by operating activities                                             13,764,000          6,245,000
                                                                                             --------------     --------------

Cash flows from investing activities:
   Auto loans purchased                                                                                             (2,603,000)
   Auto loan principal payments collected                                                         4,689,000          7,806,000
   Purchase of consumer receivables acquired for liquidation                                     (1,442,000)       (55,444,000)
   Principal payments received from sale or collection of consumer receivables
      acquired for liquidation                                                                   13,325,000         39,613,000
   Principal payments received on residual interest                                                                     14,000
   Capital expenditures                                                                            (115,000)          (120,000)
   Notes receivable                                                                              (2,114,000)
   Finance receivables                                                                             (687,000)
                                                                                             --------------     --------------

           Net cash provided by (used in) investing activities                                   13,656,000        (10,734,000)
                                                                                             --------------     --------------

Cash flows from financing activities:
   Advances from (repayments to) affiliate                                                       (1,672,000)         1,498,000
   Repayments under lines of credit                                                              (5,422,000)        (6,044,000)
   Proceeds from notes payable                                                                                      52,000,000
   Repayments of notes payable                                                                  (10,636,000)       (42,348,000)
   Proceeds from exercise of options and warrants                                                    18,000
                                                                                             --------------     --------------

           Net cash provided by (used in) financing activities                                  (17,712,000)         5,106,000
                                                                                             --------------     --------------

Net increase in cash and cash equivalents                                                         9,708,000            617,000
Cash and cash equivalents at beginning of year                                                      780,000            163,000
                                                                                             --------------     --------------

Cash and cash equivalents at end of year                                                     $   10,488,000     $      780,000
                                                                                             ==============     ==============
Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                                               $      365,000     $    3,679,000
      Income taxes                                                                                  344,000              1,000


See notes to financial statements                                           F-6

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note A - The Company and its Significant Accounting Policies

[1]    The Company:

       Prior to May 1999, the Company was primarily engaged in the business of purchasing and servicing retail installment sales contracts originated by automobile dealers financing the purchase primarily of used automobiles by sub-prime borrowers. The loans were generally purchased from automobile dealers in the northeastern and mid-atlantic states. The Company ceased accepting new automobile contracts for funding on May 1, 1999 and is liquidating the remaining contracts. Currently, the Company's primary business is purchasing and liquidating nonperforming consumer loans.

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

[5]    Finance Receivables:

       Finance receivables are factored accounts receivable primarily with full recourse.

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note A - The Company and its Significant Accounting Policies (continued)

[6]      Furniture and equipment:

         Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

[7]      Credit losses:

         Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review of loans receivable. Loans receivable are charged-off when management deems them to be uncollectible.

[8]      Loan origination fees and costs:

         Direct loan origination fees collected and costs incurred are deferred and amortized over the average lives of the loans using the interest method. Unamortized amounts are recognized in operations at the time that loans are sold or paid in full.

[9]      Repossessed automobiles held for sale:

         Upon foreclosure of the loan, the Company records repossessed automobiles at the lower of the loan balance or estimated fair value of the automobile.

         After foreclosure, valuations are periodically performed by management and the carrying value of the automobiles are adjusted to the lower of cost recorded upon repossession or estimated fair value.

[10]     Income taxes:

         Deferred federal and state taxes arise from net operating losses and temporary differences resulting primarily from the provision for credit losses and funds deposited in accounts for loans sold being reported for financial accounting and tax purposes in different periods.

[11]     Net income per share:

         Basic per share data is determined by dividing net income by the weighted average shares outstanding during the period. Diluted per share data is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999

Note A - The Company and its Significant Accounting Policies (continued)


The following table presents the computation of basic and diluted per share data for the years ended September 30, 2000 and 1999:

                                               2000                                             1999
                              --------------------------------------      -----------------------------------------------
                                             Weighted                                          Weighted
                                             Average       Per Share                           Average          Per Share
                              Net Income     Shares         Amount        Net Income           Shares            Amount
                              ----------     ------         ------        ----------           ------            ------

Basic                         $5,830,000     3,946,000      $1.48       $2,733,000           3,946,000           $.69
                                                            =====                                                ====
Effect of dilutive stock
   options                                     126,000                                          26,000
                              ----------     ---------                                       ---------
Diluted                       $5,830,000     4,072,000      $1.43       $2,733,000           3,972,000           $.69
                              ==========     =========      =====       ==========           =========           ====

[12]     Use of estimates:

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

[13]     Stock-based compensation:

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

Note B - Segment Reporting

The Company has two reportable segments: finance receivables and consumer receivables. The finance receivables segment consists of the business of liquidating sub-prime auto receivables and collecting factored receivables. The consumer receivables segment liquidates nonperforming consumer credit card receivables.

The accounting policies of the segments are those described in the summary of significant accounting policies.

                                                      2000                                              1999
                                  --------------------------------------------       ------------------------------------------
                                    Finance         Consumer                          Finance         Consumer
                                  Receivables     Receivables            Total       Receivables     Receivables          Total
                                  -----------     -----------            -----       -----------     -----------          -----

     Service fee income       $    70,000                            $      70,000  $    240,000                       $    240,000
     Interest income            1,704,000          $ 16,336,000         18,040,000     3,720,000    $    7,643,000       11,363,000
     Interest expense             249,000               161,000            410,000       821,000         2,813,000        3,634,000
     Depreciation                 133,000                                  133,000        97,000                             97,000
     Segment income (loss)     (1,738,000)            7,568,000          5,830,000      (501,000)        3,234,000        2,733,000
     Segment assets             6,447,000            14,737,000         21,184,000     9,917,000        17,643,000       27,560,000

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999

Note C - Auto Loans Receivable and Allowance for Credit Losses

Substantially all loans are at fixed rates of interest, collateralized by automobiles, and have remaining maturities of 4 years or less. Each automobile loan provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company purchases the loans from dealers at a discount from the amount financed under the contract. Substantially all borrowers are located in the northeastern and mid-atlantic states.

As of September 30, 2000 and 1999, nonaccrual auto loans receivable aggregated $6,000 and $385,000, respectively.

Changes in the allowance for credit losses consisted of the following:

                                                     2000            1999
                                                -------------   -------------

             Balance, beginning of period       $   1,122,000   $   1,209,000
             Provisions                               565,000       1,438,000
             Charge-offs                           (1,506,000)     (1,662,000)
             Recoveries                               430,000         137,000
                                                -------------   -------------

             Balance, end of period             $     611,000   $   1,122,000
                                                =============   =============

Note D - Consumer Receivables  Acquired for Liquidation

As of September 30, 2000, the Company used the interest method on portfolios with carrying values aggregating $3,335,000 and the cost recovery method on portfolios with carrying values aggregating $1,032,000.

Note E - Note Receivable

In February 2000, the Company entered into an agreement with Small Business Resources, Inc. ("SBR"), a business-to-business E-Commerce Company, Small Business Worldwide, Inc. ("SBW"), the holding company for SBR (a wholly-owned subsidiary), and Hispanic Business Resources, Inc. ("HBR"), a subsidiary of SBR whereby the Company would invest up to $2,500,000 in SBR. As of September 30, 2000, the Company had advanced $2,100,000 to SBR, incurred costs of $14,000 and provided an allowance of $1,864,000 to reflect its estimated net realizable value. In addition, since the Company has agreed to advance the remaining $400,000, the potential loss has been recognized in the accompanying financial statements.

Subsequent to year end, the Company and SBR, HBR, and SBW amended their agreement whereby the Company exchanged $750,000 of the advances for 19.9% of SBW's outstanding common stock, a warrant to purchase up to 13.3% (1,698,184 shares) of SBW's common stock at $0.01per share, and 51% of HBR's outstanding common stock..

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note F - Furniture and Equipment

Furniture and equipment as of September 30, 2000 and 1999 consist of the following:

                                                        2000           1999
                                                   -----------     -----------

             Furniture                             $    46,000     $    46,000
             Equipment                                 489,000         374,000

                                                       535,000         420,000
             Less accumulated depreciation             379,000         246,000
                                                   -----------     -----------

             Balance, end of period                $   156,000     $   174,000
                                                   ===========     ===========

Depreciation expense for the years ended September 30, 2000 and 1999 aggregated $133,000 and $97,000, respectively.

Note G - Restricted Cash

In connection with the sale of loans in 1997, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans.

Note H - Financing

In January 1998, the Company entered into a two year credit facility with a bank under which the Company could borrow up to a maximum of $20 million. In June 1999, the credit facility was reduced to a maximum of $8 million. During the year ended September 30, 2000, the credit facility was paid in full and closed.

In March 1999, the Company borrowed funds from three financial institutions aggregating $52,000,000. Each financial institution's note was collateralized by specific portfolios of consumer receivables acquired for liquidation. During the year ended September 30, 2000, the balance was paid in full. The investment banking firm which provided $37,000,000 of the aforementioned $52,000,000, in exchange for a $37,000,000 note collateralized by a portfolio of consumer receivables acquired for liquidation, a sharing of subsequent collections on this portfolio and $1,500,000 to be collected from on a different portfolio. In December 1999, after the $37,000,000 note had been paid in full, the Company paid the investment banking firm $1,225,000 in settlement of the Company's remaining obligations under this agreement.

Note I - Other Liabilities

Other liabilities as of September 30, 2000 and 1999 are as follows:

                                                             2000             1999
                                                           ----------    -------------

    Estimated losses on commitments and contingencies      $1,400,000
    Due to seller of consumer receivables                     500,000
    Accounts payable                                          159,000    $      60,000
    Accrued interest and other                                 74,000          196,000
                                                           ----------    -------------

          Total other liabilities                          $2,133,000    $     256,000
                                                           ==========    =============

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note J - Income Taxes

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows:

                                                                              2000             1999
           Deferred tax assets:
              Allowances for credit and other losses                      $1,620,000       $   528,000
              Net operating losses                                                              82,000
                                                                          ----------       -----------

                 Total deferred tax assets                                $1,620,000       $   610,000
                                                                          ==========       ===========


The components of the provision (benefit) for income taxes for the years ended September 30, 2000 and 1999 are as follows:

                                                                              2000              1999
                                                                          -------------    -------------
           Current:
              Federal                                                     $   3,854,000    $     698,000
              State                                                             981,000
                                                                          -------------    -------------
                                                                              4,835,000          698,000
                                                                          -------------    -------------
           Deferred:
              Federal                                                          (850,000)        (138,000)
              State                                                            (160,000)        (106,000)
                                                                          -------------    -------------

                                                                             (1,010,000)        (244,000)
                                                                          -------------    -------------

           Provision for income taxes                                     $   3,825,000    $     454,000
                                                                          =============    =============


The difference between the statutory federal income tax (benefit) rate on the Company's pre-tax income (loss) and the Company's effective income tax rate is summarized as follows:

                                                                              2000           1999

           Statutory federal income tax rate                                  34.0%          34.0%
           State income tax, net of federal benefit                            5.8           (1.8)
           Other                                                              (0.8)            .4
           Increase (decrease) in valuation allowance                                       (18.4)
                                                                              ----          -----
           Effective income tax rate                                          39.0%          14.2%
                                                                              ====          =====

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note K - Related Party Transactions

The Company leases its facilities through July 2005 pursuant to a sublease from a company controlled by the principal stockholders of the Company (the "Affiliate"). The terms of the sublease are substantially identical to the terms of the underlying lease between the Affiliate and the lessor. The future minimum lease payments are as follows:

             Twelve Months
         Ending September 30,
         --------------------

                 2001                     $   147,000
                 2002                         141,000
                 2003                         139,000
                 2004                         140,000
                 2005                          61,000
                                          -----------

                                          $   628,000
                                          ===========

During the year ended September 30, 2000 and 1999, the Company paid a director of the Company $75,000 per year for consulting services.

Rent expense for the years ended September 30, 2000 and 1999 was approximately $119,000 and $127,000, respectively, (including $104,000 and $108,000 to the
Affiliate).

During the years ended September 30, 2000 and 1999, salaries, related payroll taxes and other expenses allocated from the Affiliate aggregated $15,000 and $49,000, respectively. Management allocates costs monthly based upon its estimate of the cost of services provided by the Affiliate.

During the years ended September 30, 2000 and 1999, the Affiliate advanced funds to the Company. Interest expense, at 12 percent per annum, aggregated $91,000 and $218,000 in the years ended September 30, 2000and 1999, respectively.

Note L - Commitments and Contingencies

During October 1998, the Company entered into employment agreements with two executives, which expire in September 2001. During September 2000, the Company modified the terms of the agreements. Under the new terms, the aggregate annual base salaries effective September 30, 2000 are $475,000. Additionally, each executive may be granted annual bonuses.

In September 1999, the Company sold a portfolio of consumer accounts acquired for liquidation during the normal course of business. The purchaser claims that they are entitled to unidentified consumer receivable payments that collection agencies have sent to the Company. The Company has acknowledged that the purchaser is entitled to certain receipts and has requested that the purchaser specifically identify the payments. The Company believes that it has adequately provided for this matter.

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note M - Stockholders' Equity

[1]    Stock options and warrants:

       The Company has a stock option plan under which 885,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from September 2005 through June 2009.

       The Company applies APB 25 and related interpretations in accounting for its employee stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's proforma net income and diluted net income per share for 2000 would have been approximately $5,781,000 and $1.42, respectively and 1999 would have been approximately $2,600,000 and $.69, respectively. This is not necessarily indicative of future results of operations, due to among other reasons, vesting provisions and future stock option grants. The weighted average fair value of the options granted during 2000 and 1999 were $5.01 and $1.46 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 119% (2000) and 94%
       (1999), expected life 10 years, risk free interest rate of 5.9%.

       The following table summarizes stock option transactions under the plan:

                                                                                   Year Ended September 30,
                                                                  --------------------------------------------------------
                                                                            2000                            1999
                                                                  ------------------------       -------------------------
                                                                                 Weighted                         Weighted
                                                                                 Average                           Average
                                                                                 Exercise                         Exercise
                                                                  Shares          Price          Shares             Price
                                                                 -------         --------        -------          --------

          Outstanding options at the beginning of year           391,500          $ 3.70         284,500             $4.34
          Options granted                                        206,000            5.19         132,000              1.63
          Options cancelled                                       (3,000)           1.63
          Options exercised                                      (10,000)           1.75         (25,000)              .01
                                                                 -------                         -------

          Outstanding options at the end of year                 584,500          $ 4.27         391,500             $3.70
                                                                 =======          ======         =======             =====


The following table summarizes information about the Plan's outstanding options as of September 30, 2000:

                                                       Options Outstanding                         Options Exercisable
                                        ------------------------------------------------       --------------------------
                                                              Weighted
                                                               Average          Weighted                         Weighted
                                                              Remaining          Average                          Average
                   Range of                 Number           Contractual        Exercise         Number          Exercise
                Exercise Price           Outstanding       Life (in Years)        Price        Exercisable         Price
                --------------           -----------       ---------------      --------        -----------      --------

          $1.625 - $1.75                    136,000             8.62             $1.63           94,666           $1.63
          $4.50 - $5.25                     448,500             7.34             $5.07          245,500           $4.93

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note M - Stockholders' Equity (continued)

As of September 30, 2000, there were warrants, expiring November 13, 2000 to purchase 110,000 shares of the Company's common stock at $6.50 per share.

As of September 30, 2000, 995,000 shares have been reserved for the exercise of warrants and options.

[2]    Common stock:

       During the year ended September 30, 1997, an officer terminated his employment with the Company. Pursuant to the agreement, 25,000 shares were subject to cancellation should losses, through December 31, 1998, on certain loans exceed a defined amount. During the year ended September 30, 1999, losses exceeded such amount and the shares were canceled.

Note N - Retirement Plan

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. There were no contributions for the years ended September 30, 2000 and 1999.

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

The following summarizes the information as of September 30, 2000 and 1999 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                        2000                                    1999
                                         ---------------------------------       --------------------------------
                                         Carrying Value        Fair Value        Carrying Value        Fair Value
                                         --------------        ----------        --------------        ----------
Cash, restricted cash and
   and cash equivalents                    $ 10,539,000         $10,539,000         $    829,000      $     829,000
Consumer receivables
   acquired for liquidation                   4,367,000           6,551,000           16,500,000         21,500,000
Loans receivable                              3,190,000           4,248,000            8,344,000          9,985,000
Finance receivable                              612,000             810,000
Advances under lines of
   credit, notes payable and
   due to affiliates                            816,000             816,000           18,531,000         18,531,000

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

Asta Funding, Inc.

Notes to Financial Statements
September 30, 2000 and 1999


Note O - Fair Value of Financial Instruments (continued)

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 2001, is incorporated by reference in response to this Item 9.

Item 10.   Executive Compensation.

         Information contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 2001 is incorporated by reference in response to this Item 10.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

         Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 2001 is incorporated herein by reference in response to this Item 11.

Item 12.   Certain Relationships and Related Transactions

Information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed with the Commission on or before January 30, 2001 is incorporated by reference in response to this Item 12.

Part IV

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  Exhibit
                  Number
                  ------

                  3.1        Certificate of Incorporation. (1)

                  3.2        By laws. (2)

                  10.1 Employment Agreement dated October 1, 1998, by and between the Company and Gary Stern. (2)

                  10.2 Employment Agreement dated October 1, 1998, by and between the Company and Mitchell Herman. (2)


                  10.3 Amended and Restated Stock Purchase Agreement dated October 12, 2000, between AstaFunding.Com, LLC, a subsidiary of the Company and Small Business
                  Resources, Inc., Small Business Worldwide, Inc. and
                  Hispanic Business Resources, Inc. (3)

                  10.4 Common Stock Purchase Warrant dated October 12, 2000, issued by Small Business Worldwide to
                  AstaFunding.Com, LLC. (3)

                  21.        Subsidiaries of the Company.

                  27.        Financial Data Schedule.

         1. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212).

         2. Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

         3. Incorporated by reference to the Company's Report filed on Form 8-K/A on November 2, 2000.

(b)      Reports on 8-K

            The Registrant filed a report on Form 8-K under Item 5 on October 27, 2000 and a report on 8-K/A on November 2, 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASTA FUNDING, INC.


Dated:  December 18, 2000                   By: /s/Gary Stern
                                                ------------------------
                                                Gary Stern
                                                President


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                    Title                               Date
---------                                                    -----                               ----

/s/ Gary Stern                                        President and Director                December 18, 2000
---------------------------
Gary Stern

/s/ Mitchell Herman                                   Chief Financial Officer,             December 18, 2000
---------------------------                           Secretary, Chief Accounting
Mitchell Herman                                       Officer and Director

/s/ Arthur Stern                                      Director                              December 18, 2000
---------------------------
Arthur Stern

/s/ Martin Fife                                       Director                              December 18, 2000
---------------------------
Martin Fife

/s/ Herman Badillo                                    Director                              December 18, 2000
---------------------------
Herman Badillo

/s/ General Buster Glosson                            Director                              December 18, 2000
---------------------------
General Buster Glosson

/s/ Edward Celano                                     Director                              December 18, 2000
---------------------------
Edward Celano

/s/ Harvey Leibowitz                                  Director                              December 18, 2000
---------------------------
Harvey Leibowitz