Form 10QSB
period 2000-12-31
ASTA FUNDING INC
filed 2001-02-09
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commissions file number: 0-26906
                         -------

                               ASTA FUNDING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                   22-3388607
--------------------------------               ---------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)


210 Sylvan Ave., Englewood Cliffs, New Jersey                   07632
---------------------------------------------                   -----
  (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 7, 2001, the registrant had approximately 3,968,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2000


                                      INDEX



Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of December 31,2000 (unaudited)
                   and September 30, 2000

                 Consolidated Statements of Operations for the three-month
                   periods ended December 31, 2000 and 1999 (unaudited)

                 Consolidated Statements of Cash Flows for the three-month
                   periods ended December 31, 2000 and 1999 (unaudited)

                          Notes to consolidated financial statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                               December 31,                September 30,
                                                               ------------                -------------
                                                                  2000                         2000
                                                                Unaudited
Assets
Cash                                                           $10,741,000                  $10,488,000
Restricted cash, net                                                51,000                       51,000
Consumer receivables acquired for liquidation                    3,107,000                    4,367,000
Auto loans receivable, net                                       2,436,000                    3,190,000
Finance receivables                                              1,163,000                      612,000
Note receivable                                                    250,000                      250,000
Furniture and equipment, net                                       135,000                      156,000
Repossessed automobiles, net                                       174,000                      181,000
Other assets                                                        88,000                      269,000
Deferred income taxes                                            1,320,000                    1,620,000
                                                               -----------                  -----------
          Total assets                                         $19,465,000                  $21,184,000
                                                               ===========                  ===========


Liabilities and Stockholders' Equity
Liabilities
Other liabilities                                              $ 1,397,000                  $ 2,133,000
Income taxes payable                                             1,651,000                    4,277,000
Due to affiliate                                                   688,000                      816,000
                                                               -----------                  -----------
          Total liabilities                                      3,736,000                    7,226,000
                                                               -----------                  -----------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
3,968,000 at December 31, 2000 and
3,958,000 at September 30, 2000                                     40,000                       40,000
Additional paid-in capital                                       9,636,000                    9,619,000
Retained earnings                                                6,053,000                    4,299,000
                                                               -----------                  -----------
          Total stockholders' equity                            15,729,000                   13,958,000
                                                               -----------                  -----------
Total liabilities and stockholders' equity                     $19,465,000                  $21,184,000
                                                               ===========                  ===========



See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                         Three Months Ended        Three Months Ended
                                                             December 31,             December 31,
                                                         ------------------        ------------------
                                                                2000                       1999
Revenues:
Interest                                                     $4,128,000                  $3,109,000
Servicing fees                                                    6,000                      27,000
                                                             ----------                  ----------

                                                              4,134,000                   3,136,000
                                                             ----------                  ----------

Expenses:
General and administrative                                    1,082,000                     875,000
Provision for losses                                            100,000                      55,000
Interest                                                         18,000                     189,000
                                                             ----------                  ----------
                                                              1,200,000                   1,119,000
                                                             ----------                  ----------

Income before income taxes                                    2,934,000                   2,017,000

Income tax expense                                            1,180,000                     806,000
                                                             ----------                  ----------

Net income                                                   $1,754,000                  $1,211,000
                                                             ==========                  ==========


Net income per share - Basic                                 $     0.44                  $     0.31
                                                             ----------                  ----------
                     - Diluted                               $     0.43                  $     0.30
                                                             ----------                  ----------

Weighted average number of shares
      outstanding - Basic                                     3,968,000                   3,945,000
                                                             ----------                  ----------
                  - Diluted                                   4,080,000                   4,026,000
                                                             ----------                  ----------


See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                              Three Months Ended             Three Months Ended
                                                                                 December 31,                    December 31,
                                                                              ------------------             ------------------
                                                                                     2000                            1999
Cash flows from operating activities:
  Net income                                                                     $  1,754,000                      1,211,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                                       30,000                         22,000
    Provision for losses                                                              100,000                         55,000
    Deferred income taxes                                                             300,000                         80,000
    Expenses advanced by affiliate                                                       --                            9,000
    Changes in:
       Restricted cash                                                                   --                           (1,000)
       Repossessed automobiles held for sale                                            7,000                         93,000
       Other assets                                                                   181,000                        426,000
       Income taxes payable                                                        (2,666,000)                      (151,000)
       Other liabilities                                                             (696,000)                       (86,000)
                                                                                 ------------                   ------------
           Net cash (used in) provided by operating activities                       (990,000)                     1,658,000

Cash flows from investing activities:
    Auto loan principal payments                                                      671,000                      1,299,000
    Purchase of consumer receivables acquired for liquidation                        (278,000)                          --
    Principal collected on receivables acquired for liquidation                     1,538,000                      7,590,000
    Finance receivables                                                              (551,000)                          --
    Capital expenditures                                                               (9,000)                       (42,000)
                                                                                 ------------                   ------------
            Net cash provided by investing activities                               1,371,000                      8,847,000

Cash flows from financing activities:
    Advances from affiliate                                                          (128,000)                      (110,000)
    Repayments under lines of credit                                                     --                          (84,000)
    Repayments of notes payable                                                          --                      (10,220,000)
                                                                                 ------------                   ------------
            Net cash (used in) financing activities                                  (128,000)                   (10,414,000)
                                                                                 ------------                   ------------

Increase in cash                                                                      253,000                         91,000

Cash at the beginning of period                                                    10,488,000                        780,000
                                                                                 ------------                   ------------
Cash at end of period                                                            $ 10,741,000                   $    871,000
                                                                                 ============                   ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                                $       --                     $    183,000
         Income taxes                                                            $  3,500,000                   $    875,000

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

In March 2000, the Company formed Asta Commercial, LLC a wholly owned subsidiary of the Company, to factor commercial invoices. Asta Commercial specializes in providing working capital to growing companies with unique financing needs. Asta Commercial provides asset-based lending, primarily secured by accounts receivable for small growing companies. Typical customers are manufacturers, wholesale distributors and service companies. Asta Commercial is committed to working closely with growth companies to meet their specialized financing needs and anticipates significant growth in this business by providing prompt and reliable service to its customers.

The consolidated balance sheet as of December 31, 2000, the consolidated statements of operations for the three-month periods ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the three-month periods ended December 31, 2000 and 1999, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 2000 and September 30, 2000, the results of operations for the three month periods ended December 31, 2000 and 1999 and the cash flows for the three-month periods ended December 31, 2000 and 1999 have been made. The results of operations for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries: Asta Auto Receivables Company; E.R. Receivables Corp., L.L.C.; RAC Acceptance Co., L.L.C.; Palisades Collections, L.L.C.; Asta Funding Acquisition I, LLC; Asta Funding Acquisition II, LLC; Asta Funding Acquisition III, LLC; Asta Funding.Com, LLC; and Asta Commercial, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Auto Loans Receivable:

The contracts which the Company purchased from dealers provide for finance charges of between 14.95% and 28.95% per annum. Each contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchased contracts at a discount from the full amount financed under a contract. The Company discontinued

Note 4: Consumer Receivables Acquired  for Liquidation:

Accounts acquired for liquidation are stated at their net realizable value and consist of consumer loans to individuals throughout the country.

Note 5: Finance Receivables:

Finance receivables are factored accounts receivable primarily with full recourse.

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 6: Income recognition:

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

Receivables are purchased by the Company at a discount from their charged-off amount, typically the aggregate unpaid balance at the time of charge-off. The Company purchases receivables directly from credit grantors through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. In order for the Company to consider a potential seller of receivables, a variety of factors are considered. Sellers must demonstrate that they have adequate internal controls to detect fraud and have the ability to provide post sale support and to honor buy-back warranty requests. The Company pursues new acquisitions on an ongoing basis by means of industry newsletters, brokers who specialize in these assets and other professionals with whom the Company has relationships.

The Company also factors commercial invoices and specializes in providing working capital to growing companies with unique financing needs. The Company provides asset-based lending, primarily secured by accounts receivable for small growing companies. Typical customers are manufacturers, wholesale distributors and service companies. The Company is committed to working closely with growth companies to meet their specialized financing needs and anticipates significant growth in this business by providing prompt and reliable service to its customers.

The Company generates its revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on consumer receivables acquired for liquidation, financed receivables and automobile contracts.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-QSB or other reports filed by the Company with the Securities and Exchange Commission. These factors include the following: the Company is dependent on external sources of financing to fund its operations; the Company may not be able to purchase receivables at favorable

                               Asta Funding, Inc.
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

prices and is subject to competition for such receivables; the Company may not be able to recover sufficient amounts on its receivables to fund its operations; government regulations may limit the Company's ability to recover and enforce receivables and other risks.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of operations

The three-month period ended December 31, 2000, compared to the three-month period ended December 31, 1999

Revenues. During the three-month period ended December 31, 2000, interest income increased $1 million or 32.8% to $4.1 million from $3.1 million for the three-month period ended December 31, 1999. The increase in interest income is primarily due to an increase in interest income on consumer receivables acquired for liquidation in which revenue was recorded using the cost recovery method during the three-month period ended December 31, 2000, as compared to the same period in the prior year. The Company earned servicing fees of $6,000 for the three months ended December 31, 2000, as compared to $27,000 for the three-month period ended December 31, 1999. The decrease in servicing fee income was due to a decrease in the dollar amount of contracts being serviced for the three-months ended December 31, 2000, as compared to the same period in the prior year, as a result of the discontinuation of the purchase and sale of automobile contracts.

Expenses. During the three-month period ended December 31, 2000, general and administrative expenses increased $207,000 or 23.7% to $1,082,000 from $875,000 for the three-months ended December 31, 1999 and represented 90.2% of total expenses. The increase in general and administrative expenses was due to expenses from Asta Commercial, LLC during the three-month period ended December 31, 2000, which was not in business during the same period in the prior year and an increase in servicing costs on consumer receivables acquired for liquidation for the three-month period ended December 31, 2000, as compared to the same period in the prior year.

Interest expense decreased $171,000 or 90.5% to $18,000 from $189,000 for the three-month period ended December 31, 2000, compared to the same period in the prior year and represented 1.50% of total expenses for the three-month period ended December 31, 2000. The decrease was due to a decrease in the outstanding borrowings by the Company under the lines of credit and notes payable during the three-month period ended December 31, 2000, as compared to the same period in the prior year.

During the three-month period ended December 31, 2000, the provision for credit losses increased $45,000 or 81.8% to $100,000 from $55,000 for the three-months ended December 31, 1999 and represented 8.3% of total expenses. The increase was due to an increase in automobile contract losses for the three-months ended as compared to the same period in the prior year.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on consumer receivables acquired for liquidation, automobile contracts and payments on finance receivables. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation and finance receivables. As of December 31, 2000, the Company's cash and cash equivalents increased to $10,741,000 from $10,488,000 at September 30, 2000.

Net cash used in operating activities was $1 million during the three-months ended December 31,2000, compared to net cash provided of $1.7 million during the three-months ended December 31, 1998. The increase in net cash used used in operating activities was primarily due to the increase in income tax payments made during the three-months ended December 31, 2000, as compared to the same period in the prior year. Net cash provided by investing activities was $1.4 million during the three-months ended December 31, 2000, compared to net cash provided of $8.8 million during the three months ended December 31, 1999. The reduction in net cash provided by investing activities was primarily due to decreased collections on consumer receivables acquired for liquidation during the three-months ended December 31, 2000, compared to the same period in the prior year. Net cash used in financing activities was $0.1 million during the three-months ended December 31, 2000, compared to net cash used of $10.4 million during the three-months December 31, 1999. The decrease in net cash used in financing activities was primarily due to a decrease in borrowing repayments during the three-months ended December 31, 2000, compared to the same period in the prior year.

                               Asta Funding, Inc.
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's cash requirements have been and will continue to be significant. The Company depends on external financing for purchasing consumer receivables. On January 29, 2001, the Company purchased approximately $100 million of consumer receivables from Heilig-Meyers Furniture Company at a substantial discount and intends to liquidate the receivables. The receivables are performing and semi-performing in nature. In conjunction with the transaction, the Company borrowed $17 million from two banks and $1 million from an affiliate of the Company. The loan from a bank for $10 million and a $1 million loan from an affiliate are payable on demand and a $7 million loan from another bank matures in July 2001, and is payable in equal monthly installments. The interest rates on these borrowings are between one percent over prime and thirteen percent per annum.

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

Item 5. Other Information

         On January 29, 2001, the Company purchased approximately $100 million of consumer receivables from Heilig-Meyers Furniture Company at a substantial discount and intends to liquidate the receivables. The receivables are performing and semi-performing in nature. In conjunction with the transaction, the Company borrowed $17 million from two banks and $1 million from an affiliate of the Company. The loan from a bank for $10 million and a $1 million loan from an affiliate are payable on demand and a $7 million loan from another bank matures in July 2001, and is payable in equal monthly installments. The interest rates on these borrowings are between one percent over prime and thirteen percent per annum.

Item 6.  Exhibits and Reports on Form 8-K

         a. The following exhibits are filed as part of this quarterly report on form 10-QSB.

             10.5 Purchase Agreement dated January 18, 2001, between Asta Funding, Inc. and Heilig-Meyers Furniture Company.

         b. Reports on Form 8-K. The Company filed a current report on form 8-K on October 12, 2000 under item 2.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2000

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASTA FUNDING, INC.
                                             (Registrant)


Date: February 7, 2001                   By: /s/ Gary Stern
                                             --------------------------------
                                             Gary Stern, President,
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: February 7, 2001                   By: /s/ Mitchell Herman
                                             --------------------------------
                                             Mitchell Herman, Chief Financial
                                             Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)