Form 10QSB
period 2001-03-31
ASTA FUNDING INC
filed 2001-05-11
CIK 1001258

                                 SECURITIES AND EXCHANGE COMMISSION
                                        Washington, DC 20549

                                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2001, the registrant had approximately 3,968,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2001

                                      INDEX



Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                    and September 30, 2000

                  Consolidated Statements of Operations for the three and six month periods ended March 31, 2001 and 2000 (unaudited)


                  Consolidated Statements of Cash Flows for the six-month
                    periods ended March 31, 2001 and 2000 (unaudited)

                  Notes to consolidated financial statements (unaudited)

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations


Part II. Other Information
--------------------------


         Item 1.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Securities Holders

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                                         March 31,                             September 30,
                                                                   ----------------------                 -------------------------
                                                                           2001                                     2000
                                                                           ----                                     ----
                                                                         Unaudited

Assets
Cash                                                                        $  2,347,000                              $ 10,488,000
Restricted cash, net                                                              51,000                                    51,000
Consumer receivables acquired for liquidation, net                            18,387,000                                 4,367,000
Finance receivables, net                                                       3,153,000                                   612,000
Note receivable                                                                     -                                      250,000
Auto loans receivable, net                                                     1,737,000                                 3,190,000
Furniture and equipment, net                                                     121,000                                   156,000
Repossessed automobiles, net                                                     151,000                                   181,000
Other assets                                                                     750,000                                   269,000
Deferred income taxes                                                          1,212,000                                 1,620,000
                                                                   ----------------------                 -------------------------
          Total assets                                                      $ 27,909,000                              $ 21,184,000
                                                                   =====================                  ========================


Liabilities and Stockholders' Equity
Liabilities
Other Liabilities                                                           $  2,077,000                              $  2,133,000
Advances under lines of credit                                                   740,000                                      -
Notes payable                                                                  5,862,000                                      -
Income taxes payable                                                                 -                                   4,277,000
Due to affiliate                                                               1,290,000                                   816,000
                                                                   ----------------------                 -------------------------
          Total liabilities                                                    9,969,000                                 7,226,000
                                                                   ----------------------                 -------------------------


Stockholders' Equity
Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding
  3,968,000 shares in 2001 and 3,958,000 in 2000                                  40,000                                    40,000
Additional paid-in capital                                                     9,636,000                                 9,619,000
Retained earnings                                                              8,264,000                                 4,299,000
                                                                   ----------------------                 -------------------------
          Total stockholders' equity                                          17,940,000                                13,958,000
                                                                   ----------------------                 -------------------------
Total liabilities and stockholders' equity                                  $ 27,909,000                              $ 21,184,000
                                                                   =====================                  ========================


See accompanying notes to consolidated financial statements.

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited


                                                           Three Months Ended                         Six Months Ended
                                                               March 31,                                   March 31,
                                              -----------------------------------------    -----------------------------------------
                                                      2001                     2000                2001                     2000
                                                      ----                     ----                ----                     ----

Revenues:
Interest                                              $6,112,000            $5,302,000          $10,240,000             $8,411,000
Servicing fees                                             4,000                19,000               10,000                 46,000
                                              -------------------   -------------------    -----------------    -------------------

                                                       6,116,000             5,321,000           10,250,000              8,457,000
                                              -------------------   -------------------    -----------------    -------------------

Expenses:
General and administrative                             1,878,000               933,000            2,960,000              1,808,000
Provision for credit losses and repurchases              300,000             1,980,000              400,000              2,035,000
Interest                                                 247,000               135,000              265,000                324,000
                                              -------------------   -------------------    -----------------    -------------------
                                                       2,425,000             3,048,000            3,625,000              4,167,000
                                              -------------------   -------------------    -----------------    -------------------

Income before income taxes                             3,691,000             2,273,000            6,625,000              4,290,000

Income tax expense                                     1,480,000               910,000            2,660,000              1,716,000
                                              -------------------   -------------------    -----------------    -------------------

Net income                                            $2,211,000            $1,363,000          $ 3,965,000             $2,574,000
                                              -------------------   -------------------    -----------------    -------------------

                                              -------------------   -------------------    -----------------    -------------------


Net income per share - Basic                          $     0.56            $     0.35          $      1.00             $     0.65
                                              -------------------   -------------------    -----------------    -------------------
                     - Diluted                        $     0.54            $     0.33          $      0.97             $     0.64
                                              -------------------   -------------------    -----------------    -------------------

Weighted average number of shares
      outstanding - Basic                              3,968,000             3,945,000            3,968,000              3,945,000
                                              -------------------   -------------------    -----------------    -------------------
                  - Diluted                            4,081,000             4,109,000            4,080,000              4,044,000
                                              -------------------   -------------------    -----------------    -------------------


See accompanying notes to consolidated financial statements.

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                              Six Months Ended
                                                                                                  March 31,
                                                                                    -------------------------------------
                                                                                            2001                     2000
                                                                                            ----                     ----

Cash flows from operating activities:
  Net income                                                                             $ 3,965,000        $ 2,574,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                             60,000             49,000
    Provision for losses and repurchases                                                     400,000          2,035,000
    Deferred income taxes                                                                    408,000           (361,000)
    Expenses advanced by affiliate                                                               -               13,000
    Changes in:
       Restricted cash                                                                           -               (1,000)
       Repossessed automobiles held for sale                                                  30,000             89,000
       Other assets                                                                         (481,000)           (42,000)
       Income taxes payable                                                               (4,277,000)         1,192,000
       Accounts payable and accrued expenses                                                 (56,000)         1,797,000
                                                                                    -----------------   ----------------
           Net cash provided by operating activities                                          49,000          7,345,000

Cash flows from investing activities:
    Auto loan principal payments                                                           1,320,000          2,622,000
    Purchase of consumer receivables acquired for liquidation                            (25,384,000)          (932,000)
    Principal collected on receivables acquired for liquidation, net                      11,364,000          9,209,000
    Finance receivables                                                                   (2,541,000)               -
    Capital expenditures                                                                     (25,000)           (84,000)
                                                                                    -----------------   ----------------
            Net cash (used in) provided by investing activities                          (15,266,000)        10,815,000

Cash flows from financing activities:
    Advances from affiliate                                                                  474,000         (1,334,000)
    Advances (repayments) under lines of credit                                              740,000         (2,611,000)
    Advances (repayments) of notes payable                                                 5,862,000        (10,636,000)
                                                                                    -----------------   ----------------
            Net cash provided by (used in) financing activities                            7,076,000        (14,581,000)
                                                                                    -----------------   ----------------

(Decrease) increase in cash                                                               (8,141,000)         3,579,000

Cash at the beginning of period                                                           10,488,000            780,000
                                                                                    -----------------   ----------------
Cash at end of period                                                                    $ 2,347,000        $ 4,359,000
                                                                                    =================   ================

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                                        $   163,000       $    281,000
         Income taxes                                                                    $ 4,750,000       $    875,000


See accompanying notes to consolidated financial statements.

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc. and its wholly owned subsidiaries (collectively, the "Company") is a diversified consumer finance company that is engaged in the business of purchasing, servicing and selling distressed and performing consumer receivables. Distressed and performing consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. The Company's receivables consist of MasterCard and Visa credit card accounts which were charged-off by the issuing banks for non-payment and installment receivables that were originated and previously serviced by a furniture retailer. Prior to May 1, 1999, the Company's business was focused on purchasing, servicing and selling retail installment contracts originated by dealers in the sale primarily of used automobiles to sub-prime borrowers.

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

The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three and six-month periods ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three and six-month periods ended March 31, 2001 and 2000, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2001 and September 30, 2000, the results of operations for the three and six-month periods ended March 31, 2001 and 2000 and the cash flows for the six-month periods ended March 31, 2001 and 2000 have been made. The results of operations for the three and six- month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Note 3: Auto Loans Receivable:

The contracts which the Company purchased from dealers provide for finance charges of between 14.95% and 28.95% per annum. Each contract provides for full amortization, equal monthly payments and permits prepayments by the borrower at any time without penalty. The Company generally purchased contracts at a discount from the full amount financed under a contract. The Company discontinued purchasing contracts in May 1999.

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

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 6: Income recognition:

The Company recognizes income on distressed and performing consumer loan portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of loans, the Company's management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. If future cash flows cannot be estimated, the cost recovery method is used. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio.

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


       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Overview

The Company is engaged in the business of purchasing, managing, servicing and selling distressed and performing consumer receivables. Distressed and performing consumer receivables are the unpaid debts of individuals that are owed to banks, finance companies and other credit providers. The Company's receivables consist of MasterCard and Visa credit card accounts which were charged-off by the issuing banks for non-payment and installment receivables that were originated and previously serviced by a furniture retailer. Prior to May 1, 1999, the Company's business was focused on purchasing, servicing and selling retail installment contracts originated by dealers in the sale primarily of used automobiles to sub-prime borrowers.

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

Results of operations

The three-month period ended March 31, 2001, compared to the three-month period ended March 31, 2000

Revenues. During the three-month period ended March 31, 2001, interest income increased $810,000 or 15.3% to $6.1 million from $5.3 million for the three-month period ended March 31, 2000. The increase in interest income is primarily due to an increase in interest income earned on consumer receivables acquired for liquidation that were purchased during the three-month period ended March 31, 2001, as compared to the same period in the prior year. The Company earned servicing fees of $4,000 for the three months ended March 31, 2001, as compared to $19,000 for the three-month period ended March 31, 2000. The decrease in servicing fee income is due to a decrease in the dollar amount of contracts being serviced for the three-months ended March 31, 2001, as compared to the same period in the prior year, as a result of the discontinuation of the purchase and sale of automobile contracts being serviced.

Expenses. During the three-month period ended March 31, 2001, general and administrative expenses increased $945,000 or 101.3% to $1.9 million from $933,000 for the three-months ended March 31, 2000 and represented 77.4% of total expenses. The increase in general and administrative expenses is primarily due to servicing costs on consumer receivables that were purchased in January 2001. In addition, a portion of the increase is due to operating expenses incurred in the Company's commercial finance receivable business during the three-month ended March 31, 2001, which was not operating during the same prior year period.

Interest expense increased $112,000 or 83.0% to $247,000 from $135,000 for the three-month period ended March 31, 2001, compared to the same period in the prior year and represented 10.2% of total expenses for the three-month period ended March 31, 2001. The increase is due to an increase in the outstanding borrowings by the Company under the lines of credit and notes payable during the three-month period ended March 31, 2001, as compared to the same period in the prior year. The increase in borrowings is due to the Company's increases in acquisitions of consumer receivables acquired for liquidation and finance receivables during the three-month period ended March 31, 2001, as compared to the same prior year period.

During the three-month period ended March 31, 2001, the provision for credit losses decreased $1.7 million or 84.8% to $300,000 from $2.0 million for the three-months ended March 31, 2000 and represented 12.4% of total expenses. The decrease is primarily due to the Company providing $1.5 million for potential obligations on consumer receivables acquired for liquidation sold to others during the quarter ended March 31, 2000.

The six-month period ended March 31, 2001, compared to the six-month period ended March 31, 2000

Revenues. During the six-month period ended March 31, 2001, interest income increased $1.8 million or 21.7% to $10.2 million from $8.4 million for the six-month period ended March 31, 2000. The increase in interest income is primarily due to an increase in interest income earned on consumer receivables that were acquired in January 2001 and an increase during the six months ended March 31, 2001 in interest income on consumer receivables which are accounted for using the cost recovery method subsequent to recovery of the purchase price The Company earned servicing fees of $10,000 for the six-months ended March 31, 2001, as compared to $46,000 for the six-month period ended March 31, 2000. The decrease in servicing fee income is due to a decrease in the dollar amount of contracts being serviced for the six-months ended March 31, 2001, as compared to the same period in the prior year, as a result of the discontinuation of the purchase and sale of automobile contracts being serviced.

Expenses. During the six-month period ended March 31, 2001, general and administrative expenses increased $1.2 million or 63.7% to $3.0 million from $1.8 million for the six-months ended March 31, 2000 and represented 81.7% of total expenses. The increase in general and administrative expenses is primarily due to servicing costs on consumer receivables that were purchased in January 2001, that were not being serviced during the same prior year period. In addition, a portion of the increase is due to operating expenses incurred in the Company's commercial finance receivable business during the six-month period ended March 31, 2001, which was not operating during the same prior year period.

                               Asta Funding, Inc.

       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Interest expense decreased $59,000 or 18.2% to $265,000 from $324,000 for the six-month period ended March 31, 2001, compared to the same period in the prior year and represented 7.3% of total expenses for the six-month period ended March 31, 2001. The decrease is due to a decrease in the outstanding borrowings by the Company under the lines of credit and notes payable during the six-month period ended March 31, 2001, as compared to the same period in the prior year.

During the six-month period ended March 31, 2001, the provision for credit losses decreased $1.6 million or 80.3% to $400,000 from $2.0 million for the six-months ended March 31, 2000 and represented 11.0% of total expenses. The decrease is primarily due to the Company providing $1.5 million during the six-month period ended March 31, 2001, for potential obligations on consumer receivables acquired for liquidation sold to others.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on consumer receivables acquired for liquidation, automobile contracts and payments on finance receivables. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation and finance receivables. As of March 31, 2001, the Company's cash and cash equivalents decreased to $2,347,000 from $10,488,000 at September 30, 2000. The decrease in cash was primarily due to the January 2001 purchase of installment receivables, an increase in finance receivables and income tax payments made during the six-months ended March 31, 2001.

Net cash provided by operating activities was $49,000 during the six-months ended March 31, 2001, compared to net cash provided of $7.3 million during the six-months ended March 31, 2000. The decrease in net cash used provided by operating activities is primarily due to the increase in income tax payments and other assets and a decrease in other liabilities, the provision for losses and repurchases and deferred income taxes during the six-months ended March 31, 2001, as compared to the same period in the prior year. Net cash used in investing activities was $15.3 million during the six-months ended March 31, 2001, compared to net cash provided of $10.8 million during the six months ended March 31, 2000. The increase in net cash used in investing activities is primarily due to the acquisition of consumer receivables acquired for liquidation and the increase in finance receivables during the six-months ended March 31, 2001, compared to the same period in the prior year. Net cash provided by financing activities was $7.1 million during the six-months ended March 31, 2001, compared to net cash used of $14.6 million during the six-months March 31, 2000. The increase in net cash provided by financing activities is primarily due to an increase in borrowings during the six-months ended March 31, 2001, compared to borrowing repayments during the same period in the prior year.

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

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2001


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff concerning its routine collection activities.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on March 9, 2001. At the meeting, the following persons were elected directors, all of whom were incumbents: Gary Stern, Arthur Stern, Mitchell Herman, Martin Fife, Herman Badillo, General Buster Glosson, Edward Celano and Harvey Leibowitz. Also at the meeting, the shareholders voted to ratify the appointment of Richard A. Eisner & Company, LLP as the Company's independent public accountants for fiscal year 2001.

         Shares were voted for the election of directors as follows:


                                                                   Authority
Director                                 For          Against      Withheld
--------                                 ---          -------      --------

Gary Stern                            3,809,999        10,080            -
Arthur Stern                          3,809,999        10,080            -
Mitchell Herman                       3,809,999        10,080            -
Martin Fife                           3,809,999        10,080            -
Herman Badillo                        3,809,999        10,080            -
General Buster Glosson                3,809,999        10,080            -
Edward Celano                         3,809,999        10,080            -
Harvey Leibowitz                      3,809,999        10,080            -

         Shares were voted for the ratification of the appointment of Richard
A. Eisner & Company, LLP as follows:

For                                3,794,499
Against                                6,080
Abstentions                           19,500
Broker Non-Votes                      -


Item 5. Other Information

         On March 10, 2001, the board of directors unanimously elected Michael Feinsod to the Company's board of directors.
 .
Item 6.  Exhibits and Reports on Form 8-K

         None.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2001


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               ASTA FUNDING, INC.
                                  (Registrant)


Date: May 9, 2001        By: /s/ Gary Stern
                             -----------------------
                             Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: May 9, 2001        By: /s/ Mitchell Herman
                             -----------------------
                             Mitchell Herman, Chief Financial Officer
                             (Principal Financial Officer
                               and Principal Accounting Officer)