Form 10QSB
period 2001-06-30
ASTA FUNDING INC
filed 2001-08-13
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2001, the registrant had approximately 3,968,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No X
                                                               ---     ---

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2001


                                      INDEX



Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                   and September 30, 2000

                  Consolidated Statements of Operations for the three and
                   nine-month periods ended June 30, 2001 and 2000
                   (unaudited)

                  Consolidated Statements of Cash Flows for the nine-month
                   periods ended June 30, 2001 and 2000 (unaudited)

                  Notes to consolidated financial statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                          June 30,           September 30,
                                                         -----------         -------------
                                                            2001                  2000
                                                            ----                  ----
                                                          Unaudited
Assets
Cash                                                      $ 7,648,000        $10,488,000
Restricted cash, net                                           51,000             51,000
Consumer receivables acquired for liquidation, net         16,423,000          4,367,000
Finance receivables, net                                    2,567,000            612,000
Note receivable                                                  --              250,000
Auto loans receivable, net                                  1,207,000          3,190,000
Furniture and equipment, net                                  158,000            156,000
Repossessed automobiles, net                                  133,000            181,000
Other assets                                                   88,000            269,000
Deferred income taxes                                       1,220,000          1,620,000
                                                          -----------        -----------
          Total assets                                    $29,495,000        $21,184,000
                                                          ===========        ===========

Liabilities and Stockholders' Equity
Liabilities
Other Liabilities                                         $ 2,036,000        $ 2,133,000
Advances under lines of credit                              5,580,000               --
Notes payable                                               1,198,000               --
Income taxes payable                                           85,000          4,277,000
Due to affiliate                                              221,000            816,000
                                                          -----------        -----------
          Total liabilities                                 9,120,000          7,226,000
                                                          -----------        -----------

Stockholders' Equity
Common stock, $.01 par value; authorized
  10,000,000 shares; issued and outstanding
  3,968,000 shares in 2001 and 3,958,000 in 2000 .             40,000             40,000
Additional paid-in capital                                  9,636,000          9,619,000
Retained earnings                                          10,699,000          4,299,000
                                                          -----------        -----------
          Total stockholders' equity                       20,375,000         13,958,000
                                                          -----------        -----------
Total liabilities and stockholders' equity                $29,495,000        $21,184,000
                                                          ===========        ===========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited


                                                          Three Months Ended                   Nine Months Ended
                                                                June 30,                            June 30,
                                                  -------------------------------       -------------------------------
                                                      2001               2000               2001               2000
                                                      ----               ----               ----               ----

Revenues:
Interest                                           $ 6,717,000        $ 3,819,000        $16,957,000        $12,230,000
Servicing fees                                           3,000             15,000             13,000             61,000
                                                   -----------        -----------        -----------        -----------

                                                     6,720,000          3,834,000         16,970,000         12,291,000
                                                   -----------        -----------        -----------        -----------

Expenses:
General and administrative                           2,416,000          1,099,000          5,376,000          2,907,000
Provision for credit losses and repurchases             50,000             55,000            450,000          2,090,000
Interest                                               184,000             63,000            449,000            387,000
                                                   -----------        -----------        -----------        -----------
                                                     2,650,000          1,217,000          6,275,000          5,384,000
                                                   -----------        -----------        -----------        -----------

Income before income taxes                           4,070,000          2,617,000         10,695,000          6,907,000

Income tax expense                                   1,635,000          1,046,000          4,295,000          2,762,000
                                                   -----------        -----------        -----------        -----------

Net income                                         $ 2,435,000        $ 1,571,000        $ 6,400,000        $ 4,145,000
                                                   ===========        ===========        ===========        ===========


Net income per share - Basic                       $      0.61        $      0.40        $      1.61        $      1.05
                                                   -----------        -----------        -----------        -----------
                     - Diluted                     $      0.58        $      0.39        $      1.55        $      1.03
                                                   -----------        -----------        -----------        -----------

Weighted average number of shares
      outstanding - Basic                            3,968,000          3,945,000          3,968,000          3,945,000
                                                   -----------        -----------        -----------        -----------
                  - Diluted                          4,214,000          4,063,000          4,124,000          4,025,000
                                                   -----------        -----------        -----------        -----------


See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                     Nine Months Ended
                                                                                          June 30,
                                                                            ---------------------------------
                                                                                2001                 2000
                                                                                ----                 ----
Cash flows from operating activities:
  Net income                                                                $  6,400,000         $  4,145,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                 90,000               76,000
    Provision for losses and repurchases                                         450,000            2,090,000
    Deferred income taxes                                                        400,000              290,000
    Expenses advanced by affiliate                                                  --                 15,000
    Changes in:
       Restricted cash                                                              --                 (2,000)
       Repossessed automobiles held for sale                                      48,000              205,000
       Other assets                                                              181,000             (933,000)
       Income taxes payable                                                   (4,192,000)           1,411,000
       Accounts payable and accrued expenses                                     (97,000)           2,094,000
                                                                            ------------         ------------
           Net cash provided by operating activities                           3,280,000            9,391,000

Cash flows from investing activities:
    Auto loan principal payments                                               1,876,000            3,716,000
    Purchase of consumer receivables acquired for liquidation                (30,164,000)          (1,582,000)
    Principal collected on receivables acquired for liquidation, net          18,108,000           11,173,000
    Finance receivables                                                       (2,030,000)                --
    Capital expenditures                                                         (93,000)            (111,000)
                                                                            ------------         ------------
            Net cash (used in) provided by investing activities              (12,303,000)          13,196,000

Cash flows from financing activities:
    Advances from affiliate                                                     (595,000)          (1,449,000)
    Advances (repayments) under lines of credit                                5,580,000           (5,422,000)
    Advances (repayments) of notes payable                                     1,198,000          (10,636,000)
                                                                            ------------         ------------
            Net cash provided by  (used in) financing activities               6,183,000          (17,507,000)
                                                                            ------------         ------------

(Decrease) increase in cash                                                   (2,840,000)           5,080,000

Cash at the beginning of period                                               10,488,000              780,000
                                                                            ------------         ------------
Cash at end of period                                                       $  7,648,000         $  5,860,000
                                                                            ============         ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                           $    440,000         $    387,000
         Income taxes                                                       $  5,790,000         $  1,045,000



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

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and nine-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the three and nine-month periods ended June 30, 2001 and 2000, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2001 and September 30, 2000, the results of operations for the three and nine-month periods ended June 30, 2001 and 2000 and the cash flows for the nine-month periods ended June 30, 2001 and 2000 have been made. The results of operations for the three and nine- month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Results of operations

The three-month period ended June 30, 2001, compared to the three-month period ended June 30, 2000

Revenues. During the three-month period ended June 30, 2001, interest income increased $2.9 million or 75.9% to $6.7 million from $3.8 million for the three-month period ended June 30, 2000. The increase in interest income was primarily due to an increase in interest income earned on consumer receivables acquired for liquidation that were purchased in January 2001, that were not being serviced during the same period in the prior year. The Company earned servicing fees of $3,000 for the three months ended June 30, 2001, as compared to $15,000 for the three-month period ended June 30, 2000. The decrease in servicing fee income is due to a decrease in the dollar amount of contracts being serviced for the three-months ended June 30, 2001, as compared to the same period in the prior year, as a result of the discontinuation of the purchase and sale of automobile contracts being serviced.

Expenses. During the three-month period ended June 30, 2001, general and administrative expenses increased $1.3 million or 120.1% to $2.4 million from $1.1 million for the three-months ended June 30, 2000 and represented 91.2% of total expenses. The increase in general and administrative expenses was primarily due to servicing costs on consumer receivables that were purchased in January 2001, and increased servicing costs on consumer receivables purchased in prior periods. In addition, a portion of the increase was due to operating expenses incurred in the Company's commercial finance receivable business during the three-month ended June 30, 2001, which were lower during the same prior year period.

Interest expense increased $121,000 or 192.1% to $184,000 from $63,000 for the three-month period ended June 30, 2001, compared to the same period in the prior year and represented 6.9% of total expenses for the three-month period ended June 30, 2001. The increase was due to an increase in the outstanding borrowings by the Company under the lines of credit and notes payable during the three-month period ended June 30, 2001, as compared to the same period in the prior year. The increase in borrowings was due to the Company's increases in acquisitions of consumer receivables acquired for liquidation and finance receivables during the three-month period ended June 30, 2001, as compared to the same prior year period.

During the three-month period ended June 30, 2001, the provision for credit losses decreased $5,000 or 9.1% to $50,000 from $55,000 for the three-months ended June 30, 2000 and represented 1.9% of total expenses. The decrease was primarily due to a decrease in the provision for credit losses on the Company's liquidating auto receivable portfolio during the three months ended June 30, 2001, as compared to the same prior year period.

The nine-month period ended June 30, 2001, compared to the nine-month period ended June 30, 2000

Revenues. During the nine-month period ended June 30, 2001, interest income increased $4.7 million or 38.7% to $16.9 million from $12.2 million for the nine-month period ended June 30, 2000. The increase in interest income is primarily due to an increase in interest income earned on consumer receivables that were acquired in January 2001 and an increase during the nine months ended June 30, 2001 in interest income on consumer receivables which are accounted for using the cost recovery method subsequent to recovery of the purchase price. The Company earned servicing fees of $13,000 for the nine-months ended June 30, 2001, as compared to $63,000 for the nine-month period ended June 30, 2000. The decrease in servicing fee income was due to a decrease in the dollar amount of contracts being serviced for the nine-months ended June 30, 2001, as compared to the same period in the prior year, as a result of the discontinuation of the purchase and sale of automobile contracts being serviced.

Expenses. During the nine-month period ended June 30, 2001, general and administrative expenses increased $2.5 million or 84.9% to $5.4 million from $2.9 million for the nine-months ended June 30, 2000 and represented 85.6% of total expenses. The increase in general and administrative expenses was primarily due to servicing costs on consumer receivables that were purchased in January 2001, that were not being serviced during the same prior year period and increased servicing costs on consumer receivables that were purchased in prior periods. In addition, a portion of the increase is due to operating expenses incurred in the Company's commercial finance receivable business during the nine-month period ended June 30, 2001, which was not operating during the same prior year period.

                               Asta Funding, Inc.
       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Interest expense increased $62,000 or 16.0% to $449,000 from $387,000 for the nine-month period ended June 30, 2001, compared to the same period in the prior year and represented 7.2% of total expenses for the nine-month period ended June 30, 2001. The increase was due to an increase in the outstanding borrowings by the Company under the lines of credit and notes payable during the nine-month period ended June 30, 2001, as compared to the same period in the prior year.

During the nine-month period ended June 30, 2001, the provision for credit losses decreased $1.6 million or 78.5% to 0.5 million from $2.1 million for the nine-months ended June 30, 2001 and represented 7.2% of total expenses. The decrease was primarily due to the Company providing $1.5 million during the nine-month period ended June 30, 2001, for potential obligations on consumer receivables acquired for liquidation sold to others.

Liquidity and Capital Needs

The Company's primary sources of cash from operating activities include borrower payments on consumer receivables acquired for liquidation, automobile contracts and payments on finance receivables. The Company's primary uses of cash include its purchases of consumer receivables acquired for liquidation and finance receivables. As of June 30, 2001, the Company's cash and cash equivalents decreased to $7,648,000 from $10,488,000 at September 30, 2000. The decrease in cash was primarily due to the consumer receivables purchased and income tax payments made during the nine-months ended June 30, 2001.

Net cash provided by operating activities was $3.3 million during the nine-months ended June 30, 2001, compared to net cash provided by operating activities of $9.4 million during the nine-months ended June 30, 2000. The decrease in net cash provided by operating activities was primarily due to the increase in income tax payments and accounts payable during the nine-months ended June 30, 2001, as compared to the same period in the prior year. Net cash used in investing activities was $12.3 million during the nine-months ended June 30, 2001, compared to net cash provided by investing activities of $13.2 million during the nine-months ended June 30, 2000. The increase in net cash used in investing activities was primarily due to the acquisition of consumer receivables acquired for liquidation and the increase in finance receivables during the nine-months ended June 30, 2001, compared to the same period in the prior year. Net cash provided by financing activities was $6.2 million during the nine-months ended June 30, 2001, compared to net cash used of $17.5 million during the nine-months June 30, 2000. The increase in net cash provided by financing activities was primarily due to an increase in borrowings during the nine-months ended June 30, 2001, compared to borrowing repayments during the same period in the prior year as a result of acquisitions of consumer receivables during the nine months ended June 30, 2001.

The Company's cash requirements have been and will continue to be significant. The Company depends on external financing for purchasing consumer receivables. On January 29, 2001, the Company purchased approximately $100 million of consumer receivables from Heilig-Meyers Furniture Company at a substantial discount and intends to liquidate the receivables. The receivables are performing and semi-performing in nature. In conjunction with this transaction, the Company borrowed $17 million from two banks and $1 million from an affiliate of the Company. The loan from a bank for $10 million and a $1 million loan from an affiliate of the Company are payable on demand and a $7 million loan from another bank was paid in July 2001, and is payable in equal monthly installments. The interest rates on these borrowings are between one percent over prime and thirteen percent per annum. In June 2001, the Company purchased two consumer receivable portfolios. One portfolio was performing and semi-performing in nature and the other portfolio was previously charged-off by the seller and was a distressed portfolio. Both acquisitions were financed under the Company's existing line of credit.

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

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2001


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff concerning its routine collection activities.

Item 5. Other Information

         None.
 .
Item 6.  Exhibits and Reports on Form 8-K

         None.

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2001


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ASTA FUNDING, INC.
                                 (Registrant)


Date: August 9, 2001         By:    /s/  Gary Stern
                                 ----------------------------------------------
                                 Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: August 9, 2001         By:    /s/  Mitchell Herman
                                 ----------------------------------------
                                 Mitchell Herman, Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)