Form 10KSB
period 2001-09-30
ASTA FUNDING INC
filed 2001-12-26
CIK 1001258

C

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 --------------

                                  FORM 10-KSB
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                                         OR
   (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from ______________ to _______________Commission file number: 0-26906

                               ASTA FUNDING, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                  22-3388607
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                               210 Sylvan Avenue,
                           Englewood Cliffs, NJ 07632
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (201) 567-5648

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:


                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_      No___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    The Registrant's revenues for the fiscal year ended September 30, 2001 were $24,114,000.

    As of December 14, 2001, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $26,982,000 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 21, 2001, the Registrant had 4,019,000 shares of Common Stock issued and outstanding.

   Transitional Small Business Disclosure Format (check one): Yes___    No_X_

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The information called for by Part III of this Form 10-KSB is incorporated by reference from the Company's Proxy Statement to be filed with the
Commission on or before January 31, 2002.
===============================================================================

   This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and the future performance are described below under "Risk Factors." See "Forward-Looking Statements." Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

PART I

Item 1. Description of Business.

General

   Asta Funding, Inc. is a diversified consumer finance company that is engaged in the business of purchasing, managing, and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals that are owed to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard, Visa and other credit card accounts which were charged-off by the issuing banks for non-payment. Also, we factor commercial invoices for growing companies with unique financing needs.

   We are a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. We were incorporated in New Jersey on July 7, 1994 and were reincorporated in Delaware on October 12, 1995 as a result of a merger with a Delaware corporation. Unless the context otherwise requires, the terms "we" or "us" as used herein refer to Asta Funding, Inc. and its subsidiaries, including , but not limited to, Computer Finance, LLC, Palisades Collection, LLC, Asta Funding Acquisition I, LLC, Asta Commercial, LLC, Asta Funding Acquisition II, LLC and Asta Funding Acquisition III, LLC.

Business Strategy

   Our primary objective is to increase revenues through the expansion of our consumer receivables business by, among other things:

   o increasing receivable portfolio acquisitions;

   o increasing the purchasing of factoring receivables;

   o obtaining additional lines of credit; and

   o the possible expansion into other synergistic businesses.

Consumer Receivable Business

Industry Overview

   The non-conforming and distressed consumer receivable market is a growing industry, which is driven by increasing levels of consumer debt. Despite generally good economic conditions during the mid to late 1990's, credit card and other consumer receivable charge-offs have increased as overall consumer debt has increased. According to the United States Federal Reserve, American consumers owed an aggregate of $1.58 trillion of debt as of July 2001, and that the size of the revolving credit market in the United States was in excess of $693 billion as of July 2001, up from $631 billion in July 2000. We believe the market for buying non-conforming and distressed consumer debt portfolios has expanded due to a steadily increasing volume of delinquent and charged-off consumer debt coupled with a shift by originators or credit grantors toward selling their portfolios of non-conforming and distressed consumer loans.

   Historically, originating institutions have sought to limit credit losses by performing recovery efforts in-house, outsourcing recovery activities to third-party collection agencies and selling their charged-off receivables for immediate cash. From the originating institution's perspective, selling receivables prior to or after charge-off yields immediate cash proceeds and represents a substantial reduction in the time period typically required for traditional collection and recovery efforts.

   Both non-conforming and distressed receivables are sold at substantial discounts to the balances owed on the receivables, with the purchase price varying depending on the amount that both the purchaser and seller anticipate recovering and the costs associated with recovering these receivables. Sales of receivables include published auction type sales; private brokered sales or directly negotiated sales between the seller and the purchaser.

Receivable Purchase Program

   We purchase non-conforming and distressed consumer receivables that have typically been either charged-off by the credit grantors or not considered to be prime receivables. These receivables include MasterCard, Visa and other credit card accounts issued by banks, and other consumer loans issued by credit grantors. We may also purchase bulk receivable portfolios that include both distressed and non-conforming loans. During the fiscal year ended September 30, 2001, we purchased approximately $680 million of consumer receivables at a cost of approximately $65 million. The purchase price on these receivables ranged from $0.0025 to $0.325 for each dollar of the receivable balance.

   After acquiring a portfolio, we conduct an analysis to determine which accounts in the acquired portfolio should be returned to the seller if provided for in the portfolio purchase agreement. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller may include, debts paid prior to the acquisition date, debts in which the consumer filed bankruptcy prior to the acquisition date and debts in which the consumer was deceased prior to acquisition. We use third-party servicers that produce quality results to determine bankrupt and deceased accounts which allows to us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts. In certain transactions, we may acquire a portfolio with few, if any rights to return accounts back to the seller.

   We purchase receivables at substantial discounts from their charged-off or current balance. We purchase most of our receivables directly from credit grantors through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. In order for us to consider a potential seller of receivables, a variety of factors are considered. Sellers must demonstrate that they have adequate internal controls to detect fraud and have the ability to provide post sale support and to honor buy-back warranty requests. Occasionally, we will acquire a well seasoned portfolio at a reduced price from a seller that's unable to meet our purchase criteria. In these cases, we value the portfolio based on historical cash flow. We pursue new acquisitions on an ongoing basis by means of industry newsletters, brokers who specialize in these assets and other professionals with which we have relationships.

   Our senior management locates portfolios for purchase and is responsible for:

   o coordinating due diligence; including in some cases on site visits to the seller's office;

   o stratifying and analyzing the portfolio characteristics;

   o preparing bid proposals;

   o closing the purchase; and

   o coordinating the receipt of account documentation for the acquired portfolios.

   The seller or broker usually sends either a sample listing or the actual portfolio for sale to us on a diskette or other form of media. We analyze each portfolio to determine if it meets our buying criteria. If a portfolio meets our buying criteria, a purchase price is determined and the seller or broker is notified. After a purchase is completed, senior management monitors the portfolios performance and uses this information in determining future buying criteria and pricing.

Receivable Servicing

   Our objective is to maximize the amount that we recover on acquired receivables. Before acquiring a portfolio, we determine the best means of servicing the receivables to maximize collections in the most cost efficient manner. If we are then successful in our purchase, we can promptly process the receivables that were purchased for servicing. We use the services of third-party collection agencies and collection attorneys as well as our own servicing departments to perform collection and servicing activities.

   We presently outsource the majority of our receivable servicing to third-party servicers. Our senior management determines the appropriate servicer based on the type of the receivable purchased. Once a group of accounts are sent to a third-party servicer our management reviews their performance on an ongoing basis. Our senior management receives many types of reports and other information from our internal servicing departments to assist it in evaluating the third party servicers. Based on certain portfolio performance information, management will move certain receivables from one third-party servicer to another if it anticipates that this will result in an increase in collections.

   We have four main internal servicing departments which consist of the following:

   o collection/skiptrace;

   o legal;

   o customer service; and

   o accounting.

   The collection/skiptrace department is responsible for making contact with the obligors and collecting the receivables that are not being serviced by a third party servicer. This department uses a friendly, customer service approach to collect on receivables. Through the use of our collection software and telephone system, each collector is responsible for contacting customers and explaining the benefits of paying us and working with the customers to develop acceptable means to satisfy their obligations. We also use a series of automated collection letters, late payment reminders, and settlement offers that are sent out at specific intervals or at the request of a collection department employee. When the collection department cannot contact the customer by either telephone or mail, the account is referred to the skiptrace department.

   If the collection department determines that the customer has the ability to resolve its obligation but our normal collection activities have not resulted in any resolution of the customer's obligations, the account is referred to the legal department. The legal department determines the criteria for instituting legal proceedings, and refers legal case proceedings to outside counsel. The legal department also refers accounts to the skiptrace department in order to obtain a current phone number, address or to locate assets or the identity of the customer's employer. In addition, the legal department is responsible for coordinating the collection activity by the collection attorneys that we utilize throughout the country.

   The skiptrace department is responsible for locating and contacting customers who could not be contacted by either the collection or legal departments. The skiptrace employees use a variety of public and private third party databases to locate customers. Once a customer is located and contact is made by a skiptracer, the account is then referred back to the collection or legal department for follow-up. The skiptrace department is also responsible for finding current employers and assets of customers when this information is deemed necessary.

   The customer service department is responsible for:

   o handling incoming calls from customers and third party collection agencies that are responsible for collection of accounts;

   o coordinating customer inquiries on accounts assisting the collection agencies in the collection process;

   o handling buy-back and media requests from companies who have purchased accounts from us;

   o working with the buyers during the transition period and post sale process; and

   o handling any issues that may arise once an account has been sold.

   The accounting department is responsible for:

   o making daily deposits of customer payments;

   o posting these payments to the customers account;

   o mailing of monthly statements; and

   o providing senior management with daily and monthly receivable activity and performance reports.

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

Receivable Income Recognition

   We recognize income on non-conforming and distressed consumer loan portfolios, which are acquired for liquidation, using either the interest or cost recovery method. If the interest method is used in recognizing income on a portfolio, it is done so in accordance with the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain acquired Loans." Practice Bulletin 6 requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable. Upon acquisition of a portfolio of loans, we estimate the future anticipated cash flows of each portfolio and determine whether the interest or cost recovery method can be used in recognizing income. Under both the interest and cost recovery methods of accounting, static pools are established for each portfolio. Once a static pool is established, the receivables are permanently assigned to the pool. Income is recorded under the interest method based upon the timing and amounts of actual cash received since the acquisition date and anticipated future cash flow projections for each pool. If future cash flows cannot be estimated, the cost recovery method is used. Under the cost recovery method, no income is recognized until we have fully collected the cost of the portfolio.

   At September 30, 2001, we had approximately $782 million and $501 million in gross distressed consumer receivables acquired for liquidation in which income is recognized under the cost recovery and interest method respectively. Both non-conforming and distressed consumer receivables are purchased at substantial discounts and historically we collect substantially less than the gross receivable balances.

Portfolio Sales

   We may, from time to time, sell to other debt buyers certain receivables that we decide not to service directly or have a third party servicer service. There are many factors that contribute to the decision of which receivables to sell and which to service. During the fiscal year ended September 30, 2001, we did not sell any receivables.

Factoring Business

   In March 2000, we formed Asta Commercial, LLC, a wholly owned subsidiary, to factor commercial invoices. We hired an experienced executive from a major financial institution with over fifteen years experience in the commercial factoring business to manage Asta Commercial. In February 2001, Asta
Commercial purchased a factoring portfolio from a financial institution and hired an experienced executive from another factoring company that was liquidating their receivables and began factoring with some of their former customers. At September 30, 2001, Asta Commercial was factoring invoices for
25 companies and had approximately $3.8 million in gross finance receivables outstanding. At September 30, 2001, Asta Commercial employed seven full time employees.

   Asta Commercial specializes in providing working capital to growing companies with unique financing needs and provides asset-based lending, primarily secured by accounts receivable for small growing companies. Typical customers of Asta Commercial are manufacturers, wholesale distributors and service companies. Asta Commercial is committed to working closely with growth companies to meet their specialized financing needs and anticipates significant growth in this business by providing prompt and reliable service to its customers. Asta

Commercial has developed relationships with experienced brokers who are placing factoring receivables with Asta Commercial and anticipates increasing the volume in future periods. In addition, Asta Commercial markets its services through direct marketing and attendance at industry conferences.

Automobile Financing Business

   We ceased accepting new automobile contracts for funding on May 1, 1999 and intend to liquidate all remaining contracts. The following is a description of this former business.

   We typically purchased contracts from independent used car dealers and new car dealers for primarily used vehicles. We entered into dealer agreements and solicited contracts from dealers primarily through the efforts of sales representatives and our internal staff. We currently service all of the contracts we had purchased for our own account as well as those contracts we purchased and subsequently sold. Servicing consists of:

   o the collection of principal, interest and other payments on the contracts;

   o providing related accounting and reporting services; and

   o when necessary, the repossession and sale of collateral upon an event of default. We receive periodic base servicing fees for its duties relating to the accounting for and collection of the contracts that have been previously sold.

Other Activities

   In February 2000, we entered into a stock purchase and financing agreement with Small Business Resources, Inc. We had invested a total of $2.5 million in SBR, consisting of a loan of $1.75 million and an equity investment of $750,000, for a one-third ownership interest including warrants to purchase shares of common stock of SBR. The investment was funded from cash provided by operations. As of September 30, 2001, we had written-off our entire $2.5 million investment. During the years ended September 30, 2001 and 2000, we had written-off $275,000 and $2.25 million, respectively, of our investment.

Marketing

   We have established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, we subscribe to national publications that list consumer receivable portfolios for sale. We also directly contacts banks, finance companies or other credit providers to solicit consumer receivables for sale.

Competition

   Our businesses of purchasing distressed consumer receivables and factoring commercial receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

   o other purchasers of non-conforming and distressed consumer receivables including third party collection companies; and

   o other financial services companies who purchase consumer receivables or companies that factor commercial receivables.

Many of these competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than the we have. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to availability and cost of capital to our competitors.

   Our existing and potential competitors also include larger, more established companies that have access or may have access to capital markets, including asset-backed securities, which may be unavailable to us. We believe that no individual competitor or group of competitors has a dominant presence in the market. Our strategy is designed to capitalize on the market's lack of a company with a dominant presence. We believe that we can obtain sufficient receivables for purchase at attractive prices by applying reasonable buying criteria and making timely purchases.

   There can be no assurances that we will be able to compete successfully against current or future competitors or that competition will not have material adverse effect on our business, financial condition or results of operations.

Management Information Systems

   We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other finance companies. Accordingly, during the year ended September 30, 2001, we upgraded our computer hardware to support our servicing of consumer receivables acquired for our liquidation and factoring businesses.

   Due to our desire to increase productivity through automation, we intend to periodically review our systems for possible upgrades and enhancements.

Regulation

   Several federal and state consumer protection laws including the Federal Fair Debt Collection Practices Act ("FDCPA") and comparable state statutes establish specific guidelines and procedures which debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our collection activities, although we may not be specifically subject to such statutes. If these laws apply to some or all of our collection activities, our failure to comply with such laws could have a materially adverse effect on us. The relationship of a customer and a credit card issuer or other credit grantor is extensively regulated by federal and state consumer protection and related laws and regulations. Because many of our receivables were originated through credit card transactions or other credit granting means, certain of our operations are affected by such laws and regulations. Significant laws include the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations which relate to these Acts), as well as comparable statues in those states in which customers reside or in which the credit grantors are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers or other credit grantors impose disclosure requirements when a credit card account or other types of credit accounts are advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires credit card issuers and other credit grantors to disclose to consumers the interest rates; fees, grace periods and balance calculations methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card or other credit accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by the credit grantors to have compiled with applicable statues, rules and regulations could create claims and rights offset by the customers that would reduce or eliminate their obligations under their receivables, and this could have a materially adverse effect on our results of operation and financial condition. Pursuant to agreements under which we purchase receivables, we are normally indemnified against losses caused by the failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

   Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on the part of us. For example, under the federal Fair Credit Billing Act, a credit card issuer is subject to all claims (other than tort claims) and defense arising out of certain transactions in which a credit card is used if the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50.00 and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of defaulted consumer receivables, we may purchase receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in certain cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card credit account or other credit account that were a result of an unauthorized use of the credit card or other credit account. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card or other credit account, and, accordingly, the amount of such receivables could not be collected by us.

   Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit card or other credit granted installment accounts. Any new laws, rules or regulations that may be adopted as well as existing consumer protection laws, may adversely affect our ability to collect the receivables. In addition, our failure to comply with such requirements could adversely affect our ability to enforce the receivables.

   Although we believe that we are currently in substantial compliance with applicable statutes and regulations, there can be no assurance that we will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon our financial condition and results of operation.

   We are not licensed to make loans directly to borrowers. Certain of our licenses and licenses that we may be required to obtain in the future are subject to periodic renewal provisions and provisions governing changes in control, or acquisitions of certain percentages of our stock.

Risk Factors

   The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-KSB and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-KSB and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements."

We are dependent on external sources of financing to fund our operations.

   We depend on external sources of financing to fund and expand our operations, including our credit facilities, notes payable and loans made by our affiliates. The failure to obtain financing and capital as needed would limit our ability to operate our business or achieve our growth plans. Our financing sources impose certain restrictive covenants, including financial covenants. Failure to satisfy any one of these covenants would preclude us from further borrowing's from our existing sources and could prevent us from securing alternative sources of financing necessary to operate our business.

Our substantial debt may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns.

   Our indebtedness as of September 30, 2001, aggregated approximately $32.1 million. Accordingly, we are subject to the risks associated with substantial indebtedness, including:

   o we have less funds available for operations, future business opportunities and other purposes;

   o our ability to obtain additional financing to repay our debt and for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired;

   o it may be more difficult and expensive to obtain additional funds, if available at all;

   o we are more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

   o if we default under any of our debt instruments or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

   Any of these risks may materially adversely affect our operations and financial condition and adversely affect our stock price.

   A portion of our debt following the acquisition will be secured by our assets. If we default under the debt instruments secured by our assets, such assets would be available to the creditor to satisfy our obligations to the creditor before any payment could be made to our stockholders.

Because we are a holding company, our ability to repay our debt will depend upon the level of our cash reserves, the distribution of funds from our subsidiaries and our ability to obtain sufficient additional funds.

   We are a holding company and substantially all of our operating results will be derived from the operations of our subsidiaries. Our ability to repay our indebtedness, including amounts guaranteed by us on behalf of our subsidiaries, will depend on the level of our cash reserves and the operating results of our subsidiaries and the distribution of sufficient funds from our subsidiaries to us. The ability of our subsidiaries to make such funds available to us may be restricted by applicable law. If our available working capital, together with any distributions from our subsidiaries, are not sufficient to enable us to repay our indebtedness, we will be required to obtain additional debt or equity financing for the repayment of this debt.

We may not be able to purchase receivables at favorable prices and are subject to competition for such receivables.

   Our success depends upon the continued availability of receivables for purchase that meet our requirements. The availability of receivable portfolios at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trends in consumer debt and sales of receivable portfolios by originating institutions, as well as competitive factors affecting potential purchasers and sellers of receivables. In this regard, we compete with other purchasers of defaulted consumer receivables and with third-party collection agencies, and are affected by financial services companies that manage their own defaulted consumer receivables.

   Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to receivables. In addition, aggressive pricing by our competitors could raise the price of receivable portfolios above levels that we are willing to pay which could reduce the receivable portfolios available to us for purchase. If we are unable to purchase receivable portfolios at favorable prices or at all, our results of operations and financial condition could be adversely affected.

We may not be able to recover sufficient amounts on our receivables to fund our operations.

   We acquire and service consumer receivables that the borrowers have failed to pay and the sellers have charged-off. The originating institutions generally have made numerous attempts to collect on these obligations, often using both its in-house collection staff and third party collection agencies. These receivables are difficult to collect and we may not recover our acquisition costs of the receivables and the costs associated with servicing the receivables. The inability to collect on these receivables could adversely affect our results of operations and financial condition.

The loss of our key personnel may adversely affect our operations.

   The loss of the services of one or more of our executive officers or key employees could disrupt its operations. We have employment agreements with Gary Stern, our President and CEO, and Mitchell Herman, our Chief Financial Officer. The agreements contain noncompetition provisions that survive termination of employment in some circumstances. However, these agreements do not assure the continued services of these officers and we cannot assure that the noncompetition provisions will be enforceable. Competition for qualified executive officers is intense. In addition, if we are unable to attract, retain and motivate other highly skilled employees, our financial condition and results of operations could be materially adversely affected.

We use estimates in our accounting and we would have to reduce our earnings if actual results are less than estimated.

   In accounting for some receivable portfolios, we make estimates and assumptions that could affect their reported amounts. If recoveries on portfolios in future periods are less than what was estimated in the current year, we would recognize a charge to earnings in future periods which would reduce our earnings during such periods.

Our recoveries on consumer receivables may decrease in a weak economic cycle.

   We cannot assure that our recoveries on consumer receivables acquired for liquidation would not worsen in a week economic cycle. If our actual recoveries are lower than projected when the portfolio was purchased, our financial position and results of operations could be adversely affected.

   Delinquencies, defaults, repossessions and losses generally increase during periods of economic recession and could cause a decline in values of automobiles securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. Any sustained period of increased delinquencies, defaults, repossessions or losses could adversely affect our financial position, liquidity, and results of operations.

   While we have not seen a significant negative impact on collections as a result of the current economic climate or the September 11th terrorist attacks in New York City and Washington, D.C., we cannot guaranty that our receivables will continue to perform at the same levels as in the past or that market sales will not be negatively affected. The impact of the September 11th attacks on the economy and any other negative economic occurrences could negatively impact our ability to collect receivables and therefore reduce our cashflows.

Government regulations may limit our ability to recover and enforce receivables.

   Federal and state laws may limit our ability to recover and enforce receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on receivables we purchase where the card issuer or other previous owner failed to comply with applicable law in generating or servicing the receivables we acquired. Laws relating to debt collections also directly apply to our business. Our failure to comply with any laws or regulations applicable to us could limit our ability to recover on receivables and could subject us to fines and penalties, which could reduce our earnings. Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit cards or installment accounts. Any new laws, rules or regulations may adversely affect our ability to collect the receivables which could adversely affect our financial condition and results of operations.

Our investments in other businesses may adversely effect our operations.

   We have and may continue to make investments in companies that have significantly higher risk profiles with greater reward possibilities in industries, which are not identical to those with which we have historically been involved. If we do not receive our cost back on these investments our business and financial condition could be materially adversely affected.

Insufficient computer backup arrangements may adversely effect our operations.

   We may not have sufficient computer backup arrangements for all of our operations and may incur significant losses if an outage occurs. In addition, we use the services of third-party servicers that also may be adversely affected in the event of an outage in which the third-party servicer does not have adequate backup arrangements. Any interruption in our operations or our third-party servicer's operations could have an adverse effect on our business and revenues.

Class action suits and other litigation in our industry could adversely affect our results of operations and financial condition.

   Certain originators and servicers in the credit card industry have been subject to class action suits and other litigation. Claims include, failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Our typical purchase agreements provide for the repurchase of receivables that are subject to such litigation that is attributable to action prior to our purchase of the receivables and our indemnification if such litigation ensues. While we have not been subject to any such litigation, if we become a party to such class action suits or other litigation, our results of operations and financial condition could be adversely affected.

Employees

   As of September 30, 2001, we had 45 full-time employees. We are not a party to any collective bargaining agreement.

Item 2. Property.

   Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we sublease approximately 8,300 square feet of general office space for $11,005 per month from Asta Group, Incorporated, one of our affiliates. The sublease expires on July 31, 2005. We believe that the sublease is on terms that are as favorable to us as those terms, which could be obtained from an unaffiliated lessor of the same premises.

Item 3. Legal Proceedings.

   As of the date of this Form 10-KSB, we were not involved in any material litigation in which we are a defendant. We regularly initiate legal proceedings as a plaintiff in connection with our routine collection activities.

Item 4. Submission of Matters to a Vote of Security-Holders.

   None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   From November 13, 1995, our common stock, par value $.01 per share, was quoted on The Nasdaq Small Cap Market to August 15, 2000. Since August 15, 2000, our common stock has been quoted on The Nasdaq National Market under the symbol "ASFI." On December 14, 2001, there were approximately 38 holders of record of our common stock. High and low sales prices of the common stock since October 1, 1997 as reported by Nasdaq are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                                                 High            Low
                                                                 ----            ---
     October 1, 1999 to December 31, 1999...................    $ 9.00          $2.00
     January 1, 2000 to March 31, 2000......................      9.25           4.75
     April 1, 2000 to June 30, 2000.........................      7.06           3.00
     July 1, 2000 to September 30, 2000.....................      8.81           4.19

     October 1, 2000 to December 31, 2000...................      6.75           4.06
     January 1, 2001 to March 31, 2001......................      6.94           4.00
     April 1, 2001 to June 30, 2001.........................     10.49           4.62
     July 1, 2001 to September 30, 2001.....................     12.30           7.35

   We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Results of Operations

Year Ended September 30, 2001 Compared to the Year Ended September 30, 2000

   Revenues. During the year ended September 30, 2001 revenues, which consisted almost entirely of interest income, increased $6.0 million or 33.1% to $24.1 million from $18.1 million for the year ended September 30, 2000. The increase in interest income was primarily due to interest income earned on consumer receivables acquired for liquidation that were purchased in January 2001, that were not being serviced during the same period in the prior year, partially offset by a reduction of $869,000 in interest income from automobile loans receivable. During the year ended September 30, 2001, we paid $65.1 million in our acquisition of accounts acquired for liquidation, compared to $1.4 million in the year ended September 30, 2000. Servicing fee income on contracts from automobiles loans receivables sold decreased $56,000 or 80.0% during the year ended September 30, 2001 to $14,000 from $70,000 for the year ended September 30, 2000 due to the continuing decline in automobile loans serviced for others. The decrease in servicing fee income was due to the substantial decrease of previously sold automobile loans serviced by us during the year ended September 30, 2001, as compared to the prior year.

   Expenses. During the year ended September 30, 2001, general and administrative expenses increased $4.3 million or 104.9 % to $8.4 million from $4.1 million for the year ended September 30, 2000 and represented 86.0% of total expenses. The increase in general and administrative expenses was primarily attributable to an increase in third-party servicing expenses associated with consumer receivables that were acquired during the year ended September 30, 2001 and an increase other servicing costs on consumer receivables acquired for liquidation, partially offset by decreased expenses associated with servicing automobile loans receivable.

   Interest expense increased by $510,000 or 124.4% during the year ended September 30, 2001 to $920,000 from $410,000 million for the year ended September 30, 2000 and represented 9.4% of total expenses. The increase resulted from an increase in borrowings by us that were used for portfolio acquisitions during the year ended September 30, 2001, as compared to the year ended September 30, 2000. At September 30, 2001, we had $29.7 million in borrowings outstanding as compared to no borrowings outstanding at September 30, 2000.

   During the year ended September 30, 2001, the provision for credit and other losses decreased by $3.5 million or 88.6% to $450,000 from $4.0 million for the year ended September 30, 2000 and represented 4.6% of total expenses. The decrease was primarily due to our reserving $2.3 million against the investment in SBR and $1.0 million for potential obligations of consumer receivables that have been previously sold during the year ended September 30, 2000 as compared to our reserving $250,000 for the investment in SBR and not adding any additional reserves on previously sold receivables during the year ended September 30, 2001.

Year Ended September 30, 2000 Compared to the Year Ended September 30, 1999

   Revenues. During the year ended September 30, 2000 revenues, which consisted almost entirely of interest income, increased $6.5 million or 56.0% to $18.1 million from $11.6 million for the year ended September 30, 1999. The increase was due to the increase of interest income earned on the consumer receivables acquired for liquidation that were outstanding during the entire year ended September 30, 2000, as compared to only six-months in the prior year, partially offset by a reduction in interest income from automobile loans receivable. During the year ended September 30, 2000, we paid $1.4 million in its acquisition of accounts acquired for liquidation, compared to $55.4 million in the year ended September 30, 1999. Servicing fee income on contracts sold decreased $170,000 or 70.8% during the year ended September 30, 2000 to $70,000 from $240,000 for the year ended September 30, 1999. The decrease in servicing fee income was due to the substantial decrease of previously sold automobile loans serviced by us during the year ended September 30, 2000, as compared to the prior year.

   Expenses. During the year ended September 30, 2000, general and administrative expenses increased $1.0 million or 32.2 % to $4.1 million from $3.1 million for the year ended September 30, 1999 and represented 48.4% of total expenses. The increase in general and administrative expenses was attributable to an increase in expenses associated with servicing the consumer receivables acquired for liquidation, partially offset by decreased expenses associated with servicing automobile loans receivable.

   Interest expense decreased by $3.2 million or 88.9% during the year ended September 30, 2000 to $400,000 from $3.6 million for the year ended September 30, 1999 and represented 4.8% of total expenses. The decrease resulted from a substantial decrease in outstanding borrowings by us under the lines of credit and notes payable during the year ended September 30, 2000, as compared to the year ended September 30, 1999. At September 30, 2000, we had no borrowings outstanding under any lines of credit or notes payable.

   During the year ended September 30, 2000, the provision for credit and other losses increased by $2.3 million or 135.3% to $4.0 million from $1.7 million for the year ended September 30, 1999 and represented

46.8% of total expenses. The increase was due to our reserving $2.3 million against the investment in SBR and $1.0 million for potential obligations of consumer receivables that have been previously sold during the year ended September 30, 2000.

Seasonality

   We believe that our operations may, to some extent, be affected by high delinquency rates by borrowers on contracts and lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods.

Liquidity and Capital Needs

   Our primary sources of cash from operations include borrower payments on consumer receivables acquired for liquidation. Our primary uses of cash include our purchases of consumer receivables acquired for liquidation. As of September 30, 2001, our cash and cash equivalents decreased to $5.7 million from $10.5 million at September 30, 2000. The decrease was due to an increase in portfolio acquisitions of consumer receivables acquired for liquidation during the year ended September 30, 2001, compared to the same period in the prior year.

   Net cash provided by operating activities was $6.1 million during the year ended September 30, 2001, compared to $13.7 million during the year ended September 30, 2000. The decrease was primarily due to a decrease in income taxes payable at September 30, 2001, compared to the same period in the prior year.

   Net cash used in investing activities was $39.9 million during the year ended September 30, 2001, compared to net cash provided of $13.7 during the year ended September 30, 2000. The increase in cash (used in) investing activities primarily due to an increase in purchases of consumer receivables acquired for liquidation which was partially offset by an increase in payments on these accounts during the year ended September 30, 2001, compared to the same period in the prior year.

   Net cash provided by financing activities was $29.0 million during the year ended September 30, 2001, compared to net used of $17.7 million for the same prior year period. The increase was primarily due to a substantial increase in net borrowings during the year ended September 30, 2001, as compared to the same prior year.

   In February 2000, we entered a stock purchase and financing agreement with SBR of September 30, 2001, we invested a total of $2.5 million in SBR, consisting of a loan of $1.75 million and an equity investment of $750,000, for a one-third ownership interest including warrants to purchase shares of common stock of SBR. The investment was funded from cash provided by operations. As of September 30, 2001, we had written-off our entire $2.5 million investment.

   Our cash requirements have been and will continue to be significant. We depend on external financing for purchasing consumer receivables. In January 2001, a bank provided a $10,000,000 line of credit facility with interest at the prime rate (6.00% at September 30, 2001). This facility is collateralized by certain portfolios of consumer receivables acquired for liquidation and intangible property of certain of our companies. As of September 30, 2001, $2.2 million was outstanding under this facility. On November 15, 2001, the bank agreed to increase that line of credit to $20,000,000 and extend its term until November 30, 2002. The borrowers under this facility are two of our subsidiaries. We and certain of our other subsidiaries are guarantors.

   In August 2001, an investment bank provided $29.9 million of senior secured financing to one of our subsidiaries for the purchase of a specific credit card portfolio. Interest accrues under that facility at the rate of LIBOR plus 2% (5.58% at September 30, 2001). In addition, that bank is entitled to receive 50% of collections from the financed portfolio, net of expenses once the senior financing and the junior financing provided by another of our subsidiaries have been repaid. As of September 30, 2001, the outstanding balance of this senior secured facility was $27.5 million. This facility is secured by the financed receivables.

   We anticipate that our current cash available, funds to be provided from the increase in our credit facility with a bank, funds made available by one of our affiliates, and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months.

   We do not anticipate any need for significant capital expenditures in connection with the expansion of its business for at least 12 months.

Forward-Looking Statements

   This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward- looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB. These factors include the following: we are dependent on external sources of financing to fund our operations; we may not be able to purchase receivables at favorable prices and are subject to competition for such receivables; we may not be able to recover sufficient amounts on our receivables to fund our operations; government regulations may limit our ability to recover and enforce receivables and other risks.

Item 7. Financial Statements.

   Our Financial Statements, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:


Index to Audited Financial Statements:                                      Page
--------------------------------------                                      ----
Independent Auditors' Report ............................................    F-1
Consolidated Balance Sheets - September 30, 2001 and 2000 ...............    F-2
Consolidated Statements of Operations - Years ended
September 30, 2001 and 2000 .............................................    F-3
Consolidated Statements of Shareholders' Equity - Years ended
September 30, 2001 and 2000 .............................................    F-4
Consolidated Statements of Cash Flows - Years ended
September 30, 2001 and 2000 .............................................    F-5
Notes to Consolidated Financial Statements ..............................    F-6

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

   Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in our definitive Proxy Statement to be filed with the Commission on or before January 30, 2002, is incorporated by reference in response to this Item 9.

Item 10. Executive Compensation.

   Information contained under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Commission on or before January 30, 2002 is incorporated by reference in response to this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or before January 30, 2002 is incorporated herein by reference in response to this Item 11.

Item 12. Certain Relationships and Related Transactions

   Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 30, 2002 is incorporated by reference in response to this Item 12.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits


Exhibit
Number


 3.1      Certificate of Incorporation. (1)

 3.2      By laws. (2)

10.1      Stock Option Plan as Amended (1)

10.2 Employment Agreement dated October 1, 2001, by and between the Company and Gary Stern.

10.3 Employment Agreement dated October 1, 2001, by and between the Company and Mitchell Herman.

10.4 Amended and Restated Stock Purchase Agreement dated October 12, 2000, between AstaFunding.Com, LLC, a subsidiary of the Company and Small
          Business Resources, Inc., Small Business Worldwide, Inc. and Hispanic
          Business Resources, Inc. (3)

10.6      Common Stock Purchase Warrant dated October 12, 2000, issued by Small
          Business Worldwide to AstaFunding.Com, LLC. (3)

10.7      Purchase Agreement dated January 18, 2001, between Asta funding, Inc.
          and Heilig Meyers Furniture. (4)

10.8 Purchase Agreement of a $191 million loan portfolio dated August 31, 2001, between Computer Finance, LLC, a subsidiary of the Company and a major computer manufacturer/retailer. (5)

10.9 Amended Loan and Security Agreement dated November 15, 2001, between the Company and Israel Discount Bank of NY.

21.       Subsidiaries of the Company

 1.       Incorporated by reference to Exhibit 3.1 to the Company's Registration
          Statement on Form SB-2 (File No. 33-97212)

 2.       Incorporated by reference to the Company's Annual Report on Form
          10-KSB for the year ended September 30, 1999.

 3. Incorporated by reference to the Company's Report filed on Form 8-K/A on November 2, 2000.

 4. Incorporated by reference to the Company's Report filed on Form 10-QSB on February 9, 2001.

 5. Incorporated by reference to the company's Report filed on Form 8-K on October 4, 2001.

(b) Reports on 8-K The Registrant filed a report on Form 8-K under Item 5 on October 4, 2001.

                                       14

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASTA FUNDING, INC.


Dated: December 18, 2001             By: /s/ Gary Stern
                                     ---------------------
                                     Gary Stern, President

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                Title                                   Date
---------                                -----                                   ----
/s/ Gary Stern                 President and Director                       December 18, 2001
--------------------------
    Gary Stern

/s/ Mitchell Herman            Chief Financial Officer, Secretary, Chief    December 18, 2001
--------------------------     Accounting Officer and Director
    Mitchell Herman

/s/ Arthur Stern               Director                                     December 18, 2001
--------------------------
    Arthur Stern

/s/ Martin Fife                Director                                     December 18, 2001
--------------------------
    Martin Fife

/s/ Herman Badillo             Director                                     December 18, 2001
--------------------------
    Herman Badillo

/s/ General Buster Glosson     Director                                     December 18, 2001
--------------------------
    General Buster Glosson

/s/ Edward Celano              Director                                     December 18, 2001
--------------------------
    Edward Celano

/s/ Harvey Leibowitz           Director                                     December 18, 2001
--------------------------
    Harvey Leibowitz

/s/ Michael Feinsod            Director                                     December 18, 2001
--------------------------
    Michael Feinsod

                               ASTA FUNDING, INC.


                       CONSOLIDATED FINANCIAL STATEMENTS


                          SEPTEMBER 30, 2001 and 2000

ASTA FUNDING, INC.

Contents

                                                                            Page
                                                                            ----
Consolidated Financial Statements

 Independent auditors' report ...........................................    F-2

 Balance sheets as of September 30, 2001 and 2000 .......................    F-3

 Statements of operations for the years ended
   September 30, 2001 and 2000 ..........................................    F-4

 Statements of changes in stockholders' equity for the
   years ended September 30, 2001 and 2000 ..............................    F-5

 Statements of cash flows for the years ended
   September 30, 2001 and 2000 ..........................................    F-6

 Notes to financial statements ..........................................    F-7

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey


   We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP


Florham Park, New Jersey
November 2, 2001

With respect to Note G
November 15, 2001

ASTA FUNDING, INC.


Consolidated Balance Sheets


                                                             September 30,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------
ASSETS
 Cash and cash equivalents ........................    $ 5,689,000   $10,488,000
 Restricted cash and cash equivalents .............         53,000        51,000
 Consumer receivables acquired for liquidation ....     43,784,000     4,367,000
 Auto loans receivable, (less allowance for credit
  losses of $226,000 in  2001 and $611,000 in 2000)        786,000     3,190,000
 Finance receivables, (less allowance for credit
  losses of $150,000 in 2001 and $75,000 in 2000)..      3,086,000       612,000
 Note receivable ..................................                      250,000
 Furniture and equipment (net of accumulated
  depreciation of $485,000 in 2001 and $379,000
  in 2000).........................................        150,000       156,000
 Repossessed automobiles held for sale (net of
  allowance for losses of $100,000 in 2000)........        171,000       181,000
 Deferred income taxes ............................        350,000     1,620,000
 Prepaid income taxes .............................        596,000
 Other assets .....................................        162,000       269,000
                                                       -----------   -----------
                                                       $54,827,000   $21,184,000
                                                       ===========   ===========
LIABILITIES
 Debt .............................................    $29,666,000
 Other liabilities ................................      2,470,000   $ 2,133,000
 Income taxes payable .............................                    4,277,000
 Due to affiliate .................................         10,000       816,000
                                                       -----------   -----------
   Total liabilities...............................     32,146,000     7,226,000
                                                       -----------   -----------
Commitments
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized
  10,000,000 shares, issued and
  outstanding 3,996,000 shares in 2001 and
  3,958,000 in 2000................................         40,000        40,000
Additional paid-in capital ........................      9,751,000     9,619,000
Retained earnings .................................     12,890,000     4,299,000
                                                       -----------   -----------
   Total stockholders' equity......................     22,681,000    13,958,000
                                                       -----------   -----------
                                                       $54,827,000   $21,184,000
                                                       ===========   ===========


See notes to consolidated financial statements

ASTA FUNDING, INC.


Consolidated Statements of Operations


                                                              Year Ended
                                                             September 30,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------
Finance income ....................................    $24,100,000   $18,040,000
Servicing fee income ..............................         14,000        70,000
                                                       -----------   -----------
                                                        24,114,000    18,110,000
                                                       -----------   -----------
General and administrative expenses ...............      8,410,000     4,091,000
Provisions for credit and other losses ............        450,000     3,954,000
Interest expense ..................................        920,000       410,000
                                                       -----------   -----------
                                                         9,780,000     8,455,000
                                                       -----------   -----------
Income before provision for income taxes ..........     14,334,000     9,655,000
Provision for income taxes ........................      5,743,000     3,825,000
                                                       -----------   -----------
Net income ........................................    $ 8,591,000   $ 5,830,000
                                                       ===========   ===========
Basic net income per share ........................       $2.16         $1.48
                                                       ===========   ===========
Diluted net income per share ......................       $2.06         $1.43
                                                       ===========   ===========




See notes to consolidated financial statements

ASTA FUNDING, INC.


Consolidated Statements of Changes in Stockholders' Equity


                                                                                            Additional
                                                                         Common Stock         Paid-in      Retained
                                                                      Shares      Amount      Capital      Earnings        Total
                                                                     ---------   -------    ----------    -----------   ---------
Balance, September 30, 1999......................................    3,945,000   $39,000    $9,602,000    $(1,531,000)  $ 8,110,000
Exercise of options and warrants.................................       13,000     1,000        17,000                       18,000
Net income.......................................................                                           5,830,000     5,830,000
                                                                     ---------   -------    ----------    -----------   -----------

Balance, September 30, 2000                                          3,958,000    40,000     9,619,000      4,299,000    13,958,000
Exercise of options..............................................       38,000                 132,000                      132,000
Net income.......................................................                                           8,591,000     8,591,000
                                                                     ---------   -------    ----------    -----------   -----------
Balance, September 30, 2001......................................    3,996,000   $40,000    $9,751,000    $12,890,000   $22,681,000
                                                                     =========   =======    ==========    ===========   ===========




See notes to consolidated financial statements

ASTA FUNDING, INC.


Consolidated Statements of Cash Flows


                                                      Year Ended September 30,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
Cash flows from operating activities:
 Net income .....................................    $  8,591,000   $  5,830,000
 Adjustments to reconcile net income to net cash
  provided by operating
   activities:
   Depreciation and amortization.................         105,000        133,000
   Provisions for losses.........................         450,000      3,954,000
   Deferred income taxes.........................       1,270,000     (1,010,000)
   Expenses advanced by affiliate................                         15,000
   Changes in:
    Restricted cash and cash equivalents ........          (2,000)        (2,000)
    Repossessed automobiles held for sale .......          84,000        379,000
    Income taxes receivable .....................        (596,000)
    Other assets ................................         107,000        374,000
    Income taxes payable ........................      (4,277,000)     3,614,000
    Other liabilities ...........................         337,000        477,000
                                                     ------------   ------------
     Net cash provided by operating activities ..       6,069,000     13,764,000
                                                     ------------   ------------
Cash flows from investing activities:
 Auto loan principal payments collected .........       2,205,000      4,689,000
 Purchase of consumer receivables acquired for
  liquidation....................................     (65,120,000)    (1,442,000)
 Principal payments received from sale or
  collection of consumer receivables
   acquired for liquidation......................      25,703,000     13,325,000
 Capital expenditures............................         (99,000)      (115,000)
 Payments on notes receivable ...................                     (2,114,000)
 Purchase of finance receivables ................      (2,549,000)      (687,000)
                                                     ------------   ------------
     Net cash (used in) provided by investing
      activities.................................     (39,860,000)    13,656,000
                                                     ------------   ------------
Cash flows from financing activities:
 Repayments of advances to affiliate ............        (806,000)    (1,672,000)
 Repayments under lines of credit ...............                     (5,422,000)
 Proceeds from notes payable ....................      50,678,000
 Repayments of notes payable ....................     (21,012,000)   (10,636,000)
 Proceeds from exercise of options and warrants .         132,000         18,000
                                                     ------------   ------------
     Net cash provided by (used in) financing
      activities.................................      28,992,000    (17,712,000)
                                                     ------------   ------------
Net (decrease) increase in cash and cash
  equivalents....................................      (4,799,000)     9,708,000
Cash and cash equivalents at beginning of year ..      10,488,000        780,000
                                                     ------------   ------------
Cash and cash equivalents at end of year ........    $  5,689,000   $ 10,488,000
                                                     ============   ============
Supplemental disclosure of cash flow
  information:
 Cash paid for:
   Interest......................................    $    715,000   $    365,000
   Income taxes..................................    $  4,525,000   $    344,000




See notes to consolidated financial statements

                               ASTA FUNDING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001 and 2000

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]  The Company:

     The Company's primary business is purchasing and liquidating performing and nonperforming consumer loans and purchasing and collecting factored receivables. Additionally, the Company is liquidating previously purchased automobile loans receivables.

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

[4]  Income recognition:

     The Company recognizes income on performing and nonperforming loan portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of loans accounted for under the interest method, the Company's management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. The estimated future cash flows could change significantly in the near term. If future cash flows cannot be estimated, the cost recovery method is used. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio.

     Income from finance receivables is recognized over the periods from the date of purchase to the estimated collection date.

     Interest income from sub-prime automobile loans is recognized using the interest method.

[5]  Finance Receivables:

     Finance receivables are factored accounts receivable primarily with full recourse.

[6]  Auto loans receivable:

     Substantially all loans are at fixed rates of interest, collateralized by automobiles, and have remaining maturities of 2 years or less. Each automobile loan provides for full amortization; equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company purchases the loans from dealers at a discount from the amount financed under the contract. Substantially all borrowers are located in the northeastern and mid-atlantic states.

[7]  Furniture and equipment:

     Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

[8]  Credit losses:

     Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review of factored receivables and loans receivable. Such receivables are charged-off when management deems them to be uncollectible.

                               ASTA FUNDING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2001 and 2000

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

[9]  Loan origination fees and costs:

     Direct loan origination fees collected and costs incurred are deferred and amortized over the average lives of the loans using the interest method. Unamortized amounts are recognized in operations at the time that loans are sold or paid in full.

[10] Repossessed automobiles held for sale:

     Upon foreclosure of the loan, the Company records repossessed automobiles at the lower of the loan balance or estimated fair value of the automobile.

     After foreclosure, valuations are periodically performed by management and the carrying value of the automobiles are adjusted to the lower of cost recorded upon repossession or estimated fair value.

[11] Income taxes:

     Deferred federal and state taxes arise from net operating losses and temporary differences resulting primarily from the provision for credit losses and funds deposited in accounts for loans sold being reported for financial accounting and tax purposes in different periods.

[12] Net income per share:

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2001 and 2000:

                                                                         2001                                   2000
                                                         -----------------------------------    -----------------------------------
                                                                       Weighted                               Weighted
                                                                        Average    Per Share                   Average    Per Share
                                                         Net Income     Shares       Amount     Net Income     Shares       Amount
                                                         ----------    ---------   ---------    ----------    ---------   ---------
Basic ................................................   $8,591,000    3,971,000     $2.16      $5,830,000    3,946,000     $1.48
                                                                                     =====                                  =====
Effect of dilutive stock options .....................                   205,000                                126,000
                                                         ----------    ---------                ----------    ---------
Diluted ..............................................   $8,591,000    4,176,000     $2.06      $5,830,000    4,072,000     $1.43
                                                         ==========    =========     =====      ==========    =========     =====

During the year ended September 30, 2000, options to purchase 196,630 shares were outstanding but not included in the EPS calculation because they were antidilutive. All outstanding options were included in the EPS calculation for the year ended September 30, 2001.

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

[14] Stock-based compensation:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to follow the

                               ASTA FUNDING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2001 and 2000

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

NOTE B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

As of September 30, 2001, the Company applied the interest method on portfolios with carrying values aggregating $40,262,000 and the cost recovery method on portfolios with carrying values aggregating $3,522,000.

NOTE C - ALLOWANCES FOR CREDIT LOSSES

Changes in the allowances for credit losses relating to the loans receivable and factored accounts consisted of the following:

                                                                                        2001                        2000
                                                                              ------------------------    -------------------------
                                                                                Loans        Factored        Loans        Factored
                                                                             Receivable    Receivables    Receivable    Receivables
                                                                             ----------    -----------    -----------   -----------
Balance, beginning of year ...............................................   $  611,000      $ 75,000     $ 1,122,000
Provisions ...............................................................      100,000        75,000         565,000     $75,000
Charge-offs ..............................................................    (519,000)                    (1,506,000)
Recoveries ...............................................................       34,000                       430,000
                                                                             ----------      --------     -----------     -------
Balance, end of year .....................................................   $  226,000      $150,000     $   611,000     $75,000
                                                                             ==========      ========     ===========     =======

NOTE D - NOTE RECEIVABLE

In February 2000, the Company entered into an agreement with an unaffiliated entity whereby the Company would invest up to $2,500,000. As of September 30, 2000, the Company had advanced $2,100,000, incurred costs of $14,000 and provided an allowance of $1,864,000 to reflect its estimated net realizable value. In addition, since the Company has agreed to advance the remaining $400,000, the potential loss has been recognized in the accompanying financial statements for the year ended September 30, 2000.

During 2001, the Company determined that the remaining investment of $250,000 was worthless and accordingly it was written off.

NOTE E - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2001 and 2000 consist of the following:

                                                                       2001       2000
                                                                     --------   --------
        Furniture ...............................................    $108,000   $ 46,000
        Equipment ...............................................     527,000    489,000
                                                                     --------   --------
                                                                      635,000    535,000
        Less accumulated depreciation ...........................     485,000    379,000
                                                                     --------   --------
        Balance, end of period ..................................    $150,000   $156,000
                                                                     ========   ========

Depreciation expense for the years ended September 30, 2001 and 2000 aggregated $105,000 and $133,000 respectively.

                               ASTA FUNDING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2001 and 2000

NOTE F - RESTRICTED CASH

In connection with the sale of loans in 1997, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans.

NOTE G - DEBT

In January 2001, a bank advanced $10,000,000 under a line of credit with interest at the prime rate (6.00% at September 30, 2001). The note is collateralized by a portfolio of consumer receivables acquired for liquidation. As of September 30, 2002, $2,215,000 was outstanding. On November 15, 2001, the line of credit, which expires November 30, 2002, was increased to $20,000,000.

In August 2001, an investment banking firm provided $29,905,000 in exchange for a note payable with interest at LIBOR plus 2% (5.58% at September 30, 2001) and 50% of subsequent collections, net of expenses from the portfolio collateralizing the obligation, once the note and advances by another of the Company's subsidiaries have been repaid. As of September 30, 2001, the outstanding balance of the note was $27,451,000.

NOTE H - OTHER LIABILITIES

Other liabilities as of September 30, 2001 and 2000 are as follows:

                                                                  2001         2000
                                                               ----------   ----------
      Estimated losses on commitments and contingencies ...                 $1,400,000
      Due to seller of consumer receivables ...............    $  895,000      500,000
      Accounts payable ....................................       646,000      159,000
      Accrued interest and other ..........................       879,000       74,000
                                                               ----------   ----------
         Total other liabilities...........................    $2,470,000   $2,133,000
                                                               ==========   ==========

NOTE I - INCOME TAXES

The significant component of the Company's deferred tax assets as of September 30, 2001 and 2000 are the allowances for credit losses.

The components of the provision (benefit) for income taxes for the years ended September 30, 2001 and 2000 are as follows:

                                                                         2001          2000
                                                                      ----------    -----------
               Current:
                Federal ...........................................   $3,463,000    $ 3,854,000
                State .............................................    1,010,000        981,000
                                                                      ----------    -----------
                                                                       4,473,000      4,835,000
                                                                      ----------    -----------
               Deferred:
                Federal ...........................................      985,000       (850,000)
                State .............................................      285,000       (160,000)
                                                                      ----------    -----------
                                                                       1,270,000     (1,010,000)
                                                                      ----------    -----------
               Provision for income taxes .........................   $5,743,000    $ 3,825,000
                                                                      ==========    ===========

                               ASTA FUNDING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2001 and 2000

NOTE I - INCOME TAXES -- (Continued)

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                                           2001   2000
                                                                           ----   ----
      Statutory federal income tax rate ...............................    34.0%  34.0%
      State income tax, net of federal benefit ........................     6.0    5.8
      Other ...........................................................     0.1   (0.8)
                                                                           ----   ----
      Effective income tax rate .......................................    40.1%  39.0%
                                                                           ====   ====

NOTE J - RELATED PARTY TRANSACTIONS

The Company leases its facilities through July 2005 pursuant to a sublease from a company controlled by the principal stockholders of the Company (the "Affiliate"). The terms of the sublease are substantially identical to the terms of the underlying lease between the Affiliate and the lessor. The future minimum lease payments are as follows:

                      Twelve Months
                   Ending September 30,
                   --------------------
                           2002            141,000
                           2003            139,000
                           2004            140,000
                           2005             61,000
                                          --------
                                          $481,000
                                          ========

During the year ended September 30, 2001 and 2000, the Company paid a director of the Company $225,000 and $75,000, respectively, for consulting services.

Rent expense for the years ended September 30, 2001 and 2000 was approximately $159,000 and $119,000, respectively, (including $147,000 and $104,000 to the
Affiliate).

During the year ended September 30, 2000, salaries, related payroll taxes and other expenses allocated from the Affiliate aggregated $15,000. No costs were allocated during 2001. Management allocates costs monthly based upon its estimate of the cost of services provided by the Affiliate.

During the years ended September 30, 2001 and 2000, the Affiliate advanced funds to the Company. Interest expense, at 12 percent per annum, aggregated $57,000 and $91,000 in the years ended September 30, 2001 and 2000, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

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

                               ASTA FUNDING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2001 and 2000

NOTE L - STOCKHOLDERS' EQUITY

Stock options and warrants:

The Company has a stock option plan under which 885,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from September 2005 through March 2011. As of September 30, 2001, 836,833 shares of common stock are reserved for the issuance under the stock option plan.

The Company applies APB 25 and related interpretations in accounting for its employee stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's proforma net income and diluted net income per share for 2001 would have been approximately $8,351,000 and $2.00, respectively and 2000 would have been approximately $5,781,000 and $1.42, respectively. This is not necessarily indicative of future results of operations, due to among other reasons, vesting provisions and future stock option grants. The weighted average fair value of the options granted during 2001 and 2000 were $5.90 and $5.01 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 105% (2001) and 119%
(2000), expected life 10 years, risk free interest rate of 4.9% in 2001 and 5.9% in 2000.

The following table summarizes stock option transactions under the plan:

                                                                                                   Year Ended September 30,
                                                                                           ----------------------------------------
                                                                                                  2001                  2000
                                                                                           ------------------    ------------------
                                                                                                     Weighted              Weighted
                                                                                                      Average               Average
                                                                                                     Exercise              Exercise
                                                                                           Shares      Price     Shares      Price
                                                                                          -------    --------    -------   --------
Outstanding options at the beginning of year ..........................................   584,500      $4.27     391,500     $3.70
Options granted .......................................................................    32,500       6.38     206,000      5.19
Options cancelled .....................................................................                           (3,000)     1.63
Options exercised .....................................................................   (38,167)      3.44     (10,000)     1.75
                                                                                          -------     ------     -------    ------
Outstanding options at the end of year ................................................   578,833     $ 4.44     584,500    $ 4.27
                                                                                          =======     ======     =======    ======

The following table summarizes information about the Plan's outstanding options as of September 30, 2001:

                               Options Outstanding                Options Exercisable
                    -----------------------------------------    ----------------------
                                      Weighted
                                      Average        Weighted                  Weighted
                                     Remaining        Average                   Average
   Range of           Number        Contractual      Exercise      Number      Exercise
Exercise Price      Outstanding   Life (in Years)      Price     Exercisable     Price
----------------    -----------   ---------------    --------    -----------   --------
$1.625 - $1.75        118,333           7.66           $1.63       117,833       $1.63
$4.50  - $6.375       460,500           6.00           $4.72       292,666       $5.00

NOTE M - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. There were no contributions for the years ended September 30, 2001 and 2000.

                               ASTA FUNDING, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2001 and 2000

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following summarizes the information as of September 30, 2001 and 2000 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                                                   2001                            2000
                                                                       ----------------------------    ----------------------------
                                                                      Carrying Value     Fair Value    Carrying Value    Fair Value
                                                                      --------------    -----------    --------------   -----------
Cash, restricted cash and
 and cash equivalents .............................................     $ 5,742,000     $ 5,742,000     $10,539,000     $10,539,000
Consumer receivables
 acquired for liquidation .........................................      43,784,000      65,676,000       4,367,000       6,551,000
Loans receivable ..................................................         786,000       1,050,000       3,190,000       4,248,000
Finance receivable ................................................       3,086,000       3,839,000         612,000         810,000
Advances under lines of
 credit, notes payable and
 due to affiliates ................................................      29,676,000      29,676,000         816,000         816,000

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

Cash, restricted cash and cash equivalents:

The carrying amount approximates fair value.

Consumer receivables acquired for liquidation:

The Company has estimated the fair value based on the present value of expected future cash flows.

Auto loans receivable and finance receivables:

The Company has estimated the fair value based on the present value of expected future cash flows.

Advances under lines of credit, notes payable and due to affiliates:

Since these are primarily variable rate and short-term, the carrying amounts approximate fair value.