Form 10KSB/A
period 2001-09-30
ASTA FUNDING INC
filed 2002-01-28
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2001

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________


                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
- --------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


            Delaware                                        22-3388607
- ---------------------------------                       -------------------
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     210 Sylvan Avenue, Englewood Cliffs, NJ                   07632
    -----------------------------------------           -------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

         Issuer's telephone number, including area code: (201) 567-5648

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the fiscal year ended September 30, 2001 were $24,114,000.

         As of December 14, 2001, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $27,124,000 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 21, 2001, the Registrant had 4,019,000 shares of Common Stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                           Documents Incorporated by Reference:

See the Exhibit Index hereto.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of our executive officers and directors:


          Name             Age               Position
- --------------------------------------------------------------------------------
Arthur Stern..............  80   Chairman of the Board

Gary Stern................  49   Director, President and Chief Executive Officer

Mitchell Herman ..........  43   Director, Secretary and Chief Financial Officer

Martin D. Fife (1)........  74   Director

Herman Badillo (2)........  72   Director

General Buster Glosson (1)  58   Director

Harvey Leibowitz (1)(2)...  68   Director

Michael Feinsod (2).......  30   Director

Edward Celano.............  62   Director

- ----------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

         Arthur Stern has been a Director and has served as our Chairman of the Board of Directors since the our inception in July 1994. Since 1963, Mr. Stern has been President of Asta Group, Incorporated ("Group"), a consumer finance company. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections.

         Gary Stern has been a director and our President and Chief Executive Officer since our inception in July 1994. Mr. Stern has been Vice President, Secretary, Treasurer and a director of Group since 1980 and held other positions with Group prior thereto. In such capacities, he has obtained experience in distressed consumer credit analysis and receivables collections.

         Mitchell Herman has been one of our directors since September 1995. He has been our Chief Financial Officer since our inception in July 1994 and the Chief Financial Officer of Group since May 1994. Mr. Herman is a certified public accountant. From September 1993 to May 1994 he was a manager with Paul Abrams & Co., a certified public accounting firm. From September 1990 to September 1993, Mr. Herman was a senior accountant with Shapiro & Lieberman, a certified public accounting firm.

         Martin D. Fife has been one of our directors since September 1995. He was formerly the Chairman of the Board of Directors and Chief Executive Officer of Skysat Communications Network Corporation, a public company engaged in the research and development and production of, unmanned aircraft systems for applications in the telecommunications industry. He is also a Director for ten Dreyfus mutual funds and a Trustee for three Dreyfus funds. Since 1988, Mr. Fife has been a director of Projectavision, Inc., a public company engaged in the development of solid-state projection television and related video display technology. Since November 1996, he has been Chairman of the Board of Directors of Magar Inc., a company specializing in the marketing of financial products and the development of early-stage companies.

         Herman Badillo has been a one of our directors since September 1995. He has been a member of Fischbein, Badillo, Wagner & Harding, a law firm located in New York City, for more than five years. He has formerly served as Special Counsel to the Mayor of New York City for Fiscal Oversight of Education and as a member of the Mayor's Advisory Committee on the Judiciary. Mr. Badillo served as a United States Congressman from 1971 to 1978 and Deputy Mayor of New York City from 1978 to 1979.

         General Buster Glosson has been one of our directors since September 1995. He has served as the President of Eagle Limited, a venture capital and consulting firm, since September 1994. He served as an officer in the United States Air Force from 1965 until he retired in September 1994. From June 1992 to September 1994, he was Deputy Chief of Staff for Plans and Operations for the United States Air Force. From May 1991 to May 1992, General Glosson was Legislative Liaison and Director of the Air Force Issues Team. From August 1990 to May 1991, he commanded the 14th Air Division and was a Director of Campaign Plans for U.S. Central Command Air Forces, Ryadh, Saudi Arabia.

         Harvey Leibowitz has been one of our directors since March 2000. Mr. Leibowitz has served as a Senior Vice President of Sterling National Bank since June 1994. Prior to June 1994, Mr. Leibowitz was employed as a Senior Vice President and Vice President of several banks and financial institutions since 1963.

         Michael Feinsod has been one of our directors since March 2001. Mr. Feinsod has been a Managing Member of Infinity Capital, LLC, an investment partnership, since January 1999. He was formerly an investment analyst and portfolio manager with Mark Boyar & Company, Inc. from June 1997 to January 1999.

         Edward Celano has been one of our directors since September 1995. Mr. Celano has served as a consultant to M.R. Weiser & Co. since March of 2001. He was formally an Executive Vice President of Atlantic Bank from May 1996 to February 2001. Prior to May 1996, Mr. Celano was a Senior Vice President of NatWest Bank after having held different positions at the bank for over 20 years.

         Arthur Stern is the father of Gary Stern. There are no other family relationships among our directors or officers.

      All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

Committees of the Board of Directors

         Audit Committee. The Audit Committee consists of three directors. The members of the Audit Committee currently are Harvey Leibowitz (the Chairman), Martin Fife and General Buster Glosson. The Audit Committee is empowered by the Board of Directors to review our financial books and records in consultation with our accounting staff and its independent auditors and to review with the accounting staff and independent auditors any questions raised with respect to accounting and auditing policies and procedures.

         Compensation Committee. The Compensation Committee consists of three directors. The members of the Compensation Committee are Herman Badillo (the Chairman), Michael Feinsod and Harvey Leibowitz. The Compensation Committee is empowered by the Board of Directors to review the executive compensation of our officers and directors and to recommend any changes in compensation to the full Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons holding more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission ("SEC") and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of our Common Stock and other equity securities. Based solely upon a review of such reports furnished to us, we believe that all such Section 16(a) reporting requirements were timely fulfilled during the fiscal year ended September 30, 2001, except that a report of Form 3 reporting the election of Michael Feinsod to our Board of Directors in March 2001 was filed in January 2002 and a report on a Form 4 reporting Mr. Feinsod's purchases of shares of our Common Stock in March 2001 was filed in October 2001. Stock option grants made to Messrs. Badillo and Leibowitz in March 2001 were reported on each of their Form 4s filed in January 2002. In addition, gifts of shares of our Common Stock to family members by Arthur Stern and Gary Stern during fiscal 2001 have not yet been reported.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes certain information relating to the compensation paid or accrued by us for services rendered during the fiscal years ended September 30, 2001, 2000 and 1999 with respect to our Chief Executive Officer and each other executive officer whose total annual salary and bonus are $100,000 or more:


                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                                               Compensation
                                      Annual Compensation                        Awards (1)
                             ------------------------------------------------------------------------
                                                                        Securities        All Other
Name and Principal                                       Other Annual   Underlying      Compensation
Position             Year    Salary ($)  Bonus ($)     Compensation ($) Options/SARs        ($)(3)
- --------             ----    ----------  ---------     -----------------------------        ------
Gary Stern
   President and     2001     300,000     200,000             --               --           1,604
   Chief Executive   2000     175,000     100,000             --          150,000           1,591
   Officer           1999     151,250     100,000             --          100,000           1,794

Mitchell Herman      2001     175,000     100,000             --               --             694
   Chief Financial   2000     145,000      87,500             --               --             686
   Officer           1999     125,000      25,000             --           15,000             753

Arthur Stern         2001     225,000      50,000             --               --              --
   Chairman          2000     112,500          --             --           50,000              --

- ----------
(1) We did not grant any stock appreciation rights, restricted stock awards or make any long-term incentive plan payout during the fiscal years ended September 30, 2001, September 30, 2000 or September 30, 1999.

(2) Comprised solely of incentive stock options and non-qualified stock options granted under our 1995 Stock Option Plan. See "1995 Stock Option Plan".

(3)      Includes insurance premium amounts paid by us.


                                STOCK OPTION PLAN


1995 Stock Option Plan

         The 1995 Stock Option Plan was adopted in order to attract and retain our qualified directors, officers and employees. The following is a description of certain of the terms and conditions for the 1995 Stock Option Plan. Such description does not purport to be complete and is qualified in its entirety by reference to the full text of the 1995 Stock Option Plan.

         The 1995 Stock Option Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options to our eligible employees, including our officers and directors (whether or not employees) and our consultants.

         We have 920,000 shares of Common Stock authorized for issuance under the 1995 Stock Option Plan and 241,000 shares remain available as of January 15, 2002. As of January 15, 2002, approximately 43 of our employees were eligible to participate in the 1995 Stock Option Plan. Future grants under the 1995 Stock Option Plan have not yet been determined. No option will vest more than ten years from the date of grant and no option may be granted after September 14, 2005.

         The following tables summarize certain information relating to the grant of options to purchase Common Stock to the executive officers named in the Summary Compensation Table.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)


                                Individual Grants

                    Number of        Total
                    Securities    Options/SARs
                    Underlying     Granted to     Exercise of
                   Options/SARs   Employees in     Base Price        Expiration
Name                Granted (#)    Fiscal Year      ($/Sh)              Date
- --------------------------------------------------------------------------------
Gary Stern               --             --                --               --

Mitchell Herman          --             --                --               --

Arthur Stern             --             --                --               --

(1) We did not grant any stock options or stock appreciation rights in fiscal 2001.



               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)


                                                                Number of Securities Underlying
                                                                  Unexercised Options/SARs at      Value of Unexercised In-The Money
                                                                         FY-End (#)(1)               Options/SARs at FY-End ($)(3)
                                                                --------------------------------------------------------------------


Name                   Shares acquired            Value         Exercisable        Unexercisable       Exercisable     Unexercisable
                        on Exercise (#)        Realized ($)
- ------------------------------------------------------------------------------------------------------------------------------------
Gary Stern                     ---                 ---            180,000             100,000           $1,210,300        $466,000

Mitchell Herman             23,000(2)           $161,000           22,000                  --           $  124,895              --

Arthur Stern                   ---                 ---             82,167              33,333           $  504,273        $155,332

(1)      We did not grant any stock appreciation rights.

(2) Mitchell Herman exercised 23,000 options in 2001 at an exercise price of $5.00

(3) In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $9.91, the fair market value of a share of Common Stock on September 28, 2001 (presumed to equal the last reported sale price of the Common Stock as reported on the Nasdaq National Market on such date).

Director Compensation

      Directors who are employees of Asta do not receive additional compensation for serving as directors. Each director who is not an employee of Asta receives a fee of $10,000 per year. We reimburse each director for the expenses incurred in connection with attendance at such meetings.

      On March 9, 2001, we granted non-qualified stock options covering 10,000 shares of Common Stock each to Herman Badillo and Harvey Leibowitz at an exercise price of $6.375 per share. The options become exercisable in equal installments on March 9, 2002, 2003 and 2004. On November 14, 2001, we granted non-qualified stock options covering 3,000 shares of Common Stock to each of the directors of Asta at an exercise price of $11.92 per share. The options become exercisable in equal installments on November 14, 2002, 2003 and 2004.

Employment Agreements

         Each of Gary Stern and Mitchell Herman has entered into an employment agreement (the "Employment Agreements") with us, which commenced on October 1, 2001 and will continue until September 30, 2004.

         The Employment Agreements provide for base annual salaries of $325,000 and $200,000 for Messrs. Stern and Herman, respectively, effective October 1, 2001. Each of Messrs. Stern and Herman may be granted annual bonuses in the discretion of the Board of Directors. If Messrs. Stern's or Herman's employment with Asta is terminated for "Disability", "Cause" (as such terms are defined in the Employment Agreements) or upon death, we will pay either Messrs. Stern or Herman or each of their respective estates, the base annual salary and other benefits under the Employment Agreement through the date of termination of employment. If Messrs. Stern's or Herman's employment with Asta is terminated "Without Cause" (as such term is defined in the Employment Agreements), we will pay either Messrs. Stern or Herman or each of their respective estates, the base annual salary and other benefits under the Employment Agreement for the earlier of 18 months after the date of termination of employment or until such time each of Messrs. Stern and Herman becomes a full-time employee of another employer.

         Each of the Employment Agreements contains certain non-competition covenants and confidentiality provisions. During the term of the Employment Agreements and for a period of 12 months after the date of termination of the Employment Agreements, or for such period as we will continue to pay Messrs. Stern or Herman their base salary and insurance benefits if we terminate their employment "Without Cause", Messrs. Stern and Herman will not, in any geographic area in which we do business as of the date of termination of each of their Employment Agreements, directly or indirectly compete with or be engaged in the same business as us or our subsidiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 15, 2002 with respect to beneficial ownership of our Common Stock by (i) each director and executive officer, (ii) each person known by us to own beneficially more than five percent of our outstanding Common Stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the address of each such person is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                   Name and Address                      Number of Shares       Percentage of Shares
                 of Beneficial Owner                    Beneficially Owned     Beneficially Owned (%)
                 -------------------                    ------------------     ----------------------
Arthur Stern.......................................            601,408(2)               14.7%

Gary Stern.........................................          1,703,523(3)               40.5

Martin Fife
25 Central Park West, #21J
New York, New York 10023...........................            175,870(4)                4.3

Mitchell Herman....................................            114,174(5)                2.8

Herman Badillo
909 Third Avenue
New York, New York 10022...........................             22,500(6)                 *

General Buster Glosson
c/o Eagle Limited
301 S. Tryon Street, Suite 200
Charlotte, North Carolina 28282....................             22,500(7)                 *

Harvey Leibowitz
c/o Sterling National Bank
500 Seventh Avenue
New York, New York 10018 ..........................             25,000(8)                 *

Michael Feinsod
c/o Infinity Capital, LLC
767 Third Avenue, 16th Floor
New York, New York 10017...........................              1,000(9)                 *

Barbara Marburger
9 Locust Hollow Road
Monsey, New York 10952.............................            459,013(10)              11.4

All  executive  officers and  directors as a group (8
persons) ..........................................          2,665,975(11)              60.5%

- ----------------
*Less than 1%

(1) Any shares of Common Stock that any person named above has the right to acquire within 60 days of January 15, 2002 is deemed to be outstanding for purposes of calculating the ownership percentage of such person, but is not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person.

(2) Includes 82,167 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2002 and 107,271 shares of Common Stock owned by Group, which shares are attributable to Arthur Stern based on his percentage ownership of Group. Excludes 36,333 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(3) Includes 180,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2002, 339,426 shares of Common Stock owned by Gary Stern as custodian for his minor children and 142,761 shares of Common Stock owned by Group, which shares are attributable to Gary Stern based on his percentage ownership of Group. Excludes 103,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(4) Includes 52,500 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2002. Excludes 3,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(5) Includes 22,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2002 and 8,500 shares of Common Stock owned by Mitchell Herman as custodian for his minor child. Excludes 3,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(6) Represents 22,500 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2002. Excludes 13,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(7) Represents 22,500 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2002. Excludes 3,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(8) Includes 2,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of January 15, 2002. Excludes 13,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(9) Includes 400 shares of Common Stock owned by Michael Feinsod as custodian for his minor child. Excludes 3,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.

(10) Includes 211,098 shares of Common stock owned by Barbara Marburger as custodian for her minor children and 35,448 shares of Common Stock owned by Group, which shares are attributable to Barbara Marburger based on her percentage ownership of Group. Barbara Marburger is the daughter of Arthur Stern and the sister of Gary Stern.

(11) Includes 384,167 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2002. Excludes 177,333 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time Group makes advances to us. During the year ended September 30, 2001, Group advanced approximately $958,000 to us and our subsidiaries. At September 30, 2001, approximately $10,000 was outstanding.

         We sublease our offices located in Englewood Cliffs, New Jersey, from a wholly-owned subsidiary of Group. The term of the sublease expires on July 31, 2005, and calls for current rent payments of $10,975 per month. The terms of the sublease are substantially similar to the terms of the underlying lease between the subsidiary of Group and the lessor.

         Group charged us approximately $15,000 during the fiscal years ended September 30, 2000 for insurance. During the fiscal year ended September 30, 2001, Group charged us approximately $57,000 for interest expense on an advance made to us during the fiscal year.

         In the future, transactions with our officers, directors and affiliates are anticipated to be minimal and will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be made on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Number
- ------

3.1      Certificate of Incorporation  (1)

3.2      By-laws  (2)

10.1     Stock Option Plan as Amended  (1)

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

21.      Subsidiaries of the Company

- ------------------------
         1. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212)

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

                                                      ASTA FUNDING, INC.



Dated:  January 28, 2002                             By: /s/ Gary Stern
                                                         -----------------------
                                                         Gary Stern, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                         Title                                Date
     ---------                         -----                                ----
/s/ Gary Stern               President and Director                       January 28, 2002
- --------------------------
Gary Stern

/s/ Mitchell Herman          Chief Financial Officer, Secretary, Chief    January 28, 2002
- --------------------------   Accounting Officer and Director
Mitchell Herman

/s/ Arthur Stern             Director                                     January 28, 2002
- --------------------------
Arthur Stern

/s/ Martin Fife              Director                                     January 28, 2002
- --------------------------
Martin Fife

/s/ Herman Badillo           Director                                     January 28, 2002
- --------------------------
Herman Badillo

/s/ General Buster Glosson   Director                                     January 28, 2002
- --------------------------
General Buster Glosson

/s/ Edward Celano            Director                                     January 28, 2002
- --------------------------
Edward Celano

/s/ Harvey Leibowitz         Director                                     January 28, 2002
- --------------------------
Harvey Leibowitz

/s/ Michael Feinsod          Director                                     January 28, 2002
- --------------------------
Michael Feinsod