Form 10QSB
period 2001-12-31
ASTA FUNDING INC
filed 2002-02-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2002, the registrant had approximately 4,019,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2001


                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001
                   (unaudited) and September 30, 2001

                  Consolidated Statements of Operations for the three-month
                   periods ended December 31, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows for the three-month
                   periods ended December 31, 2001 and 2000 (unaudited)

                  Notes to consolidated financial statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                     December 31,  September 30,
                                                    ------------   ------------
                                                        2001           2001
                                                        ----           ----
                                                      Unaudited
Assets
Cash                                                 $ 7,329,000    $ 5,689,000
Restricted cash                                           53,000         53,000
Consumer receivables acquired for liquidation         43,197,000     43,784,000
Auto loans receivable, net                               486,000        786,000
Finance receivables                                    3,303,000      3,086,000
Furniture and equipment, net                             240,000        150,000
Repossessed automobiles, net                             118,000        171,000
Deferred income taxes                                    362,000        350,000
Prepaid income taxes                                          --        596,000
Other assets                                             228,000        162,000
                                                     -----------    -----------
          Total assets                               $55,316,000    $54,827,000
                                                     ===========    ===========


Liabilities and Stockholders' Equity
Liabilities
Debt                                                  $26,594,000    $29,666,000
Other liabilities                                       2,682,000      2,470,000
Income taxes payable                                      945,000             --
Due to affiliate                                               --         10,000
                                                      -----------    -----------
          Total liabilities                            30,221,000     32,146,000
                                                      -----------    -----------


Stockholders' Equity
Common stock, $.01 par value; authorized
10,000,000 shares; issued and outstanding
4,019,000 at December 31, 2001 and
3,996,000 at September 30, 2001                            40,000         40,000
Additional paid-in capital                              9,869,000      9,751,000
Retained earnings                                      15,186,000     12,890,000
                                                      -----------    -----------
          Total stockholders' equity                   25,095,000     22,681,000
                                                      -----------    -----------
Total liabilities and stockholders' equity            $55,316,000    $54,827,000
                                                      ===========    ===========


See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                         Three Months Ended   Three Months Ended
                                             December 31,         December 31,
                                         ------------------   ------------------
                                                 2001                 2000

Revenues:
Interest                                      $8,401,000          $4,128,000
Servicing fees                                     1,000               6,000
                                              ----------          ----------

                                               8,402,000           4,134,000
                                              ----------          ----------

Expenses:
General and administrative                     3,794,000           1,082,000
Provision for losses                              75,000             100,000
Interest                                         708,000              18,000
                                              ----------          ----------
                                               4,577,000           1,200,000
                                              ----------          ----------

Income before income taxes                     3,825,000           2,934,000

Income tax expense                             1,529,000           1,180,000
                                              ----------          ----------

Net income                                    $2,296,000          $1,754,000
                                              ==========          ==========



Net income per share - Basic                  $     0.57          $     0.44
                                              ----------          ----------
                     - Diluted                $     0.53          $     0.43
                                              ----------          ----------

Weighted average number of shares
  outstanding - Basic                          4,003,000           3,945,000
                                              ----------          ----------
              - Diluted                        4,351,000           4,080,000
                                              ----------          ----------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                  Three Months Ended   Three Months Ended
                                                                     December 31,         December 31,
                                                                     ------------         ------------
                                                                          2001                 2000
Cash flows from operating activities:
 Net income                                                          $  2,296,000            1,754,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                             30,000               30,000
  Provision for losses                                                     75,000              100,000
  Deferred income taxes                                                   (12,000)             300,000
  Changes in:
   Repossessed automobiles held for sale                                   53,000                7,000
   Prepaid income taxes                                                   596,000                   --
   Other assets                                                           (66,000)             181,000
   Income taxes payable                                                   945,000           (2,666,000)
   Other liabilities                                                      212,000             (696,000)
                                                                     ------------         ------------
      Net cash provided by (used in) operating activities               4,129,000             (990,000)

Cash flows from investing activities:
  Auto loan principal payments                                            287,000              671,000
  Purchase of consumer receivables acquired for liquidation           (10,057,000)            (278,000)
  Principal collected on receivables acquired for liquidation          10,644,000            1,538,000
  Finance receivables                                                    (292,000)            (551,000)
  Capital expenditures                                                   (120,000)              (9,000)
                                                                     ------------         ------------
      Net cash provided by investing activities                           462,000            1,371,000

Cash flows from financing activities:
  Advances from affiliate                                                  10,000             (128,000)
  Proceeds from exercise of options                                       111,000                   --
  Advances under lines of credit                                        4,257,000                   --
  Repayments of notes payable                                          (7,329,000)                  --
                                                                     ------------         ------------
      Net cash (used in) financing activities                          (2,951,000)            (128,000)
                                                                     ------------         ------------

Increase in cash                                                        1,640,000              253,000

Cash at the beginning of period                                         5,689,000           10,488,000
                                                                     ------------         ------------
Cash at end of period                                                $  7,329,000         $ 10,741,000
                                                                     ============         ============


Supplemental disclosure of cash flow information:
  Cash paid during the period
    Interest                                                         $    303,000         $         --
    Income taxes                                                     $         --         $  3,500,000

See accompanying notes to consolidated financial statements

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc. and its wholly owned subsidiaries is a diversified consumer finance company that is engaged in the business of purchasing, managing and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard and Visa and other credit card accounts which were charged-off by the issuing banks for non-payment. We also factor commercial invoices and specialize in providing working capital to growing companies with unique financing needs. We provide asset-based lending, primarily secured by accounts receivable for small growing companies. Typical customers are manufacturers, wholesale distributors and service companies. We are committed to working closely with growth companies to meet their specialized financing needs and anticipate growth in this business by providing prompt and reliable service to our customers.

Prior to May 1, 1999, our business was focused on purchasing, servicing and selling retail installment contracts originated by dealers in the sale primarily of used automobiles to sub-prime borrowers.

The consolidated balance sheet as of December 31, 2001, the consolidated statements of operations for the three-month periods ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the three-month periods ended December 31, 2001 and 2000, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at December 31, 2001 and September 30, 2001, the results of operations for the three-month periods ended December 31, 2001 and 2000 and the cash flows for the three-month periods ended December 31, 2001 and 2000 have been made. The results of operations for the three-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

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

Note 4: Finance Receivables:

Finance receivables are factored accounts receivable primarily with full recourse.

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 5: Debt:

We have a $20 million line of credit with a bank with interest at the prime rate. The line is collateralized by portfolios of consumer receivables acquired for liquidation. This line expires on November 30, 2002. As of December 31, 2001, the outstanding balance under this line of credit was approximately $6.5 million.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries has been repaid. In December 2001, we purchased one-half of this right for $1.5 million. As of December 31, 2001, the outstanding balance of the note was approximately $20.1 million.

Note 6: Income recognition:

We recognize income on distressed and performing consumer loan portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of loans, management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. If future cash flows cannot be estimated, the cost recovery method is used. Under the cost recovery method, no income is recognized until we have fully collected the cost of the portfolio.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

Asta Funding, Inc. and its wholly owned subsidiaries is a diversified consumer finance company that is engaged in the business of purchasing, managing and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard and Visa and other credit card accounts which were charged-off by the issuing banks for non-payment.

Receivables are purchased by us at a discount from their charged-off amount, typically the aggregate unpaid balance at the time of charge-off. We purchase receivables directly from credit grantors through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. In order for us to consider a potential seller of receivables, a variety of factors are considered. Sellers must demonstrate that they have adequate internal controls to detect fraud and have the ability to provide post sale support and to honor buy-back warranty requests. We pursue new acquisitions on an ongoing basis by means of industry newsletters, brokers who specialize in these assets and other professionals with whom we have relationships.

We also factor commercial invoices and specialize in providing working capital to growing companies with unique financing needs. We provide asset-based lending, primarily secured by accounts receivable for small growing companies. Typical customers are manufacturers, wholesale distributors and service companies. We are committed to working closely with growth companies to meet their specialized financing needs and anticipate growth in this business by providing prompt and reliable service to our customers.

Prior to May 1, 1999, our business was focused on purchasing, servicing and selling retail installment contracts originated by dealers in the sale primarily of used automobiles to sub-prime borrowers.

We generate revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on consumer receivables acquired for liquidation, financed receivables and automobile contracts.

                               Asta Funding, Inc.
     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-QSB or other reports filed by us with the Securities and Exchange Commission. These factors include the following: we are dependent on external sources of financing to fund our operations; our substantial debt may adversely affect our ability to obtain additional funds and increase our vulnerability to economic and business downturns; because we are a holding company, our ability to repay our debt will depend upon the level of our cash reserves, the distribution of funds from our subsidiaries and our ability to obtain sufficient additional funds; we may not be able to purchase receivables at favorable prices and are subject to competition for such receivables; we may not be able to recover sufficient amounts on its receivables to fund our operations; government regulations may limit our ability to recover and enforce receivables and other risks.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of operations

The three-month period ended December 31, 2001, compared to the three-month period ended December 31, 2000

Revenues. During the three-month period ended December 31, 2001, interest income increased $4.3 million or 103.2% to $8.4 million from $4.1 million for the three-month period ended December 31, 2000. The increase in interest income was primarily due to an increase in interest income earned on consumer receivables acquired for liquidation which results from the increase in the average outstanding accounts acquired for liquidation as compared to December 31, 2000. We earned servicing fees related to automobile contracts of $1,000 for the three months ended December 31, 2001, as compared to $6,000 for the three-month period ended December 30, 2000. The decrease in servicing fee income was due to a decrease in the dollar amount of contracts being serviced for the three-months ended December 31, 2001, as compared to the same period in the prior year, as a result of the discontinuation of the purchase and sale of automobile contracts being serviced.

Expenses. During the three-month period ended December 31, 2001, general and administrative expenses increased $2.7 million or 245.5% to $3.8 million from $1.1 million for the three-months ended December 31, 2000 and represented 88.7% of total expenses for the three months ended December 31, 2001. The increase in general and administrative expenses was primarily due to servicing costs on consumer receivables that were purchased during the fiscal year ended September 30, 2001 and the three months ended December 31, 2001, and were not being serviced during the same prior year period.

Interest expense increased $690,000 or 3,733.3% to $708,000 from $18,000 for the three-month period ended December 31, 2001, compared to the same period in the prior year and represented 9.5% of total expenses for the three-month period ended December 31, 2001. The increase was due to an increase in the outstanding borrowings by us under the lines of credit and notes payable during the three-month period ended December 31, 2001, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the fiscal year ended September 30, 2001 and an increase in the purchase of receivables during the three month period ended December 31, 2001, as compared to the same prior year period.

During the three-month period ended December 31, 2001, the provision for credit losses decreased $25,000 or 25.0% to $75,000 from $100,000 for the three-months ended December 31, 2000 and represented 1.8% of total expenses. The decrease was primarily due to a decrease in the provision for credit losses on our liquidating auto receivable portfolio during the three months ended December 31, 2001, as compared to the same prior year period.

                               Asta Funding, Inc.
     Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Liquidity and Capital Needs

Our primary sources of cash from operating activities include borrower payments on consumer receivables acquired for liquidation, automobile contracts and payments on finance receivables. Our primary uses of cash include our purchases of consumer receivables acquired for liquidation and finance receivables. As of December 31, 2001, our cash and cash equivalents increased to $7.3 million from $5.7 million at September 30, 2001. The increase in cash and cash equivalents during the three-month period ended December 31, 2001, was primarily due to an accumulation of cash from receivable collections that was not used for receivable acquisitions or repayments of debt or other liabilities.

Net cash provided by operating activities was $4.1 million during the three-months ended December 31, 2001, compared to net cash used in operating activities of $1.0 million during the three-months ended December 31, 2000. The increase in net cash provided by operating activities was primarily due to a decrease in income tax payments and an increase in other liabilities during the three-months ended December 31, 2001, as compared to the same period in the prior year. Net cash provided by investing activities was $0.4 million during the three-months ended December 31, 2001, compared to net cash provided by investing activities of $1.4 million during the three-months ended December 31, 2000. The decrease in net cash provided by investing activities was primarily due to an increase in purchases on consumer receivables acquired for liquidation in excess of the principal collected on the receivables during the three-months ended December 31, 2001, compared to the same period in the prior year. Net cash used in financing activities was $3.0 million during the three-months ended December 31, 2001, compared to net cash used of $0.1 million during the three-months December 31, 2000. The increase in net cash used in financing activities was primarily due to an increase in debt payments as a result of increased borrowings in excess of debt borrowings during the three-months ended December 31, 2001, compared to the same prior year period. The increase in debt payments was due to an increase in principal collections that was used to repay debt on accounts acquired for liquidation during the three-months ended December 31, 2001, as compared to the three months ended December 31, 2000.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the three-months ended December 31, 2001, we acquired consumer portfolios at a cost of $10.2 million of both distressed and non-conforming consumer loans. These acquisitions were financed under our existing line of credit and our cash on hand.

We anticipate the funds available under our current funding agreements and credit facility as well as funds made available by Asta Group, Incorporated, an affiliate of ours, and cash from operations will be sufficient to satisfy the our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2001


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this filing, we were not involved in any material litigation in which we are the defendant. We regularly initiate legal proceedings as a plaintiff concerning our routine collection activities.

Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 5.  Other Information

         None.
 .
Item 6.  Exhibits and Reports on Form 8-K

         None.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2001

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ASTA FUNDING, INC.
                               (Registrant)


Date: February 11, 2002      By:  /s/ Gary Stern
                                 -----------------------
                                 Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: February 11, 2002      By: /s/ Mitchell Herman
                                 -----------------------
                                 Mitchell Herman, Chief Financial Officer
                                 (Principal Financial Officer
                                  and Principal Accounting Officer)