Form 10KSB/A
period 2001-09-30
ASTA FUNDING INC
filed 2002-03-08
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/2A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                    to
                                        ------------------    ------------------

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  Delaware                                      22-3388607
-----------------------------------------------------      --------------------
     (STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER
              OR ORGANIZATION)                              IDENTIFICATION NO.)

    210 Sylvan Avenue, Englewood Cliffs, NJ                       07632
----------------------------------------------             --------------------
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
Yes  X    No
    ---      -----

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

See the Exhibit Index hereto.

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

21.      Subsidiaries of the Company

23.1     Consent of Independent Auditors

-----------------------
         1. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-97212)

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

                                                ASTA FUNDING, INC.



Dated:  March 7, 2002                      By: /s/ Gary Stern
                                              _______________________
                                                       Gary Stern, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature                                     Title                                       Date
             ---------                                     -----                                       ----
/s/ Gary Stern
_________________                    President and Director                              March 7, 2002
Gary Stern

/s/ Mitchell Herman
____________________                 Chief Financial Officer, Secretary, Chief           March 7, 2002
Mitchell Herman                      Accounting Officer and Director

/s/ Arthur Stern
__________________                   Director                                            March 7, 2002
Arthur Stern

/s/ Martin Fife
_________________                    Director                                            March 7, 2002
Martin Fife

/s/ Herman Badillo
___________________                  Director                                            March 7, 2002
Herman Badillo

/s/ General Buster Glosson
__________________________           Director                                            March 7, 2002
General Buster Glosson

/s/ Edward Celano
_________________                    Director                                            March 7, 2002
Edward Celano

/s/ Harvey Leibowitz
____________________                 Director                                            March 7, 2002
Harvey Leibowitz

/s/ Michael Feinsod
___________________                  Director                                            March 7, 2002
Michael Feinsod