Form 10QSB
period 2002-03-31
ASTA FUNDING INC
filed 2002-05-15
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commissions file number: 0-26906

                               ASTA FUNDING, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                     22-3388607
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                  Identification No.)


210 Sylvan Ave., Englewood Cliffs, New Jersey             07632
 (Address of principal executive offices)               (Zip Code)


Issuer's telephone number:  (201) 567-5648

Former name, former address and former fiscal year, if changed since last report: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2002, the registrant had approximately 4,045,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2002


                                      INDEX



Part I.  Financial Information

         Item 1. Financial Statements

                     Consolidated Balance Sheets as of March 31, 2002
                      (unaudited) and September 30, 2001

                     Consolidated Statements of Operations for the three and
                      six-month periods ended March 31, 2002 and 2001
                     (unaudited)

                     Consolidated Statements of Cash Flows for the three and
                      six-month periods ended March 31, 2002 and 2001
                      (unaudited)

                     Notes to consolidated financial statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


            Item 1.  Legal Proceedings

            Item 2. Changes in Securities and Use of Proceeds

            Item 3. Defaults Upon Senior Securities

            Item 4. Submission of Matters to a Vote of Security Holders

            Item 5. Other Information

            Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets
                                                                                            March 31,         September 30,
                                                                                         ---------------     ---------------
                                                                                              2002                2001
                                                                                         ---------------     ---------------
                                                                                           Unaudited
Assets
Cash                                                                                     $     4,933,000     $     5,689,000
Restricted cash, net                                                                              54,000              53,000
Consumer receivables acquired for liquidation                                                 37,777,000          43,784,000
Auto loans receivable, net                                                                       302,000             786,000
Finance receivables                                                                            2,724,000           3,086,000
Furniture and equipment, net                                                                     246,000             150,000
Repossessed automobiles, net                                                                      84,000             171,000
Deferred income taxes                                                                            466,000             350,000
Prepaid income taxes                                                                                --               596,000
Other assets                                                                                   1,027,000             162,000
                                                                                         ---------------     ---------------
          Total assets                                                                   $    47,613,000     $    54,827,000
                                                                                         ===============     ===============

Liabilities and Stockholders' Equity
Liabilities
Debt                                                                                     $    16,566,000     $    29,666,000
Other liabilities                                                                              2,983,000           2,470,000
Income taxes payable                                                                             220,000                --
Due to affiliate                                                                                    --                10,000
                                                                                         ---------------     ---------------
          Total liabilities                                                                   19,769,000          32,146,000
                                                                                         ---------------     ---------------

Stockholders' Equity
Preferred stock, $.01 par value; authorized 5,000,000;
issued and outstanding - none
Note change in the nuimber of authorized shares
Common stock, $.01 par value; authorized 30,000,000 shares;
issued and outstanding 4,045,000 at March 31, 2002 and
3,996,000 at September 30, 2001                                                                   40,000              40,000
Additional paid-in capital                                                                     9,986,000           9,751,000
Retained earnings                                                                             17,818,000          12,890,000
                                                                                         ---------------     ---------------
          Total stockholders' equity                                                          27,844,000          22,681,000
                                                                                         ---------------     ---------------
Total liabilities and stockholders' equity                                               $    47,613,000     $    54,827,000
                                                                                         ===============     ===============

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                               Three Months Ended  Three Months Ended   Six Months Ended    Six Months Ended
                                                    March 31,           March 31,           March 31,           March 31,
                                                 ---------------     ---------------     ---------------     ---------------
                                                      2002                2001                2002                2001
                                                 ---------------     ---------------     ---------------     ---------------

Revenues:
Interest                                         $    10,287,000     $     6,112,000     $    18,688,000     $    10,240,000
Other                                                     95,000               4,000              96,000              10,000
                                                 ---------------     ---------------     ---------------     ---------------

                                                      10,382,000           6,116,000          18,784,000          10,250,000
                                                 ---------------     ---------------     ---------------     ---------------

Expenses:
General and administrative                             1,887,000           1,199,000           3,330,000           2,281,000
Third-party servicing                                  2,371,000             679,000           4,722,000             679,000
Provision for losses                                     325,000             300,000             400,000             400,000
Interest                                               1,387,000             247,000           2,095,000             265,000
                                                 ---------------     ---------------     ---------------     ---------------
                                                       5,970,000           2,425,000          10,547,000           3,625,000
                                                 ---------------     ---------------     ---------------     ---------------

Income before income taxes                             4,412,000           3,691,000           8,237,000           6,625,000

Income tax expense                                     1,778,000           1,480,000           3,307,000           2,660,000
                                                 ---------------     ---------------     ---------------     ---------------

Net income                                       $     2,634,000     $     2,211,000     $     4,930,000     $     3,965,000
                                                 ===============     ===============     ===============     ===============

Net income per share - Basic                     $          0.65     $          0.56     $          1.23     $          1.00
                                                 ---------------     ---------------     ---------------     ---------------
                     - Diluted                   $          0.59     $          0.54     $          1.12     $          0.97
                                                 ---------------     ---------------     ---------------     ---------------

Weighted average number of shares
      outstanding - Basic                              4,036,000           3,968,000           4,021,000           3,968,000
                                                 ---------------     ---------------     ---------------     ---------------
                  - Diluted                            4,427,000           4,081,000           4,392,000           4,080,000
                                                 ---------------     ---------------     ---------------     ---------------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited                                                                               Six Months Ended    Six Months Ended
                                                                                            March 31,           March 31,
                                                                                         ---------------     ---------------
                                                                                              2002                 2001
                                                                                         ---------------     ---------------
Cash flows from operating activities:
  Net income                                                                             $     4,930,000           3,965,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                                                  60,000              60,000
    Provision for losses                                                                         400,000             400,000
    Deferred income taxes                                                                       (116,000)            408,000
    Changes in:
       Restricted cash                                                                            (1,000)               --
       Repossessed automobiles held for sale                                                      87,000              30,000
       Prepaid income taxes                                                                      596,000                --
       Other assets                                                                             (865,000)           (481,000)
       Income taxes payable                                                                      220,000          (4,277,000)
       Other liabilities                                                                         513,000             (56,000)
                                                                                         ---------------     ---------------
           Net cash provided by operating activities                                           5,824,000              49,000

Cash flows from investing activities:
    Auto loan principal payments                                                                 489,000           1,320,000
    Purchase of consumer receivables acquired for liquidation                                (17,032,000)        (25,384,000)
    Principal collected on receivables acquired for liquidation                               23,039,000          11,364,000
    Finance receivables                                                                          (38,000)         (2,541,000)
    Capital expenditures                                                                        (156,000)            (25,000)
                                                                                         ---------------     ---------------
            Net cash provided by (used in) investing activities                                6,302,000         (15,266,000)

Cash flows from financing activities:
    Advances from affiliate                                                                      (10,000)            474,000
    Proceeds from exercise of options                                                            228,000                --
    Advances under lines of credit, net                                                        2,682,000             740,000
    Repayments of notes payable, net                                                         (15,782,000)          5,862,000
                                                                                         ---------------     ---------------
            Net cash (used in) provided by financing activities                              (12,882,000)          7,076,000
                                                                                         ---------------     ---------------

Decrease in cash                                                                                (756,000)         (8,141,000)

Cash at the beginning of period                                                                5,689,000          10,488,000
                                                                                         ---------------     ---------------
Cash at end of period                                                                    $     4,933,000     $     2,347,000
                                                                                         ---------------     ---------------


Supplemental disclosure of cash flow information:
   Cash paid during the period
         Interest                                                                        $       576,000     $       163,000
         Income taxes                                                                    $     2,607,000     $     4,750,000

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc., together with its wholly owned subsidiaries, is a diversified consumer finance company that is engaged in the business of purchasing, managing and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R) and other credit card accounts which were charged-off by the issuing banks for non-payment. We also, to a lesser extent, factor commercial invoices and specialize in providing working capital to growing companies with unique financing needs. Typical customers are manufacturers, wholesale distributors and service companies. We are committed to working closely with growth companies to meet their specialized financing needs and anticipate growth in this business by providing prompt and reliable service to our customers.

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three and six-month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three and six-month periods ended March 31, 2002 and 2001, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at March 31, 2002 and September 30, 2001, the results of operations for the three and six-month periods ended March 31, 2002 and 2001 and the cash flows for the three and six-month periods ended March 31, 2002 and 2001 have been made. The results of operations for the three and six-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Note 5: Stockholders' Equity:

On May 1, 2002, our stockholders approved an increase in the number of shares of common stock authorized from 10,000,000 to 30,000,000 and authorized 5,000,000 shares of preferred stock in one or more series with rights, preferences, privileges and restrictions thereof to be determined by our board of directors at the time of issuance.

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 6: Debt:

We have a $20 million line of credit with a bank with interest at the prime rate. The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants that must be maintained in order for us to borrow funds. This line expires on November 30, 2002. As of March 31, 2002, the outstanding balance under this line of credit was approximately $4.9 million and we were in compliance with all of the covenants under this line of credit.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The note contains customary financial covenants and other covenants. As of March 31, 2002, the outstanding balance of the note was approximately $11.2 million and we were in compliance with all of the covenants under this note.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at fifteen percent. As of March 31, 2002, the outstanding balance of the note was approximately $500,000.

Note 7: Income recognition:

We recognize income on non-performing and performing consumer receivable portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of receivables, management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. If management can reasonably estimate the expected amount to be collected on a portfolio and can reasonably determine the timing of such payments based on historic experience and other factors, we use the interest method. If management cannot reasonably estimate the future cash flows, we use the cost recovery method.

Under the interest method, we recognize income on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's purchase. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until we have fully collected the cost of the portfolio.

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

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview

Asta Funding, Inc., together with its wholly owned subsidiaries, is a diversified consumer finance company that is engaged in the business of acquiring, managing, servicing and recovering on non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R) and other credit card accounts which were charged-off by the issuing banks for non-payment.

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

                               Asta Funding, Inc.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

We also, to a lesser extent, factor commercial invoices and specialize in providing working capital to growing companies with unique financing needs. Typical customers are manufacturers, wholesale distributors and service companies. We are committed to working closely with growth companies to meet their specialized financing needs and anticipate growth in this business by providing prompt and reliable service to our customers.

We generate revenues, earnings and cash flow primarily through the purchase and collection of principal, interest and other payments on consumer receivables acquired for liquidation, financed receivables and automobile contracts.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-QSB or other reports filed by us with the Securities and Exchange Commission. These factors include the following: we are dependent on external sources of financing to fund our operations; our substantial debt may adversely affect our ability to obtain additional funds and increase our vulnerability to economic and business downturns; because we are a holding company, our ability to repay our debt will depend upon the level of our cash reserves, the distribution of funds from our subsidiaries and our ability to obtain sufficient additional funds; we may not be able to purchase receivables at favorable prices and are subject to competition for such receivables; we may not be able to recover sufficient amounts on its receivables to fund our operations; the Stern family controls Asta; government regulations may limit our ability to recover and enforce receivables and other risks.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of operations

The three-month period ended March 31, 2002, compared to the three-month period ended March 31, 2001

Revenues. During the three-month period ended March 31, 2002, interest income increased $4.2 million or 68.9% to $10.3 million from $6.1 million for the three-month period ended March 31, 2001. The increase in interest income was primarily due to an increase in interest income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the period as compared to March 31, 2001. We earned other income of $95,000 for the three months ended March 31, 2002, as compared to $4,000 for the three-month period ended March 30, 2001. The increase in other income was due to a fee earned by us on the sale of certain receivables during the three months ended March 31, 2002, which was offset by a decrease in servicing fee income which was due to a decrease in the dollar amount of contracts being serviced as a result of the discontinuation of the purchase and sale of automobile contracts being serviced for the three-months ended March 31, 2002, as compared to the same period in the prior year.

General and Administrative Expenses. During the three-month period ended March 31, 2002, general and administrative expenses increased $700,000 or 58.3% to $1.9 million from $1.2 million for the three-months ended March 31, 2001, and represented 31.6% of total expenses for the three months ended March 31, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and other costs associated with an increase in consumer receivables that were purchased during the fiscal year ended September 30, 2001 and the six months ended March 31, 2002 that were serviced internally by us during such period, and were not being serviced by us during the same prior year period.

Third-Party Servicing Expenses. During the three-month period ended March 31, 2002, third-party servicing expenses increased $1.7 million or 242.9% to $2.4 million from $700,000 for the three months ended March 31, 2001, and represented 39.7% of total expenses for the three months ended March 31, 2002. The increase in third-party servicing expenses was primarily due to servicing costs on consumer receivables that were purchased during the fiscal year ended September 30, 2001 and were not being serviced during the same prior year period.

Interest Expense. During the three-month period ended March 31, 2002, interest expense increased $1.1 million or 445.5% to $1.4 million from $247,000, compared to the same period in the prior year and represented 23.2% of total expenses for the three-month period ended March 31, 2002. The increase was due to an increase in the outstanding borrowings by us under our lines of credit and notes payable during the three-month period ended March 31, 2002, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the fiscal year ended September 30, 2001.

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Provision for Credit Losses. During the three-month period ended March 31, 2002, the provision for credit losses increased $25,000 or 8.3% to $325,000 from $300,000 for the three-months ended March 31, 2001 and represented 5.5% of total expenses. The increase was primarily due to an increase in the provision for credit losses on our financed receivables which was offset by a decrease in the provision credit losses on our automobile contracts during the three months ended March 31, 2002, as compared to the same prior year period.

The six-month period ended March 31, 2002, compared to the six-month period ended March 31, 2001

Revenues. During the six-month period ended March 31, 2002, interest income increased $8.4 million or 82.4% to $18.7 million from $10.2 million for the six-month period ended March 31, 2001. The increase in interest income was primarily due to an increase in interest income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation as compared to March 31, 2001.The increase in other income was due to a fee earned by us on the sale of certain receivables during the six-months ended March 31, 2002, which was offset by a decrease in servicing fee income which was due to a decrease in the dollar amount of contracts being serviced as a result of the discontinuation of the purchase and sale of automobile contracts being serviced for the six-months ended March 31, 2002, as compared to the same period in the prior year.

General and Administrative Expenses. During the six-month period ended March 31, 2002, general and administrative expenses increased $1.0 million or 43.5% to $3.3 million from $2.3 million for the six-months ended March 31, 2001 and represented 31.6% of total expenses for the six-months ended March 31, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and other costs associated with an increase in consumer receivables that were purchased during the fiscal year ended September 31, 2001 and six months ended March 31, 2002 that were serviced internally by us, and were not being serviced by us during the same prior year period.

Third-Party Servicing Expenses. During the six-month period ended March 31, 2002, third-party servicing expenses increased $4.0 million or 589.1% to $4.7 million from $679,000 for the six months ended March 31, 2001, and represented 44.7% of total expenses for the six months ended March 31, 2002. The increase in third-party servicing expenses was primarily due to servicing costs on consumer receivables that were purchased during the fiscal year ended September 30, 2001 and were not being serviced during the same prior year period.

Interest Expense. During the six-month period ended March 31, 2002, interest expense increased $1.8 million or 679.2% to $2.1 million from $265,000 for the six-month period ended March 31, 2002, compared to the same period in the prior year and represented 19.9% of total expenses for the six-month period ended March 31, 2002. The increase was due to an increase in the outstanding borrowings by us under our lines of credit and notes payable during the six-month period ended March 31, 2002, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the fiscal year ended September 30, 2001.

Provision for Credit Losses. During the six-month period ended March 31, 2002, the provision for credit losses remained the same as compared to the same period in the prior year and represented 3.8% of total expenses.

Liquidity and Capital Resources

Our primary sources of cash from operating activities include payments on consumer receivables acquired for liquidation, automobile contracts and payments on finance receivables. Our primary uses of cash include our purchases of consumer receivables acquired for liquidation and finance receivables. As of March 31, 2002, our cash and cash equivalents decreased to $4.9 million from $5.7 million at September 30, 2001. The decrease in cash and cash equivalents during the six-month period ended March 31, 2002, was primarily due to an increase in the repayment of debt during the period.

Net cash provided by operating activities was $5.8 million during the six-months ended March 31, 2002, compared to net cash provided by operating activities of $49,000 during the six-months ended March 31, 2001. The increase in net cash provided by operating activities was primarily due to an increase in net income and other liabilities and a decrease in income tax payments during the six-months ended March 31, 2002, as compared to the same period in the prior year. Net cash provided by investing activities was $6.3 million during the six-months ended March 31, 2002, compared to net cash used in investing activities of $15.3 million during the six-months ended March 31, 2001. The increase in net cash provided by investing activities was primarily due to an increase in collections and a decrease in the purchase price of consumer receivables acquired for liquidation during the six-months ended March 31, 2002, compared to the same period in the prior year. Net cash used in financing activities was $12.9 million during the six-months ended March 31, 2002, compared to net cash provided of $7.1 million during the six-months March 31, 2001. The increase in net cash used in financing activities was primarily due to an overall increase in debt payments during the six-months ended March 31, 2002, compared to the same prior year period. The increase in debt payments was due to an increase

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

in principal collections that was used to repay debt on accounts acquired for liquidation during the six-months ended March 31, 2002, as compared to the six-months ended March 31, 2001.

We rely significantly upon banks and other financial institutions to provide the funds to purchase portfolios of loans. While we maintain a $20 million line of credit with a bank, for significant portfolio purchases we arrange financing on a transactional basis.
While we have historically been able to finance these significant purchases outside of our line of credit, other than our $20 million line of credit, we do not have committed loan facilities for future purchases of portfolios. As of March 31, 2002, our outstanding debt was $16.6 million.

We have a $20 million line of credit with a bank with interest at the prime rate. The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants that must be maintained in order for us to borrow funds. This line expires on November 30, 2002. As of March 31, 2002, the outstanding balance under this line of credit was approximately $4.9 million and we were in compliance with all of the covenants under this line of credit. The outstanding balance is payable from the cash flows of specific portfolios.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The note contains customary financial covenants and other covenants. As of March 31, 2002, the outstanding balance of the note was approximately $11.2 million and we were in compliance with all of the covenants under this note. The outstanding balance is payable from the cash flows of specific portfolios.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at fifteen percent. As of March 31, 2002, the outstanding balance of the note was approximately $500,000. The outstanding balance is payable from the cash flows of specific portfolios.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the six-months ended March 31, 2002, we acquired consumer portfolios at a cost of approximately $17.0 million. These acquisitions were financed under our existing line of credit and our cash on hand.

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

Critical Accounting Policies

We account for our investments in performing and nonperforming consumer receivable portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Generally, each purchase is considered a separate portfolio of receivables and is considered as an economic investment. Based upon the expected performance characteristics of the receivable in the portfolio, we determine whether the portfolio should be accounted for using the interest method or the cost recovery method. If we can reasonably estimate the expected amount to be collected on a portfolio and we can reasonably determine the timing of such payments based on historic experience and other factors, we use the interest method. If we cannot reasonably estimate the future cash flows, we use the cost recovery method.

For each portfolio, under the interest method, we recognize income on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's purchase. The estimated future cash flows are reevaluated quarterly.

Under the cost recovery method, we do not recognize any revenue until the purchase price of the portfolio has been recovered.

We periodically review our portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the loan portfolio is greater than the estimated future collections. We have not recorded any impairment charges during the two years ended September 30, 2001 and the six-months ended March 31, 2002.

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Supplementary Information on Accounts Acquired for Liquidation

  Schedule of Accounts Acquired for Liquidation by Income Recognition Category
                              As of March 31, 2002


                                                 Cost Recovery   Interest Method
                                                   Portfolios        Portfolios
                                                   ----------        ----------

Original Purchase Price                           $ 45,000,000      $ 95,000,000

Aggregate Managed Portfolios - 3/31/02            $999,000,000      $670,000,000

Receivable Carrying Value - 3/31/02               $  3,000,000      $ 35,000,000

Interest Income Earned                            $  2,700,000      $ 15,100,000
(for the six months ended 3/31/02)

Total cash flows                                  $  4,100,000      $ 36,900,000
(for the six months ended 3/31/02)

The original purchase price reflects what we paid for the receivables from 1998 through March 31, 2002. The aggregate managed portfolio balance is the aggregate amount owed by the borrowers at March 31, 2002. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the six-months ended March 31, 2002, we earned interest income of $2.7 million under the cost recovery method because we collected $2.7 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $15.1 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods. During the six-months ended March 31, 2002, we had no significant adjustments to our projected cash flows on the portfolios in which we use the interest method.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on January 1, 2002. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2002


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As of the date of this filing, we were not involved in any material litigation in which we are a defendant. We regularly initiate legal proceedings as a plaintiff concerning our routine collection activities.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         On May 1, 2002, David S. Slackman was appointed to our Board of Directors. Mr. Slackman has served as the President of Commerce Bank - Manhattan Market since 2001. Prior to joining Commerce Bank, he served as an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank of New York from 1986 to 1994.

         On May 8, 2002, Martin D. Fife resigned from our Board of Directors for personal reasons.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         3.1 (a) Amendment to Certificate of Incorporation

         10.10 Asta Funding, Inc. 2002 Stock Option Plan

         10.11 Servicing Agreement dated August 30, 2001, between Computer Finance, LLC, Greenwich Capital Financial Products, Inc., Gulf State Credit, L.L.C. and OSI Portfolio Services, Inc.

         (b) Reports on Form 8-K

         We did not file any Reports of Form 8-K during the three-months ended March 31, 2002.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2002


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASTA FUNDING, INC.
                                        (Registrant)


Date: May 14, 2002        By: /s/ Gary Stern
                              -----------------------
                              Gary Stern, President, Chief Executive Officer (Principal Executive Officer)


Date: May 14, 2002        By: /s/ Mitchell Herman
                              -----------------------
                              Mitchell Herman, Chief Financial Officer
                              (Principal Financial Officer and
                                Principal Accounting Officer)