Form 10QSB
period 2002-06-30
ASTA FUNDING INC
filed 2002-08-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2002, the registrant had approximately 4,047,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2002

                                      INDEX

Part I.  Financial Information

               Item 1. Financial Statements

               Consolidated Balance Sheets as of June 30, 2002 (unaudited) and September 30, 2001

               Consolidated Statements of Operations for the three and nine-month periods ended June 30, 2002 and 2001 (unaudited)

               Consolidated Statements of Cash Flows for the three and nine-month periods ended June 30, 2002 and 2001 (unaudited)

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

               Item 3. Defaults Upon Senior Securities

               Item 4. Submission of Matters to a Vote of Security Holders

               Item 5. Other Information

               Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                                              June 30,           September 30,
                                                                                              --------           -------------

                                                                                               2002                   2001
                                                                                               ----                   ----

                                                                                             Unaudited
Assets
Cash                                                                                           $3,763,000          $5,689,000
Restricted cash, net                                                                               54,000              53,000
Consumer receivables acquired for liquidation                                                  43,005,000          43,784,000
Auto loans receivable, net                                                                        156,000             786,000
Finance receivables                                                                             2,526,000           3,086,000
Furniture and equipment, net                                                                      292,000             150,000
Repossessed automobiles, net                                                                       54,000             171,000
Deferred income taxes                                                                             603,000             350,000
Prepaid income taxes                                                                                --                596,000
Other assets                                                                                      745,000             162,000
                                                                                              -----------         -----------

           Total assets                                                                       $51,198,000         $54,827,000
           ============                                                                       ===========         ===========

Liabilities and Stockholders' Equity
Liabilities
Debt                                                                                          $15,345,000         $29,666,000
Other liabilities                                                                               3,981,000           2,470,000
Income taxes payable                                                                            1,301,000               --
Due to affiliate                                                                                    --                 10,000
                                                                                                    --                 ------

           Total liabilities                                                                   20,627,000          32,146,000
           -----------------                                                                  -----------         -----------

Stockholders' Equity
Preferred stock, $.01 par value; authorized 5,000,000;
issued and outstanding - none
Common stock, $.01 par value; authorized 30,000,000 shares;
issued and outstanding - 4,047,000 at June 30, 2002 and
3,996,000 at September 30, 2001                                                                    40,000              40,000
Additional paid-in capital                                                                      9,996,000           9,751,000
Retained earnings                                                                              20,535,000          12,890,000
                                                                                              -----------         -----------

           Total stockholders' equity                                                          30,571,000          22,681,000
           --------------------------                                                         -----------         -----------

Total liabilities and stockholders' equity                                                    $51,198,000         $54,827,000
                                                                                              ===========         ===========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                Three Months Ended  Three Months Ended    Nine Months Ended   Nine Months Ended
                                                     June 30,            June 30,             June 30,            June 30,
                                                     --------            --------             --------            --------

                                                      2002                2001                 2002                2001
                                                      ----                ----                 ----                ----
Revenues:
Interest                                              $8,800,000          $6,717,000          $27,488,000         $16,957,000
Other                                                         --               3,000               96,000              13,000
                                                      ----------          ----------           ----------          ----------

                                                       8,800,000           6,720,000           27,584,000          16,970,000
                                                      ----------          ----------           ----------          ----------

Expenses:
General and administrative                             1,374,000           1,579,000            4,704,000           3,860,000
Third-party servicing                                  1,539,000             837,000            6,261,000           1,516,000
Provision for losses                                     350,000              50,000              750,000             450,000
Interest                                                 999,000             184,000            3,094,000             449,000
                                                      ----------          ----------           ----------          ----------

                                                       4,262,000           2,650,000           14,809,000           6,275,000
                                                      ----------          ----------           ----------          ----------

Income before income taxes                             4,538,000           4,070,000           12,775,000          10,695,000

Income tax expense                                     1,822,000           1,635,000            5,129,000           4,295,000
                                                      ----------          ----------           ----------          ----------

Net income                                            $2,716,000          $2,435,000           $7,646,000          $6,400,000
                                                      ==========          ==========           ==========          ==========

Net income per share - Basic                               $0.67               $0.61                $1.90               $1.61
                                                      ----------          ----------           ----------          ----------

                      - Diluted                            $0.61               $0.58                $1.72               $1.55
                      ---------                       ----------          ----------           ----------          ----------

Weighted average number of shares
outstanding - Basic                                    4,047,000           3,968,000            4,029,000           3,968,000
                                                      ----------          ----------           ----------          ----------

                      - Diluted                        4,456,000           4,214,000            4,453,000           4,124,000
                      ---------                       ----------          ----------           ----------          ----------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                        Nine Months Ended    Nine Months Ended
                                                                                            June 30,             June 30,

                                                                                             2002                 2001
                                                                                             ----                 ----
Cash flows from operating activities:
Net income                                                                                   $7,646,000           6,400,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                                                     90,000              90,000
Provision for losses                                                                            750,000             450,000
Deferred income taxes                                                                          (253,000)            400,000
Changes in:
Restricted cash                                                                                  (1,000)               --
Repossessed automobiles held for sale                                                           117,000              48,000
Prepaid income taxes                                                                            596,000                --
Other assets                                                                                   (583,000)             181,000
Income taxes payable                                                                          1,301,000          (4,192,000)
Other liabilities                                                                             1,511,000             (97,000)
                                                                                            ------------         -----------

           Net cash provided by operating activities                                         11,174,000           3,280,000

Cash flows from investing activities:
Auto loan principal payments                                                                    636,000           1,876,000
Purchase of consumer receivables acquired for liquidation                                   (31,657,000)        (30,164,000)
Principal collected on receivables acquired for liquidation                                  32,436,000          18,108,000
Finance receivables                                                                            (190,000)         (2,030,000)
Capital expenditures                                                                           (232,000)            (93,000)
                                                                                            ------------         -----------

            Net cash provided by (used in) investing activities                                 993,000         (12,303,000)

Cash flows from financing activities:
Advances from affiliate                                                                         (10,000)          (595,000)
Proceeds from exercise of options                                                               238,000                --
Advances under lines of credit, net                                                           8,108,000           5,580,000
Advaces (Repayments) of notes payable, net                                                  (22,429,000)          1,198,000
                                                                                            ------------         -----------

            Net cash (used in) provided by financing activities                             (14,093,000)          6,183,000
            ---------------------------------------------------                             ------------         -----------

Decrease in cash                                                                             (1,926,000)         (2,840,000)

Cash at the beginning of period                                                               5,689,000          10,488,000
                                                                                            ------------         -----------

Cash at end of period                                                                        $3,763,000          $7,648,000
                                                                                            ------------         -----------

Supplemental disclosure of cash flow information:
Cash paid during the period
         Interest                                                                              $675,000            $440,000
         Income taxes                                                                        $3,477,000          $5,790,000

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

The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and nine-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the three and nine-month periods ended June 30, 2002 and 2001, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at June 30, 2002 and September 30, 2001, the results of operations for the three and nine-month periods ended June 30, 2002 and 2001 and the cash flows for the three and nine-month periods ended June 30, 2002 and 2001 have been made. The results of operations for the three and nine-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 6: Debt:

We have a $20 million line of credit with a bank with interest at the prime rate. The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants that must be maintained in order for us to borrow funds. This line expires on November 30, 2002. As of June 30, 2002, the outstanding balance under this line of credit was approximately $10.3 million and we were in compliance with all of the covenants under this line of credit.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The note contains customary financial covenants and other covenants. As of June 30, 2002, the outstanding balance of the note was approximately $4.8 million and we were in compliance with all of the covenants under this note.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at fifteen percent. As of June 30, 2002, the outstanding balance of the note was approximately $200,000.

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

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Overview

         We are primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

         o charged-off receivables - accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

         o semi-performing receivables - accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

         o performing receivables - accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

We acquire these consumer receivable portfolios at a significant discount to the amount actually owed by the borrowers. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our acquisition costs and servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.


         We purchase receivables from credit grantors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

         o our relationships with industry participants, collection agencies, investors and our financing sources;

         o brokers who specialize in the sale of consumer receivable portfolios; and

         o  other sources.

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

Critical Accounting Policies

         We account for our investments in consumer receivable portfolios, using either:

         o  the interest method; or

         o  the cost recovery method.

Generally, each purchase is considered a separate portfolio of receivables and is considered a financial investment. Based upon the expected performance characteristics of the receivables in the portfolio, we determine whether the portfolio should be accounted for using the interest method or the cost recovery method. If we can reasonably estimate the amount to be collected on a portfolio and can reasonably determine the timing of such payments based on historic experience and other factors, we use the interest method. If we cannot reasonably estimate the future cash flows, we use the cost recovery method.

         The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18 months after acquiring the portfolio, although additional amounts are collected over the remaining period. The estimated future cash flows of the portfolios are reevaluated quarterly.

         Under the cost recovery method of accounting, no income is recognized until the purchase price of a portfolio has been fully recovered by us.

         We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios.

         We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to several recent purchases of consumer receivable portfolios containing a significant amount of performing and semi-performing accounts, we recognize finance income on accounts that were being serviced by third-party servicers at the gross amounts received by the servicers. The servicing costs for these portfolios are reported as an expense on our income statement. In addition, with respect to specific consumer receivable portfolios we acquired, we agreed to a fifty percent profit sharing arrangement with our lender. However, the entire interest in this profit sharing arrangement was sold to us and a third-party in equal amounts in December 2001. The third-party profit allocation is recorded as interest expense over the estimated term of the related note payable.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of operations

The three-month period ended June 30, 2002, compared to the three-month period ended June 30, 2001

Revenues. During the three-month period ended June 30, 2002, interest income increased $2.1 million or 31.0% to $8.8 million from $6.7 million for the three-month period ended June 30, 2001. The increase in interest income was primarily due to an increase in interest income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the period as compared to June 30, 2001. The decrease in other income was due to a decrease in the dollar amount of contracts being serviced as a result of the discontinuation of the purchase and sale of automobile contracts being serviced for the three-months ended June 30, 2002, as compared to the same period in the prior year.

General and Administrative Expenses. During the three-month period ended June 30, 2002, general and administrative expenses decreased $205,000 or 13.0% to $1.4 million from $1.6 million for the three-months ended June 30, 2001, and represented 32.3% of total expenses for the three months ended June 30, 2002. The decrease in general and administrative expenses was primarily due to a decrease in direct collection costs associated with consumer receivables that were serviced internally by us during the three-month period ended June 30, 2002, as compared to the same prior year period..

Third-Party Servicing Expenses. During the three-month period ended June 30, 2002, third-party servicing expenses increased $702,000 or 83.9% to $1.5 million from $837,000 for the three months ended June 30, 2001, and represented 36.1% of total expenses for the three months ended June 30, 2002. The increase in third-party servicing expenses was primarily due to servicing costs on consumer receivables that were purchased during the fiscal year ended September 30, 2001 and were not being serviced during the same prior year period.

Interest Expense. During the three-month period ended June 30, 2002, interest expense increased $815,000 or 442.9% to $999,000 from $184,000, compared to the same period in the prior year and represented 23.4% of total expenses for the three-month period ended June 30, 2002. The increase was due to an increase in the continuing accrual of the present value of the estimated 25% of subsequent collections payable from a portfolio collateralizing a note payable and an increase in the outstanding borrowings by us under our lines of credit and note payable during the three-month period ended June 30, 2002, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the fourth quarter of the fiscal year ended September 30, 2001.

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Provision for Credit Losses. During the three-month period ended June 30, 2002, the provision for credit losses increased $300,000 or 600.0% to $350,000 from $50,000 for the three-months ended June 30, 2001 and represented 8.2% of total expenses. The increase was due to an increase in the provision for credit losses on our financed receivables during the three months ended June 30, 2002, as compared to the same prior year period.

The nine-month period ended June 30, 2002, compared to the nine-month period ended June 30, 2001

Revenues. During the nine-month period ended June 30, 2002, interest income increased $10.5 million or 62.1% to $27.5 million from $17.0 million for the nine-month period ended June 30, 2001. The increase in interest income was primarily due to an increase in interest income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation as compared to June 30, 2001.The increase in other income was due to a fee earned by us on the sale of certain receivables during the nine-months ended June 30, 2002, which was offset by a decrease in servicing fee income which was due to a decrease in the dollar amount of contracts being serviced as a result of the discontinuation of the purchase and sale of automobile contracts being serviced for the nine-months ended June 30, 2002, as compared to the same period in the prior year.

General and Administrative Expenses. During the nine-month period ended June 30, 2002, general and administrative expenses increased $844,000 or 21.9% to $4.7 million from $3.9 million for the nine-months ended June 30, 2001 and represented 31.8% of total expenses for the nine-months ended June 30, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and other servicing costs associated with an increase in consumer receivables that were purchased during the fiscal year ended September 31, 2001 and nine months ended June 30, 2002 that were serviced internally by us, and were not being serviced internally by us during the same prior year period.

Third-Party Servicing Expenses. During the nine-month period ended June 30, 2002, third-party servicing expenses increased $4.8 million or 313.0% to $6.3 million from $1.5 million for the nine months ended June 30, 2001, and represented 42.3% of total expenses for the six months ended June 30, 2002. The increase in third-party servicing expenses was primarily due to servicing costs on consumer receivables that were purchased during the fourth quarter of the fiscal year ended September 30, 2001 and were not being serviced during the same prior year period.

Interest Expense. During the nine-month period ended June 30, 2002, interest expense increased $2.6 million or 589.1% to $3.1 million from $449,000 for the nine-month period ended June 30, 2002, compared to the same period in the prior year and represented 20.9% of total expenses for the nine-month period ended June 30, 2002. The increase was due to an increase in the continuing accrual of the present value of the estimated 25% of subsequent collections payable from a portfolio collateralizing a note payable and an increase in the outstanding borrowings by us under our lines of credit and notes payable during the nine-month period ended June 30, 2002, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the fourth quarter of the fiscal year ended September 30, 2001.

Provision for Credit Losses. During the nine-month period ended June 30, 2002, the provision for credit losses increased $300,000 or 66.7% to $750,000 from $450,000 for the nine-months ended June 30, 2001 and represented 5.0% of total expenses. The increase was primarily due to an increase in the provision for credit losses on our financed receivables during the nine months ended June 30, 2002, as compared to the same prior year period.


Liquidity and Capital Resources

Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $20 million line of credit, for some significant portfolio purchases, we arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $20 million line of credit with a financial institution. As of June 30, 2002, our outstanding debt was $15.3 million. As of June 30, 2002, our cash and cash equivalents decreased to $3.8 million from $5.7 million at September 30, 2001. The decrease in cash and cash equivalents during the nine-month period ended June 30, 2002, was primarily due to an increase in the repayment of debt during the period.

Net cash provided by operating activities was $11.2 million during the nine-months ended June 30, 2002, compared to net cash provided by operating activities of $3.3 million during the nine-months ended June 30, 2001. The increase in net cash provided by operating activities was primarily due to an increase in net income and other liabilities and a decrease in income tax payments during the nine-months ended June 30, 2002, as compared to the same period in the prior year. Net cash provided by investing activities was $993,000 during the nine-months ended June 30, 2002, compared to net cash used in investing activities of $12.3 million during the nine-months ended June 30, 2001. The increase in net cash provided by investing activities was primarily due to an increase in collections of consumer receivables acquired for liquidation during the nine-months ended June 30, 2002, compared to the same period in the prior year. Net cash used in financing activities was $14.1 million during the nine-months ended June 30, 2002, compared to net cash provided of $6.2 million during the nine-months June 30, 2001. The increase in net cash used in financing activities was primarily due to an overall increase in debt payments during the nine-months ended June 30, 2002, compared to the same prior year period. The increase in debt payments was due to an increase in principal collections that was used to repay debt on accounts acquired for liquidation during the nine-months ended June 30, 2002, as compared to the nine-months ended June 30, 2001.

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

We have a $20 million line of credit with a bank with interest at the prime rate. The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants that must be maintained in order for us to borrow funds. This line expires on November 30, 2002. As of June 30, 2002, the outstanding balance under this line of credit was approximately $10.3 million and we were in compliance with all of the covenants under this line of credit. The outstanding balance is payable from the cash flows of specific portfolios.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The note contains customary financial covenants and other covenants. As of June 30, 2002, the outstanding balance of the note was approximately $4.8 million and we were in compliance with all of the covenants under this note. The outstanding balance is payable from the cash flows of specific portfolios.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at fifteen percent. As of June 30, 2002, the outstanding balance of the note was approximately $200,000. The outstanding balance is payable from the cash flows of specific portfolios.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the nine-months ended June 30, 2002, we acquired consumer portfolios at a cost of approximately $31.7 million. These acquisitions were financed under our existing line of credit and our cash on hand.

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

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Supplementary Information on Accounts Acquired for Liquidation

Schedule of Accounts Acquired for Liquidation by Income Recognition Category

                                                                  As of June 30, 2002

                                                            Cost Recovery           Interest Method
                                                              Portfolios              Portfolios
                                                              ----------              ----------
Cummulative Original Purchase Price at 6/30/02                  $45,000,000          $110,000,000

Aggregate Managed Portfolios at 6/30/02                        $996,000,000        $1,649,000,000

Receivable Carrying Value at 6/30/02                             $2,000,000           $41,000,000

Finance Income Earned                                            $4,600,000           $21,700,000
(for the nine months ended 6/30/02)

Total cash flows                                                 $6,600,000           $52,100,000
(for the nine months ended 6/30/02)

The original purchase price reflects what we paid for the receivables from 1998 through June 30, 2002. The aggregate managed portfolio balance is the aggregate amount owed by the borrowers at June 30, 2002. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the nine-months ended June 30, 2002, we earned interest income of $4.6 million under the cost recovery method because we collected $4.6 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $21.7 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods. During the nine-months ended June 30, 2002, we had no significant adjustments to our projected cash flows on the portfolios in which we use the interest method.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. The Company does not expect this statement to have a material impact on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. We implemented SFAS No. 142 on January 1, 2002. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We implemented SFAS No. 144 on January 1, 2002. We do not expect this statement to have a material impact on our consolidated financial position or results of operations.

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2002

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

         We held our annual meeting of shareholders on May 1, 2002. At the meeting, the following persons were elected directors, all of whom were incumbents: Arthur Stern, Gary Stern, Mitchell Herman, Martin Fife, Herman Badillo, General Buster Glosson, Edward Celano and Harvey Liebowitz. Mr. Fife resigned from our Board of Directors for personal reasons on May 8, 2002. Also at the meeting, shareholders voted to ratify the appointment of Richard A. Eisner & Company, LLP as our independent public accountants for fiscal year 2002; to ratify a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of Common from 10,000,000 shares to 30,000,000 shares; to ratify a proposal to amend our Certificate of Incorpoartion to create a new class of "blank check" preferred stock, $.01 par value per share, consisting of 5,000,000 shares and to ratify a proposal to approve our 2002 Stock Option Plan.

                           Shares were voted for the election of directors as
follows:

                                                                      Authority
         Director                        For              Against     Withheld
         --------                        ---              -------     --------

         (1) Gary Stern                  3,605,722        30,125           0

         (2) Mitchell Herman             3,605,722        30,125           0

         (3) Arthur Stern                3,605,722        30,125           0

         (4) Martin Fife                 2,199,804     1,436,043           0

         (5) Herman Badillo              3,614,822        21,825           0

         (6) Edward Celano               3,614,022        21,825           0

         (7) General Buster Glosson      3,613,822        22,025           0

         (8) Harvey Liebowitz            3,615,022        20,825           0

         (9) Michael Feinsod             3,615,022        20,825           0

                           Shares were voted for the ratification of Richard A.
                  Eisner & Company, L.L.P. as independent accountants for fiscal year 2002 as follows:

                           3,633,620                   27               2,200
                           ---------                 -------           -------
                              For                    Against           Abstain

                           Shares were voted for the ratification of the
                  proposal to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares as follows:

                           3,603,902                 31,445              500
                           ---------                 -------           -------
                              For                    Against           Abstain

                           Shares were voted for the ratification of the
                  proposal to amend our Certificate of Incorporation to create a new class of "blank check" preferred stock, $.01 par value per share, consisting of 5,000,000 shares as follows:

                           2,261,245       76,119         1604        1,296,879
                           ---------      ---------      -------      ---------
                              For          Against       Abstain       Unvoted

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2002

Item 4.  Submission of Matters to a Vote of Security Holders (Continued)


                  Shares were voted for the ratification of the proposal to approve our 2002 Stock Option Plan as follows;

                           2,159,322       173,796        5,850       1,296,879
                           ---------      ---------      -------      ---------
                              For          Against       Abstain       Unvoted


Item 5. Other Information

         On May 21, 2002, we entered into an employment agreement with Arthur Stern that will continue until May 21, 2005. The employment agreement provides for a base annual salary of $225,000. Mr. Stern may also be granted an annual bonus at the discretion of the board of directors. If Mr. Stern's employment with us is terminated for "cause," as such term is defined in his employment agreement, we will pay Mr. Stern, the base annual salary and other benefits under the employment agreement through the date of termination of employment. If Arthur Stern's employment with us is terminated for "disability" or "without cause," as such terms are defined in the employment agreement, or upon death, we will pay Arthur Stern or his estate, the base annual salary and other benefits under the employment agreement for the remainder of the three year term.

         The employment agreement contains certain non-competition covenants and confidentiality provisions. During the term of the employment agreement and for a period of twelve months after the date of termination of the employment agreement, or for such period as we will continue to pay Mr. Stern his base salary and insurance benefits, he will not, in any geographic area in which we do business as of the date of termination of his employment agreement, directly or indirectly compete with or be engaged in the same business as us or our subsidiaries.

         A copy of the employment agreement is being filed as Exhibit 10.12 hereto.

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

           10.12 Employment Agreement dated as of May 21, 2002 by and between Asta Funding, Inc. and Arthur Stern.

           (b) Reports on Form 8-K

           We did not file any Reports of Form 8-K during the three-months ended June 30, 2002.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ASTA FUNDING, INC.
                               (Registrant)

Date: August 14, 2002        By: /s/ Gary Stern
                             ------------------

                                  Gary Stern, President, Chief Executive Officer (Principal Executive Officer)




Date: August 14, 2002        By: /s/ Mitchell Herman
                             -----------------------

                                  Mitchell Herman, Chief Financial Officer
                                  (Principal Financial Officer and
                                    Principal Accounting Officer)