Form 10KSB
period 2002-09-30
ASTA FUNDING INC
filed 2002-12-27
CIK 1001258

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

                                         OR
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

  For the transition period from _______________ to _______________ Commission file number: 0-26906

                               ASTA FUNDING, INC.
                 (Name of small business issuer in its charter)

              Delaware                                22-3388607
   --------------------------------     ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                               210 Sylvan Avenue,
                           Englewood Cliffs, NJ 07632
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (201) 567-5648

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                  -------------------------------------------
                                (Title of Class)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|  No |_|

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

   The Registrant's revenues for the fiscal year ended September 30, 2002 were $36,012,000

   As of December 16, 2002, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price for the Common Stock as reported by NASDAQ on such date) held by non-affiliates of the Registrant was approximately $24,082,768 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of December 16, 2002, the Registrant had 4,081,000 shares of Common Stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE:

   The information called for by Part III of this Form 10-KSB is incorporated by reference from the Company's Proxy Statement to be filed with the
Commission on or before January 28, 2003.
===============================================================================

   This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and the future performance are described below under "Risk Factors" and "Critical Accounting Policies" in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements." Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

PART I

Item 1. Description of Business.

General

   Asta Funding, Inc. is primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

   o charged-off receivables--accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

   o semi-performing receivables--accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

   o performing receivables--accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

   We acquire these consumer receivable portfolios at a significant discount to the amount actually owed by the debtors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our acquisition costs and servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

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

   o brokers who specialize in the sale of consumer receivable portfolios; and

   o other sources.

   We are a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. We were incorporated in New Jersey on July 7, 1994 and were reincorporated in Delaware on October 12, 1995 as a result of a merger with a Delaware corporation. Unless the context otherwise requires, the terms "we", "us" or "our" as used herein refer to Asta Funding, Inc. and our subsidiaries.

Strategy

   Our primary objective is to utilize our management's experience and expertise to grow our business by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategy includes:

   Managing the collection and servicing of our consumer receivable portfolios. We seek to maximize collection of our receivables while minimizing the costs associated with such collections. As a result, we have developed strategic relationships with third-party servicers and will continue to outsource a majority of our collections and servicing. This has enabled us, and we believe will continue to enable us, to successfully maintain relatively low fixed overhead costs. In addition, we will continue to utilize our internal staff to oversee the collection and servicing activities of our third-party servicers as well as collect and service selected portfolios if we believe that such servicing by us would achieve our goals. We also acquired a collection center in December 2002, that will employ approximately 40 employees that will expand our internal collection and servicing activities on selected portfolios. We believe this will allow us to better monitor our third-party servicers while giving us greater flexibility in the future for servicing our portfolios.

   Expanding financial flexibility through increased lines of credit. We depend on external sources, including our credit facilities, to finance our acquisition of consumer receivable portfolios. We will seek to obtain increased lines of credit.

   Capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios. We have fostered and intend to continue to foster new relationships with third-parties, including our servicers and financing sources, to assist us in identifying and acquiring additional consumer receivable portfolio and will seek to expand this business practice.

   Expanding our business through the purchase of consumer receivables from new and existing sources. We typically purchase consumer receivable portfolios that consist of Mastercard(R), Visa(R) and other credit card accounts. Additional sources of consumer receivable portfolios that we consider purchasing include retail merchants that issue and finance private label credit cards and other companies that extend credit for consumer related products and services. We will seek to increase receivable purchases from new and existing sources.

Consumer Receivables Business

Market Overview

   The purchasing, servicing and collecting of consumer receivables is a growing market, which is driven by increasing levels of consumer debt. During the mid 1990's and up to the present, credit card and other consumer receivable charge-offs increased as overall consumer debt increased.

   Originators have sought to limit losses on consumer debt accounts by:

   o performing recovery through an internal collections staff;

   o outsourcing recovery activities to third-party collection agencies; and

   o selling their charged-off receivables for cash.

   We believe the market for buying consumer receivable portfolios has expanded due to a steadily increasing volume of delinquent and charged-off consumer debt coupled with a shift by originators or credit grantors toward selling those portfolios.

   Historically, originators relied on an internal collection staff and, after a period of time, transferred any delinquent accounts to outside collection agencies. After attempting to collect these delinquent accounts, originators typically write-off these receivables as uncollectible. Furthermore, many originators have realized that by selling these consumer receivables through bulk sales, they can redirect their personnel and assets to service their performing receivables and recoup a portion of the receivables that have been deemed uncollectible and written-off. From the originators' perspective, selling consumer receivable portfolios prior to or after write-off yields immediate cash proceeds and represents a substantial reduction in the time period and expense typically required for traditional collection and recovery efforts.

   These consumer receivable portfolios are sold at substantial discounts to the balances owed on the receivables, with the purchase price varying depending on the amount that both the purchaser and seller anticipate recovering and the costs associated with recovering these receivables. Some originators pursue an auction type approach to selling receivables portfolios and seek bids from competing industry parties. Other originators sell receivable portfolios in privately negotiated, direct sales or through private brokered sales.

Receivable Purchase Program

   We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables include MasterCard(R), Visa(R) and other credit card accounts issued by banks, and other consumer debt issued by credit grantors and other consumer debt.

   We identify potential portfolio acquisitions on an ongoing basis through:

   o our relationships with industry participants, collection agencies, investors and our financing sources;

   o brokers who specialize in the sale of consumer receivable portfolios; and

   o other sources.

   As a part of our strategy to acquire consumer receivable portfolios, we have from time to time entered into, and may continue to enter into, joint ventures and participation and profit sharing agreements with our sources of financing and our servicers. These arrangements may take the form of a joint bid, shared ownership of an entity specially formed for a specific portfolio purchase or a profit-sharing arrangement with a servicer or financing source who assists in the acquisition of a portfolio and may waive its right to receive a commission and provide us with more favorable non-recourse financing terms or a discounted servicing commission.

   We utilize our relationships with brokers, servicers and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

   o coordinating due diligence, including in some cases on-site visits to the seller's office;

   o stratifying and analyzing the portfolio characteristics;

   o valuing the portfolio;

   o preparing bid proposals;

   o negotiating pricing and terms;

   o closing the purchase; and

   o coordinating the receipt of account documentation for the acquired portfolios.

   The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold on compact disk, a diskette or other form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, senior management monitors the portfolio's performance and uses this information in determining future buying criteria and pricing.

   We purchase receivables at substantial discounts from the balance actually owed by the consumer. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

   o the number of collection agencies previously attempting to collect the receivables in the portfolio;

   o the average balance of the receivables;

   o the age of the receivables;

   o number of days since charge-off;

   o payments made since charge-off; and

   o the locations of the debtors.

   Once a receivable portfolio has been identified for potential purchase, we prepare quantitative analyses based on extracting customer level data from external sources, other than the issuer, to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired by us. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, members of our senior management discuss the findings, decide whether to make the purchase and finalize the price at which we are willing to purchase the portfolio.

   We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our servicers through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

   o adequate internal controls to detect fraud;

   o the ability to provide post sale support; and

   o the capacity to honor buy-back and return warranty requests.

   Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. However, in some transactions, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

   o debts paid prior to the cutoff date;

   o debts in which the consumer filed bankruptcy prior to the cutoff date;
     and

   o debts in which the consumer was deceased prior to cutoff date.

   We generally use third-parties to determine bankrupt and deceased accounts, which allows us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts or delivers replacement receivables to us. Occasionally, we will acquire a well seasoned portfolio at a reduced price from a seller that is unable to meet all of our purchasing criteria. When we acquire such portfolios, the purchase price is discounted beyond the typical discounts we receive on the portfolios we purchase that meet our purchasing criteria.

Receivable Servicing

   Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use:

   o our internal servicing and collection department; or

   o third-party servicers and collection agencies.

   Therefore, if we are successful in acquiring the portfolios, we can promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owners we have significantly more flexibility in establishing payment programs.

   Once a portfolio has been acquired, we or our servicer generally download all receivable information provided by the seller into an account management system and reconcile certain information with the information provided by the seller in the purchase contract. We or our servicers send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify credit bureaus of our new ownership of the receivables.

   Our senior management typically determines the appropriate servicer based on the type of receivables purchased. Once a group of receivables is sent to a third-party servicer our management actively monitors and reviews the servicer's performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments to assist it in evaluating the collection efforts of the third-party servicers. Based on portfolio performance guidelines, our management will move certain receivables from one third-party servicer to another or to our internal servicing department if it anticipates that this will result in an increase in collections.

   We presently outsource the majority of our receivable servicing to third-party servicers including OSI Collection Services, Inc. and its affiliates. We have entered into various agreements with OSI under which we have retained OSI to collect a significant portion of our consumer receivables. In addition, in December 2002, we acquired a collection center that will employ approximately 40 experienced employees that will expand our internal collection and servicing activities on selected portfolios.

   We have four main internal servicing departments:

   o collection/skiptrace;

   o legal;

   o customer service; and

   o accounting.

   Collection/Skiptrace. The collection/skiptrace department is responsible for making contact with the obligors and collecting on our consumer receivable portfolios that are not being serviced by a third-party servicer. This department uses a friendly, customer service approach to collect on receivables. Through the use of our collection software and telephone system, each collector is responsible for:

   o contacting customers;

   o explaining the benefits of making payment on the obligations; and

   o working with the customers to develop acceptable means to satisfy their obligations.

   We and our third-party servicers have the flexibility to structure repayment plans that accommodate the needs of obligors by:

   o offering obligors a discount on the overall obligation; and

   o tailoring repayment plans that provide for the payment of these obligations as a component of the obligor's monthly budget.

   We also use a series of collection letters, late payment reminders, and settlement offers that are sent out at specific intervals or at the request of a member of our collection department. When the collection department cannot contact the customer by either telephone or mail, the account is referred to the skiptrace department.

   The skiptrace department is responsible for locating and contacting customers who could not be contacted by either the collection or legal departments. The skiptrace employees use a variety of public and private third-party databases to locate customers. Once a customer is located and contact is made by a skiptracer, the account is then referred back to the collection or legal department for follow-up. The skiptrace department is also responsible for finding current employers and locating assets of obligors when this information is deemed necessary.

   Legal. If the collection department determines that the customer has the ability to satisfy his obligation but our normal collection activities have not resulted in any resolution of the customer's obligations, the account is referred to the legal department, which consists of non-lawyer administrative staff experienced in collection work. The legal department refers legal case proceedings to outside counsel. The legal department also refers accounts to the skiptrace department to obtain a current phone number, address, the location of assets of the obligor or the identity of the obligor's employer. In addition, the legal department coordinates the activities of the collection attorneys that we utilize throughout the country.

   Customer Service. The customer service department is responsible for:

   o handling incoming calls from debtors and collection agencies that are responsible for collecting on our consumer receivable portfolios;

   o coordinating customer inquiries and assisting the collection agencies in the collection process;

   o handling buy-back and information requests from companies who have purchased receivables from us;

   o working with the buyers during the transition period and post sale process; and

   o handling any issues that may arise once a receivable portfolio has been sold.

   Accounting. The accounting department is responsible for:

   o making daily deposits of customer payments;

   o posting these payments to the customer's account;

   o mailing monthly statements to customers; and

   o in conjunction with the customer service department, providing senior management with weekly and monthly receivable activity and performance reports.

   Accounting employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The accounting department also assists the customer service department in the handling of buy-back requests from companies who have purchased receivables from us. In addition, the accounting department monitors the performance of consumer receivable portfolios that are being serviced by third-party collection agencies.

Portfolio Sales

   We may, from time to time, sell certain receivables to other debt buyers to increase revenue and cash flows. There are many factors that contribute to the decision of which receivables to sell and which to service, including:

   o the age of the receivables;

   o the status of the receivables -- whether paying or non-paying; and

   o the selling price.

Factoring Business

   In March 2000, we formed Asta Commercial, LLC, ("Asta Commercial") a wholly owned subsidiary, to factor commercial invoices. Asta Commercial specialized in providing working capital to small, growing companies with unique financing needs primarily secured by accounts receivable.

   At September 30, 2002, Asta Commercial was factoring commercial receivables for 16 companies and had approximately $2.0 million in gross finance receivables outstanding. At September 30, 2002, Asta Commercial employed three full time employees. On November 25, 2002, Asta Commercial sold a majority of its factored receivables and discontinued factoring new receivables.

Other Activities

   In February 2000, we entered into a stock purchase and financing agreement with Small Business Resources, Inc., ("SBR") which is in the business of marketing a variety of products to small businesses over the internet. We invested a total of $2.5 million in SBR, consisting of a loan of $1.75 million and an equity investment of $750,000, for a one-third ownership interest including warrants to purchase shares of common stock of SBR. The investment was funded from cash provided by operations. As of September 30, 2001, we had written-off our entire $2.5 million investment.

   In April 2002, we entered into a forbearance agreement with SBR in connection with the loans we provided to SBR. Under the terms of the forbearance agreement and a warrant agreement, we are entitled to purchase an additional 5% equity interest in SBR. We have no intention of making any additional investment in SBR.

Marketing

   The Company has established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, the Company subscribes to national publications that list consumer receivable portfolios for sale. The Company also directly contacts banks, finance companies or other credit providers to solicit consumer receivables for sale.

Competition

   Our businesses of purchasing distressed consumer receivables and, to a lesser extent, through November 25, 2002, factoring commercial receivables, are highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

   o other purchasers of consumer receivables, including third-party collection companies; and

   o other financial services companies who purchase consumer receivables or companies that factor commercial receivables.

   Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including access to capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market.

   We compete with our competitors for consumer receivable portfolios based on many factors, including:

   o purchase price;

   o representations, warranties and indemnities requested;

   o speed in making purchase decisions; and

   o reputation of the purchaser.

   Our strategy is designed to capitalize on the market's lack of a dominant industry player. We believe that our management's experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections coupled with our strategic alliances with third-party servicers and our sources of financing give us a competitive advantage. However, we cannot assure that we will be able to compete successfully against current or future competitors or that competition will not increase in the future.

Government Regulation

   Several federal, state and municipal laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act and comparable state statutes regulate debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA and certain state statutes specifically addressing third-party collectors, it is our policy to comply with these laws in all of our collection activities. To the extent that some or all of these laws apply to our collection activities, our failure to comply with such laws could have a materially adverse effect on us.

   The relationship of a consumer and a creditor is extensively regulated by federal and state consumer protection and related laws. Because many of our receivables were originated through credit card transactions or other means, certain of our operations are affected by such laws. These laws include, but are not limited to, the following statutes and regulations promulgated thereunder: the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. State laws may limit the interest rate and the fees that a creditor may impose on consumers. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by the creditors to have complied with applicable laws could create claims and rights to offset by consumers that would reduce or eliminate their obligations. This could have a material adverse effect on our results of operations and financial condition. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

   Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the federal Fair Credit Billing Act, a credit card issuer may be subject to certain claims and defenses arising out of certain transactions in which a credit card is used if the consumer has made a good faith attempt to obtain satisfactory resolution of a problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the consumer's billing address or within 100 miles of that address. Accordingly, as a purchaser of defaulted receivables, we may purchase receivables subject to valid defenses on the part of the consumer. Other laws provide that, in certain instances, consumers cannot be held liable for, or their liability is limited to $50 with respect to, charges to the credit card credit account that were a result of an unauthorized use of the credit card account. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card account, and, accordingly, the amount of such receivables may not be collectible by us.

   Additional laws may be enacted that could impose additional restrictions on the enforcement of and collection of receivables. Any new laws may adversely affect our and our servicers' ability to collect the receivables.

   Although we believe that we and our servicers are currently in substantial compliance with applicable laws, there can be no assurance that we and our servicers will be able to maintain such compliance. The failure to comply with such laws could have a material adverse effect upon our results of operation and financial condition.

   We are not licensed to make loans directly to consumers. Certain of our current licenses and any licenses that we may be required to obtain in the future may be subject to periodic renewal provisions and/or provisions governing changes in control or acquisitions of certain percentages of our stock. Our inability to renew or maintain our licenses may have a material adverse effect upon our results of operation and financial condition.

Automobile Financing Business

   The Company ceased accepting new automobile Contracts for funding on May 1, 1999 and is liquidating all remaining Contracts. The following is a description of the Company's former business.

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

Risk Factors

   You should carefully consider these risk factors in addition to our financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and you might lose all or part of your investment.

We are dependent on external sources of financing to fund and grow our operations.

   We depend on loans from external sources, including Asta Group, one of our affiliates, and our credit facilities, to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to:

   o generate profits;

   o purchase consumer receivable portfolios; and

   o achieve our growth plans.

   In addition, some of our financing sources impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could:

   o cause our indebtedness to become immediately payable;

   o preclude us from further borrowings from these existing sources; and

   o prevent us from securing alternative sources of financing necessary to operate our business.

   Our $20 million credit line expires on December 31, 2002 and we are currently negotiating the terms of a new crediting facility with the bank. However, we may not be able to renew or replace such facility. If we are unable to renew or replace such facility our results of operations and financial condition could be materially adversely affected.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

   Our indebtedness aggregated approximately $2.2 million as of September 30, 2002. At December 16, 2002, we had no indebtedness but are subject to the risks associated with indebtedness, including:

   o we may be required to dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we have less funds available for operations, future acquisitions of consumer receivable portfolios, and other purposes;

   o it may be more difficult and expensive to obtain additional funds through financings, if available at all;

   o we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

   o if we default under any of our existing credit facilities or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

   The occurrence of any of these events could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

We may not be able to recover sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations.

   We acquire and collect on consumer receivable portfolios that contain charged-off, semi-performing and performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

   o made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies;

   o subsequently deemed these obligations as uncollectable; and

   o charged-off these obligations.

   These receivable portfolios are purchased at significant discounts to the amount the consumers owe. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

   Our ability to recover on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform with certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

We are dependent upon third parties to service a majority of our consumer receivable portfolios.

   Although we utilize our in-house collection staff to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third party servicers, particularly OSI Collection Services, Inc. and its affiliates, to collect our consumer receivables. Any failure by our third party servicers, especially OSI and it affiliates, to adequately perform collection services for us or remit such collections to us could have a material adverse effect on our results of operations and financial condition. In addition, our results of operations and financial condition could be materially adversely affected if we are not able to secure replacement servicers and redirect payments from the debtors to our new servicer promptly in the event our agreements with our third-party servicers are terminated, our third-party servicers fail to adequately perform their obligations or if our relationships with such servicers adversely change.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms.

   Our success depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

   o the continuation of the current growth trend in consumer debt;

   o the continued volume of consumer receivable portfolios available for sale; and

   o competitive factors affecting potential purchasers and sellers of consumer receivable portfolios.

    For the past several months we have seen evidence that the market for acquiring consumer receivable portfolios is becoming more competitive thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods.

   The growth in consumer debt may also be affected by:

   o changes in the economy;

   o reductions in consumer spending;

   o changes in the underwriting criteria by originators; and

   o changes in laws and regulations governing consumer lending.

   Any slowing of the consumer debt growth trend could result in a decrease in the availability of consumer receivable portfolios for purchase that could affect the purchase prices of such portfolios. Any increase in the sales prices could adversely affect our results of operations and financial condition.

We use estimates for recognizing revenue on a majority of our consumer receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

   We recognize finance income on a majority of our consumer receivable portfolios using the interest method. We only use this method if we can reasonably estimate the expected amount and timing of cash to be collected on a specific portfolio based on historic experience and other factors. Under the interest method, we recognize finance income on the effective yield method based on the actual cash collected during a period, future estimated cash flows and the portfolio's carrying value prior to the application of the current quarter's cash collections. The estimated future cash flows are reevaluated quarterly. If future cash collections on these portfolios were less than what was estimated, we would recognize less than anticipated finance income or possibly an expense that would reduce our earnings during such periods and could materially adversely affect our results of operations and financial condition.

We may rely on third-parties to locate and identify consumer receivable portfolios available for purchase.

   We may rely on third-parties, including brokers and some of our servicers, to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third-parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected.

The loss of our key personnel may adversely affect our operations.

   Arthur Stern, our Chairman, Gary Stern, our President and Chief Executive Officer, and Mitchell Herman, our Chief Financial Officer, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Arthur Stern, Gary Stern or Mitchell Herman could disrupt our operations and materially adversely affect our results of operations and financial condition. We have employment agreements with Arthur Stern, Gary Stern and Mitchell Herman. The agreements contain noncompetition provisions that survive termination of employment in some circumstances. However, these agreements do not assure the continued services of these officers and we cannot assure that the noncompetition provisions will be enforceable. Competition for qualified executive officers is intense. If we are unable to attract, retain and motivate executive officers or other highly skilled employees, our results of operations and financial condition could be materially adversely affected.

The Stern family effectively controls Asta substantially reducing the influence of our other stockholders.

   Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, beneficially own in the aggregate approximately 56.8% of our outstanding shares of common stock. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

   o the election of a majority of our directors; and

   o the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

   As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the Stern family's influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

We have experienced rapid growth over the past several years which has placed significant demands on our administrative, operational and financial resources.

   We plan to continue our growth which could place additional demands on our resources. Future internal growth will depend on a number of factors, including the effective and timely initiation and development of relationships with sellers of consumer receivable portfolios and strategic partners, our ability to maintain the collection of consumer receivables efficiently and the recruitment, motivation and retention of qualified personnel. Sustaining growth will also require the implementation of enhancements to our operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth, and any failure to do so could have a materially adverse effect on our results of operations and financial condition.

We have pledged a substantial portion of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

   A large portion of our indebtedness is secured by a substantial portion of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facilities impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

   o acceleration of the payment of our outstanding indebtedness;

   o cross defaults to and acceleration of the payment under other financing arrangements;

   o our inability to borrow additional amounts under our existing financing arrangements; and

   o our inability to secure financing on favorable terms or at all from alternative sources.

    Any of these consequences could have a material adverse effect on our results of operations and financial condition.

We are subject to intense competition for the purchase of consumer receivable portfolios.

   We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase. If we are unable to purchase receivable portfolios at favorable prices or at all, our results of operations and financial condition could be materially adversely affected.

Our quarterly operating results may fluctuate and cause our stock price to decline.

   Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

   o the timing and amount of collections on our consumer receivable portfolios;

   o a decline in the estimated value of our consumer receivable portfolio recoveries;

   o our inability to identify and acquire additional consumer receivable portfolios;

   o increases in operating expenses associated with the growth of our operations; and

   o general and economic market conditions.

Government regulations may limit our ability to recover and enforce receivables.

   Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us regardless of any act or omission on our part. These laws include, but are not limited to, the following statutes and regulations promulgated thereunder:

   o the Fair Debt Collection Practices Act;

   o the Truth-In-Lending Act;

   o the Fair Credit Billing Act;

   o the Equal Credit Opportunity Act;

   o the Fair Credit Reporting Act;

   o the Electronics Funds Transfer Act;

   o the Gramm-Leach-Bliley Act; and

   o comparable statutes in states where consumers reside and/or where credit grantors are located.

   We may be precluded from collecting receivables we purchase where the issuing bank or other previous owner or servicer failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable, including state licensing laws, to us could limit our ability to recover on receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements. In addition, our third-party servicers are also subject to these and other regulations and their failure to comply with such regulations could materially adversely affect our results of operations and financial condition.

   Additional laws may be enacted that could impose additional restrictions on the enforcement of and collection of receivables. Any new laws may adversely affect the ability to collect on our receivables which could adversely affect our results of operations and financial condition.

   While our accounts receivable portfolio purchase agreements and our third-party servicing agreements typically contain provisions indemnifying us for losses due to the originator's, any other prior owner's or our servicers' failure to comply with applicable laws and other events, we cannot assure that such indemnities will be adequate to protect us from various losses on the receivables or liabilities to consumers or other parties.

Class action suits and other litigation in our industry could adversely affect our results of operations and financial condition.

   Certain originators and servicers in the consumer credit industry have been subject to class actions and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. If we become a party to such class action suits or other litigation, our results of operations and financial condition could be materially adversely affected.

We may seek to make acquisitions that prove unsuccessful or strain or divert our resources.

   We may seek to grow Asta through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

   o the diversion of our management's attention from our everyday business activities;

   o the assimilation of the operations and personnel of the acquired business;

   o the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

   o the need to expand management, administration, and operational systems.

   If we make such acquisitions we cannot predict whether:

   o we will be able to successfully integrate the operations of any new businesses into our business;

   o we will realize any anticipated benefits of completed acquisitions; or

   o there will be substantial unanticipated costs associated with acquisitions.

   In addition, future acquisitions by us may result in:

   o potentially dilutive issuances of our equity securities;

   o the incurrence of additional debt; and

   o the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

   Although we have no present plans or intentions, we continuously evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

Our investments in other businesses and entry into new business ventures may adversely affect our operations.

   We have and may continue to make investments in companies or commence operations in businesses and industries that are not identical to those with which we have historically been successful. If these investments or arrangements are not successful, our results of operations and financial condition could be materially adversely affected.

Our operations are dependent on our technology and phone systems.

   Our success depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection or monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party servicers who also may be adversely affected in the event of an outage in which the third-party servicer does not have adequate backup arrangements. Any interruption in our operations or our third-party servicer's operations could have an adverse effect on our results of operations and financial condition.

We do not intend to pay dividends to our stockholders.

   We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends.

Our organizational documents and Delaware law may make it harder for us to be acquired without the consent and cooperation of our board of directors and management.

   Several provisions of our organizational documents and Delaware law may deter or prevent a takeover attempt, including a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price of our common stock. Under the terms of our certificate of incorporation, our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.

Future sales of our common stock may depress our stock price.

   Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 4,081,000 shares of common stock issued and outstanding as of December 16, 2002. As of that date, substantially all of those shares were freely tradeable. In addition, options to purchase approximately 663,500 shares of our common stock were outstanding as of December 16, 2002. As of December 16, 2002, 429,665 of those stock options were vested and the remainder will vest over the next three years. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of such shares were sold in the public market, the market value of our common stock could be adversely affected.

Employees

   As of September 30, 2002, we had 50 full-time employees. We are not a party to any collective bargaining agreement.

Item 2. Property.

   Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 9,200 square feet of general office space.

Item 3. Legal Proceedings.

   As of the date of this Form 10-KSB, we were not involved in any material litigation in which we were a defendant. We regularly initiate legal proceedings as a plaintiff in connection with our routine collection activities.

Item 4. Submission of Matters to a Vote of Security-Holders.

   None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   Between November 13, 1995 and August 15, 2000, our common stock, par value $.01 per share, had been quoted on the Small Cap Market. Since August 15, 2000, our common stock has been quoted on the National Market under the symbol "ASFI." On December 3, 2002 there were approximately 36 holders of record of our common stock. High and low sales prices of our common stock since
October 1, 1997 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                                                       High        Low
                                                                       ----        ---
     October 1, 2000 to December 31, 2000 ........................    $ 6.75     $ 4.06
     January 1, 2001 to March 31, 2001 ...........................      6.94       4.00
     April 1, 2001 to June 30, 2001 ..............................     10.49       4.62
     July 1, 2001 to September 30, 2001 ..........................     12.30       7.35
     October 1, 2001 to December 31, 2001 ........................     15.25       9.00
     January 1, 2002 to March 31, 2002 ...........................     19.82      12.94
     April 1, 2002 to June 30, 2002 ..............................     18.32      12.17
     July 1, 2002 to September 30, 2002 ..........................     13.44       9.00


Dividends

   We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

   In July 2002, we issued 28,000 shares of our common stock to a consultant who provided consultant services to us during 2002. The shares of common stock were valued at $9.00 per share. Under the terms of the issuance of the shares to the consultant, the consultant has agreed not to sell any of the shares until July 25, 2005, without our prior consent.

   The above transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the shares of common stock bear a restrictive legend permitting transfer thereof only upon registration or an exemption under the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

   This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in its description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

Overview

   We are primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

   o charged-off receivables--accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

   o semi-performing receivables--accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

   o performing receivables--accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

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

   If the interest method is used in recognizing income on a portfolio, it is done so in accordance with the AICPA's Practice Bullitin 6, "Amortization of Discounts on Certain Acquired Loans." Practice Bulletin 6 requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable. The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18 months after acquiring the portfolio, although additional amounts are collected over the remaining period. The estimated future cash flows of the portfolios are reevaluated quarterly.

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

Results of Operations

   The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

   Revenues. During the year ended September 30, 2002, finance income increased $11.7 million or 48.5% to $35.8 million from $24.1 million for the year ended September 30, 2001. The increase in finance income was primarily due to an increase in collections on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the year ended September 30, 2002 as compared to September 30, 2001. The increase in other income resulted from a fee earned on the sale of certain receivables and the receipt of a break-up fee on an unsuccessful purchase of consumer receivables during the year ended September 30, 2002, which was offset by a decrease in servicing fee income which was due to a decrease in the dollar amount of contracts being serviced as a result of the continuing decline in automobile contracts being serviced for others.

   General and Administrative Expenses. During the year period ended
September 30, 2002, general and administrative expenses increased $1.0 million or 17.5% to $6.7 million from $5.7 million for the year ended September 30, 2001 and represented 35.8% of total expenses for the year ended September 30, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and other costs associated with an increase in consumer receivables that were purchased during the fiscal year ended September 30, 2001 and were being were serviced internally by us during the entire year ended September 30, 2002, as compared to the same prior year period and a $252,000 consulting fee expense during the year ended
September 30, 2002, that was not incurred during the same prior year period. This increase in servicing costs on consumer receivables acquired for liquidation was partially off-set by a decrease in serving costs related to servicing automobile contracts for the year ended September 30, 2002 as compared to the same prior year period.

   Third-Party Servicing Expenses. During the year ended September 30, 2002, third-party servicing expenses increased $4.6 million or 164.3% to $7.4 million from $2.8 million for the year ended September 30, 2002, and represented 39.6% of total expenses for the year ended September 30, 2002. The increase in third-party servicing expenses was primarily due to servicing costs on consumer receivables that were serviced by others during the entire year ended September 30, 2002 and that were not being serviced during the same prior year period.

   Interest Expense. During the year ended September 30, 2002, interest expense increased $2.7 million or 300.0% to $3.6 million from $0.9 million for the year period ended September 30, 2002, and represented 19.3% of total expenses for the year ended September 30, 2002. The increase was partially due to an increase in the outstanding borrowings under our lines of credit and notes payable during the year ended September 30, 2002, as compared to the same period in the prior year. The increase in borrowings was partially due to the increase in acquisitions of consumer receivables acquired for liquidation during the fiscal year ended September 30, 2001. In addition, a substantial portion of the increase was due to a lender profit participation that was accrued on a certain portfolio during the entire year ended September 30, 2002, that was only outstanding for one month in the prior fiscal year and was included in interest expense.

   Provision for Credit Losses. During the year ended September 30, 2002, the provision for credit losses increased $0.5 million or 111.1% to $0.95 million from $0.45 million for the year ended September 30, 2002, and represented 5.3% of total expenses for the year ended September 30, 2002. The increase was due to an increase in the provision for financed receivables during the year ended September 30, 2002, as compared to the same prior year period.

   Net income. During the year ended September 30, 2002, net income increased $1.8 million or 20.9% to $10.4 million from $8.6 million for the year ended September 30, 2001. During the year ended September 30, 2002, net income per share increased $0.32 per share (diluted) or 15.5% to $2.38 per share (diluted) from $2.06 per share (diluted) for the year ended September 30, 2001. The increase in earnings per share was less than the increase in net income as a result of a higher weighted average number of shares outstanding (diluted) compared to the prior period.

Year Ended September 30, 2001 Compared to the Year Ended September 30, 2000

   Revenues. During the year ended September 30, 2001 revenues, which consisted almost entirely of finance income, increased $6.0 million or 33.1% to $24.1 million from $18.1 million for the year ended September 30, 2000. The increase in finance income was primarily due to an increase in collections on consumer receivables acquired for liquidation that were purchased in January 2001, partially offset by a reduction of $873,000 in interest income due to lower balances of automobile loan receivables. During the year ended
September 30, 2001, we paid $65.1 million for our acquisition of portfolios acquired for liquidation, compared to $1.4 million in the year ended
September 30, 2000. Servicing fee income on contracts from automobile loans receivables sold decreased $56,000 or 80.0% during the year ended September 30, 2001 to $14,000 from $70,000 for the year ended September 30, 2000 due to the continuing decline in automobile loans serviced for others. The decrease in servicing fee income was due to the substantial decrease of previously sold automobile loans serviced by us during the year ended September 30, 2001, as compared to the prior year.

   General and Administrative Expenses. During the year ended September 30, 2001, general and administrative expenses increased $1.6 million or 39.0% to $5.7 million from $4.1 million for the year ended September 30, 2000 and represented 57.8% of total expenses. The increase in general and administrative expenses was primarily attributable to an increase in our internal servicing expenses associated with the increase in portfolios acquired during the year ended September 30, 2001 being serviced by our staff as compared to the same prior year period, partially offset by decreased expenses associated with servicing automobile loan receivables.

   Third-Party Servicing Expenses. During the year ended September 30, 2001, third-party servicing expenses increased to $2.8 million and represented 28.2% of total expenses for the year ended September 30, 2001. We did not incur any third-party servicing expenses during the year ended September 30, 2000. The increase in third-party servicing expenses was due to servicing costs on consumer receivables that were purchased during the fiscal year ended September 30, 2001 and were not being serviced during the same prior year period.

   Interest Expense. During the year ended September 30, 2001, interest expense increased by $510,000 or 124.4% to $920,000 from $410,000 for the year ended September 30, 2000 and represented 9.4% of total expenses. The increase resulted from an increase in borrowings by us that were used for portfolio acquisitions during the year ended September 30, 2001, as compared to the year ended September 30, 2000. At September 30, 2001, we had $29.7 million in borrowings outstanding as compared to no borrowings outstanding at September 30, 2000. In addition, the increase was due to a profit participation that was accrued on a portfolio during the year ended
September 30, 2001, that was not being serviced during the same prior year period and is included in interest expense.

   Provision for Credit Losses. During the year ended September 30, 2001, the provision for credit and other losses decreased by $3.5 million or 87.5% to $450,000 from $4.0 million for the year ended September 30, 2000 and represented 4.6% of total expenses. The decrease was primarily due to our reserving $2.3 million against our investment in Small Business Resources, Inc., a company in the business of marketing small business products over the internet, and $1.0 million for potential obligations of consumer receivables that have been previously sold during the year ended September 30, 2000 as compared to our reserving $250,000 for the investment in SBR and not adding any additional reserves on previously sold receivables during the year ended September 30, 2001. We have no intention of making any additional investment in SBR.

   Net income. During the year ended September 30, 2001, net income increased $2.8 million or 48.3% to $8.6 million from $5.8 million for the year ended September 30, 2000. During the year ended September 30, 2001, net income per share increased $0.63 per share (diluted) or 44.1% to $2.06 per share (diluted) from $1.43 per share (diluted) for the year ended September 30, 2000. The income in earnings per share was less than the increase in net income as a result of a higher weighted average number of shares outstanding (diluted) compared to the prior period.

Liquidity and Capital Resources

   At September 30, 2002, we had cash of $2.2 million compared to $5.7 million at September 30, 2001. The decrease in cash during the year ended September 30, 2002 was primarily due to an increase in the repayment of debt during the year ended September 30, 2002. Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we intend to maintain a $20 million line of credit, for some significant portfolio purchases, we arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our intended $20 million line of credit with a financial institution, which was due to expire on November 30, 2002, but we were granted an extension until December 31, 2002. We have received preliminary approval from the financial institution for a renewal of our credit facility and are awaiting final approval and completion of loan documents.

   Net cash provided by operating activities was $14.9 million during the year ended September 30, 2002, compared to $6.1 million during the year ended September 30, 2001. The increase was primarily due to an increase in income taxes payable, other liabilities and net income at September 30, 2002, compared to the same period in the prior year

   Net cash provided by investing activities was $8.9 million during the year ended September 30, 2002, compared to net cash used in investing activities of $39.9 million during the year ended September 30, 2001. The increase in cash from investing activities was primarily due to a decrease in purchases of consumer receivables acquired for liquidation which was offset by an increase in collections during the year ended September 30, 2002, compared to the same period in the prior year.

   Net cash used in financing activities was $27.3 million during the year ended September 30, 2002, compared to net cash provided by financing activities of $29.0 million for the prior year. The increase in net cash used in financing was primarily due to a substantial increase in debt payments during the year ended September 30, 2002, as compared to the prior year. The increase in debt payments was due to an increase in principal collections that was used to repay debt on accounts acquired for liquidation during the year ended September 30, 2002, as compared to the year ended September 30, 2001.

   In February 2000, we entered a stock purchase and financing agreement with SBR. As of September 30, 2002, we invested a total of $2.5 million in SBR, consisting of a loan of $1.75 million and an equity investment of $750,000, for a one-third ownership interest including warrants to purchase shares of common stock of SBR. The investment was funded from cash provided by operations. As of September 30, 2002, we had written-off our entire
$2.5 million investment. We have no intention of making any additional investments in SBR.

   In January 2001, a bank provided us with a $10.0 million line of credit facility with interest at the prime rate (4.25% at September 30, 2002). The borrowers under this facility are two of our subsidiaries and we and certain of our other subsidiaries are guarantors. This facility is collateralized by certain portfolios of consumer receivables acquired for liquidation and our intangible property and the assets of certain of our subsidiaries. The credit facility contains customary financial and other covenants. On November 15, 2001, the bank agreed to increase that line of credit to $20.0 million and extend the term of the facility until November 30, 2002. As of September 30, 2002, $2.2 million was outstanding under this facility and we were in compliance with all of the covenants under the facility. On November 30, 2002, the bank extended the credit facility until December 31,

2002. We have received preliminary approval from the financial institution for a renewal of our credit facility and are awaiting final approval and completion of loan documents.

   In August 2001, an investment bank provided $29.9 million of senior secured financing to one of our subsidiaries for the purchase of a specific receivable portfolio. Interest accrues under that facility at the rate of LIBOR plus 2%. In addition, in connection with the transaction, the investment bank was entitled to receive 50% of collections from the financed portfolio, net of expenses once the senior financing and the junior financing provided by one of our subsidiaries were repaid. On December 31, 2001, we and a third-party each purchased one half of such 50% profit participation for an aggregate purchase price of $3.0 million. This facility is secured by the financed receivables and the advances under this line of credit are payable from the cash flow of specific portfolios. This facility contains customary financial and other covenants. As of September 30, 2002, there was no balance outstanding under this facility.

   In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at 15%. As of September 30, 2002, there was no outstanding balance under this facility.

   Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the year ended September 30, 2002, we acquired consumer portfolios at a cost of approximately $36.6 million. These acquisitions were financed through our existing line of credit and our cash on hand. Although we have no present plans or intentions, we may consider possible acquisitions of, or investments in, complementary businesses. Any such possible acquisitions or investments may be material and may require us to incur a significant amount of debt or issue a significant amount of equity securities. Further, any business that we acquire or invest in will likely have its own capital needs, which may be significant, and which we may be called upon to satisfy. We anticipate that our current cash available, funds made available by one of our affiliates and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months.

Supplementary Information on Consumer Receivables Portfolios

   Schedule of Accounts Acquired for Liquidation by Income Recognition
Category:


                                                    As of September 30, 2002
                                                --------------------------------
                                                Cost Recovery    Interest Method
                                                  Portfolios        Portfolios
                                                --------------   ---------------
Cumulative Original Purchase Price .........    $   46,569,000    $  112,159,000
Cumulative Original Aggregate Managed
  Portfolios................................    $1,964,158,000    $1,808,492,000
Receivable Carrying Value ..................    $    3,282,000    $   32,797,000
Finance Income Earned (for the year ended
  9/30/02)..................................    $    6,209,000    $   28,128,000
Total Cash Flows (for the year ended
  9/30/02)..................................    $    8,962,000    $   69,637,000


   The original purchase price reflects what we paid for the receivables from 1998 through the end of the respective period. The aggregate managed portfolio balance is the aggregate amount owed by the borrowers at the end of the respective period. We purchase consumer receivables at substantial discounts from the principal amount. We recognize interest income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current book value of the receivables.

   We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the book value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

   For the year ended September 30, 2002, we earned finance income of $6.2 million under the portfolios accounted for using the cost recovery method. We only recognize finance income on a cost recovery portfolio after we have received cash equal to our purchase price. In addition, for the year ended September 30 2002, we earned $28.1 million of finance income under the interest method based on actual collections during the period and what we project to collect in future periods. During the years ended September 30, 2002 and 2001, we had no significant adjustments to our projected cash flows on the portfolios in which we use the interest method.

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

   In April 2002, the FASB issued SFAS Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded.

   SFAS No. 145 amends SFAS Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is required to be applied for fiscal years after May 15, 2002. The adoption of this Statement is not expected to have a material effect on our financial statements.

    In June 2002, the FASB issued SFAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on our financial statements.

Seasonality and Trends

   Our management believes that our operations may, to some extent, be affected by high delinquency rates by lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods. In addition, for the past several months, we have seen evidence that the market for acquiring distressed receivables is becoming more competitive thereby possibly diminishing our ability to acquire such distressed receivables at attractive prices in future periods.

Item 7. Financial Statements.

   The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:


Index to Audited Financial Statements:                                      Page
  --------------------------------------                                    ----
Independent Auditors' Report ............................................    F-2
Consolidated Balance Sheets - September 30, 2002 and 2001 ...............    F-3
Consolidated Statements of Operations - Years ended September 30, 2002
  and 2001...............................................................    F-4
Consolidated Statements of Shareholders' Equity - Years ended
  September 30, 2002 and 2001............................................    F-5
Consolidated Statements of Cash Flows - Years ended September 30, 2002
  and 2001...............................................................    F-6
Notes to Consolidated Financial Statements ..............................    F-7


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

   Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2003, is incorporated by reference in response to this Item 9.

Item 10. Executive Compensation.

   Information contained under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2003 is incorporated by reference in response to this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management and related stockholder matters" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2003 is incorporated herein by reference in response to this Item 11.

Item 12. Certain Relationships and Related Transactions.

   Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2003 is incorporated by reference in response to this Item 12.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits


Exhibit
Number
------
   3.1          Certificate of Incorporation. (1)

   3.1(a)       Amendment to Certificate of Incorporation (7)

   3.2          By laws. (2)

  10.1          Stock Option Plan as Amended (1)

  10.2          Employment Agreement dated October 1, 2001, by and between
                Asta Funding, Inc. and Gary Stern. (3)

  10.3          Employment Agreement dated October 1, 2001, by and between
                Asta Funding, Inc. and Mitchell Herman. (3)

  10.6          Common Stock Purchase Warrant dated October 12, 2000, issued by
                Small Business Worldwide to AstaFunding.Com, LLC. (4)

  10.7          Purchase Agreement dated January 18, 2001, between Asta Funding,
                Inc. and Heilig Meyers Furniture. (5)

  10.8          Purchase Agreement of a $191 million loan portfolio dated
                August 31, 2001, between Computer Finance, LLC, a subsidiary of the Company and a major computer manufacturer/retailer. (6)

  10.9 Amended Loan and Security Agreement dated November 15, 2001, between the Company and Israel Discount Bank of NY. (3)

  10.10         Asta Funding, Inc. 2002 Stock Option Plan. (7)

  10.11         Servicing Agreement dated August 30, 2001 between Computer
                Finance, LLC, Greenwich Capital Financial Products, Inc., Gulf
                State Credit, L.L.C. and OSI Portfolio Services, Inc. (7)

  10.12 Employment Agreement dated as of May 21, 2002 by and between Asta Funding, Inc. and Arthur Stern. (8)

  21.           Subsidiaries of the Company

  23.1          Consent of Eisner LLP

  99.1          Certification of the Registrant's Chief Executive Officer,
                Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

  99.2          Certification of the Registrant's Chief Financial Officer,
                Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

---------------
(1) Incorporated by reference to Exhibit 3.1 from Asta Funding's Registration Statement on Form SB-2 (File No. 33-97212).
(2) Incorporated by reference from Asta Funding's Annual Report on Form 10-KSB for the year ended September 30, 1999.
(3) Incorporated by reference from Asta Funding's Annual Report on Form 10-KSB for the year ended September 30, 2001.
(4) Incorporated by reference from Asta Funding's Current Report filed on
    Form 8-K/A on November 2, 2000.
(5) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended December 31, 2000.
(6) Incorporated by reference from Asta Funding's Current Report filed on
    Form 8-K on October 4, 2001.
(7) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.
(8) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended June 30, 2002.


(b) Reports on 8-K

   None.

Item 14. Controls and Procedures.

   Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASTA FUNDING, INC.


Dated: December 23, 2002               By: /s/ Gary Stern
                                       ______________________
                                       Gary Stern
                                       President and Chief Executive Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                            Title                         Date
---------                            -----                         ----
/s/ Gary Stern         President, Chief Executive Officer      December 23, 2002
----------------       and Director
Gary Stern


/s/ Mitchell Herman    Chief Financial Officer, Secretary,     December 23, 2002
-------------------    Executive Vice President,
Mitchell Herman        Chief Accounting Officer and Director


/s/ Arthur Stern       Chairman of the Board and Executive     December 23, 2002
-------------------    Vice President
Arthur Stern


/s/ David Slackman     Director                                December 23, 2002
-------------------
David Slackman


/s/ Herman Badillo     Director                                December 23, 2002
-------------------
Herman Badillo


/s/ Edward Celano      Director                                December 23, 2002
-------------------
Edward Celano


/s/ Harvey Leibowitz   Director                                December 23, 2002
--------------------
Harvey Leibowitz


/s/ Michael Feinsod   Director                                December 23, 2002
-------------------
Michael Feinsod

                                 Certifications

           Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

   I, Gary Stern, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Asta Funding, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

                                      /s/ Gary Stern
                                       -------------------------
                                      Gary Stern
                                      President and Chief Executive Officer

   I, Mitchell Herman, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Asta Funding, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

                                      /s/ Mitchell Herman
                                       ----------------------------
                                      Mitchell Herman
                                      Chief Financial Officer, Secretary and
                                      Chief Accounting Officer

                      ASTA FUNDING, INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS


                          SEPTEMBER 30, 2002 and 2001

ASTA FUNDING, INC. AND SUBSIDIARIES

Contents


                                                                            Page
                                                                            ----
Consolidated Financial Statements
 Independent auditors' report ...........................................    F-2
 Balance sheets as of September 30, 2002 and 2001 .......................    F-3
 Statements of operations for the years ended
   September 30, 2002 and 2001 ..........................................    F-4
 Statements of changes in stockholders' equity for the
   years ended September 30, 2002 and 2001 ..............................    F-5
 Statements of cash flows for the years ended
   September 30, 2002 and 2001 ..........................................    F-6
 Notes to financial statements ..........................................    F-7

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey


   We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Eisner LLP
Florham Park, New Jersey
November 6, 2002
(except as to Note O for which
the date is November 25, 2002)

ASTA FUNDING, INC. AND SUBSIDIARIES


Consolidated Balance Sheets


                                                              September 30,
                                                       -------------------------
                                                          2002          2001
                                                       -----------   -----------
ASSETS
 Cash and cash equivalents ........................    $ 2,213,000   $ 5,689,000
 Restricted cash and cash equivalents  ............         54,000        53,000
 Consumer receivables acquired for liquidation ....     36,079,000    43,784,000
 Auto loans receivable (less allowance for credit
   losses of $78,000 in 2002 and 226,000 in 2001)..         29,000       786,000
 Finance receivables (less allowance for credit
   losses of $58,000 in 2002 and $150,000 in 2001).      1,443,000     3,086,000
 Furniture and equipment (net of accumulated
   depreciation of $579,000  in 2002 and 485,000 in
   2001)...........................................        345,000       150,000
 Repossessed automobiles held for sale (net of
   allowance for losses of  in $25,000 in 2002 and
   2001)...........................................         67,000       171,000
 Deferred income taxes ............................        265,000       350,000
 Prepaid income taxes .............................                      596,000
 Other assets .....................................        740,000       162,000
                                                       -----------   -----------
                                                       $41,235,000   $54,827,000
                                                       ===========   ===========
LIABILITIES
 Debt .............................................    $ 2,172,000   $29,666,000
 Other liabilities ................................      4,009,000     2,470,000
 Income taxes payable .............................      1,493,000
 Due to affiliate .................................                       10,000
                                                       -----------   -----------
   Total liabilities...............................      7,674,000    32,146,000
                                                       -----------   -----------
Commitments
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized
  5,000,000; issued -- none
Common stock, $.01 par value, authorized
  30,000,000 shares, issued and outstanding
  4,075,000 shares in 2002 and 3,996,000 in 2001...         41,000        40,000
Additional paid-in capital ........................     10,247,000     9,751,000
Retained earnings .................................     23,273,000    12,890,000
                                                       -----------   -----------
  Total stockholders' equity.......................     33,561,000    22,681,000
                                                       -----------   -----------
                                                       $41,235,000   $54,827,000
                                                       ===========   ===========




See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES


Consolidated Statements of Operations


                                                               Year Ended
                                                              September 30,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------
Finance income ....................................    $35,793,000   $24,100,000
Other income ......................................        219,000        14,000
                                                       -----------   -----------
                                                        36,012,000    24,114,000
                                                       -----------   -----------
General and administrative expenses ...............      6,698,000     5,653,000
Third-party servicing .............................      7,433,000     2,757,000
Provisions for credit and other losses ............        950,000       450,000
Interest expense  .................................      3,643,000       920,000
                                                       -----------   -----------
                                                        18,724,000     9,780,000
                                                       -----------   -----------
Income before provision for income taxes ..........     17,288,000    14,334,000
Provision for income taxes  .......................      6,905,000     5,743,000
                                                       -----------   -----------
Net income  .......................................    $10,383,000   $ 8,591,000
                                                       ===========   ===========
Basic net income per share ........................    $      2.57   $      2.16
                                                       ===========   ===========
Diluted net income per share ......................    $      2.38   $      2.06
                                                       ===========   ===========




See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity


                                                                                            Additional
                                                                        Common Stock         Paid-in       Retained
                                                                     Shares      Amount      Capital       Earnings        Total
                                                                    ---------   -------    -----------    -----------   ---------
Balance, September 30, 2000.....................................    3,958,000   $40,000    $ 9,619,000    $ 4,299,000   $13,958,000
Exercise of options.............................................       38,000                  132,000                      132,000
Net income......................................................                                            8,591,000     8,591,000
                                                                    ---------   -------    -----------    -----------   -----------
Balance, September 30, 2001.....................................    3,996,000    40,000      9,751,000     12,890,000    22,681,000
Exercise of options.............................................       51,000     1,000        245,000                      246,000
Issuance of common stock for services performed.................       28,000                  251,000                      251,000
Net income......................................................                                           10,383,000    10,383,000
                                                                    ---------   -------    -----------    -----------   -----------
Balance, September 30, 2002.....................................    4,075,000   $41,000    $10,247,000    $23,273,000   $33,561,000
                                                                    =========   =======    ===========    ===========   ===========




See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES


Consolidated Statements of Cash Flows


                                                      Year Ended September 30,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------   -------------
Cash flows from operating activities:
 Net income  ...................................    $ 10,383,000   $   8,591,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation  ..............................          94,000         105,000
    Provisions for losses ......................         950,000         450,000
    Deferred income taxes ......................          85,000       1,270,000
    Issuance of common stock for services
      rendered..................................         251,000
    Changes in:
     Repossessed automobiles held for sale .....         104,000          84,000
     Income taxes receivable ...................         596,000       (596,000)
     Other assets ..............................        (577,000)        107,000
     Income taxes payable ......................       1,493,000     (4,277,000)
     Other liabilities .........................       1,538,000         335,000
                                                    ------------   -------------
       Net cash provided by operating activities      14,917,000       6,069,000
                                                    ------------   -------------
Cash flows from investing activities:
 Auto loan principal payments collected ........         758,000       2,205,000
 Finance receivables principal payments
   collected....................................         693,000
 Purchase of consumer receivables acquired for
   liquidation..................................     (36,557,000)   (65,120,000)
 Principal payments received from sale or
   collection of consumer receivables acquired
   for liquidation..............................      44,262,000      25,703,000
 Capital expenditures ..........................        (289,000)       (99,000)
 Purchase of finance receivables ...............                     (2,549,000)
                                                    ------------   -------------
       Net cash provided by (used in) investing
  activities....................................       8,867,000    (39,860,000)
                                                    ------------   -------------
Cash flows from financing activities:
 Repayments of advances to affiliate ...........         (10,000)      (806,000)
 Proceeds from notes payable ...................      33,443,000      50,678,000
 Repayments of notes payable ...................     (60,939,000)   (21,012,000)
 Proceeds from exercise of options and warrants          246,000         132,000
                                                    ------------   -------------
       Net cash (used in) provided by financing
   activities...................................     (27,260,000)     28,992,000
                                                    ------------   -------------
Net decrease in cash and cash equivalents ......      (3,476,000)    (4,799,000)
Cash and cash equivalents at beginning of year .       5,689,000      10,488,000
                                                    ------------   -------------
Cash and cash equivalents at end of year .......    $  2,213,000   $   5,689,000
                                                    ============   =============
Supplemental disclosure of cash flow
  information:
 Cash paid for:
   Interest.....................................    $  2,010,000   $     715,000
   Income taxes.................................    $  4,771,000   $   4,525,000




See notes to consolidated financial statements

                      ASTA FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2002 and 2001

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

      Asta Funding, Inc. and its wholly-owned subsidiaries (the "Company") is primarily in the business of purchasing and liquidating performing and nonperforming consumer loans and purchasing and collecting factored receivables. Additionally, the Company is liquidating previously purchased automobile loans receivables.

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

[4] Income recognition:

      The Company recognizes income on performing and nonperforming consumer receivable portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of receivables, management estimates the future anticipated cash flows and determines the allocation of payments based upon this estimate. If management can reasonably estimate the expected amount to be collected on a portfolio and can reasonably determine the timing of such payments based on historic experience and other factors, the interest method is used. If management cannot reasonably estimate the future cash flows, the cost recovery method is used.

      Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered.

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

[6] Auto loans receivable:

      Substantially all loans are at fixed rates of interest, collateralized by automobiles, and have remaining maturities of 1 year or less. Each automobile loan provides for full amortization; equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company purchased the loans from dealers at a discount from the amount financed under the contract. Substantially all borrowers are located in the northeastern and mid-atlantic states.

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2002 and 2001

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

[7] Furniture and equipment:

      Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

[8] Credit losses:

      Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review of finance receivables and loans receivable. Such receivables are charged-off when management deems them to be uncollectible.

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2002 and 2001:


                                                                        2002                                    2001
                                                        ------------------------------------    -----------------------------------
                                                                       Weighted                               Weighted
                                                                        Average    Per Share                   Average    Per Share
                                                         Net Income     Shares       Amount     Net Income     Shares       Amount
                                                        -----------    ---------   ---------    ----------    ---------   ---------
Basic ...............................................   $10,383,000    4,039,000     $2.57      $8,591,000    3,971,000     $2.16
                                                                                     =====                                  =====
Effect of dilutive stock options ....................                    316,000                                205,000
                                                        -----------    ---------     -----      ----------    ---------     -----
Diluted .............................................   $10,383,000    4,355,000     $2.38      $8,591,000    4,176,000     $2.06
                                                        ===========    =========     =====      ==========    =========     =====


During the year ended September 30, 2002, options to purchase 84,500 shares were outstanding but not included in the EPS calculation because they were antidilutive. All outstanding options were included in the EPS calculation for the year ended September 30, 2001.

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2002 and 2001

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

[12] Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[13] Stock-based compensation:

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

NOTE B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

During the year ended September 30, 2002, the Company applied the interest method on portfolios with carrying values aggregating $32,797,000 and the cost recovery method on portfolios with carrying values aggregating $3,282,000.

NOTE C - ALLOWANCES FOR CREDIT LOSSES

Changes in the allowances for credit losses relating to the auto loans receivable and finance receivables consisted of the following:


                                                                                       2002                         2001
                                                                             -------------------------    -------------------------
                                                                             Auto Loans      Finance      Auto Loans      Finance
                                                                            Receivable*    Receivables    Receivable*   Receivables
                                                                            -----------    -----------    -----------   -----------
Balance, beginning of year ..............................................    $  226,000    $   150,000     $ 611,000      $ 75,000
Provisions ..............................................................                      950,000       100,000        75,000
Charge-offs .............................................................     (161,000)     (1,042,000)     (519,000)
Recoveries ..............................................................        38,000                       34,000
                                                                             ----------    -----------     ---------      --------
Balance, end of year ....................................................    $  103,000    $    58,000     $ 226,000      $150,000
                                                                             ==========    ===========     =========      ========

---------------
*   Includes repossessed automobiles

NOTE D - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2002 and 2001 consist of the following:

                                                                       2002       2001
                                                                     --------   --------
        Furniture ...............................................    $293,000   $108,000
        Equipment ...............................................     631,000    527,000
                                                                     --------   --------
                                                                      924,000    635,000
        Less accumulated depreciation ...........................     579,000    485,000
                                                                     --------   --------
        Balance, end of period ..................................    $345,000   $150,000
                                                                     ========   ========

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2002 and 2001

NOTE D - FURNITURE AND EQUIPMENT -- (Continued)

Depreciation expense for the years ended September 30, 2002 and 2001 aggregated $94,000 and $105,000 respectively.

NOTE E - RESTRICTED CASH

In connection with the sale of loans in 1997, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans.

NOTE F - DEBT

In January 2001, a bank advanced $10,000,000 under a line of credit with interest at the prime rate (4.75% at September 30, 2002). The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants that must be maintained in order to borrow funds. On November 15, 2001, the line of credit, which expires November 30, 2002, was increased to $20,000,000. As of September 30, 2002, $2,172,000 was outstanding and the Company was in compliance with all of the covenants under this line of credit.

In August 2001, an investment banking firm provided $29,905,000 in exchange for a note payable with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by another of the Company's subsidiaries have been repaid. As of September 30, 2002, the outstanding balance of the note was paid in full. In December 2001, the Company purchased one-half of the right to receive subsequent collections for $1,500,000 and a third party purchased the other one-half for $1,500,000.

NOTE G - OTHER LIABILITIES

Other liabilities as of September 30, 2002 and 2001 are as follows:

                                                                    2002         2001
                                                                 ----------   ----------
        Reserve for consumer receivables sold ...............    $  498,000   $  895,000
        Accounts payable ....................................     1,191,000      696,000
        Accrued interest ....................................     1,928,000      295,000
        Other ...............................................       392,000      584,000
                                                                 ----------   ----------
        Total other liabilities .............................    $4,009,000   $2,470,000
                                                                 ==========   ==========


NOTE H - INCOME TAXES

The significant component of the Company's deferred tax assets as of September 30, 2002 and 2001 is the allowance for credit losses.

The components of the provision for income taxes for the years ended September 30, 2002 and 2001 are as follows:

                                                                    2002         2001
                                                                 ----------   ----------
        Current:
          Federal............................................    $5,277,000   $3,463,000
          State..............................................     1,543,000    1,010,000
                                                                 ----------   ----------
                                                                  6,820,000    4,473,000
                                                                 ----------   ----------

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2002 and 2001

NOTE H - INCOME TAXES -- (Continued)


                                                                    2002         2001
                                                                 ----------   ----------
        Deferred:
          Federal............................................        65,000      985,000
          State..............................................        20,000      285,000
                                                                 ----------   ----------
                                                                     85,000    1,270,000
                                                                 ----------   ----------
        Provision for income taxes ..........................    $6,905,000   $5,743,000
                                                                 ==========   ==========


The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                                         2002   2001
                                                                         ----   ----
    Statutory federal income tax rate ...............................    35.0%  35.0%
    State income tax, net of federal benefit ........................     5.8    6.0
    Other ...........................................................    (0.9)  (0.9)
                                                                         ----   ----
    Effective income tax rate .......................................    39.9%  40.1%
                                                                         ====   ====


NOTE I - OPERATING LEASES

The Company leases its facilities under an operating lease through July 2005. Effective February 2003, the annual operating lease payment increases are adjusted based on the lesser of the change in the Consumer Price Index or 3% fixed. The future minimum lease payments are as follows:

                       Twelve Months
                    Ending September 30,
                    -------------------
                           2003                    135,000
                           2004                    140,000
                           2005                    120,000
                                                  --------
                                                  $395,000
                                                  ========


Rent expense for the years ended September 30, 2002 and 2001 was approximately $161,000 and $159,000, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2001, an affiliate, owned by officers of the Company, advanced funds to the Company with interest at 12 percent per annum, aggregating $57,000.

NOTE K - STOCK OPTION PLANS

1995 Stock Option Plan:

The Company has a stock option plan under which 885,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through May 2012. As of September 30, 2002, 785,500 shares of common stock are reserved for the issuance under the stock option plan.

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2002 and 2001

NOTE K - STOCK OPTION PLANS -- (Continued)

2002 Stock Option Plan:

During May 2002, the Company approved a new stock option plan under which 500,000 shares of common stock are reserved for issuance upon the exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years. No options were granted under the new plan during 2002.

The Company applies APB 25 and related interpretations in accounting for its employee stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's proforma net income, net income per share and diluted net income per share for 2002 would have been approximately $9,568,000, $2.45 and $2.27, respectively and 2001 would have been approximately $8,351,000, $2.10 and $2.00, respectively. This is not necessarily indicative of future results of operations, due to among other reasons, vesting provisions and future stock option grants. The weighted average fair value of the options granted during 2002 and 2001 were $10.99 and $5.90 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 78% (2002) and 105% (2001), expected life 10 years, risk free interest rate of 5.0% in 2002 and 4.9% in 2001.

The following table summarizes stock option transactions under the plans:


                                                                                            Year Ended September 30,
                                                                                     ----------------------------------------
                                                                                           2002                  2001
                                                                                    ------------------     ------------------
                                                                                              Weighted               Weighted
                                                                                               Average               Average
                                                                                              Exercise               Exercise
                                                                                    Shares      Price      Shares     Price
                                                                                    -------   --------    -------    --------   ---
Outstanding options at the beginning of year....................................    578,833    $ 4.44     584,500     $4.27
Options granted.................................................................     87,500     12.98      32,500      6.38
Options cancelled...............................................................    (60,500)      5.3
Options exercised...............................................................    (51,333)     4.75     (38,167)     3.44
                                                                                    -------               -------
Outstanding options at the end of year..........................................    554,500     $5.73     578,833     $4.44
                                                                                    =======    ======     =======     =====
Exercisable options at the end of year..........................................    420,838     $4.96     410,499     $4.03
                                                                                    =======    ======     =======     =====

The following table summarizes information about the Plans outstanding options as of September 30, 2002:

                                     Options Outstanding                Options Exercisable
                          -----------------------------------------    ----------------------
                                            Weighted
                                            Average        Weighted                  Weighted
     Range of                              Remaining        Average                   Average
  Exercise Price            Number        Contractual      Exercise      Number      Exercise
  --------------          Outstanding   Life (in Years)      Price     Exercisable     Price
                          -----------   ---------------    --------    -----------   --------
$ 1.625 - $ 1.75            111,833           6.67          $ 1.63       111,833      $ 1.63
$ 4.50  - $ 6.375           358,167           6.37            5.19       272,169        5.10
$11.92  - $14.05             84,500           9.49           13.45        36,836       14.05
                            -------                                      -------
                            554,500           6.90          $ 5.73       420,838      $ 4.96
                            =======                                      =======

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2002 and 2001

NOTE L - STOCKHOLDERS' EQUITY


In May 2002, in conjunction with the approval of the 2002 Stock Option Plan, the Board of Directors approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 10,000,000 shares to 30,000,000 shares and to create a new class of preferred stock, $.01 par value per share, consisting of 5,000,000 shares.

In July 2002, the Company issued 28,000 shares of common stock with a market value of $9.00 per share for consulting services rendered during the course of the year.

NOTE M - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. Contributions for the year ended September 30, 2002 and 2001 were $27,000 and $15,000, respectively.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

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

The following summarizes the information as of September 30, 2002 and 2001 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                                                   2002                            2001
                                                                       ----------------------------    ----------------------------
                                                                      Carrying Value     Fair Value    Carrying Value    Fair Value
                                                                      --------------    -----------    --------------   -----------
Cash, restricted cash and and cash equivalents ....................     $ 2,267,000     $ 2,267,000     $ 5,742,000     $ 5,742,000
Consumer receivables acquired for liquidation .....................      36,079,000      45,099,000      43,784,000      65,676,000
Auto Loans receivable .............................................          29,000          29,000         786,000       1,050,000
Finance receivable ................................................       1,443,000       1,443,000       3,086,000       3,839,000
Advances under lines of credit, notes payable and due to
  affiliates.......................................................       2,172,000       2,172,000      29,676,000      29,676,000

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                          September 30, 2002 and 2001

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

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

NOTE O - SUBSEQUENT EVENTS

[1] On November 25, 2002, the Company obtained an extension of the expiration date of its line of credit to December 31, 2003 while it negotiates a new credit facility. There are no borrowings currently outstanding under the line of credit.

[2] On November 25, 2002, the Company sold substantially all of its finance receivables for their carrying value.