Form 10QSB
period 2002-12-31
ASTA FUNDING INC
filed 2003-02-13
CIK 1001258

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2003, the registrant had approximately 4,081,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2002

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements


            Consolidated Balance Sheets as of December 31, 2002(unaudited) and
                September 30, 2002

            Consolidated Statements of Operations for the three month periods ended December 31, 2002 and 2001 (unaudited)

            Consolidated Statements of Cash Flows for the three month periods ended December 31, 2002 and 2001 (unaudited)

         Notes to consolidated financial statements (unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Item 3.  Controls and Procedures

Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                                    December 31,           September 30,
                                                                                    ------------           -------------
                                                                                        2002                    2002
                                                                                        ----                    ----
                                                                                     Unaudited
Assets
Cash                                                                                $10,041,000              $2,213,000
Restricted cash, net                                                                     54,000                  54,000
Consumer receivables acquired for liquidation                                        30,503,000              36,079,000
Auto loans receivable, net                                                                   --                  29,000
Finance receivables                                                                          --               1,443,000
Furniture and equipment, net                                                            584,000                 345,000
Repossessed automobiles, net                                                             36,000                  67,000
Deferred income taxes                                                                   235,000                 265,000
Other assets                                                                            237,000                 740,000
                                                                                    -----------             -----------

           Total assets                                                             $41,690,000             $41,235,000
                                                                                    ===========             ===========

Liabilities and Stockholders' Equity
Liabilities
Debt                                                                                $        --              $2,172,000
Other liabilities                                                                     3,833,000               4,009,000
Income taxes payable                                                                  1,955,000               1,493,000
                                                                                    -----------             -----------

           Total liabilities                                                          5,788,000               7,674,000
                                                                                    -----------             -----------

Stockholders' Equity
Preferred stock, $.01 par value; authorized 5,000,000;
issued and outstanding - none
Common stock, $.01 par value; authorized 30,000,000 shares;
issued and outstanding - 4,081,000 at December 31, 2002 and
4,075,000 at September 30, 2002                                                          41,000                  41,000
Additional paid-in capital                                                           10,276,000              10,247,000
Retained earnings                                                                    25,585,000              23,273,000
                                                                                    -----------             -----------

           Total stockholders' equity                                                35,902,000             33,561,,000
                                                                                    -----------             -----------

Total liabilities and stockholders' equity                                          $41,690,000             $41,235,000
                                                                                    ===========             ===========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                               Three Months Ended         Three Months Ended
                                                                  December 31,                December 31,
                                                                  ------------                ------------
                                                                      2002                        2001
                                                                      ----                        ----
Revenues:
Finance income                                                     $6,751,000                  $8,401,000
Other                                                                      --                       1,000
                                                                   ----------                  ----------

                                                                    6,751,000                   8,402,000
                                                                   ----------                  ----------

Expenses:
General and administrative                                          1,353,000                   1,443,000
Third-party servicing                                               1,531,000                   2,351,000
Provision for losses                                                       --                      75,000
Interest                                                                2,000                     708,000
                                                                   ----------                  ----------
                                                                    2,886,000                   4,577,000
                                                                   ----------                  ----------

Income before income taxes                                          3,865,000                   3,825,000

Income tax expense                                                  1,553,000                   1,529,000
                                                                   ----------                  ----------

Net income                                                         $2,312,000                  $2,296,000
                                                                   ==========                  ==========

Net income per share - Basic                                            $0.57                       $0.57
                                                                   ----------                  ----------

                      - Diluted                                         $0.53                       $0.53
                                                                   ----------                  ----------

Weighted average number of shares
outstanding - Basic                                                 4,076,000                   4,003,000
                                                                   ----------                  ----------

                      - Diluted                                     4,351,000                   4,351,000
                                                                   ----------                  ----------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                Three Months Ended   Three Months Ended
                                                                                   December 31,            December 31,
                                                                                   ------------            ------------
                                                                                       2002                 2001
                                                                                       ----                 ----
Cash flows from operating activities:
Net income                                                                           $2,312,000               2,296,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                                             30,000                  30,000
Provision for losses                                                                         --                  75,000
Deferred income taxes                                                                    30,000                 (12,000)
Changes in:
Prepaid income taxes                                                                         --                 596,000
Repossessed automobiles held for sale                                                    30,000                  53,000
Other assets                                                                            503,000                 (66,000)
Income taxes payable                                                                    462,000                 945,000
Other liabilities                                                                      (176,000)                212,000
                                                                                   ------------            ------------

                 Net cash provided by operating activities                            3,191,000               4,129,000

Cash flows from investing activities:
Auto loan principal payments                                                             29,000                 287,000
Purchase of consumer receivables acquired for liquidation                            (1,930,000)            (10,057,000)
Principal collected on receivables acquired for liquidation                           7,506,000              10,644,000
Finance receivables                                                                   1,443,000                (292,000)
Capital expenditures                                                                   (269,000)               (120,000)
                                                                                   ------------            ------------

                 Net cash provided by investing activities                            6,779,000                 462,000

Cash flows from financing activities:
Advances from affiliate                                                                      --                  10,000
Proceeds from exercise of options                                                        30,000                 111,000
(Repayments) Advances under lines of credit, net                                     (2,172,000)              4,257,000
Advances (Repayments) of notes payable, net                                                  --              (7,329,000)
                                                                                   ------------            ------------

                 Net cash (used in) financing activities                             (2,142,000)             (2,951,000)
                                                                                   ------------            ------------

Increase in cash                                                                      7,828,000               1,640,000

Cash at the beginning of period                                                       2,213,000               5,689,000
                                                                                   ------------            ------------

Cash at end of period                                                               $10,041,000              $7,329,000
                                                                                   ------------            ------------

Supplemental disclosure of cash flow information:
Cash paid during the period
         Interest                                                                        $2,000                $303,000
         Income taxes                                                                $1,054,000            $         --

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc., together with its wholly owned subsidiaries, is a diversified consumer finance company that is engaged in the business of purchasing, managing and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R) and other credit card accounts which were charged-off by the issuing banks for non-payment. We also, to a lesser extent, factored commercial invoices to small companies with unique financing needs. On November 25, 2002, we sold a majority of our factored receivables and discontinued factoring new receivables.

The consolidated balance sheet as of December 31, 2002, the consolidated statements of operations for the three month periods ended December 31, 2002 and 2001, and the consolidated statements of cash flows for the three month periods ended December 31, 2002 and 2001, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at December 31, 2002 and September 30, 2002, the results of operations for the three month periods ended December 31, 2002 and 2001 and cash flows for the three month periods ended December 31, 2002 and 2001 have been made. The results of operations for the three month periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the presented financial statements. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.

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

Note 5: Debt:

We have a $25 million line of credit with a bank with interest at the prime rate. The advances under the credit line are collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants that must be maintained in order for us to borrow funds. This line expires on January 31, 2004. As of December 31, 2002, there was no outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The 25% participation due a third party has been accrued and is included in other liabilities. As of December 31, 2002, this note was paid in full.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at fifteen percent. As of December 31, 2002, this note was paid in full.

Note 6: Income recognition:

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

         o brokers who specialize in the sale of consumer receivable portfolios; and

         o  other sources.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-QSB or other reports filed by us with the Securities and Exchange Commission. These factors include the following: we are dependent on external sources of financing to fund our operations; our debt may adversely affect our ability to obtain additional funds and increase our vulnerability to economic and business downturns; because we are a holding company, our ability to repay our debt will depend upon the level of our cash reserves, the distribution of funds from our subsidiaries and our ability to obtain sufficient additional funds; we may not be able to purchase receivables at favorable prices and are subject to competition for such receivables; we may not be able to recover sufficient amounts on our receivables to fund our operations; the Stern family controls Asta; government regulations may limit our ability to recover and enforce receivables and other risks.

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

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18 months after acquiring the portfolio, although additional amounts are collected over the remaining periods. The estimated future cash flows of the portfolios are reevaluated quarterly.

         Under the cost recovery method of accounting, no income is recognized until the purchase price of a portfolio has been fully recovered by us.

         We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the three-month period ended December 31, 2002.

         We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to specific consumer receivable portfolios containing a significant amount of performing and semi-performing accounts, we recognize finance income on accounts that were being serviced by third-party servicers at the gross amounts received by the servicers. The servicing costs for these portfolios are reported as an expense on our income statement. In addition, with respect to specific consumer receivable portfolios we acquired, we agreed to a fifty percent profit sharing arrangement with our lender. However, the entire interest in this profit sharing arrangement was sold to us and a third-party in equal amounts in December 2001. The third-party profit allocation was recorded as interest expense over the estimated term of the related note payable which was paid in full in September 2002.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of operations

The three-month period ended December 31, 2002, compared to the three-month period ended December 31, 2001

Revenues. During the three-month period ended December 31, 2002, finance income decreased $1.6 million or 19.0% to $6.8 million from $8.4 million for the three-month period ended December 31, 2001. The decrease in finance income was primarily due to a decrease in finance income earned on consumer receivables acquired for liquidation, which resulted from a decrease in the average outstanding accounts acquired for liquidation during the three-months ended December 31, 2002, as compared to the same prior year period. In addition, the sale of most of the factored receivables on November 25, 2002, resulted in a decrease in finance income during the three-months ended December 31, 2002, as compared to the three-months ended December 31, 2001.

General and Administrative Expenses. During the three-month period ended December 31, 2002, general and administrative expenses decreased $0.09 million or 6.2% to $1.35 million from $1.44 million for the three-months ended December 31, 2001, and represented 46.9% of total expenses for the three months ended December 31, 2002. The decrease in general and administrative expenses was primarily due to a decrease in factoring expenses during the three-month period ended December 31, 2002, as compared to the same prior year period. The decrease in factoring expenses resulted from the sale of most of the factored receivables on November 25, 2002 and a reduction of some factoring receivable employees prior to the sale date.

Third-Party Servicing Expenses. During the three-month period ended December 31, 2002, third-party servicing expenses decreased $0.9 million or 37.5% to $1.5 million from $2.4 for the three months ended December 31, 2001, and represented 53.1% of total expenses for the three months ended December 31, 2002. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 and the elimination of recording of third-party servicing expenses on a specific portfolio during the three months ended December 31, 2002, as compared to the same prior year period.

Interest Expense. During the three-month period ended December 31, 2002, interest expense decreased $0.7 million or 100.0% to $0.0 from $0.7 compared to the same period in the prior year and represented 0.0% of total expenses for the three-month period ended December 31, 2002. The decrease was due to an decrease in the outstanding borrowings by us under our lines of credit and notes payable and the discontinued accrual of interest expense that was due to a profit participation on a specific portfolio during the three-month period ended December 31, 2002, as compared to the same period in the prior year. The decrease in borrowings was due to the decrease in acquisitions of consumer receivables acquired for liquidation during the fourth quarter of the fiscal year ended September 30, 2002 and the three-month period ended December 31, 2002, as compared to the same prior year periods.

Provision for Credit Losses. During the three-month period ended December 31, 2002, the provision for credit losses decreased $0.08 million or 100.0% to $0.0 million from $0.08 million for the three-months ended December, 2001 and represented 0.0% of total expenses. The decrease was due to a decrease in the provision for credit losses on our financed receivables during the three months ended December 31, 2002, as compared to the same prior year period.

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $25 million line of credit, for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $25 million line of credit with a financial institution. As of December 31, 2002, there was no outstanding balance under this facility. As of December 31, 2002, our cash and cash equivalents increased to $10.0 million from $2.2 million at September 30, 2002. The increase in cash and cash equivalents during the three month period ended December 31, 2002, was primarily due to a decrease in the repayment of debt, a reduction in consumer receivable purchases and the sale of most of our factoring receivables during the period.

Net cash provided by operating activities was $3.2 million during the three-months ended December 31, 2002, compared to net cash provided by operating activities of $4.1 million during the three-months ended December 31, 2001. The decrease in net cash provided by operating activities was primarily due to an decrease in other assets and an increase in income taxes payable during the three-months ended December 31, 2002, as compared to the same period in the prior year. Net cash provided by investing activities was $6.8 million during the three-months ended December 31, 2002, compared to net cash provided by investing activities of $0.5 million during the three-months ended December 31, 2001. The increase in net cash provided by investing activities was primarily due to a decrease in the purchase of accounts acquired for liquidation and the sale of most of the factoring receivables which was offset by a decrease in collections of consumer receivables acquired for liquidation during the three-months ended December 31, 2002, compared to the same period in the prior year. Net cash used in financing activities was $2.1 million during the three-months ended December 31, 2002, compared to net cash used of $3.0 million during the three-months December 31, 2001. The decrease in net cash used in financing activities was primarily due to an overall decrease in debt payments which was partially off-set by a decrease in borrowings during the three-months ended December 31, 2002, compared to the same prior year period. The decrease in debt payments was due to an increase in principal collections that was used to repay debt on accounts acquired for liquidation during the three-months ended December 31, 2002, as compared to the three-months ended December 31, 2001. The decrease in borrowings was due to a decrease in purchases of accounts acquired for liquidation during the three months ended December 31, 2002, as compared to the same prior year period.

We have a $25 million line of credit with a bank with interest at the prime rate. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants that must be maintained in order for us to borrow funds. This line expires on January 31, 2004. As of December 31, 2002, there was no outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The 25% participation due a third party has been accrued and is included in other liabilities. As of December 31, 2002, this note was paid in full.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at fifteen percent. The outstanding balance was payable from the cash flows of a specific portfolio. As of December 31, 2002, this note was paid in full.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the three-months ended December 31, 2002, we acquired consumer portfolios at a cost of approximately $1.9 million. These acquisitions were financed with our cash on hand.

We anticipate the funds available under our current credit facility as well as funds that may be made available by Asta Group, Incorporated, an affiliate of ours, and cash from operations will be sufficient to satisfy the our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

From time to time, we evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Supplementary Information on Accounts Acquired for Liquidation

Schedule of Accounts Acquired for Liquidation by Income Recognition Category

                                               As of December 31, 2002

                                           Cost Recovery    Interest Method
                                             Portfolios       Portfolios
                                           --------------   --------------

Cummulative Original Purchase Price           $46,838,000     $113,820,000

Cummulative Aggregate Managed Portfolios   $1,996,000,000   $1,811,128,000

Receivable Carrying Value at                   $2,982,000      $27,521,000

Finance Income Earned                          $1,821,000       $4,818,000
(for the three months ended 12/31/02)

Total cash flows                               $2,390,000      $11,755,000
(for the three months ended 12/31/02)


The original purchase price reflects what we paid for the receivables from 1998 through December 31, 2002. The cummulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through December 31, 2002 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the three-months ended December 31, 2002, we earned interest income of $4.6 million under the cost recovery method because we collected $4.6 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $21.7 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods. During the three-months ended December 31, 2002, we had no significant adjustments to our projected cash flows on the portfolios in which we use the interest method.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary because SFAS No. 4 has been rescinded.SFAS No. 145 amends SFAS Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is required to be applied for fiscal years after May 15, 2002. The adoption of this Statement is not expected to have a material effect on our financial statements.

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

Item 3. Controls and Procedures

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

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2002

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

          99.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          We did not file any Reports of Form 8-K during the three-months ended December 31, 2002.

                               Asta Funding, Inc.
                          Form 10-QSB December 31, 2002

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ASTA FUNDING, INC.
                               (Registrant)

Date: February 10, 2003      By: /s/ Gary Stern
                                 ------------------------------
                                 Gary Stern, President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: February 10, 2003      By: /s/ Mitchell Herman
                                 ------------------------------
                                 Mitchell Herman, Chief Financial Officer
                                 (Principal Financial Officer and
                                    Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Asta Funding, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Gary Stern, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: February 10, 2003



                                               /S/ Gary Stern
                                               -------------------------
                                                   Gary Stern
                                                   Chief Executive Officer

This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Asta Funding, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Mitchell Herman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (3) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (4) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: February 10, 2003



                                               /S/ Mitchell Herman
                                               -------------------------
                                                   Mitchell Herman
                                                   Chief Financial Officer

This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.