Form 10QSB
period 2003-03-31
ASTA FUNDING INC
filed 2003-05-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 25, 2003, the registrant had approximately 4,088,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2003

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003(unaudited) and September 30, 2002

         Consolidated Statements of Operations for the six and three month periods ended March 31, 2003 and 2002 (unaudited)

         Consolidated Statements of Cash Flows for the six and three month periods ended March 31, 2003 and 2002 (unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                         March 31,         September 30,
                                                         ---------         -------------

                                                           2003                2002
                                                           ----                ----

                                                         Unaudited
Assets
Cash                                                     $14,927,000          $2,213,000
Restricted cash, net                                          54,000              54,000
Consumer receivables acquired for liquidation             26,668,000          36,079,000
Auto loans receivable, net                                         -              29,000
Finance receivables                                                -           1,443,000
Furniture and equipment, net                                 719,000             345,000
Repossessed automobiles, net                                   5,000              67,000
Deferred income taxes                                        218,000             265,000
Other assets                                                 385,000             740,000
                                                         -----------         -----------

           Total assets                                  $42,976,000         $41,235,000
           ============                                  ===========         ===========

Liabilities and Stockholders' Equity
Liabilities
Debt                                                     $ 1,790,000          $2,172,000
Other liabilities                                          2,798,000           4,009,000
Income taxes payable                                          25,000           1,493,000
                                                         -----------         -----------

           Total liabilities                               4,613,000           7,674,000
           -----------------                             -----------         -----------

Stockholders' Equity
Preferred stock, $.01 par value; authorized 5,000,000;
issued and outstanding - none Common stock,
$.01 par value; authorized 30,000,000 shares; issued
and outstanding - 4,088,000 at March 31, 2003 and
4,075,000 at September 30, 2002                               41,000              41,000
Additional paid-in capital                                10,308,000          10,247,000
Retained earnings                                         28,014,000          23,273,000
                                                         -----------         -----------

           Total stockholders' equity                     38,363,000          33,561,000
           --------------------------                    -----------         -----------

Total liabilities and stockholders' equity               $42,976,000         $41,235,000
                                                         ===========         ===========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                Three Months Ended  Three Months Ended    Six Months Ended    Six Months Ended
                                                     March 31,           March 31,            March 31,           March 31,
                                                     ---------           ---------            ---------           ---------

                                                       2003                2002                  2003                2002
                                                       ----                ----                  ----                ----

Revenues:
Finance income                                    $7,720,000         $10,287,000          $14,471,000         $18,688,000
Other                                                      -              95,000                    -              96,000
                                                                          ------                                   ------

                                                   7,720,000          10,382,000           14,471,000          18,784,000
                                                   ---------          ----------           ----------          ----------

Expenses:
General and administrative                         2,009,000           1,887,000            3,362,000           3,330,000
Third-party servicing                              1,645,000           2,371,000            3,176,000           4,722,000
Provision for losses                                      -              325,000                    -             400,000
Interest                                              11,000           1,387,000               13,000           2,095,000
                                                      ------           ---------               ------           ---------

                                                   3,665,000           5,970,000            6,551,000          10,547,000
                                                   ---------           ---------            ---------          ----------

Income before income taxes                         4,055,000           4,412,000            7,920,000           8,237,000

Income tax expense                                 1,626,000           1,778,000            3,179,000           3,307,000
                                                   ---------           ---------            ---------           ---------

Net income                                        $2,429,000          $2,634,000           $4,741,000          $4,930,000
                                                  ==========          ==========           ==========          ==========

Net income per share - Basic                           $0.59               $0.65                $1.16               $1.23
                                                       -----               -----                -----               -----

                                   - Diluted           $0.55               $0.59                $1.08               $1.12
                                   ---------           -----               -----                -----               -----

Weighted average number of shares
outstanding                        - Basic         4,083,000           4,036,000            4,080,000           4,021,000
                                                   ---------           ---------            ---------           ---------

                                  - Diluted        4,447,000           4,427,000            4,401,000           4,392,000
                                  ---------        ---------           ---------            ---------           ---------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited                                                            Six Months Ended    Six Months Ended
                                                                         March 31,           March 31,
                                                                         ---------           ---------

                                                                           2003                 2002
                                                                           ----                 ----

Cash flows from operating activities:
Net income                                                             $4,741,000           4,930,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                               66,000              60,000
Provision for losses                                                                          400,000
Deferred income taxes                                                      47,000            (116,000)
Changes in:
Restricted cash                                                                 -              (1,000)
Repossessed automobiles held for sale                                      62,000              87,000
Prepaid income taxes                                                            -             596,000
Other assets                                                              355,000            (865,000)
Income taxes payable                                                   (1,468,000)            220,000
Other liabilities                                                      (1,211,000)            513,000
                                                                       ----------          ---------

           Net cash provided by operating activities                    2,592,000           5,824,000

Cash flows from investing activities:
Auto loan principal payments                                               29,000             489,000
Purchase of consumer receivables acquired for liquidation              (4,428,000)        (17,032,000)
Principal collected on receivables acquired for liquidation            13,839,000          23,039,000
Finance receivables                                                     1,443,000             (38,000)
Capital expenditures                                                     (440,000)           (156,000)
                                                                         ---------           ---------

            Net cash provided by investing activities                  10,443,000           6,302,000

Cash flows from financing activities:
Advances from affiliate                                                         -             (10,000)
Proceeds from exercise of options                                          61,000             228,000
(Repayments) Advances under lines of credit, net                         (382,000)          2,682,000
Repayments of notes payable, net                                                -         (15,782,000)
                                                                                         ------------

            Net cash (used in)  financing activities                     (321,000)        (12,882,000)
                                                                      -----------         -----------

Increase (Decrease) in cash                                            12,714,000            (756,000)

Cash at the beginning of period                                         2,213,000           5,689,000
                                                                        ---------           ---------

Cash at end of period                                                 $14,927,000          $4,933,000
                                                                      -----------          ----------

Supplemental disclosure of cash flow information:
Cash paid during the period
         Interest                                                          $7,000            $576,000
         Income taxes                                                  $2,804,000          $2,607,000

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

The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the six and three month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the six and three month periods ended March 31, 2003 and 2002, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at March 31, 2003 and September 30, 2002, the results of operations for the six and three month periods ended March 31, 2003 and 2002 and cash flows for the six month periods ended March 31, 2003 and 2002 have been made. The results of operations for the six and three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Note 4: Finance Receivables:

Finance receivables were factored accounts receivable primarily with full recourse.

Note 5: Debt:

We have a $25 million line of credit with a bank with interest at the prime rate which was 4.25% at March 31, 2003. The advances under the credit line are collateralized by portfolios of consumer receivables acquired for liquidation and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on January 31, 2004. As of March 31, 2003, there was approximately $1.8 million outstanding under this line of credit and we were in compliance with all of the covenants under this line of credit.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The 25% participation due a third party has been accrued and is included in other liabilities. This note was paid in full in September 2002.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at 15%. This note was paid in full in September 2002.

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

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

         Based on an increase in actual cash flows for the three and six months ended March 31, 2003, and projected future cash flows through September 30, 2005, on one of our portfolios as compared to what we estimated at September 30, 2002, we revised our estimate of future collections. Such change in accounting estimate has resulted in approximately a $1.4 million increase in finance income recognized for the three and six months ended March 31, 2003 for this portfolio.


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

         o brokers who specialize in the sale of consumer receivable portfolios; and

         o        other sources.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-QSB or other reports filed by us with the Securities and Exchange Commission. These factors include the following: we may not be able to purchase receivables at favorable prices and are subject to competition for such receivables; we may not be able to recover sufficient amounts on our receivables to fund our operations; we are dependent on external sources of financing to fund our operations; debt that we may incur from time to time may adversely affect our ability to obtain additional funds and increase our vulnerability to economic and business downturns; the Stern family controls Asta; government regulations may limit our ability to recover and enforce receivables and other risks.

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

         We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the six-month period ended March 31, 2003.

         Based on an increases in actual cash flows for the three and six months ended March 31, 2003, and projected future cash flows through September 30, 2005, on one of our portfolios as compared to what we estimated at September 30, 2002, we revised our estimate of future collections. Such change in accounting estimate has resulted in approximately a $1.4 million increase in finance income recognized for the three and six months ended March 31, 2003 for this portfolio.

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

Results of operations

The six-month period ended March 31, 2003, compared to the six-month period ended March 31, 2002

         Revenues. During the six-month period ended March 31, 2003, finance income decreased $4.2 million or 22.5% to $14.5 million from $18.7 million for the six-month period ended March 31, 2002. The decrease in finance income was primarily due to a decrease in finance income earned on consumer receivables acquired for liquidation, which resulted from a decrease in the average outstanding accounts acquired for liquidation during the six-months ended March 31, 2003, as compared to the same prior year period. In addition, the sale of most of the factored receivables on November 25, 2002, resulted in a decrease in finance earned on these receivables income during the six-months ended March 31, 2003, as compared to the six-months ended March 31, 2002. Based on an increases in actual cash flows for the three and six months ended March 31, 2003, and projected future cash flows through September 30, 2005, on one of our portfolios as compared to what we estimated at September 30, 2002, we revised our estimate of future collections. Such change in accounting estimate has resulted in approximately a $1.4 million increase in finance income recognized for the three and six months ended March 31, 2003 for this portfolio.

General and Administrative Expenses. During the six-month period ended March 31, 2003, general and administrative expenses increased nominally or less than 1.0% to $3.4 million from $3.3 million for the six-months ended March 31, 2002, and represented 51.3 % of total expenses for the six months ended March 31, 2003. The increase in general and administrative expenses was primarily due to an increase in servicing expenses which was partially offset by a decrease in factoring expenses during the six-month period ended March 31, 2003, as compared to the same prior year period. The increase in servicing expenses resulted from the operating costs of our call center that was acquired in December 2002. The decrease in factoring expenses resulted from the sale of most of the factored receivables on November 25, 2002 and a reduction of some factoring receivable employees prior to the sale date.

Third-Party Servicing Expenses. During the six-month period ended March 31, 2003, third-party servicing expenses decreased $1.5 million or 31.9% to $3.2 million from $4.7 for the six months ended March 31, 2002, and represented 48.5% of total expenses for the six months ended March 31, 2003. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 and the elimination of recording of third-party servicing expenses on a specific portfolio during the six months ended March 31, 2003, as compared to the same prior year period.

Interest Expense. During the six-month period ended March 31, 2003, interest expense decreased $2.1 million or 100.0% to almost no interest expense from $2.1 million compared to the same period in the prior year and represented 0.2% of total expenses for the six-month period ended March 31, 2003. The decrease was due to an decrease in the outstanding borrowings by us under our lines of credit and notes payable and the discontinued accrual of interest expense that was due to a profit participation on a specific portfolio during the six-month period ended March 31, 2003, as compared to the same period in the prior year. The decrease in borrowings was due to the decrease in acquisitions of consumer receivables

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

acquired for liquidation during the fourth quarter of the fiscal year ended September 30, 2002 and the six-month period ended March 31, 2003, as compared to the same prior year periods.

Provision for Credit Losses. During the six-month period ended March 31, 2003, the provision for credit losses decreased $0.4 million or 100.0% to $0.0 million from $0.4 million for the six-months ended March 31, 2002 and represented 0.0% of total expenses. The decrease was due to a decrease in the provision for credit losses on our financed receivables during the six months ended March 31, 2003, as compared to the same prior year period.

The three-month period ended March 31, 2003, compared to the three-month period ended March 31, 2002

         Revenues. During the three-month period ended March 31, 2003, finance income decreased $2.6 million or 25.3% to $7.7 million from $10.3 million for the three-month period ended March 31, 2002. The decrease in finance income was primarily due to a decrease in finance income earned on consumer receivables acquired for liquidation, which resulted from a decrease in the average outstanding accounts acquired for liquidation during the three-months ended March 31, 2003, as compared to the same prior year period. In addition, the sale of most of the factored receivables on November 25, 2002, resulted in a decrease in finance income earned on these receivables during the three-months ended March 31, 2003, as compared to the three-months ended March 31, 2002. Based on an increases in actual cash flows for the three and six months ended March 31, 2003, and projected future cash flows through September 30, 2005, on one of our portfolios as compared to what we estimated at September 30, 2002, we revised our estimate of future collections. Such change in accounting estimate has resulted in approximately a $1.4 million increase in finance income recognized for the three and six months ended March31, 2003 for this portfolio.

General and Administrative Expenses. During the three-month period ended March 31, 2003, general and administrative expenses increased $100,000 or 5.3% to $2.0 million from $1.9 million for the three-months ended March 31, 2002, and represented 54.8% of total expenses for the three months ended March 31, 2003. The increase in general and administrative expenses was primarily due to an increase in servicing expenses which was partially offset by a decrease in factoring expenses during the three-month period ended March 31, 2003, as compared to the same prior year period. The increase in servicing expenses resulted from the operating costs of our call center that was acquired in December 2002. The decrease in factoring expenses resulted from the sale of most of the factored receivables on November 25, 2002 and a reduction of some factoring receivable employees prior to the sale date.

Third-Party Servicing Expenses. During the three-month period ended March 31, 2003, third-party servicing expenses decreased $0.8 million or 33.3% to $1.6 million from $2.4 for the three months ended March 31, 2002, and represented 44.9% of total expenses for the three months ended March 31, 2003. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 and the elimination of recording of third-party servicing expenses on a specific portfolio during the three months ended March 31, 2003, as compared to the same prior year period.

Interest Expense. During the three-month period ended March 31, 2003, interest expense decreased $1.4 million or 100.0% to almost no interest expense from $1.4 million compared to the same period in the prior year and represented 0.3% of total expenses for the three-month period ended March 31, 2003. The decrease was due to an decrease in the outstanding borrowings by us under our lines of credit and notes payable and the discontinued accrual of interest expense that was due to a profit participation on a specific portfolio during the three-month period ended March 31, 2003, as compared to the same period in the prior year. The decrease in borrowings was due to the decrease in acquisitions of consumer receivables acquired for liquidation during the fourth quarter of the fiscal year ended September 30, 2002 and the three-month period ended March 31, 2003, as compared to the same prior year periods.

Provision for Credit Losses. During the three-month period ended March 31, 2003, the provision for credit losses decreased $0.3 million or 100.0% to $0.0 million from $0.3 million for the three-months ended March 31, 2002 and represented 0.0% of total expenses. The decrease was due to a decrease in the provision for credit losses on our financed receivables during the three months ended March 31, 2003, as compared to the same prior year period.

Liquidity and Capital Resources

Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $25 million line of credit, for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $25 million line of credit with a financial institution. As of March 31, 2003, there was approximately 1.8 million outstanding balance under this facility. As of March 31, 2003, our cash and cash equivalents increased to $14.9 million from $2.2 million at September 30, 2002. The increase in cash and cash equivalents during the three month period ended March 31, 2003, was primarily due to a decrease in the repayment of debt, a reduction in consumer receivable purchases and the sale of most of our factoring receivables during the period.

Net cash provided by operating activities was $2.6 million during the six-months ended March 31, 2003, compared to net cash provided by operating activities of $5.8 million during the six-months ended March 31, 2002. The decrease in net cash provided by operating activities was primarily due to a decrease in other liabilities and income taxes payable during the six-months ended March 31, 2003, as compared to the same period in the prior year. Net cash provided by investing activities was $10.4 million during the six-months ended March 31, 2003, compared to net cash provided by investing activities of $6.3 million during the six-months ended March 31, 2002. The increase in net cash provided by investing activities was primarily due to a decrease in the purchase of accounts acquired for liquidation and the sale of most of the factoring receivables which was offset by a decrease in collections of consumer receivables acquired for liquidation during the six-months ended March 31, 2003, compared to the same period in the prior year. Net cash used in financing activities was $0.3 million during the six-months ended March 31, 2003, compared to net cash used of

                               Asta Funding, Inc.
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

$12.9 million during the six-months March 31, 2002. The decrease in net cash used in financing activities was primarily due to an overall decrease in debt payments which was partially off-set by a decrease in borrowings during the six-months ended March 31, 2003, compared to the same prior year period. The decrease in debt payments was due to an increase in principal collections that was used to repay debt on accounts acquired for liquidation during the six-months ended March 31, 2003, as compared to the six-months ended March 31, 2002. The decrease in borrowings was due to a decrease in purchases of accounts acquired for liquidation during the six months ended March 31, 2003, as compared to the same prior year period.

We have a $25 million line of credit with a bank with interest at the prime rate which was 4.25% at March 31, 2003. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on January 31, 2004. As of March 31, 2003, there was approximately $1.8 million outstanding under this line of credit and we were in compliance with all of the covenants under this line of credit.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The 25% participation due a third party has been accrued and is included in other liabilities. This note was paid in full in September 2002.

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at 15%. The outstanding balance was payable from the cash flows of a specific portfolio. This note was paid in full in September 2002.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the six-months ended March 31, 2003, we acquired consumer portfolios at a cost of approximately $4.4 million. These acquisitions were financed with our cash on hand.

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

Supplementary Information on Accounts Acquired for Liquidation

Schedule of Accounts Acquired for Liquidation by Income Recognition Category

                                                   As of March 31, 2003

                                             Cost Recovery      Interest Method
                                               Portfolios         Portfolios
                                               ----------         ----------

Cummulative Original Purchase Price             $46,838,000       $116,317,000

Cummulative Aggregate Managed Portfolios     $1,996,995,000     $1,863,765,000

Receivable Carrying Value at                     $2,560,000        $24,108,000

Finance Income Earned *                          $3,415,000        $10,899,000
(for the six months ended 3/31/03)

Total cash flows *                               $4,420,000        $23,733,000
(for the six months ended 3/31/03)

* The sum of total cash flows of $28,153,000 less the sum of total finance income earned on consumer receivables acquired for liquidation of $14,314,000, is $13,839,000 or the principal collected on receivables acquired for liquidation as per the statement of cash flows for the six months ended March 31, 2003.

The original purchase price reflects what we paid for the receivables from 1998 through December 31, 2002. The cummulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through March 31, 2003 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

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

For the six-months ended March 31, 2003, we earned interest income of $3.4 million under the cost recovery method because we collected $3.4 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $10.9 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

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

Stock-Based Compensation

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Sholes option pricing model, we would have reported the following results of operations:


                                       Three Months Ended                Six Months Ended
                                            March 31,                        March 31,


                                     2003            2002             2003               2002
                                     ----            ----             ----               ----

Net income, as reported           $2,429,000     $2,634,000        $4,741,000         $4,930,000

Deduct: total stock-based
        compensation expense
        determined under the
        fair value method,
        net of tax                 ($265,000)     ($188,000)       ($530,000)         ($377,000)
                                  ----------     ----------       ----------         ----------
Pro-forma net income              $2,164,000     $2,446,000       $4,211,000         $4,553,000

Earnings per share:
       Basic - as reported             $0.59          $0.65            $1.16              $1.23
       Basic - pro forma               $0.53          $0.61            $1.03              $1.13

       Diluted - as reported           $0.55          $0.59            $1.08              $1.12
       Diluted - pro forma             $0.49          $0.55            $0.96              $1.04

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

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2003

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of stockholders on March 21, 2003. At the meeting, the following persons were elected directors, all of whom were incumbents: Arthur Stern, Gary Stern, Mitchell Herman, Herman Badillo, Edward Celano, David Slackman, Harvey Liebowitz and Michael Feinsod. Mr. Feinsod resigned from our Board of Directors to pursue other interests on February 12, 2003, and did not stand for re-election at our annual meeting of stockholders.

Shares were voted for the election of directors as follows:

                                                                    Authority
         Director                   For              Against        Withheld

         (1) Gary Stern           3,931,597           3,974             0

         (2) Mitchell Herman      3,931,597           3,974             0

         (3) Arthur Stern         3,931,597           3,974             0

         (4) Michael Feinsod      3,931,597           3,974             0

         (5) Herman Badillo       3,931,597           3,974             0

         (6) Edward Celano        3,931,597           3,974             0

         (7) Harvey Leibowitz     3,931,597           3,974             0

         (8) David Slackman       3,931,597           3,974             0

Item 5. Other Information

         We entered into an Amended Loan and Security Agreement dated as of January 28, 2003, between us and Israel Discount Bank of NY. This line of credit expires on January 31, 2004, and bears interest at the prime rate. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. We are currently in compliance with all of the covenants under this line of credit.

         We have been informed that OSI Collection Services, Inc. and certain of its affiliates ("OSI"), which services a substantial amount of our consumer receivables, filed for a Chapter 11 reorganization on or about May 12, 2003. Based on information we have received to date, we believe that OSI will continue to operate in the ordinary course in servicing receivables through its Chapter 11 proceeding, and that OSI's filing will not have a material adverse effect on our operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.13 Amended Loan and Security Agreement dated as of January 28, 2003, between the Company and Israel Discount Bank of NY.

         99.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         We did not file any Reports of Form 8-K during the three-months ended March 31, 2003.

                               Asta Funding, Inc.
                           Form 10-QSB March 31, 2003

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASTA FUNDING, INC.
                                  (Registrant)

Date: May 12, 2003   By: /s/ Gary Stern
                     ------------------

                        Gary Stern, President, Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2003   By: /s/ Mitchell Herman
                     -----------------------

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

Date:  May 12, 2003


/s/ Gary Stern
--------------
Gary Stern
President and Chief Executive Officer

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

Date:  May 12, 2003

/s/ Mitchell Herman
-------------------
Mitchell Herman
Chief Financial Officer, Secretary and
Chief Accounting Officer