Form 10QSB
period 2003-06-30
ASTA FUNDING INC
filed 2003-08-13
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2003, the registrant had approximately 6,587,000 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2003

                                      INDEX

Part I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2003(unaudited) and September 30, 2002

        Consolidated Statements of Operations for the nine and three month periods ended June 30, 2003 and 2002 (unaudited)

        Consolidated Statements of Cash Flows for the nine and three month periods ended June 30, 2003 and 2002 (unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Asta Funding, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                                                June 30,         September 30,
                                                                                                  2003                2002
                                                                                             ------------         -----------
                                                                                              Unaudited
Assets
Cash                                                                                           $1,714,000          $2,213,000
Due from underwriters                                                                          47,761,000                   -
Restricted cash, net                                                                               54,000              54,000
Consumer receivables acquired for liquidation                                                  74,871,000          36,079,000
Auto loans receivable, net                                                                          8,000              29,000
Finance receivables                                                                                     -           1,443,000
Furniture and equipment, net                                                                      744,000             345,000
Repossessed automobiles, net                                                                            -              67,000
Deferred income taxes                                                                             203,000             265,000
Other assets                                                                                      227,000             740,000
                                                                                             ------------         -----------

           Total assets                                                                      $125,582,000         $41,235,000
           ============                                                                      ============         ===========

Liabilities and Stockholders' Equity
Liabilities
Debt                                                                                          $33,267,000          $2,172,000
Other liabilities                                                                               3,862,000           4,009,000
Income taxes payable                                                                                    -           1,493,000
                                                                                                                  -----------


           Total liabilities                                                                   37,129,000           7,674,000
           -----------------                                                                 ------------         -----------

Stockholders' Equity
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding - none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 6,587,000 at June 30, 2003 and
  4,075,000 at September 30, 2002                                                                  66,000              41,000
Additional paid-in capital                                                                     57,833,000          10,247,000
Retained earnings                                                                              30,554,000          23,273,000
                                                                                             ------------         -----------

           Total stockholders' equity                                                          88,453,000          33,561,000
           --------------------------                                                        ------------         -----------

Total liabilities and stockholders' equity                                                   $125,582,000         $41,235,000
                                                                                             ============         ===========

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Operations
Unaudited

                                                Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                                     June 30,             June 30,            June 30,            June 30,
                                                        2003                2002                 2003                2002
                                                ------------------   ------------------   -----------------   -----------------
Revenues:
Finance income                                        $9,208,000          $8,800,000          $23,679,000         $27,488,000
Other                                                          -                   -                    -              96,000
                                                                                                                   ----------

                                                       9,208,000           8,800,000           23,679,000          27,584,000
                                                      ----------          ----------           ----------          ----------

Expenses:
General and administrative                             2,067,000           1,374,000            5,429,000           4,704,000
Third-party servicing                                  1,320,000           1,539,000            4,496,000           6,261,000
Provision for losses                                           -             350,000                    -             750,000
Interest                                               1,409,000             999,000            1,422,000           3,094,000
                                                      ----------          ----------           ----------          ----------

                                                       4,796,000           4,262,000           11,347,000          14,809,000
                                                      ----------          ----------           ----------          ----------

Income before income taxes                             4,412,000           4,538,000           12,332,000          12,775,000

Income tax expense                                     1,872,000           1,822,000            5,051,000           5,129,000
                                                      ----------          ----------           ----------          ----------

Net income                                            $2,540,000          $2,716,000           $7,281,000          $7,646,000
                                                      ==========          ==========           ==========          ==========

Net income per share - Basic                               $0.61               $0.67                $1.77               $1.90
                                                      ----------          ----------           ----------          ----------

                     - Diluted                             $0.55               $0.61                $1.62               $1.72
                                                      ----------          ----------           ----------          ----------

Weighted average number of shares
outstanding          - Basic                           4,188,000           4,047,000            4,116,000           4,029,000
                                                      ----------          ----------           ----------          ----------

                     - Diluted                         4,636,000           4,456,000            4,488,000           4,453,000
                                                      ----------          ----------           ----------          ----------

See accompanying notes to consolidated financial statements

Asta Funding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Unaudited

                                                                                       Nine Months Ended   Nine Months Ended
                                                                                            June 30,             June 30,
                                                                                             2003                 2002
                                                                                       -----------------   -----------------
Cash flows from operating activities:
Net income                                                                                   $7,281,000          $7,646,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                                                    108,000              90,000
Provision for losses                                                                                  -             750,000
Deferred income taxes                                                                            62,000            (253,000)
Changes in:
Restricted cash                                                                                       -              (1,000)
Repossessed automobiles held for sale                                                            45,000             117,000
Prepaid income taxes                                                                                  -             596,000
Other assets                                                                                    513,000            (583,000)
Income taxes payable                                                                         (1,493,000)          1,301,000
Other liabilities                                                                              (147,000)          1,511,000
                                                                                             ----------          ----------

           Net cash provided by operating activities                                          6,369,000          11,174,000

Cash flows from investing activities:
Auto loan principal payments                                                                     29,000             636,000
Purchase of consumer receivables acquired for liquidation                                   (61,499,000)        (31,657,000)
Principal collected on receivables acquired for liquidation                                  22,707,000          32,436,000
Finance receivables                                                                           1,443,000            (190,000)
Capital expenditures                                                                           (507,000)           (232,000)
                                                                                             ----------          ----------

            Net cash (used in) provided by investing activities                             (37,827,000)            993,000

Cash flows from financing activities:
Due from underwriters                                                                       (47,761,000)                  -
Advances from affiliate                                                                               -             (10,000)
Proceeds of common stock offering                                                            47,320,000                   -
Proceeds from exercise of options                                                               215,000             238,000
Cancellation of common shares                                                                    90,000                   -
Repayments of notes payable                                                                           -         (22,429,000)
Advances under lines of credit, net                                                          31,095,000           8,108,000
                                                                                             ----------          ----------


Net cash provided by (used in) financing activities                                          30,959,000         (14,093,000)
                                                                                             ----------          ----------

Decrease in cash                                                                               (499,000)         (1,926,000)

Cash at the beginning of period                                                               2,213,000           5,689,000
                                                                                             ----------          ----------

Cash at end of period                                                                        $1,714,000          $3,763,000
                                                                                             ----------          ----------

Supplemental disclosure of cash flow information:
Cash paid during the period
         Interest                                                                            $1,614,000            $675,000
         Income taxes                                                                        $4,694,000          $3,477,000

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

Note 1: Basis of Presentation

Asta Funding, Inc., together with its wholly owned subsidiaries, is a diversified consumer finance company that acquires, manages, collects and services portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the nine and three month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the nine and three month periods ended June 30, 2003 and 2002, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2003 and September 30, 2002, the results of operations for the nine and three month periods ended June 30, 2003 and 2002 and cash flows for the nine month periods ended June 30, 2003 and 2002 have been made. The results of operations for the nine and three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Note 3: Due from Underwriters

On June 27, 2003, we issued 2,100,000 shares of common stock at price of $20.75 per share in a secondary public offering. On June 30, 2003, an additional 375,000 shares of common stock were issued at the same price as part of this secondary offering. The proceeds due us at June 30, 2003, net of underwriters commissions was approximately $47,761,000 which was remitted to us on July 2, 2003.

Note 4: Consumer Receivables Acquired for Liquidation:

Accounts acquired for liquidation are stated at their net realizable value and consist of consumer loans to individuals throughout the country.

Note 5: Finance Receivables:

Finance receivables were factored accounts receivable primarily with full recourse.

Note 6: Debt:

We have a $25 million line of credit with a bank with interest at the prime rate which was 4.0% at June 30, 2003. The advances under the credit line are collateralized by portfolios of consumer receivables acquired for liquidation and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on January 31, 2004. On June 27, 2003, we received a temporary credit line increase of $11 million which increased our credit line to $36 million subject to the terms of the amendment. As of June 30, 2003, there was approximately $33.3 million outstanding under this line of credit and we were in compliance with all of the covenants under this line of credit. On July 2, 2003, we paid the bank $18.3 million on this facility from the proceeds of the common stock offering and the facility reverted back to $25 million.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The 25% participation due a third party has been accrued and is included in other liabilities. This note was paid in full in September 2002. During the nine months ended June 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.2 million charge in interest expense during the nine months ended June 30, 2003.

                               Asta Funding, Inc.
                   Notes to Consolidated Financial Statements

In January 2002, we purchased a thirty-five percent interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at 15%. This note was paid in full in September 2002.

Note 7: Stockholders' Equity:

On June 27, 2003, we issued 2,100,000 shares of common stock at price of $20.75 per share in a secondary public offering. On June 30, 2003, an additional 375,000 shares of common stock were issued at the same price as part of this secondary offering. The proceeds due us at June 30, 2003, net of underwriters commissions was approximately $47,761,000, which was remitted to us on July 2, 2003.

Note 8: Income recognition:

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

Based on an increase in actual cash flows for the three and nine months ended June 30, 2003, and projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2002, we revised our estimates of future collections. Such change in accounting estimates has resulted in approximately a $3.9 million increase in finance income recognized for the nine months ended June 30, 2003 for this portfolio. Part of the increase in actual collections was due to the sale of certain receivables during the three and nine months ended June 30, 2003.

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

                               Asta Funding, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth in our prospectus on form S-1 dated June 27, 2003 under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-QSB or other reports filed by us with the Securities and Exchange Commission. These factors include the following: we may not be able to purchase receivables at favorable prices and are subject to competition for such receivables; we may not be able to recover sufficient amounts on our receivables to fund our operations; we are dependent on external sources of financing to fund our operations; debt that we may incur from time to time may adversely affect our ability to obtain additional funds and increase our vulnerability to economic and business downturns; government regulations may limit our ability to recover and enforce receivables and other risks.

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

         We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the nine-month period ended June 30, 2003.

         Based on an increase in actual cash flows for the three and nine months ended June 30, 2003, and projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2002, we revised our estimates of future collections. Such change in accounting estimates has resulted in approximately a $3.9 million increase in finance income recognized for the nine months ended June 30, 2003 for these portfolios. Part of the increase in actual collections was due to the sale of certain receivables during the three and nine months ended June 30, 2003.

         We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to specific consumer receivable portfolios containing a significant amount of performing and semi-performing accounts, we recognize finance income on accounts that were being serviced by third-party servicers at the gross amounts received by the servicers. The servicing costs for these portfolios are reported as an expense on our income statement. In addition, with respect to specific consumer receivable portfolios we acquired, we agreed to a fifty percent profit sharing arrangement with our lender. However, the entire interest in this profit sharing arrangement was sold to us and a third-party in equal amounts in December 2001. The third-party profit allocation was recorded as interest expense over the estimated term of the related note payable which was paid in full in September 2002. During the nine months ended June 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.2 million charge in interest expense during the nine months ended June 30, 2003.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

                               Asta Funding, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

The nine-month period ended June 30, 2003, compared to the nine-month period ended June 30, 2002

Revenues. During the nine-month period ended June 30, 2003, finance income decreased $3.8 million or 13.8% to $23.7 million from $27.5 million for the nine-month period ended June 30, 2002. The decrease in finance income was primarily due to a decrease in finance income earned on consumer receivables acquired for liquidation, which resulted from a decrease in the average outstanding accounts acquired for liquidation during the nine-months ended June 30, 2003, as compared to the same prior year period. This decrease was partially offset by an increase in collections due to sales of certain receivables during the nine months ended June 30, 2003, as compared to no receivable sales in the same prior year period. In addition, the sale of most of the factored receivables on November 25, 2002, resulted in a decrease in finance income earned on these receivables during the nine-months ended June 30, 2003, as compared to the nine-months ended June 30, 2002. Based on an increase in actual cash flows for the three and nine months ended June 30, 2003, and projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2002, we revised our estimates of future collections. Such change in accounting estimates has resulted in approximately a $3.9 million increase in finance income recognized for the three and nine months ended June 30, 2003 for these portfolios. Part of the increase in actual collections was due to the sale of certain receivables during the nine months ended June 30, 2003. Due to what management believed were competitive factors, we only spent $4.4 million on receivable purchases during the first six months of the current fiscal year but during the three month period ending June 30, 2003, we spent $57.1 million on receivable purchases.

General and Administrative Expenses. During the nine-month period ended June 30, 2003, general and administrative expenses increased $0.7 million or 14.9% to $5.4 million from $4.7 million for the nine-months ended June 30, 2002, and represented 47.9 % of total expenses for the nine months ended June 30, 2003. The increase in general and administrative expenses was primarily due to an increase in servicing expenses which was partially offset by a decrease in factoring expenses during the nine-month period ended June 30, 2003, as compared to the same prior year period. The increase in servicing expenses resulted from the operating costs of our call center that was acquired in December 2002. The decrease in factoring expenses resulted from the sale of most of the factored receivables on November 25, 2002 and a reduction of some factoring receivable employees prior to the sale date.

Third-Party Servicing Expenses. During the nine-month period ended June 30, 2003, third-party servicing expenses decreased $1.8 million or 28.6% to $4.5 million from $6.3 million for the nine months ended June 30, 2002, and represented 39.6% of total expenses for the nine months ended June 30, 2003. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 and the elimination of recording of third-party servicing expenses on a specific portfolio during the nine months ended June 30, 2003, as compared to the same prior year period.

Interest Expense. During the nine-month period ended June 30, 2003, interest expense decreased $1.7 million or 54.8% to $1.4 million from $3.1 million compared to the same period in the prior year and represented 12.5% of total expenses for the nine-month period ended June 30, 2003. The decrease was due a reduction in the accrual of interest expense that was due to a profit participation on a specific portfolio during the nine-month period ended June 30, 2003, as compared to the same period in the prior year. During the three and nine month periods ending June 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.2 million charge in interest expense during the nine months ended June 30, 2003.

Provision for Credit Losses. During the nine-month period ended June 30, 2003, the provision for credit losses decreased $0.8 million or 100.0% to $0.0 million from $0.8 million for the nine-months ended June 30, 2002 and represented 0.0% of total expenses. The decrease was due to a decrease in the provision for credit losses on our financed receivables during the nine months ended June 30, 2003, as compared to the same prior year period.

The three-month period ended June 30, 2003, compared to the three-month period ended June 30, 2002

Revenues. During the three-month period ended June 30, 2003, finance income increased $0.4 million or 4.5% to $9.2 million from $8.8 million for the three-month period ended June 30, 2002. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from the sale of certain receivables during the three-months ended June 30, 2003, as compared to no receivable sales in the same prior year period. In addition, based on an increase in actual cash flows for the three and nine months ended June 30, 2003, and projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2002, we revised our estimates of future collections. Such change in accounting estimates has resulted in approximately a $3.9 million increase in finance income recognized for the nine months ended June 30, 2003 for these portfolios. Part of the increase in actual collections was due to the sale of certain receivables during the three months ended June 30, 2003. The increase in finance income was partially offset by a decrease in finance income earned from our factored receivables because most of the factored receivables were sold on November 25, 2002. Due to what management believed were competitive factors, we only spent $4.4 million on receivable purchases during the first six months of the current fiscal year but during the three month period ending June 30, 2003, we spent $57.1 million on receivable purchases.

General and Administrative Expenses. During the three-month period ended June 30, 2003, general and administrative expenses increased $0.7 million or 50.0% to $2.1 million from $1.4 million for the three-months ended June 30, 2002, and represented 43.1% of total expenses for the three months ended June 30, 2003. The increase in general and administrative expenses was primarily due to an increase in servicing expenses which was partially offset by a decrease in factoring expenses during the three-month period ended June 30, 2003, as compared to the same prior year period. The increase in servicing expenses resulted from the operating costs of our call center that was acquired in December 2002. The decrease in factoring expenses resulted from the sale of most of the factored receivables on November 25, 2002 and a reduction of some factoring receivable employees prior to the sale date.

                               Asta Funding, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third-Party Servicing Expenses. During the three-month period ended June 30, 2003, third-party servicing expenses decreased $0.2 million or 13.3% to $1.3 million from $1.5 for the three months ended June 30, 2002, and represented 27.5% of total expenses for the three months ended June 30, 2003. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 and the elimination of recording of third-party servicing expenses on a specific portfolio during the three months ended June 30, 2003, as compared to the same prior year period.

Interest Expense. During the three-month period ended June 30, 2003, interest expense increased $0.4 million or 40.0% to $1.4 million from $1.0 million compared to the same period in the prior year and represented 29.4% of total expenses for the three-month period ended June 30, 2003. The increase was primarily due to the accrual of interest expense that was due to profit participation on a specific portfolio during the three-month period ended June 30, 2003, as compared to the same period in the prior year. During the three and nine month periods ending June 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.2 million charge in interest expense during the nine months ended June 30, 2003.

Provision for Credit Losses. During the three-month period ended June 30, 2003, the provision for credit losses decreased $0.4 million or 100.0% to $0.0 million from $0.4 million for the three-months ended June 30, 2002 and represented 0.0% of total expenses. The decrease was due to a decrease in the provision for credit losses on our financed receivables during the three months ended June 30, 2003, as compared to the same prior year period.

Liquidity and Capital Resources

Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $25 million line of credit, for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $25 million line of credit with a financial institution. On June 27, 2003, we received a temporary credit line increase of $11 million which increased our credit line to $36 million subject to the terms of the amendment. As of June 30, 2003, there was approximately $33.3 million outstanding balance under this facility. On July 2, 2003, we paid $18.3 on this facility from the proceeds of the common stock offering. As of June 30, 2003, our cash and cash equivalents decreased to $1.7 million from $2.2 million at September 30, 2002. The decrease in cash and cash equivalents during the nine month period ended June 30, 2003, was primarily due to an increase in consumer receivable purchases during the period.

On June 27, 2003, we issued 2,100,000 shares of common stock at price of $20.75 per share in a secondary public offering. On June 30, 2003, an additional 375,000 shares of common stock were issued at the same price as part of this secondary offering. The proceeds due us at June 30, 2003, net of underwriters commissions was approximately $47,761,000, which was remitted to us on July 2, 2003.

Net cash provided by operating activities was $6.4 million during the nine-months ended June 30, 2003, compared to net cash provided by operating activities of $11.2 million during the nine-months ended June 30, 2002. The decrease in net cash provided by operating activities was primarily due to a decrease in other liabilities and income taxes payable during the nine-months ended June 30, 2003, as compared to the same period in the prior year. Net cash used in investing activities was $37.8 million during the nine-months ended June 30, 2003, compared to net cash provided by investing activities of $1.0 million during the nine-months ended June 30, 2002. The decrease in net cash provided by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation which was partially offset by a decrease in collections of consumer receivables acquired for liquidation during the nine-months ended June 30, 2003, compared to the same period in the prior year. Net cash provided by financing activities was $31.0 million during the nine-months ended June 30, 2003, compared to net cash used of $14.1 million during the nine-months June 30, 2002. The increase in net cash used in financing activities was primarily due an increase in borrowings under our credit facility during the nine-months ended June 30, 2003, compared to the same prior year period. The increase in borrowings was due to an increase in the purchase of consumer receivables for liquidation during the nine-months ended June 30, 2003, as compared to the nine-months ended June 30, 2002.

We have a $25 million line of credit with a bank with interest at the prime rate which was 4.00% at June 30, 2003. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on January 31, 2004. On June 27, 2003, we received a temporary credit line increase of $11 million which increased our credit line to $36 million subject to the terms of the amendment. As of June 30, 2003, there was approximately $33.3 million outstanding under this line of credit and we were in compliance with all of the covenants under this line of credit. On July 2, 2003, we paid the bank $18.3 million on this facility from the proceeds of the common stock offering and the facility reverted back to $25 million.

In August 2001, an investment banking firm provided approximately $29.9 million of financing in exchange for a note with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by one of our subsidiaries have been repaid. In December 2001, we purchased one-half of this right to receive subsequent collections for $1.5 million and a third party purchased the other one-half for $1.5 million. The 25% participation due a third party has been accrued and is included in other liabilities. This note was paid in full in September 2002. During the nine months ended June 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.2 million charge in interest expense during the nine months ended June 30, 2003.

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

                               Asta Funding, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the nine-months ended June 30, 2003, we acquired consumer portfolios at a cost of approximately $61.5 million. These acquisitions were financed with our cash on hand and our credit facility.

We anticipate the funds available under our current credit facility as well as funds that were received from our common stock offering and cash from operations will be sufficient to satisfy the our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

Although we have no present plans or intentions, we may consider possible acquisitions of, or investments in, complementary businesses. Any such possible acquisition or investments may be material and may require us to incur a significant amount of debt or issue a significant amount of equity securities. Further, any business that we may acquire or invest in will likely have its own capital needs, which may be significant, and which we may be called upon to satisfy.

Supplementary Information on Accounts Acquired for Liquidation

Schedule of Accounts Acquired for Liquidation by Income Recognition Category

                                                                  As of June 30, 2003

                                                            Cost Recovery           Interest Method
                                                              Portfolios              Portfolios
                                                            -------------           ---------------
Cummulative Original Purchase Price                             $48,588,000          $171,637,000

Cummulative Aggregate Managed Portfolios                     $2,147,858,000        $3,616,641,000

Receivable Carrying Value at                                     $3,918,000           $70,953,000

Finance Income Earned *                                          $5,222,000           $18,260,000
(for the nine months ended 6/30/03)

Total cash flows *                                               $6,676,000           $39,513,000
(for the nine months ended 6/30/03)

* The sum of total cash flows of $46,189,000 less the sum of total finance income earned on consumer receivables acquired for liquidation of $23,482,000 is $22,707,000 or the principal collected on receivables acquired for liquidation as per the statement of cash flows for the nine-months ended June 30, 2003.

The original purchase price reflects what we paid for the receivables from 1998 through June 30, 2003. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through June 30, 2003 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the nine-months ended June 30, 2003, we earned interest income of $5.2 million under the cost recovery method because we collected $5.2 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $18.3 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

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


                                                              Three Months Ended                         Nine Months Ended
                                                                   June 30,                                   June 30,
                                                          2003                 2002                     2003                 2002
                                                          ----                 ----                     ----                 ----
Net income, as reported                               $2,540,000           $2,716,000               $7,281,000           $7,646,000

Deduct: total stock-based compensation expense
        determined under the fair value method,
        net of tax                                     ($265,000)           ($188,000)               ($795,000)           ($565,000)
                                                       ----------           ----------               ----------           ----------
Pro-forma net income                                  $2,275,000           $2,528,000               $6,486,000           $7,081,000

Earnings per share:
       Basic - as reported                                 $0.61                $0.67                    $1.77                $1.90
       Basic - pro forma                                   $0.54                $0.62                    $1.58                $1.76

       Diluted - as reported                               $0.55                $0.61                    $1.62                $1.72
       Diluted - pro forma                                 $0.49                $0.57                    $1.46                $1.59

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

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2003

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, we were not involved in any material litigation in which we are a defendant. We regularly initiate legal proceedings as a plaintiff concerning our routine collection activities.

Item 2. Changes in Securities and Use of Proceeds

The effective date of our registration statement filed (Registration No. 333-105755) on Form S-1 relating to our secondary offering of Common Stock was June 27, 2003, We sold 2,100,000 shares and selling shareholder's sold 400,000 shares of Common Stock at a price of $20.75. On June 30, 2003, an additional 375,000 shares of Common Stock were sold by the Company at the same price as part of this secondary offering. The offering commenced on June 27, 2003 and closed on July 2, 2003. Gross proceeds to us from the secondary offering totaled approximately $51.4 million. The net proceeds due us at June 30, 2003, after Underwriters commissions was approximately $47.8 million which was remitted to us on July 2, 2003. Of the $47.8 million, $18.3 million was used to pay indebtedness and the remaining proceeds was invested in short term money market funds and will be used for the potential acquisitions of consumer receivables for liquidation, general corporate purposes or potential acquisitions of complementary businesses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

         We entered into a Loan and Security Agreement Amendment dated as of June 27, 2003, between us and Israel Discount Bank of NY. We are currently in compliance with all of the covenants under this line of credit.


Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

           10.14 Loan and Security Agreement Amendment dated as of June 27, 2003, between the Company and Israel Discount Bank of NY.

           99.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           99.3 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.4 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

                  The Registrant filed a report on Form 8-K under item 9 on May 13, 2003

                  The Registrant filed a report on Form 8-K under item 5 on June 2, 2003.

                  The Registrant filed a report on Form 8-K under item 5 on June 4, 2003.

                  The Registrant filed a report on Form 8-K under item 5 on June 27, 2003.

                  The Registrant filed a report on Form 8-K under item 5 on July 2, 2003.

                               Asta Funding, Inc.
                            Form 10-QSB June 30, 2003

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ASTA FUNDING, INC.
                                  (Registrant)

Date:August 11, 2003            By: /s/ Gary Stern
                                ------------------

                                  Gary Stern, President, Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2003           By: /s/ Mitchell Herman
                                -----------------------

                                 Mitchell Herman, Chief Financial Officer
                                 (Principal Financial Officer and
                                    Principal Accounting Officer)