Form 10-K
period 2003-09-30
ASTA FUNDING INC
filed 2003-12-22
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2003

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

             Delaware                                   22-3388607
---------------------------------------- ---------------------------------------
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

210 Sylvan Avenue, Englewood Cliffs, NJ                   07632
---------------------------------------- ---------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

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

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No -----

         Indicate by check mark no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ( ) No (X)

         The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $36,213,000, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of December 15, 2003, the registrant had 6,627,130 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference:

         The information called for by Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 28, 2004.

                                    FORM 10-K
                                TABLE OF CONTENTS


                                     PART I


Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders
Item 4A.   Executive Officers

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk
Item 8.    Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures
                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholers
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on 8-K

           Signatures
           Certifications

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described below under "Risk Factors" and "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements." Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Part I

Item 1.  Description of Business.

Overview

Asta Funding, Inc. acquires, manages, collects and services portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

     o charged-off receivables -- accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

     o semi-performing receivables -- accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

     o performing receivables -- accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

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

We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of MasterCard(R), Visa(R), retail installment contracts, secured asset portfolios and private label credit card accounts, among other types of receivables. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

     o our relationships with industry participants, collection agencies, investors and our financing sources;

     o   brokers who specialize in the sale of consumer receivable portfolios;
         and

     o   other sources.

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department or third-party servicers and collection agencies.

If we elect to outsource the servicing of receivables, our senior management typically determines the appropriate servicer based on the type of receivables purchased. Once a group of receivables is sent to a third-party servicer our management actively monitors and reviews the servicer's performance on an ongoing basis. Based on portfolio performance guidelines, our management either will move certain receivables from one third-party servicer to another or to our internal servicing department if it anticipates that this will result in an increase in collections or it will sell the portfolio. In December 2002, we acquired a collection center which expanded our internal collection and servicing capabilities. The collection center currently employs approximately 33 persons, including senior management and has the capacity for more than 100 employees. We believe that the retention of these employees, as well as the increased capacity available at the collection center, will better assist us in monitoring our third-party servicers, while giving us greater flexibility in the future for servicing in-house a larger percentage of our consumer receivable portfolios.

We acquire portfolios through a combination of internally generated cash flow and bank debt. In the past, on certain large portfolio acquisitions we have partnered with a large financial institution in which we shared in the revenues generated from the collections on the portfolios.

For the years ended September 30, 2001, 2002 and 2003, our revenues were approximately $24.1 million, $36.0 million and $34.9 million respectively, and our net income was approximately $8.6 million, $10.4 million and $11.6 million, respectively. During these same years our cash collections were approximately $47.5 million, $78.6 million and $80.2 million respectively.

We were formed in 1994 as an affiliate of Asta Group, Incorporated, an entity owned by Arthur Stern, our Chairman of the Board and an Executive Vice President, Gary Stern, our President and Chief Executive Officer, and other members of the Stern family, to purchase, at face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we decided to capitalize on our management's more than 40 years of experience and expertise in acquiring and managing consumer receivable portfolios for Asta Group. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of Asta Group, purchased our first significant consumer receivable portfolio. Since then, Asta Group ceased acquiring consumer receivable portfolios and, accordingly, does not compete with us.

Industry Overview

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is a growing industry that is driven by:

     o   increasing levels of consumer debt;

     o   increasing defaults of the underlying receivables; and

     o increasing utilization of third-party providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $2.0 trillion at August 31 2003. According to the Nilson Report, a credit card industry newsletter, the consumer credit market will increase to $2.8 trillion by 2010 and credit card charge-offs are predicted to reach $72.9 billion by 2005, up from $18.0 billion in 1995.

We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

Our primary objective is to utilize our management's experience and expertise to effectively grow our business by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategy includes:

     o managing the collection and servicing of our consumer receivable portfolios, including outsourcing a majority of those activities to maintain low fixed overhead;

     o expanding financial flexibility through increased capital and lines of credit;

     o capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios; and

     o expanding our business through the purchase of consumer receivables from new and existing sources.

We believe that as a result of our management's experience and expertise, and the fragmented yet growing market in which we operate, we are well-positioned to successfully implement our strategy.

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

Consumer Receivables Business

Receivables Purchase Program

We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard(R), Visa(R), retail installment contracts, secured asset portfolios and private label credit card accounts, among other types of receivables.

From time to time, we may acquire directly, and indirectly through the consumer receivable portfolios that we acquire, secured consumer asset portfolios.

     We identify potential portfolio acquisitions on an ongoing basis through:

     o our relationships with industry participants, collection agencies, investors and our financing sources;

     o   brokers who specialize in the sale of consumer receivable portfolios;
         and

     o   other sources.

Historically, the purchase prices of the consumer receivable portfolios that we have acquired have ranged from $500,000 to more than $50 million. As a part of our strategy to acquire consumer receivable portfolios, we have from time to time entered into, and may continue to enter into, joint ventures and participation and profit sharing agreements with our sources of financing and our servicers. These arrangements may take the form of a joint bid, shared ownership of an entity specially formed for a specific portfolio purchase or a profit-sharing arrangement with a servicer or financing source who assists in the acquisition of a portfolio and may waive its right to receive a commission and provide us with more favorable non-recourse financing terms or a discounted servicing commission.

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

Receivable Servicing

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department or third-party servicers and collection agencies.

Therefore, if we are successful in acquiring the portfolios, we can promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owners we have significantly more flexibility in establishing payment programs.

Once a portfolio has been acquired, we or our servicer generally download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We or our servicers send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify the three major credit reporting agencies of our new ownership of the receivables.

We presently outsource the majority of our receivable servicing to third-party servicers. Our senior management typically determines the appropriate servicer based on the type of receivables purchased. Once a group of receivables is sent to a third-party servicer our management actively monitors and reviews the servicer's performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments to assist it in evaluating the results of the efforts of the third-party servicers. Based on portfolio performance guidelines, our management will move certain receivables from one third-party servicer to another or to our internal servicing department if it anticipates that this will result in an increase in collections.

In December 2002, we acquired a collection center that currently employs approximately 33 experienced persons with the capacity for over 100 employees. This facility expands our internal collection and servicing capabilities, gives us greater flexibility and control over the servicing of our consumer receivables portfolios and assists us in monitoring our third-party servicers.

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

Legal. If the collection department determines that the customer has the ability to satisfy his obligation but our normal collection activities have not resulted in any resolution of the customer's obligations, the account is referred to the legal department, which consists of non-lawyer administrative staff experienced in collection work. The legal department refers legal case proceedings to outside counsel. The legal department also refers accounts to the skiptrace department to obtain a current phone number, address, the location of assets of the obligor or the identity of the obligor's employer. In addition, the legal department communicates with the collection attorneys that we utilize throughout the country.

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

Accounting employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The accounting department also assists the customer service department in the handling of buy-back requests from companies who have purchased receivables from us. In addition, the accounting department reviews the results of the collection of consumer receivable portfolios that are being serviced by third- party collection agencies.

Portfolio Sales

We sell certain receivables to other debt buyers to increase revenue and cash flows. There are many factors that contribute to the decision of which receivables to sell and which to service, including:

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

Competition

Our business of purchasing distressed consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

     o other purchasers of consumer receivables, including third-party collection companies; and

     o   other financial services companies who purchase consumer receivables.

Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market.

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

Management Information Systems

We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other finance companies. Accordingly, we continually upgrade our computer hardware and, when necessary, our software to support the servicing and recovery of consumer receivables acquired for our liquidation. Our telecommunications and computer systems allow us to quickly and accurately process large amounts of data necessary to purchase and service consumer receivable portfolios. In addition, we rely on the information technology of our third-party servicers and periodically review their systems to ensure that they can adequately service our consumer receivable portfolios.

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements.

Government Regulation

The relationship of a consumer and a creditor is extensively regulated by federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following statutes and regulations promulgated hereunder: the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act and the Fair Credit Reporting Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to have complied with applicable laws could create claims and rights to offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

Several federal, state and municipal laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act and comparable state statutes regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA and certain state statutes specifically addressing third-party debt collectors, it is our policy to comply with applicable laws in our collection activities. Additionally, our third-party servicers may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our servicers' collection activities, failure to comply with such laws could have a materially adverse effect on us.

Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect the receivables.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our servicers have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs and fines and penalties.

We currently hold a number of licenses issued under applicable consumer credit laws. Certain of our current licenses and any licenses that we may be required to obtain in the future may be subject to periodic renewal provisions and/or other requirements. Our inability to renew licenses or to take any other required action with respect to such licenses could have a material adverse effect upon our results of operation and financial condition.

Risk Factors

You should carefully consider these risk factors in addition to our financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and shareholders might lose all or part of their investment.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all.

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

We have seen at certain times that the market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods.

The growth in consumer debt may also be affected by:

     o   a slowdown in the economy;

     o   reductions in consumer spending;

     o   changes in the underwriting criteria by originators; and

     o   changes in laws and regulations governing consumer lending.

Any slowing of the consumer debt growth trend could result in a decrease in the availability of consumer receivable portfolios for purchase that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such portfolios in turn will reduce the profit, if any, we generate from such portfolios.

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

     o the timing and amount of collections on our consumer receivable portfolios;

     o our inability to identify and acquire additional consumer receivable portfolios;

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

     o   subsequently deemed these obligations as uncollectible; and

     o   charged-off these obligations.

These receivable portfolios are purchased at significant discounts to the amount the consumers owe. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

Our ability to recover on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

We are subject to intense competition for the purchase of consumer receivable portfolios.

We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our revenues and earnings could be materially reduced.

We are dependent upon third parties to service a majority of our consumer receivable portfolios.

Although we utilize our in-house collection staff to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third party servicers to service and collect our consumer receivables. However, any failure by our third party servicers to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement servicers and redirect payments from the debtors to our new servicer promptly in the event our agreements with our third-party servicers are terminated, our third-party servicers fail to adequately perform their obligations or if our relationships with such servicers adversely change.

Our collections may decrease if bankruptcy filings increase.

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor's assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

If we are unable to access external sources of financing, we may not be able to fund and grow our operations.

We depend on loans from our credit facility and other external sources, including loans from Asta Group, one of our affiliates, from time to time, to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to:

     o   purchase consumer receivable portfolios; and

     o   achieve our growth plans.

In addition, some of our financing sources impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could:

     o   cause our indebtedness to become immediately payable;

     o   preclude us from further borrowings from these existing sources; and

     o prevent us from securing alternative sources of financing necessary to purchase consumer receivable portfolios and to operate our business.

Our credit line, which was $25 million as of September 30, 2003, and increased to $35 million on November 24, 2003, expires on January 31, 2004, and we may not be able to renew or replace such facility on terms favorable to us or at all. If we are unable to renew or replace such facility, we may be unable to purchase additional consumer receivable portfolios, and our ability to generate revenues would be adversely affected.

We use estimates for recognizing revenue on a majority of our consumer receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

We recognize finance income on a majority of our consumer receivable portfolios using the interest method. We only use this method if we can reasonably estimate the expected amount and timing of cash to be collected on a specific portfolio based on historic experience and other factors. Under the interest method, we recognize finance income on the effective yield method based on the actual cash collected during a period, future estimated cash flows and the portfolio's carrying value prior to the application of the current quarter's cash collections. The estimated future cash flows are reevaluated quarterly. If future cash collections on these portfolios were less than what was estimated, we would recognize less than anticipated finance income or possibly an expense that would reduce our earnings during such periods. Any reduction in our earnings could materially adversely affect our stock price.

We may rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.

We may rely on third parties, including brokers and some of our servicers, to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected. In addition, if we or such parties fail to correctly or adequately evaluate the value or collectibility of these consumer receivable portfolios, we may pay too much for such portfolios and our earnings could be negatively affected.

We may not be successful at acquiring receivables of new asset types or in implementing a new pricing structure.

We may pursue the acquisition of receivable portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables, and consequently, we may not generate a profit from these receivable portfolio acquisitions.

The loss of any of our executive officers may adversely affect our operations and our ability to successfully acquire receivable portfolios.

Arthur Stern, our Chairman and an Executive Vice President, Gary Stern, our President and Chief Executive Officer, and Mitchell Herman, our Chief Financial Officer and Executive Vice President, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Arthur Stern, Gary Stern or Mitchell Herman could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

The Stern family effectively controls Asta, substantially reducing the influence of our other stockholders.

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of minor children of Barbara Marburger and Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, beneficially own in the aggregate approximately 28.2% of our outstanding shares of common stock. In addition, other members of the Stern Family, such as adult children of Gary Stern and Barbara Marburger, own additional shares. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

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

We have experienced rapid growth over the past several years, which has placed significant demands on our administrative, operational and financial resources and could result in an increase in our expenses.

We plan to continue our growth, which could place additional demands on our resources and cause our expenses to increase. Future internal growth will depend on a number of factors, including:

     o the effective and timely initiation and development of relationships with sellers of consumer receivable portfolios and strategic partners;

     o our ability to maintain the collection of consumer receivables efficiently; and

     o   the recruitment, motivation and retention of qualified personnel.

Sustaining growth will also require the implementation of enhancements to our operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth and any failure to do so could adversely affect our ability to generate revenues and control our expenses.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

     o   the Fair Debt Collection Practices Act;

     o   the Federal Trade Commission Act;

     o   the Truth-In-Lending Act;

     o   the Fair Credit Billing Act;

     o   the Equal Credit Opportunity Act; and

     o   the Fair Credit Reporting Act.

We may be precluded from collecting receivables we purchase where the creditor or other previous owner or servicer failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover on receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements. In addition, our third-party servicers may be subject to these and other laws and their failure to comply with such laws could also materially adversely affect our revenues and earnings.

Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect on our receivables which could also adversely affect our revenues and earnings.

Because our receivables are generally originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and may involve consumers in all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our servicers have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

We may incur substantial debt from time to time in connection with our purchase of consumer receivable portfolios which could affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

We may incur substantial indebtedness from time to time in connection with the purchase of consumer receivable portfolios and would be subject to the risks associated with incurring such indebtedness, including:

     o we would be required to dedicate a portion of our cash flows from operations to pay debt service costs and, as a result, we would have less funds available for operations, future acquisitions of consumer receivable portfolios, and other purposes;

     o it may be more difficult and expensive to obtain additional funds through financings, if available at all;

     o we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

     o if we defaulted under any of our existing credit facilities or if our creditors demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged substantially all of our assets to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

Any indebtedness that we incur under our existing line of credit will be secured by substantially all of our assets. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facilities impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

     o   acceleration of the payment of our outstanding indebtedness;

     o cross defaults to and acceleration of the payment under other financing arrangements;

     o our inability to borrow additional amounts under our existing financing arrangements; and

     o our inability to secure financing on favorable terms or at all from alternative sources.

Any of these consequences could adversely affect our ability to acquire consumer receivable portfolios and operate our business.

Class action suits and other litigation in our industry could divert our management's attention from operating our business and increase our expenses.

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

     o   the need to expand management, administration and operational systems.

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

We have and may continue to make investments in companies or commence operations in businesses and industries that are not identical to those with which we have historically been successful. If these investments or arrangements are not successful, our earnings could be materially adversely affected by increased expenses and decreased revenues.

If our technology and phone systems are not operational, our operations could be disrupted and our ability to successfully acquire receivable portfolios could be adversely affected.

Our success depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection or monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party servicers who also may be adversely affected in the event of an outage in which the third-party servicer does not have adequate backup arrangements. Any interruption in our operations or our third-party servicers' operations could have an adverse effect on our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 6,627,130 shares of common stock issued and outstanding as of the date hereof. Of these shares, 1,967,434 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended. The remainder of our outstanding shares were freely tradeable. In addition, options to purchase approximately 612,500 shares of our common stock were outstanding as of the date here of which 469,001 were vested and the exercise prices of such options were substantially lower than the current market price of our common stock. The remainder of such options will vest over the next three years. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Employees

As of September 30, 2003, we had 81 full-time employees. We are not a party to any collective bargaining agreement.

Item 2.  Property.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 10,000 square feet of general office space for approximately $15,000 per month. The lease expires on July 31, 2005.

In addition, our call center is located in Bethlehem, Pennsylvania, where we lease approximately 9,070 square feet of general office space for approximately $10,000 per month. The lease expires on December 31, 2004.

We believe that our existing facilities are adequate for our current and anticipated needs.


Item 3.  Legal Proceedings.

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-K, we were not involved in any material litigation in which we were a defendant.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

Item 4A. Executive Officers.

Arthur Stern is our Chairman of the Board of Directors and an Executive Vice President. From 1963 until December 1995, Mr. Stern was President of Asta Group, Incorporated, a consumer finance company, and since 1996 has served as Vice President of Asta Group. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections.

Gary Stern is our President and Chief Executive Officer. Mr. Stern also currently serves as President of Asta Group and has served in the capacities of Vice President, Secretary, Treasurer and a director of Asta Group since 1980 and held other positions with Asta Group from 1973 through 1980. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections.

Mitchell Herman is our Chief Financial Officer and Executive Vice President. From September 1993 to May 1994 he was a manager with Paul Abrams & Co., a certified public accounting firm. From September 1990 to September 1993, Mr. Herman was a senior accountant with Shapiro & Lieberman, a certified public accounting firm. Mr. Herman is a certified public accountant.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Between November 13, 1995 and August 15, 2000, our common stock, par value $.01 per share, had been quoted on the Nasdaq Small Cap Market. Since August 15, 2000, our common stock has been quoted on the Nasdaq National Market system under the symbol "ASFI." On December 10, 2003 there were approximately 24 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2001 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                                  High        Low
                                                  ----        ---

October 1, 2001 to December 31, 2001             $15.25      $9.00
January 1, 2002 to March 31, 2002                 19.82      12.94
April 1, 2002 to June 30, 2002                    18.32      12.17
July 1, 2002 to September 30, 2002                13.44       9.00

October 1, 2002 to December 31, 2002              12.37       8.99
January 1, 2003 to March 31, 2003                 17.21      10.58
April 1, 2003 to June 30, 2003                    25.51      17.00
July 1, 2003 to September 30, 2003                28.60      22.40

Dividends

We declared a $0.05 cash dividend on our common stock payable on November 1, 2003 and expect to pay a regular cash dividend in future quarters. This will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

In September 2003, we issued 3,000 shares of our common stock to a former director. The shares of common stock were valued at $26.80 per share. Under the terms of the issuance of the shares to the former director he has agreed not to sell any of the shares without our prior consent.

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

Item 6. Selected Financial Data

The following tables set forth below is a summary of consolidated financial data as of and for the five fiscal years ended September 30, 2003. The selected financial data for the five fiscal years ended September 30, 2003, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

                                                                                    Year Ended September 30,
                                                           ------------------------------------------------------------------------
                                                               1999           2000           2001           2002           2003
                                                           ------------   ------------   ------------   ------------   ------------

                                                                            (in thousands, except per share data)
Operations Statement Data:
Finance income ........................................    $     11,363   $     18,040   $     24,100   $     35,793   $     34,862
Servicing fee income ..................................             240             70             14            219           --
                                                           ------------   ------------   ------------   ------------   ------------

Total revenue .........................................          11,603         18,110         24,114         36,012         34,862
                                                           ------------   ------------   ------------   ------------   ------------

Costs and expenses:
General and administrative ............................           3,094          4,091          5,653          6,698          7,837
Third-party servicing .................................            --             --            2,757          7,433          5,564
Interest expense ......................................           3,634            410            920          3,643          1,855
Provision for credit losses ...........................           1,688          3,954            450            950           --
                                                           ------------   ------------   ------------   ------------   ------------
Total expenses ........................................           8,416          8,455          9,780         18,724         15,256
                                                           ------------   ------------   ------------   ------------   ------------

Income before provisions for income taxes .............           3,187          9,655         14,334         17,288         19,606
Provisions for income taxes ...........................             454          3,825          5,743          6,905          8,032
                                                           ------------   ------------   ------------   ------------   ------------

Net income ............................................    $      2,733   $      5,830   $      8,591   $     10,383   $     11,574
                                                           ============   ============   ============   ============   ============

Basic net income per share ............................    $       0.69   $       1.48   $       2.16   $       2.57   $       2.45
                                                           ============   ============   ============   ============   ============

Diluted net income per share ..........................    $       0.69   $       1.43   $       2.06   $       2.38   $       2.25
                                                           ============   ============   ============   ============   ============

                                                                                    Year Ended September 30,
                                                           ------------------------------------------------------------------------
                                                               1999           2000           2001           2002           2003
                                                           ------------   ------------   ------------   ------------   ------------

                                                                                         (in millions)
Other Financial Data:
Cash collections ......................................    $       46.6   $       29.8   $       47.5   $       78.6   $       80.2
Portfolio purchases, at cost ..........................            55.4            1.4           65.1           36.6          115.6
Portfolio purchases, at face ..........................         1,375.7          208.5          689.5        1,495.7        3,576.4
Cumulative aggregate managed portfolios ...............         1,379.0        1,587.5        2,277.0        3,772.7        7,349.0
Return on average assets (1) ..........................            12.0%          23.9%          22.6%          21.6%          15.0%
Return on average stockholders' equity (1) ............            40.5%          52.8%          46.9%          36.9%          18.4%

(1) The return on average assets is computed by dividing net income by average total assets for the period. The return on average stockholders' equity is computed by dividing net income by the average stockholders' equity for the period. Both ratios have been computed using beginning and period-end balances.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-K.

Overview

We acquire, manage, collect and service portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

     o charged-off receivables - accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

     o semi-performing receivables - accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

     o performing receivables - accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

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

Critical Accounting Policies

We account for our investments in consumer receivable portfolios, using either the interest method or the cost recovery method.

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

We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. For the year ended September 30, 2003, we recorded $498,000 write-off on a receivable portfolio against a reserve previously established.

Based on increases in actual cash flows for the year ended September 30, 2003, and projected future cash flows through September 30, 2005, on certain portfolios as compared to what we estimated at September 30, 2002, we revised our estimate of future collections. Such change in accounting estimate has resulted in approximately an $8.1 million increase in finance income recognized for the year ended September 30, 2003 for these portfolios.

We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to several recent purchases of consumer receivable portfolios containing a significant amount of performing and semi-performing accounts, we recognize finance income on accounts that were being serviced by third-party servicers at the gross amounts received by the servicers. The servicing costs for these portfolios are reported as an expense on our income statement. In addition, with respect to specific consumer receivable portfolios we acquired, we agreed to a fifty percent profit sharing arrangement with our lender. However, the interest in this profit sharing arrangement held by our lender was sold to us and a third-party in equal amounts in December 2001. The third-party profit allocation was recorded as interest expense over the estimated term of the related note payable. During the year ended September 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.6 million interest expense charge during the year ended September 30, 2003.

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002

Revenues. For the year ended September 30, 2003, finance income decreased $0.9 million or 2.5% to $34.9 million from $35.8 million for the year ended September 30, 2002. The decrease in finance income was primarily due to a decrease in finance income earned on consumer receivables acquired for liquidation, which resulted from a decrease in the average outstanding accounts acquired for liquidation during the first six months of the fiscal year ended September 30, 2003, as compared to the same prior year period. In addition, the sale of most of the factored receivables on November 25, 2002, resulted in a decrease in finance income on these receivables during the year ended September 30, 2003 as compared to September 30, 2002. Based on increases in actual cash flows for the year ended September 30, 2003, and projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2002, we revised our estimate of future collections. Such change in accounting estimate has resulted in approximately an $8.1 million increase in finance income recognized for the year ended September 30, 2003 for these portfolios. Due to what management believed were competitive factors, we only spent $4.4 million on receivable purchases during the first six months in the year ended September 30, 2003, but during the last six months of this same period, we spent $111.2 million on receivable purchases.

General and Administrative Expenses. For the year ended September 30, 2003, general and administrative expenses increased $1.1 million or 16.4% to $7.8 million from $6.7 million for the year ended September 30, 2002, and represented 51.4% of total expenses for the year ended September 30, 2003. The increase in general and administrative expenses was primarily due to an increase in salaries and other servicing costs which was partially offset by a decrease in factoring expenses during the year ended September 30, 2003 as compared to September 30, 2002. Most of the increase in servicing expenses resulted from the operating costs of our call center that was acquired in December 2002 and an increase in court cost expenditures this fiscal year as compared to the same prior year period. The decrease in factoring expenses resulted from the sale of most of the factored receivables on November 25, 2002.

Third-Party Servicing Expenses. For the year ended September 30, 2003, third-party servicing expenses decreased $1.8 million or 24.3% to $5.6 million from $7.4 million for the year ended September 30, 2002, and represented 36.4% of total expenses for the year ended September 30, 2003. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 and the elimination of recording third-party servicing expenses on a specific portfolio during the year ended September 30, 2002.

Interest Expense. For the year ended September 30, 2003, interest expense decreased $1.7 million or 47.2% to $1.9 million from $3.6 million for the year ended September 30, 2002, and represented 12.2% of total expenses for the year ended September 30, 2003. Most of the decrease was due to a reduction in the accrual of interest expense that was due to profit participation on a specific portfolio during the year ended September 30, 2003, as compared to the same prior year period. During the year ended September 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.6 million interest expense charge during the year ended September 30, 2003.

Provision for Credit Losses. For the year ended September 30, 2003, the provision for credit losses decreased $1.0 million or 100.0% to $0.0 from $1.0 million for the year ended September 30, 2002, and represented 0.0% of total expenses for the year ended September 30, 2003. The decrease was due to a decrease in the provision for credit losses on our financed receivables during the year ended September 30, 2003, as compared to the prior year.

Net income. For the year ended September 30, 2003, net income increased $1.2 million or 11.5% to $11.6 million from $10.4 million for the year ended September 30, 2002. Net income per share for the year ended September 30, 2003 decreased $.0.13 per share (diluted) or 5.5% to $2.25 per share (diluted) from $2.38 per share (diluted) for the year ended September 30, 2002. The decrease in earnings per share is a result of a higher weighted average number of shares outstanding (diluted) compared to the prior period, primarily resulting from the secondary stock offering in June 2003.

Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001

Revenues. For the year ended September 30, 2002, finance income increased $11.7 million or 48.5% to $35.8 million from $24.1 million for the year ended September 30, 2001. The increase in finance income was primarily due to an increase in collections on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the year ended September 30, 2002 as compared to September 30, 2001. The increase in other income resulted from a fee earned on the sale of certain receivables and the receipt of a break-up fee on an unsuccessful purchase of consumer receivables during the year ended September 30, 2002, which was offset by a decrease in servicing fee income which was due to a decrease in the dollar amount of contracts being serviced as a result of the continuing decline in automobile contracts being serviced for others.

General and Administrative Expenses. For the year ended September 30, 2002, general and administrative expenses increased $1.0 million or 17.5% to $6.7 million from $5.7 million for the year ended September 30, 2001 and represented 35.8% of total expenses for the year ended September 30, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and other costs associated with an increase in consumer receivables that were purchased during the fiscal year ended September 30, 2001 and were being were serviced internally by us during the entire year ended September 30, 2002, as compared to the same prior year period and a $252,000 consulting fee expense during the year ended September 30, 2002, that was not incurred during the same prior year period. This increase in servicing costs on consumer receivables acquired for liquidation was partially off-set by a decrease in serving costs related to servicing automobile contracts for the year ended September 30, 2002 as compared to the prior year.

Third-Party Servicing Expenses. For the year ended September 30, 2002, third-party servicing expenses increased $4.6 million or 164.3% to $7.4 million from $2.8 million for the year ended September 30, 2001, and represented 39.6% of total expenses for the year ended September 30, 2002. The increase in third-party servicing expenses was primarily due to servicing costs on consumer receivables that were serviced by others during the entire year ended September 30, 2002 and that were not being serviced during the prior year.

Interest Expense. For the year ended September 30, 2002, interest expense increased $2.7 million or 300.0% to $3.6 million from $0.9 million for the year period ended September 30, 2001, and represented 19.3% of total expenses for the year ended September 30, 2002. The increase was partially due to an increase in the outstanding borrowings under our lines of credit and notes payable during the year ended September 30, 2002, as compared to the same period in the prior year. The increase in borrowings was partially due to the increase in acquisitions of consumer receivables acquired for liquidation during the fiscal year ended September 30, 2001. In addition, a substantial portion of the increase was due to a lender profit participation that was accrued on a certain portfolio during the entire year ended September 30, 2002, that was only outstanding for one month in the prior fiscal year and was included in interest expense.

Provision for Credit Losses. For the year ended September 30, 2002, the provision for credit losses increased $0.5 million or 111.1% to $0.95 million from $0.45 million for the year ended September 30, 2002, and represented 5.3% of total expenses for the year ended September 30, 2001. The increase was due to an increase in the provision for financed receivables during the year ended September 30, 2002, as compared to the prior year.

Net income. For the year ended September 30, 2002, net income increased $1.8 million or 20.9% to $10.4 million from $8.6 million for the year ended September 30, 2001. During the year ended September 30, 2002, net income per share increased $0.32 per share (diluted) or 15.5% to $2.38 per share (diluted) from $2.06 per share (diluted) for the year ended September 30, 2001. The increase in earnings per share was less than the increase in net income as a result of a higher weighted average number of shares outstanding (diluted) compared to the prior year.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $6.8 million compared to $2.2 million at September 30, 2002. The increase in cash and cash equivalents at September 30, 2003, was primarily due to a decrease in the repayment of debt for the year ended September 30, 2003 as compared to the prior year. Primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. We have maintained a $25 million line of credit for portfolio purchases in fiscal 2003, which was increased to $35 million on November 24, 2003. In addition, we also arrange for financing on a transactional basis. While we have historically been able to finance portfolio purchases, we do not have committed loan facilities, other than our line of credit with a financial institution. As of September 30, 2003 and November 24, 2003, we had outstanding borrowings of $16.4 and $30.4 million respectively under this facility and we were in compliance with all of the covenants under this line of credit.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

                                                                                    Year Ended September 30,
                                                           ------------------------------------------------------------------------
                                                               1999           2000           2001           2002           2003
                                                           ------------   ------------   ------------   ------------   ------------

                                                                                         (in millions)
Balance at beginning of period ........................    $        0.9   $       16.5   $        4.4   $       43.8   $       36.1
Acquisitions of finance receivables,
net of buybacks .......................................            55.5            1.5           65.1           36.6          115.6
Cash collections, including
sales, applied to principal (1) .......................           (39.6)         (13.3)         (25.7)         (44.3)         (45.6)
Portfolio writedown ...................................            (0.3)          (0.3)          --             --             (0.5)
                                                           ------------   ------------   ------------   ------------   ------------

Balance at end of period ..............................    $       16.5   $        4.4   $       43.8   $       36.1   $      105.6
                                                           ============   ============   ============   ============   ============

(1) Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Net cash provided by operating activities was $12.0 million during the year ended September 30, 2003, compared to $14.9 million during the year ended September 30, 2002. The decrease was primarily due to a decrease in income taxes payable and other liabilities and an increase in other assets at September 30, 2003, compared to the prior year.

Net cash used in investing activities was $69.1 million during the year ended September 30, 2003, compared to net cash provided by investing activities of $8.9 million during the year ended September 30, 2002. The decrease in cash from investing activities was primarily due to an increase in purchases of consumer receivables acquired for liquidation during the year ended September 30, 2003, compared to the prior year.

Net cash provided by financing activities was $61.8 million during the year ended September 30, 2003, compared to net cash used in financing activities of $27.3 million for the prior year. The increase in net cash provided by financing was primarily due to the proceeds of $47.3 million from our common stock offering and a $14.2 million increase in borrowings during the year ended September 30, 2003, as compared to the prior year. The increase in borrowings resulted from an increase in purchases of accounts acquired for liquidation during the last six months of the year ended September 30, 2003, as compared to the year ended September 30, 2002. As of September 30, 2003, we had a $25 million line of credit with interest at the prime rate which was 4.00% at September 30, 2003. This line of credit was increased to $35 million on November 24, 2003. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on January 31, 2004. As of September 30, 2003 and November 24, 2003, we had outstanding borrowings of $16.4 and $30.4 million respectively under this line of credit and we were in compliance with all of the covenants under this line of credit.

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

In January 2002, we purchased a 35% interest in a consumer receivable portfolio and financed the entire purchase price of $1.6 million through a note to the seller. The note bears interest at 15%. The outstanding balance was payable from the cash flows of a specific portfolio. This note was paid in full in September 2002.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the year ended September 30, 2003, we acquired consumer portfolios at a cost of approximately $115.6 million having an aggregate outstanding balance totaling approximately $3.6 billion.

We anticipate that the net proceeds to us from our 2003 secondary offering, funds available under our current credit facility as well as funds that may be made available by Asta Group, Incorporated, an affiliate of ours, and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. We are currently negotiating with our bank to obtain an increase in our line of credit above $35 million and to extend the line for periods beyond January 31, 2004. If we are unable to obtain an increase and/or an extension of our line of credit, this may have a negative impact in our growth. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we may be required to seek additional funding.

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

Supplementary Information on Consumer Receivables Portfolios:

                               Portfolio Purchases

                                                                                                Year Ended
                                                                                               September 30,
                                                                          -------------------------------------------------------
                                                                               2001                2002                2003
                                                                          ---------------     ---------------     ---------------
                                                                                               (in millions)

Aggregate Purchase Price .............................................    $          65.1     $          36.6     $         115.6
Aggregate Portfolio Face Amount ......................................              687.4             1,495.7             3,576.4

              Schedule of Portfolios by Income Recognition Category

                                                 September 30, 2001            September 30, 2002            September 30, 2003
                                            ---------------------------   ---------------------------   ---------------------------
                                                Cost         Interest         Cost         Interest         Cost         Interest
                                              Recovery        Method        Recovery        Method        Recovery        Method
                                             Portfolios     Portfolios     Portfolios     Portfolios     Portfolios     Portfolios
                                            ------------   ------------   ------------   ------------   ------------   ------------

                                                                                  (in millions)

Original Purchase
Price (at period end) ..................    $       44.1   $       78.4   $       46.6   $      112.1   $       48.6   $      171.7
Cumulative Aggregate
Managed Portfolios
(at period end) ........................         1,645.8          631.2        1,964.2        1,808.5        2,147.9        5,201.1
Receivable Carrying
Value (at period end) ..................             3.5           40.3            3.3           32.8            2.8          102.8
Finance Income Earned
(for the respective
period) ................................             6.1           15.8            6.2           28.1            6.9           27.7
Total Cash Flows (for
the respective
period) ................................             7.0           40.5            9.0           69.6            9.0           71.2

The original purchase price reflects what we paid for the receivables from 1998 through the end of the respective period. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers at the end of the respective period. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2003, we earned interest income of $6.9 million under the cost recovery method because we collected $6.9 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $27.7 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

The sum of total cash flows of $80.2 million less the sum of total finance income earned on consumer receivables acquired for liquidation of $34.6 million, is $45.6 million or the principal amortized on receivables acquired for liquidation as per the statement of cash flows for the year ended September 30, 2003.

New Accounting Pronouncements

We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for the classifications and measurement of certain financial instruments with characteristics of both liability and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us on July 1, 2003, unless further revised. We do not expect the adoption of SFAS No. 150 to have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective in part upon issuance and otherwise for interim periods beginning after June 15, 2003. We do not expect the interpretation to have a material effect on our consolidated financial statements.


Seasonality and Trends

Our management believes that our operations may, to some extent, be affected by high delinquency rates and by lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods. In addition, on occasion the market for acquiring distressed receivables does become more competitive thereby possibly diminishing our ability to acquire such distressed receivables at attractive prices in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire fiscal year. We do not invest in derivative financial or commodity instruments.

Inflation:

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2003, 2002 and 2001.

Item 8.  Financial Statements.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

     Index to Audited Financial Statements:                                Page

     Independent Auditors' Report                                          F-2

     Consolidated Balance Sheets - September 30, 2003 and 2002             F-3

     Consolidated Statements of Operations - Years ended
     September 30, 2003, 2002 and 2001                                     F-4

     Consolidated Statements of Shareholders' Equity - Years ended
     September 30, 2003, 2002 and 2001                                     F-5

     Consolidated Statements of Cash Flows - Years ended
     September 30, 2003, 2002 and 2001                                     F-6

     Notes to Consolidated Financial Statements                            F-7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2004, is incorporated by reference in response to this Item 10.

We have adopted a Code of Ethics for our Senior Financial Officers that is incorporated into this form 10-K in Exhibit 14.1.

Item 11. Executive Compensation.

Information contained under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2004 is incorporated by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2004 is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2004 is incorporated by reference in response to this
Item 13.

Item 14.  Principal Accountant Fees and Services.

Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2004 is incorporated by reference in response to this
Item 14.

Part IV

Item 15. Exhibits and Reports on Form 8-K.

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

            10.12 Employment Agreement dated as of May 21, 2002 by and between Asta Funding, Inc. and Arthur Stern. (8)

            10.13 Amended Loan and Security Agreement dated January 28, 2003, between the Company and Israel Discount Bank of NY. (9)

            10.14 Amended Loan and Security Agreement dated June 27, 2003, between the Company and Israel Discount Bank of NY. (10)

            10.15 Employment Agreement dated as of November 11, 2003 by and between Asta Funding, Inc. and Arthur Stern.

            10.16 Amended Loan and Security Agreement dated November 24, 2003, between the Company and Israel Discount Bank of NY

            14.1     Code of Ethics for Senior Financial Officers

            21.1     Subsidiaries of the Company

            31.1 Certification of Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

    (5) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended December 31, 2000.

    (6) Incorporated by reference from Asta Funding's Current Report filed on Form 8-K on October 4, 2001.

    (7) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

    (8) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended June 30, 2002.

    (9) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended December 31, 2002.

    (10) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended March 31, 2003.

    (11) Incorporated by reference from Asta Funding's Registration Statement on Form S-1 (File No. 333-105755).

    (12) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended June 30, 2003.

(b)      Reports on 8-K

                  The registrant filed a report on Form 8-K on August 11, 2003.

                  The registrant filed a report on Form 8-K on November 20, 2003.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ASTA FUNDING, INC.


Dated:  December 19, 2003                  By: /s/Gary Stern
                                               ---------------------------------
                                                  Gary Stern
                                                  President and Chief Executive
                                                  Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                      Title                                            Date
---------                                                      -----                                            ----

/s/Gary Stern                          President, Chief Executive Officer and Director                December 19, 2003
---------------------------
Gary Stern

/s/Mitchell Herman                     Chief Financial Officer, Secretary, Executive Vice             December 19, 2003
---------------------------            President, Chief Accounting Officer and Director
Mitchell Herman

/s/Arthur Stern                        Chairman of the Board and Executive                            December 19, 2003
---------------------------            Vice President
Arthur Stern

/s/Herman Badillo                      Director                                                       December 19, 2003
---------------------------
Herman Badillo

/s/Edward Celano                       Director                                                       December 19, 2003
---------------------------
Edward Celano

/s/Harvey Leibowitz                    Director                                                       December 19, 2003
---------------------------
Harvey Leibowitz

/s/David Slackman                      Director                                                       December 19, 2003
---------------------------
David Slackman

                       ASTA FUNDING, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                           SEPTEMBER 30, 2003 AND 2002

ASTA FUNDING, INC. AND SUBSIDIARIES

Contents

                                                                           Page

Consolidated Financial Statements

   Independent auditors' report                                            F-2

   Balance sheets as of September 30, 2003 and 2002                        F-3

   Statements of operations for the years ended
      September 30, 2003, 2002 and 2001                                    F-4

   Statements of changes in stockholders' equity for the
      years ended September 30, 2003, 2002 and 2001                        F-5

   Statements of cash flows for the years ended
      September 30, 2003, 2002 and 2001                                    F-6

   Notes to financial statements                                           F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey


We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.





Florham Park, New Jersey
November 5, 2003
With respect to Note P
November 24, 2003

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                                         September 30,
                                                                                              -----------------------------------
                                                                                                   2003                2002
                                                                                              ---------------     ---------------

ASSETS
   Cash and cash equivalents                                                                  $     6,846,000     $     2,213,000
   Restricted cash and cash equivalents                                                                54,000              54,000
   Consumer receivables acquired for liquidation                                                  105,592,000          36,079,000
   Auto loans receivable (less allowance for credit losses of $78,000
      in 2002)                                                                                          5,000              29,000
   Finance receivables (less allowance for credit losses of $58,000
      in 2002)                                                                                                          1,443,000
   Furniture and equipment (net of accumulated depreciation of $775,000
      in 2003 and $579,000 in 2002)                                                                   710,000             345,000
   Repossessed automobiles held for sale (net of allowance for losses of
      $25,000 in 2002)                                                                                                     67,000
   Deferred income taxes                                                                                                  265,000
   Other assets                                                                                       169,000             740,000
                                                                                              ---------------     ---------------

                                                                                              $   113,376,000     $    41,235,000
                                                                                              ===============     ===============

LIABILITIES
   Debt                                                                                       $    16,381,000     $     2,172,000
   Other liabilities                                                                                3,741,000           4,009,000
   Income taxes payable                                                                               802,000           1,493,000
   Deferred income taxes                                                                               85,000
                                                                                              ---------------     ---------------

        Total liabilities                                                                          21,009,000           7,674,000
                                                                                              ---------------     ---------------

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000;
    issued - none
Common stock, $.01 par value, authorized 30,000,000 shares, issued
   and outstanding 6,590,000 shares in 2003 and 4,075,000 in 2002                                      66,000              41,000
Additional paid-in capital                                                                         57,784,000          10,247,000
Retained earnings                                                                                  34,517,000          23,273,000
                                                                                              ---------------     ---------------

        Total stockholders' equity                                                                 92,367,000          33,561,000
                                                                                              ---------------     ---------------

                                                                                              $   113,376,000     $    41,235,000
                                                                                              ===============     ===============

See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                                Year Ended
                                                                                               September 30,
                                                                          -------------------------------------------------------
                                                                                2003                2002                2001
                                                                          ---------------     ---------------     ---------------

Finance income                                                            $    34,862,000     $    35,793,000     $    24,100,000

Other income                                                                                          219,000              14,000
                                                                          ---------------     ---------------     ---------------
                                                                               34,862,000          36,012,000          24,114,000
                                                                          ---------------     ---------------     ---------------

General and administrative expenses                                             7,837,000           6,698,000           5,653,000

Third-party servicing                                                           5,564,000           7,433,000           2,757,000

Provisions for credit and other losses                                                                950,000             450,000

Interest expense                                                                1,855,000           3,643,000             920,000
                                                                          ---------------     ---------------     ---------------
                                                                               15,256,000          18,724,000           9,780,000
                                                                          ---------------     ---------------     ---------------

Income before provision for income taxes                                       19,606,000          17,288,000          14,334,000

Provision for income taxes                                                      8,032,000           6,905,000           5,743,000
                                                                          ---------------     ---------------     ---------------

Net income                                                                $    11,574,000     $    10,383,000     $     8,591,000
                                                                          ===============     ===============     ===============

Basic net income per share                                                $          2.45     $          2.57     $          2.16
                                                                          ===============     ===============     ===============
Diluted net income per share                                              $          2.25     $          2.38     $          2.06
                                                                          ===============     ===============     ===============



See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

                                                                                         Additional
                                                                   Common Stock            Paid-in        Retained
                                                              Shares         Amount        Capital        Earnings         Total
                                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000                                   3,958,000   $     40,000   $  9,619,000   $  4,299,000   $ 13,958,000

Exercise of options                                              38,000                       132,000                       132,000

Net income                                                                                                 8,591,000      8,591,000
                                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2001                                   3,996,000         40,000      9,751,000     12,890,000     22,681,000

Exercise of options                                              51,000          1,000        245,000                       246,000

Issuance of common stock for services performed                  28,000                       251,000                       251,000

Net income                                                                                                10,383,000     10,383,000
                                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2002                                   4,075,000         41,000     10,247,000     23,273,000     33,561,000

Exercise of options                                              47,000                       275,000                       275,000

Proceeds from common stock offering                           2,475,000         25,000     47,271,000                    47,296,000

Dividend payable                                                                                            (330,000)      (330,000)

Cancellation of common stock                                    (10,000)                      (90,000)                      (90,000)

Issuance of common stock to former Director                       3,000                        81,000                        81,000

Net income                                                                                                11,574,000     11,574,000
                                                           ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2003                                   6,590,000   $     66,000   $ 57,784,000   $ 34,517,000   $ 92,367,000
                                                           ============   ============   ============   ============   ============



See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                         Year Ended September 30,
                                                                          -------------------------------------------------------
                                                                               2003                2002                 2001
                                                                          ---------------     ---------------     ---------------
Cash flows from operating activities:
   Net income                                                             $    11,574,000     $    10,383,000     $     8,591,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             196,000              94,000             105,000
        Provisions for losses                                                                         950,000             450,000
        Deferred income taxes                                                     350,000              85,000           1,270,000
        Issuance of common stock for services rendered                                               251,000
        Cancellation of common shares                                             (90,000)
        Issuance of common shares to former Director                               81,000
        Changes in:
           Restricted cash and cash equivalents                                                                            (2,000)
           Repossessed automobiles held for sale                                   67,000             104,000              84,000
           Income taxes receivable                                                                    596,000            (596,000)
           Other assets                                                           571,000            (577,000)            107,000
           Income taxes payable                                                  (691,000)          1,493,000          (4,277,000)
           Other liabilities                                                     (100,000)          1,538,000             337,000
                                                                          ---------------     ---------------     ---------------
              Net cash provided by operating activities                        11,958,000          14,917,000           6,069,000
                                                                          ---------------     ---------------     ---------------

Cash flows from investing activities:
   Auto loan principal payments collected                                          24,000             758,000           2,205,000
   Finance receivables principal payments collected                             1,443,000             693,000
   Purchase of consumer receivables acquired for liquidation                 (115,626,000)        (36,557,000)        (65,120,000)
   Principal payments received from sale or collection of consumer
      receivables acquired for liquidation                                     45,615,000          44,262,000          25,703,000
   Capital expenditures                                                          (561,000)           (289,000)            (99,000)
   Purchase of finance receivables                                                                                     (2,549,000)
                                                                          ---------------     ---------------     ---------------
              Net cash (used in) provided by investing activities             (69,105,000)          8,867,000         (39,860,000)
                                                                          ---------------     ---------------     ---------------

Cash flows from financing activities:
   Proceeds from common stock offering                                         47,296,000


   Repayments of advances to affiliate                                                                (10,000)           (806,000)
   Advances under line of credit, net                                          14,209,000
   Proceeds from notes payable                                                                     33,443,000          50,678,000
   Repayments of notes payable                                                                    (60,939,000)        (21,012,000)
   Proceeds from exercise of options and warrants                                 275,000             246,000             132,000
                                                                          ---------------     ---------------     ---------------
              Net cash provided by (used in) financing activities              61,780,000         (27,260,000)         28,992,000
                                                                          ---------------     ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                            4,633,000          (3,476,000)         (4,799,000)
Cash and cash equivalents at beginning of year                                  2,213,000           5,689,000          10,488,000
                                                                          ---------------     ---------------     ---------------

Cash and cash equivalents at end of year                                  $     6,846,000     $     2,213,000     $     5,689,000
                                                                          ===============     ===============     ===============

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                            $     2,760,000     $     2,010,000     $       715,000
      Income taxes                                                        $     8,391,000     $     4,771,000     $     4,525,000

Noncash investing and financing activities:
   Consumer receivables acquired for liquidation totaling $498,000 were written off against a reserve previously established.
   Auto loans receivable, finance receivables and repossessed automobiles held for sale written off through the allowance for credit losses amounted to $78,000, $58,000 and $25,000, respectively during 2003.
   During 2003, $330,000 of dividends were declared and unpaid as of September 30, 2003.


See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]    The Company:

       Asta Funding, Inc. and its wholly-owned subsidiaries (the "Company") is primarily in the business of purchasing and liquidating performing and nonperforming consumer loans. Additionally, the Company is liquidating previously purchased automobile loans receivables.

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

[4]    Income recognition:

       The Company recognizes income on performing and nonperforming consumer receivable portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of receivables, the Company's management estimates the future anticipated cash flows and determines the allocation between principal and interest of collections based upon this estimate. The estimated future cash flows could change significantly in the near term. If management cannot reasonably estimate the future cash flows, the cost recovery method is used.

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

[5]    Finance receivables:

       Finance receivables were factored accounts receivable primarily with full recourse.

[6]    Auto loans receivable:

       Substantially all loans were at fixed rates of interest, collateralized by automobiles, and had remaining maturities of 1 year or less. Each automobile loan provided for full amortization; equal monthly payments and could have been fully prepaid by the borrower at any time without penalty. The Company purchased the loans from dealers at a discount from the amount financed under the contract. Substantially all borrowers were located in the northeastern and mid-atlantic states. The Company ceased acquiring auto loans during the year ended September 30, 1999.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]      Furniture and equipment:

         Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

[8]      Credit losses:

         Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the portfolios of auto loans and finance receivables. The Company's charge-off policy is based on an account-by-account review of loans receivable, and a portfolio by portfolio review of consumer receivables acquired for liquidation. Such receivables are charged-off when management deems them to be uncollectible.

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

[10]     Income taxes:

         Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses, depreciation timing differences, and funds deposited in accounts for loans sold being reported for financial accounting and tax purposes in different periods.

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2003, 2002 and 2001:

                               2003                                  2002                                   2001
              -------------------------------------  -------------------------------------  -------------------------------------
                             Weighted                               Weighted                              Weighted
                  Net        Average     Per Share      Net         Average     Per Share      Net        Average      Per Share
                Income        Shares      Amount       Income        Shares      Amount       Income       Shares       Amount
              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Basic         $11,574,000    4,732,000  $      2.45  $10,383,000    4,039,000  $      2.57  $ 8,591,000    3,971,000  $      2.16
                                        ===========                            ===========                            ===========
Effect of
   dilutive
   stock                       401,000                                316,000                                205,000
              -----------  -----------               -----------  -----------               -----------  -----------

Diluted       $11,574,000    5,133,000  $      2.25  $10,383,000    4,355,000  $      2.38  $ 8,591,000    4,176,000  $      2.06
              ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

During the year ended September 30, 2002, options to purchase 84,500 shares were outstanding but not included in the EPS calculation because they were antidilutive. All outstanding options were included in the EPS calculation for the years ended September 30, 2003 and 2001.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE A -THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12]     Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management's estimates of future cash flows and the allocation of collections between principal and interest resulting therefrom.

[13]     Stock-based compensation:

         The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                                                        Year Ended September 30,
                                                                          -------------------------------------------------------
                                                                                2003                2002                2001
                                                                          ---------------     ---------------     ---------------

                  Net income as reported                                  $    11,574,000     $    10,383,000     $     8,591,000
                  Stock based compensation expense
                    determined under fair value method, net
                    of related tax effects                                     (1,060,000)           (489,000)           (240,000)
                                                                          ---------------     ---------------     ---------------

                  Pro forma net income                                    $    10,514,000     $     9,894,000     $     8,351,000
                                                                          ===============     ===============     ===============

                  Earnings per share:
                    Basic - as reported                                   $          2.45     $          2.57     $          2.16
                                                                          ===============     ===============     ===============
                    Basic - pro forma                                     $          2.21     $          2.45     $          2.10
                                                                          ===============     ===============     ===============
                    Diluted - as reported                                 $          2.25     $          2.38     $          2.06
                                                                          ===============     ===============     ===============
                    Diluted - pro forma                                   $          2.04     $          2.27     $          2.00
                                                                          ===============     ===============     ===============

         The weighted average fair value of the options granted during 2003, 2002 and 2001 were $10.15, $10.99 and $5.90 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 54% and 56%
         (2003) 78% (2002) and 105% (2001), expected life 10 years, risk free interest rate of 3.81% to 4.05% in 2003, 5.0% in 2002 and 4.9% in 2001.


NOTE B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

During the year ended September 30, 2003, the Company applied the interest method on portfolios with carrying values aggregating $102,809,000 and the cost recovery method on portfolios with carrying values aggregating $2,783,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE C - ALLOWANCES FOR CREDIT LOSSES

Changes in the allowances for credit losses relating to the auto loans receivable and finance receivables consisted of the following:

                                                                                     2003                          2002
                                                                          ---------------------------   ---------------------------
                                                                           Auto Loans      Finance       Auto Loans      Finance
                                                                           Receivable*   Receivables     Receivable*   Receivables
                                                                          ------------   ------------   ------------   ------------

                 Balance, beginning of year                               $    103,000   $     58,000   $    226,000   $    150,000
                 Provisions                                                                                                 950,000
                 Charge-offs                                                  (103,000)       (58,000)      (161,000)    (1,042,000)
                 Recoveries                                                                                   38,000
                                                                          ------------   ------------   ------------   ------------

                 Balance, end of year                                     $          0   $          0   $    103,000   $     58,000
                                                                          ============   ============   ============   ============

             * Includes repossessed automobiles


NOTE D - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2003 and 2002 consist of the following:

                                                                                                    2003                 2002
                                                                                               ---------------     ---------------

                 Furniture                                                                     $       307,000     $       293,000
                 Equipment                                                                           1,178,000             631,000
                                                                                               ---------------     ---------------

                                                                                                     1,485,000             924,000
                 Less accumulated depreciation                                                         775,000             579,000
                                                                                               ---------------     ---------------

                 Balance, end of period                                                        $       710,000     $       345,000
                                                                                               ===============     ===============

Depreciation expense for the years ended September 30, 2003, 2002 and 2001 aggregated $196,000, $94,000 and $105,000 respectively.


NOTE E - RESTRICTED CASH

In connection with the sale of loans in 1997, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans.


NOTE F - DEBT

In January 2001, a bank advanced $10,000,000 under a line of credit with interest at the prime rate (4.00% at September 30, 2003). The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. In January 2003, the line of credit, which expires January 31, 2004, was increased to $25,000,000. As of September 30, 2003, $16.4 million was outstanding and the Company was in compliance with all of the covenants under this line of credit.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE F - DEBT (CONTINUED)

In August 2001, an investment banking firm provided $29,905,000 in exchange for a note payable with interest at LIBOR plus 2% and the right to receive 50% of subsequent collections, net of expenses, from the portfolio collateralizing the obligation, once the note and advances by another of the Company's subsidiaries have been repaid. As of September 30, 2003, the outstanding balance of the note was paid in full. In December 2001, the Company purchased one-half of the right to receive subsequent collections for $1,500,000 and a third party purchased the other one-half for $1,500,000.


NOTE G - OTHER LIABILITIES

Other liabilities as of September 30, 2003 and 2002 are as follows:

                                                                                                   2003                 2002
                                                                                              ---------------     ---------------

                 Reserve for consumer receivables sold                                                            $       498,000
                 Accounts payable                                                             $     2,179,000           1,191,000
                 Accrued interest                                                                   1,023,000           1,928,000
                 Dividend payable                                                                     330,000
                 Other                                                                                209,000             392,000
                                                                                              ---------------     ---------------

                       Total other liabilities                                                $     3,741,000     $     4,009,000
                                                                                              ===============     ===============


NOTE H - INCOME TAXES

The significant component of the Company's deferred tax liability as of September 30, 2003 is the depreciation timing difference being reported for financial accounting and tax purposes in different periods.

The significant component of the Company's deferred tax asset as of September 30, 2002 is the allowance for credit losses.

The components of the provision for income taxes for the years ended September 30, 2003 and 2002 are as follows:

                                                                                                   2003                 2002
                                                                                              ---------------     ---------------

                 Current:
                    Federal                                                                   $     5,982,000     $     5,277,000
                    State                                                                           1,700,000           1,543,000
                                                                                              ---------------     ---------------
                                                                                                    7,682,000           6,820,000
                                                                                              ---------------     ---------------
                 Deferred:
                    Federal                                                                           295,000              65,000
                    State                                                                              55,000              20,000
                                                                                              ---------------     ---------------

                                                                                                      350,000              85,000
                                                                                              ---------------     ---------------

                 Provision for income taxes                                                   $     8,032,000     $     6,905,000
                                                                                              ===============     ===============

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE H - INCOME TAXES (CONTINUED)

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                                                                   2003                 2002
                                                                                              ---------------     ---------------

                 Statutory federal income tax rate                                                       35.0%               35.0%
                 State income tax, net of federal benefit                                                 5.9                 5.8
                 Other                                                                                    0.1                (0.9)
                                                                                              ---------------     ---------------

                 Effective income tax rate                                                               41.0%               39.9%
                                                                                              ===============     ===============


NOTE I - OPERATING LEASES

The Company leases its facilities in Englewood Cliffs, New Jersey and Bethlehem, Pennsylvania. The leases are operating leases, and the Company incurred related rent expense in the amounts of $271,000, $161,000 and $159,000 during the years ended September 30, 2003, 2002 and 2001, respectively. The future minimum lease payments are as follows:

                 Twelve Months
                     Ending
                 September 30,
                 -------------

                      2004                $     315,000
                      2005                      193,000
                                          -------------

                                          $     508,000
                                          =============


NOTE J - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2001, an affiliate, owned by officers of the Company, advanced funds to the Company with interest at 12 percent per annum, aggregating $57,000; said amount was repaid during the years ended September 30, 2001 and 2002.

NOTE K - STOCK OPTION PLANS

1995 Stock Option Plan:

The Company has a stock option plan under which 885,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through March 2013. As of September 30, 2003, 713,001 shares of common stock are reserved for the issuance under the stock option plan.

2002 Stock Option Plan:

During May 2002, the Company approved a new stock option plan under which 500,000 shares of common stock are reserved for issuance upon the exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years. No options were granted under the new plan during 2003.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE K - STOCK OPTION PLANS (CONTINUED)

The following table summarizes stock option transactions under the plans:

                                                                           Year Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                       2003                         2002                          2001
                                            ---------------------------   ---------------------------   ---------------------------
                                                             Weighted                      Weighted                      Weighted
                                                              Average                       Average                       Average
                                                             Exercise                      Exercise                      Exercise
                                               Shares          Price         Shares          Price         Shares          Price
                                            ------------   ------------   ------------   ------------   ------------   ------------

Outstanding options at the beginning
of year                                          554,500   $       5.73        578,833   $       4.44        584,500   $       4.27
Options granted                                  130,000          10.14         87,500          12.98         32,500           6.38
Options cancelled                                (24,501)         10.38        (60,500)          5.30
Options exercised                                (47,499)          5.82        (51,333)          4.75        (38,167)          3.44
                                            ------------   ------------   ------------   ------------   ------------   ------------

Outstanding options at the end of year           612,500   $       6.48        554,500   $       5.73        578,833   $       4.44
                                            ============   ============   ============   ============   ============   ============

Exercisable options at the end of year           469,001   $       5.32        420,838   $       4.96        410,499   $       4.03
                                            ============   ============   ============   ============   ============   ============

The following table summarizes information about the Plans outstanding options as of September 30, 2003:

                                                                       Options Outstanding                   Options Exercisable
                                                           ------------------------------------------   ---------------------------
                                                                           Weighted
                                                                            Average        Weighted                      Weighted
                                                                           Remaining        Average                       Average
                          Range of                            Number      Contractual      Exercise        Number        Exercise
                       Exercise Price                      Outstanding   Life (in Years)    Price        Exercisable       Price
                  ------------------------                 ------------  --------------- ------------   ------------   ------------

                  $1.5491 - $3.0980                             102,500            5.7   $     1.6250        102,500   $     1.6250
                  $3.0981 - $4.6470                              30,000            2.9         4.5000         30,000         4.5000
                  $4.6471 - $6.1960                             271,000            5.8         5.1790        271,000         5.1790
                  $6.1961 - $7.7450                              22,500            7.4         6.3750         14,165         6.3750
                  $9.2941 - $10.8430                            105,000            9.1         9.4500          3,334         9.4500
                  $10.8431 - $12.3920                            18,000            8.1         11.920          6,000         11.920
                  $13.9411 - $15.4900                            63,500            8.8        14.3448         42,002        14.1529
                                                           ------------                                 ------------

                                                                612,500            6.6   $     6.4754        469,001   $     5.3152
                                                           ============   ============   ============   ============   ============

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

In July 2002, the Company issued 28,000 shares of common stock with a market value of $9.00 per share for consulting services rendered during the course of the year. In June 2003, 10,000 of these common shares were cancelled.

In September 2003, the Company issued 3,000 shares of common stock with a market value of $26.80 per share to a former director.

During August 2003, the Company declared dividends of $0.05 per share. The dividend of $330,000 was paid November 1, 2003.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE M - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions to the plan are made at the discretion of the Board of Directors each plan year. Contributions for the year ended September 30, 2003, 2002 and 2001 were $44,000, $27,000 and $15,000, respectively.


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

The following summarizes the information as of September 30, 2003 and 2002 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                                      2003                                    2002
                                                      -----------------------------------     -----------------------------------
      xxx                                              Carrying Value        Fair Value        Carrying Value        Fair Value
                                                      ---------------     ---------------     ---------------     ---------------
Cash, restricted cash and
   and cash equivalents                               $     6,900,000     $     6,900,000     $     2,267,000     $     2,267,000
Consumer receivables
   acquired for liquidation                               105,592,000         132,700,000          36,079,000          45,099,000
Auto Loans receivable                                           5,000               5,000              29,000              29,000
Finance receivable                                                                                  1,443,000           1,443,000
Advances under lines of
   credit, notes payable and
   due to affiliates                                       16,381,000          16,381,000           2,172,000           2,172,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003 and 2002

NOTE O - SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                              First          Second         Third          Fourth          Full
                                                             Quarter        Quarter        Quarter        Quarter          Year
                                                           ------------   ------------   ------------   ------------   ------------
     2003
        Total revenue                                      $  6,751,000   $  7,720,000   $  9,208,000   $ 11,183,000   $ 34,862,000
        Income before provision for income
           taxes                                              3,865,000      4,055,000      4,412,000      7,274,000     19,606,000
        Net income                                            2,312,000      2,429,000      2,540,000      4,293,000     11,574,000
        Basic net income per share                         $       0.57   $       0.59   $       0.61   $       0.65   $       2.45
        Diluted net income per share                       $       0.53   $       0.55   $       0.55   $       0.61   $       2.25

     2002
        Total revenue                                      $  8,402,000   $ 10,382,000   $  8,800,000   $  8,428,000   $ 36,012,000
        Income before provision for income                    3,825,000      4,412,000      4,538,000      4,513,000     17,288,000
           taxes
        Net income                                            2,296,000      2,634,000      2,716,000      2,737,000     10,383,000
        Basic net income per share                         $       0.57   $       0.65   $       0.67   $       0.68   $       2.57
        Diluted net income per share                       $       0.53   $       0.59   $       0.61   $       0.63   $       2.38

     2001
        Total revenue                                      $  4,134,000   $  6,116,000   $  6,720,000   $  7,144,000   $ 24,114,000
        Income before provision for income                    2,934,000      3,691,000      4,570,000      3,139,000     14,334,000
           taxes                                              1,754,000      2,221,000      2,435,000      2,181,000      8,591,000
        Net income                                         $       0.44   $       0.56   $       0.61   $       0.55   $       2.16
        Basic net income per share                         $       0.43   $       0.54   $       0.58   $       0.52   $       2.06
        Diluted net income per share


NOTE P - SUBSEQUENT EVENT

On November 24, 2003, the Company increased its line of credit to $35,000,000.