Form 10-K/A
period 2003-09-30
ASTA FUNDING INC
filed 2004-01-28
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number: 0-26906


                               ASTA FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            22-3388607
    ---------------------------------           --------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

           210 Sylvan Avenue,
          Englewood Cliffs, NJ                         07632
    ---------------------------------           --------------------
         (Address of principal                       (Zip Code)
           executive offices)

                                 (201) 567-5648
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each                         Name of each exchange on
           class                                 which registered
     ------------------                  ----------------------------------
           None                                   Not applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:                           Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 126-2 of the Act).                           Yes        No X

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $36,213,000, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,673,964 as of January 23, 2004.

Documents incorporated by reference:    None

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K pursuant to the Securities Exchange Act of 1934, as amended, as set forth in the pages attached hereto:

PART III, Items 10 - 14 are amended by the inclusion of such items herein.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors:

Name                               Age                              Position
Arthur Stern                        82             Chairman of the Board and
                                                   Executive Vice President
Gary Stern                          51             Director, President and
                                                   Chief Executive Officer
Mitchell Herman                     45             Director, Secretary and
                                                   Chief Financial Officer
Herman Badillo (2)                  74             Director
Edward Celano (1)(3)                63             Director
David Slackman (1) (2)(3)           56             Director
Harvey Leibowitz (1)(2)(3)          70             Director


---
(1)      Member of Audit Committee
(2)      Member of Compensation Committee
(3)      Member of Nominating Committee

         Arthur Stern has been a director and has served as Chairman of the Board of Directors of the Company since the Company's inception in July 1994. Since 1963, Mr. Stern has been President of Asta Group, Incorporated, a consumer finance company. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections.

         Gary Stern has been a director and the President and Chief Executive Officer of the Company since the Company's inception in July 1994. Mr. Stern has been Vice President, Secretary, Treasurer and a director of Asta Group, Incorporated since 1980 and held other positions with Asta Group, Incorporated prior thereto. In such capacities, he has obtained experience in distressed consumer credit analysis and receivables collections.

         Mitchell Herman has been a director of the Company since September 1995. He has been the Chief Financial Officer of the Company since the Company's inception in July 1994 and the Chief Financial Officer of Asta Group, Incorporated since May 1994. From September 1993 to May 1994, he was a manager with Paul Abrams & Co., a certified public accounting firm. From September 1990 to September 1993, Mr. Herman was a senior accountant with Shapiro & Lieberman, a certified public accounting firm. Mr. Herman is a certified public accountant.

         Herman Badillo has been a director of the Company since September 1995. He has been a member of Fischbein, Badillo, Wagner & Harding, a law firm located in New York City, for more than five years. He has formerly served as Special Counsel to the Mayor of New York City for Fiscal Oversight of Education and as a member of the Mayor's Advisory Committee on the Judiciary. Mr. Badillo served as a United States Congressman from 1971 to 1978 and Deputy Mayor of New York City from 1978 to 1979.

         Edward Celano has been a director of the Company since September 1995. Mr. Celano has served as a consultant to M.R. Weiser & Co. since March 2001. He was formally an Executive Vice President of Atlantic Bank from May 1996 to February 2001. Prior to May 1996, Mr. Celano was a Senior Vice President of NatWest Bank after having held different positions at the bank for over 20 years.

         Harvey Leibowitz has been a director of the Company since March 2000. Mr. Leibowitz has served as a Senior Vice President of Sterling National Bank since June 1994. Prior to June 1994, Mr. Leibowitz was employed as a Senior Vice President and Vice President of several banks and financial institutions since 1963.

         David Slackman has been a director of the Company since May 2002. Mr. Slackman has served as President, Manhattan Market -- New York of Commerce Bank since June 2001. Prior to June 2001, Mr. Slackman was an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank from 1986 to 1994.

         Arthur Stern is the father of Gary Stern. There are no other family relationships among directors or officers of the Company.

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

         Composition of the Board of Directors. Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Recently, Nasdaq adopted amendments to its definition of independence. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee and the Nominating Committee. The Board of Directors has determined that the members of the Audit Committee and the Nominating Committee satisfy all such definitions of independence. The Board of Directors has also determined that the following members of the Board satisfy the Nasdaq definition of independence: Herman Badillo, Edward Celano, Harvey Leibowitz, and David Slackman.

         Audit Committee. The Company has a standing Audit Committee, which consists of Harvey Leibowitz (the Chairman), David Slackman and Edward Celano. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor the Company's financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of the Company's independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company's management regarding financial reporting issues; and provide an open avenue of communication among the independent accountants, financial and senior management, and the Board of Directors.

         Audit Committee Financial Expert. The Board of Directors has determined that Harvey Leibowitz is an "audit committee financial expert", as such term is defined by the SEC. As noted above, Mr. Leibowitz - as well as the other members of the Audit Committee - has been determined to be "independent" within the meaning of SEC and Nasdaq regulations.

         Independence of Audit Committee Members. The Company's Common Stock is listed on the Nasdaq National Market and the Company is governed by the listing standards applicable thereto. All members of the Audit Committee of the Board of Directors have been determined to be "independent directors" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' Marketplace Rules and under the SEC's Rule 10A-3.

        COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Based solely upon a review of such reports furnished to the Company, the Company believes that all such Section 16(a) reporting requirements were timely fulfilled during the fiscal year ended September 30, 2003, except Herman Badillo exercised options on February 14, 2003 but filed a form 4 on March 4, 2003, and GMS Family Investors, LLC and Judith Feder crossed the 10% threshold on May 30, 2003 but filed a form 3 on July 1, 2003. These late filings were inadvertent, and the required filings were made promptly after noting the failures to file.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table summarizes certain information relating to the compensation paid or accrued by the Company for services rendered during the fiscal years ended September 30, 2003, 2002 and 2001 with respect to the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus are $100,000 or more:

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                                                  Compensation
                                                   Annual Compensation                             Awards (1)
                                       ------------------------------------------   ------------------------------------------
             Name and                      Year          Salary          Bonus         Other        Securities     All Other
        Principal Position                                 ($)            ($)          Annual       Underlying    Compensation
                                                                                    Compensation     Options/        ($) (3)
                                                                                        ($)          SARs (#)
                                                                                                       (2)
--------                               ------------   ------------   ------------   ------------   ------------   ------------
Gary Stern                                  2003           375,000        250,000           --           35,000          1,958
 President and Chief                        2002           325,000        200,000           --             --            1,722
 Executive Officer                          2001           300,000        200,000                          --            1,604
Mitchell Herman                             2003           250,000        125,000           --           25,000            847
 Chief Financial Officer                    2002           200,000        100,000           --             --              718
                                            2001           175,000        100,000           --             --              694
Arthur Stern                                2003           275,000         50,000           --           35,000           --
 Chairman                                   2002           225,000         50,000           --             --             --
                                            2001           225,000         50,000           --             --             --

---
(1) The Company did not grant any stock appreciation rights, restricted stock awards or make any long-term incentive plan payout during the fiscal years ended September 30, 2003, 2002 or 2001.

(2) Comprised solely of incentive stock options and non-qualified stock options granted under the Company's 1995 Stock Option Plan. See "1995 Stock Option Plan."

(3) Includes insurance premium amounts paid by the Company.


                               STOCK OPTION PLANS

1995 Stock Option Plan

         The 1995 Stock Option Plan was adopted in order to attract and retain qualified directors, officers and employees of and consultants to the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 1995 Stock Option Plan, which is included as an exhibit to the Company's reports filed with the SEC.

         The 1995 Stock Option Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

         The Company has 920,000 shares of Common Stock authorized for issuance under the 1995 Stock Option Plan and 40,501 shares remain available as of January 12, 2004. As of January 12, 2004, approximately 108 of the Company's employees were eligible to participate in the 1995 Stock Option Plan. Future grants under the 1995 Stock Option Plan have not yet been determined. No option will vest more than ten years from the date of grant and no option may be granted after September 14, 2005.

2002 Stock Option Plan

         On March 5, 2002, the Board of Directors adopted the Asta Funding, Inc. 2002 Stock Option Plan (the "2002 Plan"), which plan was approved by the Company's stockholders on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of and consultants to the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 2002 Plan, which is included as an exhibit to the Company's reports filed with the SEC.

         The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Code) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

         The Company has 500,000 shares of Common Stock authorized for issuance under the 2002 Plan and 430,000 were available as of January 12, 2004. As of January 12, 2004, approximately 108 of the Company's employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined. No option will vest more than ten years from the date of grant.

         The following tables summarize certain information relating to the grant of options to purchase Common Stock to the executive officers named in the Summary Compensation Table.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                                               Individual Grants
                                  -----------------------------------------------------------------------------------------------
Name                                 Number of             Total           Exercise of          Expiration            Grant
                                     Securities          Options/           Base Price             Date                Date
                                     Underlying            SARs               ($/Sh)                                  Present
                                      Options/           Granted to                                                   Value $
                                        SARs           Employees in
                                    Granted (#)         Fiscal Year
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Gary Stern                                 35,000(2)             31.8%    $         29.74             11/3/13     $       182,004
Mitchell Herman                            25,000(2)             22.7%    $         29.74             11/3/13     $       130,003
Arthur Stern                               35,000(2)             31.8%    $         29.74             11/3/13     $       182,004

---

(1) The Company did not grant any stock appreciation rights to its executive officers in fiscal 2003.

(2) These options vest in three equal annual installments commencing November 3, 2003.

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)

                                                                                                               Value of
                                                                       Number of Securities                  Unexercised
                                                                      Underlying Unexercised                 In-The-Money
                                                                           Options/SARs                      Options/SARs
                                     Shares                              at FY-End (#)(1)                   at FY-End ($)(2)
                                    Acquired          Value                 --------                           --------
Name                             on Exercise(#)      Realized ($)     Exercisable     Unexercisable   Exercisable     Unexercisable
                                 --------------    --------------     -----------     -------------   -----------     ------------
Gary Stern                                --               --            281,000         32,000       $ 6,192,770       $ 524,340
Mitchell Herman                         22,000(3)  $    478,720           14,333         28,667       $   173,267       $ 438,544
Arthur Stern                              --               --            116,500         17,000       $ 2,440,915       $ 276,240

---
(1) The Company did not grant any stock appreciation rights.
(2) In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $25.99, the fair market value of a share of Common Stock on September 30, 2003 (presumed to equal the last reported sale price of the Common Stock as reported on the Nasdaq National Market on such date).
(3) Mitchell Herman exercised 22,000 options in fiscal 2003 at an average exercise price of $4.23.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 1995 Stock Option Plan and 2002 Stock Option Plan, as of September 30, 2003. These plans were the Company's only equity compensation plans in existence as of September 30, 2003.

Plan Category                                                        (a)                 (b)                 (c)
                                                                  Number Of        Weighted-Average       Number Of
                                                                  Securities           Exercise          Securities
                                                                    To Be              Price Of           Remaining
                                                                 Issued Upon         Outstanding          Available
                                                                 Exercise Of           Options,              For
                                                                 Outstanding           Warrants            Future
                                                                   Options,           and Rights          Issuance
                                                                   Warrants                                 Under
                                                                  and Rights                               Equity
                                                                                                        Compensation
                                                                                                            Plans
                                                                                                         (Excluding
                                                                                                         Securities
                                                                                                        Reflected In
                                                                                                          Column (a))
                                                                ---------------     ---------------     ---------------
Equity Compensation Plans Approved by Shareholders                      554,500     $          5.73             741,000
Equity Compensation Plans Not Approved by Shareholders                     --                  --                  --
                                                                ===============     ===============     ===============
Total                                                                   554,500     $          5.73             741,000
                                                                ===============     ===============     ===============


                            COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company received a fee of $15,000 for fiscal 2003 and will receive a fee of $16,000 for fiscal 2004 for serving as a member of the Board of Directors. In addition, each director who is not an employee of the Company receives an additional fee of $1,000 for attendance at each committee meeting not held on the date of a regular meeting of the Board of Directors. The Company reimburses each director for the expenses incurred in connection with attendance at such meetings.

         On November 3, 2003, the Company granted non-qualified stock options covering 17,500 shares of Common Stock to: Herman Badillo, Edward Celano, Harvey Leibowitz, and David Slackman at an exercise price of $29.74 per share. One-third of such options become exercisable on November 3, 2003, 2004 and 2005.

Employment Agreements

         Each of Gary Stern and Mitchell Herman has entered into an Employment Agreement with the Company, which commenced on October 1, 2001 and will continue until September 30, 2004. Arthur Stern entered into an Employment Agreement with the Company on November 11, 2003 which will continue until November 11, 2006. The Employment Agreements for Arthur Stern, Gary Stern and Mitchell Herman are collectively referred to as the "Employment Agreements."

         The Employment Agreements provide for base annual salaries of $450,000 and $300,000 for Messrs. Gary Stern and Herman, respectively, effective October 1, 2003. The Employment Agreement for Arthur Stern provides for a base annual salary of $300,000, effective November 11, 2003. Each of Messrs. Gary Stern, Arthur Stern and Herman may be granted annual bonuses in the discretion of the Board of Directors. If Messrs. Gary Stern's or Herman's employment with the Company is terminated for "Disability", "Cause" (as such terms are defined in the Employment Agreements) or upon death, the Company will pay either Messrs. Gary Stern or Herman or each of their respective estates, as the case may be, the base annual salary and other benefits under the Employment Agreement through the date of termination of employment. If Messrs. Gary Stern's or Herman's employment with the Company is terminated "Without Cause" (as such term is defined in the respective Employment Agreements), the Company will pay either Messrs. Gary Stern or Herman or each of their respective estates, as the case may be, the base annual salary and other benefits under the Employment Agreement for the earlier of 18 months after the date of termination of employment or until such time such employee becomes a full-time employee of another employer. If Arthur Stern's employment with the Company is terminated for "Cause" (as such term is defined in his Employment Agreement), the Company will pay Arthur Stern, the base annual salary and other benefits under the Employment Agreement through the date of termination of employment. If Arthur Stern's employment with the Company is terminated for "Disability" or "Without Cause" (as such terms are defined in the Employment Agreement), or upon death, the Company will pay Arthur Stern or his estate, the base annual salary and other benefits under the Employment Agreement for the remainder of the three year term.

         Each of the Employment Agreements contains certain non-competition covenants and confidentiality provisions. During the term of the Employment Agreements and for a period of 12 months after the date of termination of the Employment Agreements, or for such period as the Company will continue to pay Messrs. Gary Stern, Arthur Stern or Herman, as the case may be, their base salary and other benefits under the Employment Agreements, Messrs. Gary Stern, Arthur Stern and Herman, as the case may be, will not, in any geographic area in which the Company does business as of the date of termination of such Employment Agreement, directly or indirectly, compete with or be engaged in the same business as the Company or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 12, 2004 with respect to beneficial ownership of the Company's Common Stock by (i) each director and executive officer, (ii) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the address of each such person is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.


Name and Address of Beneficial Owner                       Number     Percentage
                                                           ------     ----------

Arthur Stern..........................................     337,408(2)    5.0%
Gary Stern............................................     679,946(3)    9.8%
Mitchell Herman.......................................      74,608(4)    1.1%
Herman Badillo
909 Third Avenue
New York, New York 10022..............................      22,833(5)     *
Edward Celano
2115 Scotch Gamble Road
Scotch Plains, New Jersey ............................       5,834(6)     *
Harvey Leibowitz
159 West 53rd Street, Apt 229
New York, New York 10019..............................      50,667(7)     *
David Slackman
28 Markwood Lane
East Northport, NY 11731..............................       5,834(8)     *
Asta Group, Incorporated..............................     421,000(9)    6.3%
Barbara Marburger
9 Locust Hollow Road
Monsey, New York 10952................................     220,220(10)   3.3%
Judith R. Feder
928 East 10th Street
Brooklyn, New York 11230..............................     947,000(11)  14.1%
Stern Family Investors LLC............................     358,000(12)   5.4%
GMS Family Investors LLC..............................     581,000(13)   8.8%
All executive officers and directors
as a group (7 persons)................................   1,177,130(14)  16.5%

*       Less than 1%

        (1) Any shares of common stock that any person named above has the right to acquire within 60 days of January 12, 2004, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person.

        (2) Includes 134,167 shares of common stock issuable upon exercise of options that are exercisable within 60 days of January 12, 2004, and 107,271 shares of common stock owned by Asta Group, Incorporated which shares are attributable to Arthur Stern based on his percentage ownership of Asta Group, Incorporated. Excludes 212,000 shares owned by Stern Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC and 1,000 shares owned by GMS Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC. Arthur Stern does not have voting or investment power with respect to any of the shares held by either LLC and disclaims beneficial ownership of the shares owned by the LLCs. Also excludes 34,333 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004.

        (3) Includes 303,667 shares of common stock issuable upon exercise of options that are exercisable within 60 days of January 12, 2004, and 98,328 shares of common stock owned by Gary Stern as custodian for his minor children and 142,761 shares of common stock owned by Asta Group, Incorporated, which shares are attributable to Gary Stern based on his percentage ownership of Asta Group, Incorporated. Excludes 700,000 shares owned by GMS Family Investors LLC which shares are attributable to Gary Stern based on his percentage ownership of such LLC. Gary Stern does not have voting or investment power with respect to any of the shares held by the LLC and disclaims beneficial ownership of the shares owned by the LLC. Also excludes 44,333 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004, and 98,328 shares of common stock held by one of his children who is no longer a minor and for which he disclaims beneficial ownership.

        (4) Includes 8,334 shares of common stock issuable upon exercise of options that are exercisable within 60 days of January 12, 2004, and 6,000 shares of common stock owned by Mitchell Herman as custodian for his minor child. Excludes 37,667 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004.

        (5) Represents 22,833 shares of common stock issuable upon exercise of options that are exercisable within 60 days of January 12, 2004. Excludes 22,667 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004.

        (6) Represents 5,834 shares of common stock issuable upon exercise of options that are exercisable within 60 days of January 12, 2004. Excludes 19,333 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004.

        (7) Includes 28,667 shares of common stock issuable upon exercise of options exercisable within 60 days of January 12, 2004. Excludes 19,333 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004.

        (8) Represents 5,834 shares of common stock issuable upon exercise of options exercisable within 60 days of January 12, 2004. Excludes 18,333 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004.

        (9) Asta Group, Incorporated is owned by Arthur Stern, our Chairman of the Board and an Executive Vice President, Gary Stern, our President and Chief Executive Officer, and other members of the Stern family, including Barbara Marburger.

        (10) Includes 45,338 shares of common stock owned by Barbara Marburger as custodian for her minor child and 35,448 shares of common stock owned by Asta Group, Incorporated, which shares are attributable to Barbara Marburger based on her percentage ownership of Asta Group, Incorporated. Excludes shares of common stock held by her children who are no longer minors and for which she disclaims beneficial ownership. Barbara Marburger is the daughter of Arthur Stern and the sister of Gary Stern.

        (11) Includes 8,000 shares owned directly, 358,000 shares owned by Stern Family Investors LLC and 581,000 shares owned by GMS Family Investors LLC. Ms. Feder is the manager of each LLC and as such has sole voting and investment power as to such shares.

        (12) A limited liability company of which Judith R. Feder has sole voting and investment power. Arthur Stern has a 49.5% beneficial interest in the LLC, his wife, Alice Stern, has a 1% beneficial interest, and a trust for the benefit of the descendants of Arthur Stern, of which Judith R. Feder is trustee, has a 49.5% beneficial interest in the LLC.

        (13) A limited liability company of which Judith R. Feder has sole voting and investment power. Gary Stern has a 79.46% beneficial interest in the LLC, trusts for the benefit of the children of Gary Stern of which Judith R. Feder is the trustee have a combined 20.43% beneficial interest (10.215% each), and Arthur Stern has a .11% beneficial interest in the LLC.

        (14) Includes 509,336 shares of common stock issuable upon exercise of options that are exercisable within 60 days of January 12, 2004. Excludes 195,999 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 12, 2004, and the shares owned in the aggregate by Stern Family Investors LLC and GMS Family Investors LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time Asta Group, Incorporated makes advances to the Company. During the year ended September 30, 2003, Asta Group, Incorporated did not make any advances to the Company and its subsidiaries.

         The Company has employment agreements with certain of its executive officers. See "Item 11 -- Executive Compensation -- Employment Agreements".

         In the future, transactions with officers, directors and affiliates of the Company are anticipated to be minimal and will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be made on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Fees. The Company was billed $75,487 for the audit of the Company's annual financial statements for the year ended September 30, 2003 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB filed during fiscal 2003.

         Financial Information Systems Design Implementation Fees. The Company was not billed for and did not receive any professional services described in Paragraph (c)(4)(ii) of Rule 2-01 of the SEC's Regulation S-X (in general, information technology services) from the Company's principal accountant during the year ended September 30, 2003.

         All Other Fees. The Company was billed $96,977 for non-audit services from the Company's principal accountant during the year ended September 30, 2003. Such non-audit services were comprised of $76,300 in connection with the Company's registration statement filed in June 2003, and $20,677 in connection with due diligence services related to an acquisition not consummated.

         Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of non-audit services as described above is compatible with maintaining the independence of the Company's principal accountant.

         Of the time expended by the Company's principal accountant to audit the Company's financial statements for the fiscal year ended September 30, 2003, less than 50% of such time involved work performed by persons other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ASTA FUNDING, INC.

Dated:    January 28, 2004                           By:  /S/ Gary Stern
          ------------------                         ---------------------------
                                                     Gary Stern, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                     Title                                              Date
     ---------                                     -----                                              ----


 /S/ Gary Stern                         President, Chief Executive Officer                      January 28, 2004
----------------------------            and Director
Gary Stern


 /S/ Mitchell Herman                    Chief Financial Officer, Secretary,                     January 28, 2004
----------------------------            and Director
Mitchell Herman


 /S/ Arthur Stern                       Chairman of the Board and                               January 28, 2004
----------------------------            Executive Vice President
Arthur Stern


 /S/ Herman Badillo                     Director                                                January 28, 2004
----------------------------
Herman Badillo


 /S/ Edward Celano                      Director                                                January 28, 2004
----------------------------
Edward Celano


 /S/ Harvey Leibowitz                   Director                                                January 28, 2004
----------------------------
Harvey Leibowitz


 /S/ David Slackman                     Director                                                January 28, 2004
----------------------------
David Slackman

Part IV

Item 15. Exhibits.

(a)      Exhibits

                  Exhibit
                  Number
                  ------

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