Form 10-Q
period 2003-12-31
ASTA FUNDING INC
filed 2004-02-12
CIK 1001258

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

   As of February 10, 2004, the registrant had approximately 6,674,000 common shares outstanding.


===============================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I. Financial Information ...................................................     2
Item 1. Consolidated Financial Statements .......................................     20
        Consolidated Balance Sheets as of December 31, 2003 (unaudited) and
         September 30, 2003......................................................     20
        Consolidated Statements of Operations for the three month periods
         ended December 31, 2003 and 2002 (unaudited) ...........................     30
        Consolidated Statement of Stockholders' Equity for the three month
         period ending December 31, 2003 (unaudited) ............................     40
        Consolidated Statements of Cash Flows for the three month periods
         ended December 31, 2003 and 2002 (unaudited) ...........................     50
        Condensed Notes to Consolidated Financial Statements (unaudited) ........     6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations....................................................    12
Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............    16
Item 4. Controls and Procedures .................................................    16

Part II. Other Information ......................................................    17
Item 1. Legal Proceedings .......................................................    17
Item 2. Changes in Securities and Use of Proceeds ...............................    17
Item 3. Defaults Upon Senior Securities .........................................    17
Item 4. Submission of Matters to a Vote of Security Holders .....................    17
Item 5. Other Information .......................................................    17
Item 6. Exhibits and Reports on Form 8-K ........................................    17
Signatures ......................................................................    18
Certificate of Principal Executive Officer ......................................    19
Certificate of Principal Financial Officer ......................................    20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      ASTA FUNDING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,   September 30,
                                                        2003            2003
                                                    ------------   -------------
                                                    (Unaudited)
                     Assets
Cash ...........................................    $  4,553,000    $  6,846,000
Restricted cash, net ...........................          54,000          54,000
Consumer receivables acquired for liquidation ..     123,571,000     105,592,000
Auto loans receivable, net .....................           5,000           5,000
Furniture and equipment, net ...................         713,000         710,000
Other assets ...................................          91,000         169,000
                                                    ------------    ------------
     Total assets ..............................    $128,987,000    $113,376,000
                                                    ============    ============
      Liabilities and Stockholders' Equity
Liabilities
 Debt ..........................................    $ 26,645,000    $ 16,381,000
 Other liabilities  ............................       1,716,000       3,741,000
 Income taxes payable  .........................       3,280,000         802,000
 Deferred income taxes .........................          81,000          85,000
                                                    ------------    ------------
     Total liabilities .........................      31,722,000      21,009,000
                                                    ============    ============
Stockholders' Equity
 Preferred stock, $.01 par value; authorized
  5,000,000; issued and outstanding -- none
 Common stock, $.01 par value; authorized
  30,000,000 shares; issued and outstanding --
  6,637,000 at December 31, 2003 and 6,590,000
  at September 30, 2003.........................          66,000          66,000
 Additional paid-in capital ....................      58,325,000      57,784,000
 Retained earnings .............................      38,874,000      34,517,000
                                                    ------------    ------------
     Total stockholders' equity ................      97,265,000      92,367,000
                                                    ------------    ------------
Total liabilities and stockholders' equity .....    $128,987,000    $113,376,000
                                                    ============    ============





          See accompanying notes to consolidated financial statements

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                         Three Months Ended   Three Months Ended
                                            December 31,         December 31,
                                                2003                 2002
                                         ------------------   ------------------
Revenues
 Finance income .....................       $11,455,000           $6,751,000
                                            -----------           ----------
Expenses
 General and administrative .........         2,543,000            1,353,000
 Third-party servicing ..............           862,000            1,531,000
 Interest ...........................           171,000                2,000
                                            -----------           ----------
                                              3,576,000            2,886,000
                                            -----------           ----------
Income before income taxes ..........         7,879,000            3,865,000
Income tax expense ..................         3,191,000            1,553,000
                                            -----------           ----------
Net income ..........................       $ 4,688,000           $2,312,000
                                            ===========           ==========
Net income per share -- Basic .......       $      0.71           $     0.57
                                            -----------           ----------
Diluted .............................       $      0.66           $     0.53
                                            -----------           ----------
Weighted average number of shares
  outstanding -- Basic...............         6,603,000            4,076,000
                                            -----------           ----------
Diluted .............................         7,079,000            4,351,000
                                            -----------           ----------




          See accompanying notes to consolidated financial statements

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                  (Unaudited)



                                                                                            Additional
                                                                        Common Stock         Paid-in       Retained
                                                                     Shares      Amount      Capital       Earnings        Total
                                                                    ---------   -------    -----------    -----------   -----------
Balance, September 30, 2003.....................................    6,590,000   $66,000    $57,784,000     34,517,000    92,367,000
Exercise of options.............................................       47,000        --        541,000             --       541,000
Dividend payable................................................           --        --             --       (331,000)     (331,000)
Net Income......................................................           --        --             --      4,688,000     4,688,000
                                                                    ---------   -------    -----------    -----------   -----------
Balance, December 31, 2003......................................    6,637,000   $66,000    $58,325,000    $38,874,000   $97,265,000
                                                                    =========   =======    ===========    ===========   ===========




          See accompanying notes to consolidated financial statements

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                         Three Months Ended   Three Months Ended
                                            December 31,         December 31,
                                                2003                 2002
                                         ------------------   ------------------
Cash flows from operating activities:
 Net income ..................................................          $  4,688,000           $  2,312,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
 Depreciation and amortization ...............................                61,000                 30,000
 Deferred income taxes .......................................                (4,000)                30,000
Changes in:
 Repossessed automobiles held for sale .......................                  --                   30,000
 Other assets ................................................                78,000                503,000
 Income taxes payable ........................................             2,478,000                462,000
Other liabilities ............................................            (2,041,000)              (176,000)
                                                                        ------------           ------------
     Net cash provided by operating activities ...............             5,260,000              3,191,000
Cash flows from investing activities:
 Auto loan principal payments ................................                  --                   29,000
 Purchase of consumer receivables acquired for liquidation ...           (35,421,000)            (1,930,000)
 Principal collected on receivables acquired for liquidation..            17,442,000              7,506,000
 Finance receivables .........................................                  --                1,443,000
 Capital expenditures ........................................               (49,000)              (269,000)
                                                                        ------------           ------------
     Net cash (used in) provided by investing activities .....           (18,028,000)             6,779,000
Cash flows from financing activities:
 Proceeds from exercise of options ...........................               541,000                 30,000
 Dividends paid ..............................................              (330,000)
 Advances (payments) under line of credit, net ...............            10,264,000             (2,172,000)
                                                                        ------------           ------------
     Net cash provided by (used in) financing activities .....            10,475,000             (2,142,000)
                                                                        ------------           ------------
(Decrease) increase in cash ..................................            (2,293,000)             7,828,000
Cash at the beginning of period ..............................             6,846,000              2,213,000
                                                                        ------------           ------------
Cash at end of period ........................................          $  4,553,000           $ 10,041,000
                                                                        ============           ============
Supplemental disclosure of cash flow information:
 Cash paid during the period
   Interest ..................................................          $    143,000           $      2,000
   Income taxes ..............................................          $  1,054,000           $  1,054,000

                               ASTA FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation


 Business

   Asta Funding, Inc., together with its wholly owned subsidiaries, is engaged in the business of purchasing, managing and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R) and other credit card accounts which were charged-off by the issuing banks for non-payment. We acquire these portfolios at substantial discounts from their face values that are based on the characteristics of the underlying accounts of each portfolio.

 Basis of Presentation

   The consolidated balance sheet as of December 31, 2003, the consolidated statements of operations for the three month periods ended December 31, 2003 and 2002, and the consolidated statements of cash flows for the three month periods ended December 31, 2003 and 2002, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at December 31, 2003 and September 30, 2003, the results of operations for the three month periods ended December 31, 2003 and 2002 and cash flows for the three month periods ended December 31, 2003 and 2002 have been made. The results of operations for the three month periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission on December 22, 2003.

Note 2: Principles of Consolidation

   The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Consumer Receivables Acquired for Liquidation

   Accounts acquired for liquidation are stated at their net realizable value and consist of mainly defaulted consumer loans to individuals throughout the country. We account for the investment in receivable portfolios on the "accrual basis" or "cost recovery basis" of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans". Static pools are established for each portfolio acquired. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e. the difference between the cost of each static pool and the related gross aggregate receivable balance) is not recorded because we expect to collect substantially less than the gross receivable balance. As a result, we record these receivable portfolios at cost at the time of acquisition.

                               ASTA FUNDING, INC.

   The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:


                                                                                        For the Three Months Ended December 31, 2003
                                                                                                       (in thousands)
                                                                                        -------------------------------------------
                                                                                            Accrual         Cash
                                                                                             Basis          Basis
                                                                                          Portfolios     Portfolios        Total
                                                                                         ------------    -----------   ------------
Balance, beginning of period.........................................................    $102,809,000    $ 2,783,000   $105,592,000
Acquisitions of receivable portfolios, net...........................................      34,717,000        704,000     35,421,000
Gross cash collections including sales proceeds......................................     (26,543,000)    (2,328,000)   (28,871,000)
Finance income recognized............................................................       9,954,000      1,475,000     11,429,000
                                                                                         ------------    -----------   ------------
Balance, end of period...............................................................    $120,937,000    $ 2,634,000   $123,571,000
                                                                                         ============    ===========   ============
Revenue as a percentage of collections...............................................            37.5%          63.4%          39.6%



                                                                                        For the Three Months Ended December 31, 2002
                                                                                                       (in thousands)
                                                                                        -------------------------------------------
                                                                                            Accrual         Cash
                                                                                             Basis          Basis
                                                                                          Portfolios     Portfolios        Total
                                                                                         ------------    -----------   ------------
Balance, beginning of period.........................................................    $ 32,797,000    $ 3,282,000    $36,079,000
Acquisitions of receivable portfolios, net...........................................       1,661,000        269,000      1,930,000
Gross cash collections including sales proceeds......................................     (11,755,000)    (2,390,000)   (14,145,000)
Finance income recognized............................................................       4,818,000      1,821,000      6,639,000
                                                                                         ------------    -----------   ------------
Balance, end of period...............................................................    $ 27,521,000    $ 2,982,000   $ 30,503,000
                                                                                         ============    ===========   ============
Revenue as a percentage of collections...............................................            41.0%          76.2%          46.9%


Note 4: Furniture and Equipment

   Furniture and equipment consist of the following as of the dates indicated:


                                                    December 31,   September 30,
                                                        2003            2003
                                                    ------------   -------------
Furniture ......................................     $  314,000      $  307,000
Equipment ......................................      1,220,000       1,178,000
                                                     ----------      ----------
                                                      1,534,000       1,485,000
Less accumulated depreciation ..................        821,000         775,000
                                                     ----------      ----------
Balance, end of period .........................     $  713,000      $  710,000
                                                     ==========      ==========


Note 5: Debt

   In January 2001, a bank advanced $10,000,000 under a line of credit with interest at the prime rate (4.00% at December 31, 2003) The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. In January 2003, the line of credit was increased to $25,000,000. In November 2003, the line of credit was increased to $35 million. This line was due to expire on January 31, 2004, but has been extended by the bank until March 31, 2004. We are currently negotiating with our bank to obtain an increase in our line of credit above $35 million and to extend the line for periods beyond March 31, 2004. As of December 31, 2003, $26.6 million was outstanding and we were in compliance with all of the covenants under this line of credit.

                               ASTA FUNDING, INC.

Note 6: Commitments and Contingencies


 Employment Agreements

   We have employment agreements with our executive officers. Such agreements provide for base salary payments as well as bonuses. The agreements also contain confidentiality and non-compete provisions. Please refer to our definitive Proxy Statement, as filed with the Securities and Exchange Commission, under the caption "Executive Compensation" for additional information.

 Leases

   We are a party to two operating leases with respect to our facilities. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information.

 Litigation

   In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-Q, we were not involved in any material litigation in which we were a defendant.

Note 7: Income Recognition

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

Note 8: Income Taxes

   The provision for income tax expense for the three month periods ending December 30, 2003 and 2002, reflects income tax expense at an effective rate of 40.5% and 40.2% respectively.

   Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses and depreciation timing differences.

Note 9: Net Income Per Share

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

                               ASTA FUNDING, INC.

   The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2003 and 2002:


                                                                        2003                                   2002
                                                        -----------------------------------    ------------------------------------
                                                                      Weighted                                Weighted
                                                            Net        Average    Per Share        Net        Average     Per Share
                                                          Income       Shares       Amount       Income        Shares       Amount
                                                        ----------    ---------   ---------    ----------    ----------   ---------
Basic ...............................................   $4,688,000    6,603,000     $0.71      $2,312,000    4,076,0000     $0.57
                                                                                    =====                                   =====
Effect of Dilutive Stock ............................                   476,000                                275,0000
                                                        ----------    ---------                ----------    ----------
Diluted .............................................   $4,688,000    7,079,000     $0.66      $2,312,000    4,351,0000     $0.53
                                                        ==========    =========     =====      ==========    ==========     =====


Note 10: Stock based compensation

   The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.


                                                                                       Three Months Ended
                                                                                          December 31,
                                                                               ----------------------------------
                                                                                   2003                  2002
                                                                               -----------          -------------
Net income as reported ..............................................          $ 4,688,000          $   2,312,000
Stock based compensation expense
  Determined under fair value method, net of related tax effects.....             (511,000)              (265,000)
                                                                               -----------          -------------
Pro forma net income ................................................          $ 4,177,000          $   2,047,000
                                                                               ===========          =============
Earnings per share:
 Basic -- as reported ...............................................          $      0.71          $        0.57
                                                                               ===========          =============
 Basic -- pro forma .................................................          $      0.63          $        0.50
                                                                               ===========          =============
 Diluted -- as reported .............................................          $      0.66          $        0.53
                                                                               ===========          =============
 Diluted -- pro forma ...............................................          $      0.59          $        0.47
                                                                               ===========          =============


   The weighted average fair value of the options granted during 2003 and 2002 were $17.74 and $6.65 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.0093% (2003) and dividend yield 0% (2002), volatility 54% and 56%
(2003) and 78% (2002), expected life 10 years, risk free interest rate of 3.81% to 4.05% in 2003 and 5.0% in 2002.

Note 11: Stock Option Plans

 1995 Stock Option Plan

   The Company has a stock option plan under which 920,000 shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through November 2013. As of December 31, 2003, 40,501 shares of common stock were available for issuance under the stock option plan.

                               ASTA FUNDING, INC.

 2002 Stock Option Plan

   During May 2002, the Company approved a new stock option plan under which 500,000 shares of common stock are reserved for issuance upon the exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years. As of December 31, 2003, 430,000 shares of common stock were available for issuance under the stock option plan.

   The following table summarizes stock option transactions under the plans:


                                                                                               Three Months Ended December 31,
                                                                                           ----------------------------------------
                                                                                                  2003                  2002
                                                                                           ------------------    ------------------
                                                                                                     Weighted              Weighted
                                                                                                      Average               Average
                                                                                                     Exercise              Exercise
                                                                                           Shares      Price     Shares      Price
                                                                                          -------    --------    -------   --------
Outstanding options at the beginning of period ........................................   612,500    $ 6.4754    554,500    $5.7314
Options granted .......................................................................   165,000     29.7400    115,000     9.4500
Options exercised .....................................................................   (46,999)    11.5303     (6,000)    5.0000
                                                                                          -------    --------    -------    -------
Outstanding options at the end of period ..............................................   730,501    $11.4050    663,500    $6.3826
                                                                                          =======                =======
Exercisable options at the end of period ..............................................   518,004    $ 7.7007    427,502    $5.1288
                                                                                          =======                =======


   The following table summarizes information about the Plans outstanding options as of December 31, 2003:


                                                                           Options Outstanding                Options Exercisable
                                                                -----------------------------------------    ----------------------
                                                                                  Weighted
                                                                                  Average        Weighted                  Weighted
                                                                                 Remaining        Average                   Average
                                                                  Number        Contractual      Exercise      Number      Exercise
Range of Exercise Price                                         Outstanding   Life (in Years)      Price     Exercisable     Price
  -----------------------                                       -----------   ---------------    --------    -----------   --------
$ 0.0000 - $ 2.9740.........................................      102,500           5.4          $ 1.6250      102,500     $ 1.6250
$ 2.9741 - $ 5.9480.........................................      295,500           5.3            5.1134      295,500       5.1134
$ 5.9481 - $ 8.9220.........................................       22,500           7.2            6.3750       14,165       6.3750
$ 8.9221 - $11.8960.........................................       91,668           8.8            9.4500       25,000       9.4500
$11.8961 - $14.8700.........................................       41,167           8.2           13.3256       23,667      13.3300
$14.8701 - $17.8440.........................................       12,166           9.2           15.4900        2,168      15.4900
$26.7661 - $29.7400.........................................      165,000           9.8           29.7400       55,004      29.7400
                                                                  -------           ---          --------      -------     --------
                                                                  730,501           7.1          $11.4050      518,004     $ 7.7007
                                                                  =======                                      =======

                               ASTA FUNDING, INC.

Note 12: Stockholders Equity

   In September 2003, we issued 3,000 shares of common stock with a market value of $26.80 per share to a former director.

   During August 2003, we declared a $0.05 per share quarterly dividend. We paid $330,000 on November 1, 2003 and accrued $331,000 as of December 31, 2003, for record holders as of December 31, 2003 that will be paid on February 1, 2004.

Note 13: Use of Estimates
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management's estimates of future cash flows and the allocation of collections between principal and interest resulting therefrom.

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

   o brokers who specialize in the sale of consumer receivable portfolios; and

   o other sources.

   This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "believe," "anticipate," "estimate" and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our annual report on form 10-K for the year ended September 30, 2003, and other reports filed with the Securities and Exchange Commission.

   Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the Securities and Exchange Commission are available free of charge through our website at www.astafunding.com. Information on our website does not constitute a part of this report.

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

   We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the three-month period ended December 31, 2003. We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to a specific consumer receivable portfolio containing a significant amount of performing and semi-performing accounts, we recognize finance income on accounts that are being serviced by a third-party servicer at the gross amounts received by the servicer. The servicing cost for this portfolio is reported as an expense on our income statement as third-party service expense.

   Based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003, we revised our estimates. Such change in accounting estimates has resulted in approximately a $1.3 million increase in finance income recognized during the three months ended December 31, 2003.

   In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations

   The three-month period ended December 31, 2003, compared to the three-month period ended December 31, 2002

   Revenues. During the three-month period ended December 31, 2003, finance income increased $4.7 million or 69.1% to $11.5 million from $6.8 million for the three-month period ended December 31, 2002. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the three-months ended December 31, 2003, as compared to the same prior year period. During the three months ended December 31, 2003, we acquired receivables at a cost of $35.4 million as compared to $1.9 million during the three months ended December 31, 2002 and for year ended September 30, 2003, we acquired receivables at a cost of $115.6 million as compared to $36.6 million for the year ended September 30, 2002. In addition, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003, we revised our estimates. Such change in accounting estimates has resulted in approximately a $1.3 million increase in finance income recognized during the three months ended December 31, 2003.

   General and Administrative Expenses. During the three-month period ended December 31, 2003, general and administrative expenses increased $1.1 million or 78.6% to $2.5 million from $1.4 million for the three-months ended
December 31, 2002, and represented 69.4% of total expenses for the three months ended December 31, 2003. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended December 31, 2003, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three months ended December 31, 2003, as compared to the same prior year period. A majority of the increased costs were from collection expenses including court costs, data processing costs, salaries, payroll taxes and benefits, professional fees, telephone charges and rent. In January 2003, we acquired a call center in Bethlehem, PA that we use for servicing our receivables, accordingly we have servicing expenses associated with this center during the three months ended December 31, 2003, that we did not have during the three months ended December 31, 2002.

   Third-Party Servicing Expenses. During the three-month period ended
December 31, 2003, third-party servicing expenses decreased $0.6 million or 40.0% to $0.9 million from $1.5 for the three months ended December 31, 2002, and represented 25.0% of total expenses for the three months ended December 31, 2003. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 on a specific portfolio during the three months ended December 31, 2003, as compared to the same prior year period.

   Interest Expense. During the three-month period ended December 31, 2003, interest expense increased to $0.2 million from $0.0 million compared to the same period in the prior year and represented 5.6% of total expenses for the three-month period ended December 31, 2003. The increase was due to an increase in the average outstanding borrowings by us under our line of credit during the three-month period ended December 31, 2003, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the second half of our fiscal year ended September 30, 2003 and the first quarter of this fiscal year ended December 31, 2003, as compared to the same prior year periods.

Liquidity and Capital Resources

   Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $35 million line of credit, for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $35 million line of credit with a financial institution. As of December 31, 2003, there was $26.6 million outstanding balance under this facility. As of December 31, 2003, our cash and cash equivalents decreased to $4.6 million from $6.8 million at September 30, 2003. The decrease in cash and cash equivalents during the three month period ended December 31, 2003, was primarily due to an increase in consumer receivable purchases during the three months ended December 31, 2003 as compared to the same prior year period.

   Net cash provided by operating activities was $5.3 million during the three-months ended December 31, 2003, compared to net cash provided by operating activities of $3.2 million during the three-months ended December 31, 2002.
The increase in net cash provided by operating activities was primarily due to an increase in net income and income taxes payable which was partially offset by a decrease in other liabilities during the three-months ended December 31, 2003, as compared to the same year period. Net cash used in investing activities was $18.0 million during the three-months ended December 31, 2003, compared to net cash provided by investing activities of $6.8 million during the three-months ended December 31, 2002. The decrease in net cash provided by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the three-months ended December 31, 2003, compared to the same period in the prior year. Net cash provided by financing activities was $10.5 million during the three-months ended
December 31, 2003, compared to net cash used of $2.1 million during the three-months December 31, 2002. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under our line of credit which was due to an increase in accounts acquired for liquidation during the three-months ended December 31, 2003, compared to the same prior year period.

   We have a $35 million line of credit with a bank with interest at the prime rate. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line was due to expire on January 31, 2004, but has been extended by the bank until March 31, 2004. We are currently negotiating with our bank to obtain an increase in our line of credit above

$35 million and to extend the line for periods beyond March 31, 2004. As of December 31, 2003, there was $26.6 million outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit.

   Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the three-months ended December 31, 2003, we acquired consumer portfolios at a cost of approximately $35.4 million. These acquisitions were financed with our credit facility and cash flows from operating activities.

   We anticipate the funds available under our current credit facility as well as funds that may be made available by Asta Group, Incorporated, an affiliate of ours, and cash from operations will be sufficient to satisfy the our estimated cash requirements for at least the next 12 months. We are currently negotiating with our bank to obtain an increase in our line of credit above $35 million and to extend the line for periods beyond March 31, 2004. If we are unable to obtain an increase and/or an additional extension in our line of credit, this may have a negative impact in our growth. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

   From time to time, we evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

   The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:


                                                                                        For the Three Months Ended December 31, 2003
                                                                                        --------------------------------------------
                                                                                                       (in thousands)
                                                                                           Accrual          Cash
                                                                                            Basis           Basis
                                                                                          Portfolios     Portfolios        Total
                                                                                        -------------    -----------   ------------
Balance, beginning of period........................................................    $ 102,809,000    $ 2,783,000   $105,592,000
Acquisitions of receivable portfolios, net..........................................       34,717,000        704,000     35,421,000
Cash collections including sales proceeds...........................................      (26,543,000)    (2,328,000)   (28,871,000)
Finance income recognized...........................................................        9,954,000      1,475,000     11,429,000
                                                                                        -------------    -----------   ------------
Balance, end of period..............................................................     $120,937,000    $ 2,634,000   $123,571,000
                                                                                        =============    ===========   ============
Revenue as a percentage of collections..............................................             37.5%          63.4%          39.6%



                                                                                        For the Three Months Ended December 31, 2002
                                                                                        --------------------------------------------
                                                                                                       (in thousands)
                                                                                            Accrual         Cash
                                                                                             Basis          Basis
                                                                                          Portfolios     Portfolios        Total
                                                                                         ------------    -----------   ------------
Balance, beginning of period.........................................................    $ 32,797,000    $ 3,282,000    $36,079,000
Acquisitions of receivable portfolios, net...........................................       1,661,000        269,000      1,930,000
Cash collections including sales proceeds............................................     (11,755,000)    (2,390,000)   (14,145,000)
Finance income recognized............................................................       4,818,000      1,821,000      6,639,000
                                                                                         ------------    -----------   ------------
Balance, end of period...............................................................    $ 27,521,000    $ 2,982,000   $ 30,503,000
                                                                                         ============    ===========   ============
Revenue as a percentage of collections...............................................            41.0%          76.2%          46.9%


Additional Supplementary Information on Accounts Acquired for Liquidation


                                                    As of December 31, 2003
                                                --------------------------------
                                                Cost Recovery    Interest Method
                                                  Portfolios        Portfolios
                                                --------------   ---------------
Cumulative Original Purchase Price .........    $   49,300,000    $  206,400,000
Cumulative Aggregate Managed Portfolios ....    $2,168,400,000    $6,084,800,000

   The original purchase price reflects what we paid for the receivables from 1998 through December 31, 2003. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through December 31, 2003 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the interest or cost recovery method.

   We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

   For the three-months ended December 31, 2003, we earned interest income of $1.48 million under the cost recovery method because we collected $1.48 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $9.95 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

Recent Accounting Pronouncements

   In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is currently under review by the Financial Accounting Standards Board. If this SOP becomes effective, it will have an effective date for companies whose fiscal years end on or after December 15, 2004. Management is currently evaluating this statement's impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

   a. Disclosure Controls and Procedures.

   As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

   b. Changes in Internal Controls Over Financial Reporting.

   There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-Q, we were not involved in any material litigation in which we were a defendant.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   31.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K

   Furnished on November 20, 2003, issuance of an earnings press release for the year ended September 30, 2003.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ASTA FUNDING, INC.
                             (Registrant)

Date: February 10, 2004      By: /s/ Gary Stern
                             ----------------------------------------------
                             Gary Stern, President, Chief Executive Officer
                             (Principal Executive Officer)


Date: February 10, 2004      By: /s/ Mitchell Herman
                             ----------------------------------------------
                             Mitchell Herman, Chief Financial Officer
                             (Principal Financial Officer and
                             Principal Accounting Officer)