Form 10-Q
period 2004-03-31
ASTA FUNDING INC
filed 2004-05-13
CIK 1001258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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

         As of May 1, 2004, the registrant had approximately 13,377,000 common shares outstanding.
================================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I. Financial Information.........................................................................      2
Item 1.  Consolidated Financial Statements............................................................      2
         Consolidated Balance Sheets as of March 31, 2004 (unaudited) and September 30, 2003..........      2
         Consolidated Statements of Operations for the six and three month periods ended
            March 31, 2004 and 2003 (unaudited).......................................................      3
         Consolidated Statement of Stockholders' Equity for the six month period ending
            March 31, 2004 (unaudited)................................................................      4
         Consolidated Statements of Cash Flows for the six month periods ended
            March 31, 2004 and 2003 (unaudited).......................................................      5
         Condensed Notes to Consolidated Financial Statements (unaudited).............................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........     13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................     18
Item 4.  Controls and Procedures......................................................................     18

Part II. Other Information............................................................................     19
Item 1.  Legal Proceedings............................................................................     19
Item 2.  Changes in Securities and Use of Proceeds....................................................     19
Item 3.  Defaults Upon Senior Securities..............................................................     19
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     19
Item 5.  Other Information............................................................................     19
Item 6.  Exhibits and Reports on Form  8-K............................................................     19
Signatures  ..........................................................................................     20
Certificate of Principal Executive Officer............................................................     21
Certificate of Principal Financial Officer............................................................     22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        March 31,     September 30,
                                                                          2004            2003
                                                                       -----------    ------------
                                                                       (Unaudited)
                                 ASSETS
Cash ...............................................................   $  5,950,000   $  6,846,000
Restricted cash, net ...............................................         54,000         54,000
Consumer receivables acquired for liquidation ......................    120,044,000    105,592,000
Auto loans receivable, net .........................................          4,000          5,000
Furniture and equipment, net .......................................        725,000        710,000
Other assets .......................................................        526,000        169,000
                                                                       ------------   ------------
          Total assets .............................................   $127,303,000   $113,376,000
                                                                       ============   ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt ............................................................   $ 23,044,000   $ 16,381,000
   Other liabilities ...............................................      1,296,000      3,741,000
   Income taxes payable ............................................        106,000        802,000
   Deferred income taxes ...........................................         81,000         85,000
                                                                       ------------   ------------
          Total liabilities ........................................     24,527,000     21,009,000
                                                                       ============   ============
Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding -- none
   Common stock, $.01 par value; authorized 30,000,000 shares;
   issued and outstanding -- 13,376,000 at March 31, 2004 and
   13,180,000 at September 30, 2003 ................................        134,000        132,000
   Additional paid-in capital ......................................     58,736,000     57,718,000
   Retained earnings ...............................................     43,906,000     34,517,000
                                                                       ------------   ------------
          Total stockholders' equity ...............................    102,776,000     92,367,000
                                                                       ------------   ------------
Total liabilities and stockholders' equity .........................   $127,303,000   $113,376,000
                                                                       ============   ============










          See accompanying notes to consolidated financial statements

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended  Three Months Ended  Six Months Ended    Six Months Ended
                                                         March 31, 2004      March 31, 2003     March 31, 2004      March 31, 2003
                                                         --------------      --------------     --------------      --------------
Revenues:
Finance income ...................................        $12,864,000         $ 7,720,000         $24,319,000         $14,471,000
                                                          -----------         -----------         -----------         -----------




Expenses:
General and administrative .......................          2,981,000           2,009,000           5,524,000           3,362,000
Third-party servicing ............................            454,000           1,645,000           1,316,000           3,176,000
Interest .........................................            285,000              11,000             456,000              13,000
                                                          -----------         -----------         -----------         -----------

                                                            3,720,000           3,665,000           7,296,000           6,551,000
                                                          -----------         -----------         -----------         -----------


Income before income taxes .......................          9,144,000           4,055,000          17,023,000           7,920,000

Income tax expense ...............................          3,711,000           1,626,000           6,902,000           3,179,000
                                                          -----------         -----------         -----------         -----------

Net income .......................................        $ 5,433,000         $ 2,429,000         $10,121,000         $ 4,741,000
                                                          -----------         -----------         -----------         -----------


Net income per share:

Basic ............................................        $      0.41         $      0.30         $      0.76         $      0.58
                                                          -----------         -----------         -----------         -----------

Diluted ..........................................        $      0.38         $      0.27         $      0.71         $      0.54
                                                          -----------         -----------         -----------         -----------


Weighted average number of shares outstanding:

Basic ............................................         13,347,000           8,166,000          13,276,000           8,160,000
                                                          -----------         -----------         -----------         -----------

Diluted ..........................................         14,304,000           8,894,000          14,229,000           8,802,000
                                                          -----------         -----------         -----------         -----------










          See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                   Common Stock           Additional
                                           ---------------------------     Paid-in         Retained
                                              Shares         Amount        Capital         Earnings          Total
                                           ------------   ------------   ------------    ------------    ------------
Balance, September  30, 2003 ...........     13,180,000   $    132,000   $ 57,718,000      34,517,000      92,367,000
Exercise of options ....................        196,000          2,000      1,018,000            --         1,020,000
Dividends paid and payable .............           --             --             --          (732,000)       (732,000)
Net Income .............................           --             --             --        10,121,000      10,121,000
                                           ------------   ------------   ------------    ------------    ------------
Balance, March  31, 2004 ...............     13,376,000   $    134,000   $ 58,736,000    $ 43,906,000    $102,776,000
                                           ============   ============   ============    ============    ============










          See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended   Six Months Ended
                                                                             March 31, 2004     March 31, 2003
                                                                             --------------     --------------
Cash flows from operating activities:
 Net income ............................................................      $ 10,121,000       $  4,741,000

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization .........................................           105,000             66,000
 Deferred income taxes .................................................            (4,000)            47,000

Changes in:
 Repossessed automobiles held for sale .................................              --               62,000
 Other assets ..........................................................          (357,000)           355,000
 Income taxes payable ..................................................          (696,000)        (1,468,000)
 Other liabilities .....................................................        (2,445,000)        (1,211,000)
                                                                              ------------       ------------
    Net cash provided by operating activities ..........................         6,724,000          2,592,000


Cash flows from investing activities:
 Auto loan principal payments ..........................................             1,000             29,000
 Purchase of consumer receivables acquired for liquidation .............       (49,440,000)        (4,428,000)
 Principal collected on receivables acquired for liquidation ...........        34,988,000         13,839,000
 Finance receivables ...................................................              --            1,443,000
 Capital expenditures ..................................................          (120,000)          (440,000)
                                                                              ------------       ------------
    Net cash (used in) provided by investing activities ................       (14,571,000)        10,443,000

Cash flows from financing activities:
 Proceeds from exercise of options .....................................         1,020,000             61,000
 Dividends paid ........................................................          (732,000)              --
 Advances (payments) under line of credit, net .........................         6,663,000           (382,000)
                                                                              ------------       ------------
    Net cash provided by (used in) financing activities ................         6,951,000           (321,000)
                                                                              ------------       ------------
(Decrease) increase in cash ............................................          (896,000)        12,714,000
Cash at the beginning of period ........................................         6,846,000          2,213,000
                                                                              ------------       ------------
Cash at end of period ..................................................      $  5,950,000       $ 14,927,000
                                                                              ============       ============
Supplemental disclosure of cash flow information:

 Cash paid during the period
  Interest .............................................................      $    428,000       $      7,000
  Income taxes .........................................................      $  3,654,000       $  2,804,000










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

    Basis of Presentation

         The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the six and three month periods ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the six month periods ended March 31, 2004 and 2003, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2004 and September 30, 2003, the results of operations for the six and three month periods ended March 31, 2004 and 2003 and cash flows for the six month periods ended March 31, 2004 and 2003 have been made. The results of operations for the six and three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Note 3: Consumer Receivables Acquired for Liquidation

         Accounts acquired for liquidation are stated at their net realizable value and consist mainly of defaulted consumer loans to individuals throughout the country. We account for the investment in receivable portfolios on the "accrual basis" or "cost recovery basis" of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans". Static pools are established for each portfolio acquired. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e. the difference between the cost of each static pool and the related gross aggregate receivable balance) is not recorded because we expect to collect substantially less than the gross receivable balance. As a result, we record these receivable portfolios at cost at the time of acquisition.

                               ASTA FUNDING, INC.

Note 3: Consumer Receivables Acquired for Liquidation -- (Continued)

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

                                                        For the Six Months Ended March 31, 2004
                                                                     (in thousands)
                                                    -----------------------------------------------
                                                       Accrual           Cash
                                                        Basis            Basis
                                                     Portfolios       Portfolios          Total
                                                    -------------     -----------     -------------
Balance, beginning of period ....................   $ 102,809,000     $ 2,783,000     $ 105,592,000
Acquisitions of receivable portfolios, net ......      48,736,000         704,000        49,440,000
Gross cash collections including sales proceeds .     (55,274,000)     (3,982,000)      (59,256,000)
Finance income recognized .......................      21,639,000       2,629,000        24,268,000
                                                    -------------     -----------     -------------
Balance, end of period ..........................   $ 117,910,000     $ 2,134,000     $ 120,044,000
                                                    =============     ===========     =============
Revenue as a percentage of collections ..........            39.1%           66.0%             41.0%

                                                       For the Six Months Ended March 31, 2003
                                                                   (in thousands)
                                                    -----------------------------------------------
                                                       Accrual          Cash
                                                        Basis           Basis
                                                     Portfolios      Portfolios         Total
                                                    ------------     -----------     ------------
Balance, beginning of period ....................   $ 32,797,000     $ 3,282,000     $ 36,079,000
Acquisitions of receivable portfolios, net ......      4,159,000         269,000        4,428,000
Gross cash collections including sales proceeds .    (23,747,000)     (4,406,000)     (28,153,000)
Finance income recognized .......................     10,899,000       3,415,000       14,314,000
                                                    ------------     -----------     ------------
Balance, end of period ..........................   $ 24,108,000     $ 2,560,000     $ 26,668,000
                                                    ============     ===========     ============
Revenue as a percentage of collections ..........           45.9%           77.5%            50.8%

                                                       For the Three Months Ended March 31, 2004
                                                                   (in thousands)
                                                    -----------------------------------------------
                                                       Accrual          Cash
                                                        Basis           Basis
                                                     Portfolios      Portfolios         Total
                                                    ------------     -----------     ------------
Balance, beginning of period ....................   $ 120,937,000    $ 2,634,000     $ 123,571,000
Acquisitions of receivable portfolios, net ......      14,019,000           --          14,019,000
Gross cash collections including sales proceeds .     (28,731,000)    (1,654,000)      (30,385,000)
Finance income recognized .......................      11,685,000      1,154,000        12,839,000
                                                    -------------    -----------     -------------
Balance, end of period ..........................   $ 117,910,000    $ 2,134,000     $ 120,044,000
                                                    =============    ===========     =============
Revenue as a percentage of collections ..........            40.7%          69.8%             42.3%

                               ASTA FUNDING, INC.

Note 3 : Consumer Receivables Acquired for Liquidation -- (Continued)

                                                      For the Three Months Ended March 31, 2003
                                                                   (in thousands)
                                                    -----------------------------------------------
                                                       Accrual          Cash
                                                        Basis           Basis
                                                     Portfolios      Portfolios         Total
                                                    ------------     -----------     ------------
Balance, beginning of period ....................   $ 27,521,000     $ 2,982,000     $ 30,503,000
Acquisitions of receivable portfolios, net ......      2,498,000            --          2,498,000
Gross cash collections including sales proceeds .    (11,992,000)     (2,016,000)     (14,008,000)
Finance income recognized .......................      6,081,000       1,594,000        7,675,000
                                                    ------------     -----------     ------------
Balance, end of period ..........................   $ 24,108,000     $ 2,560,000     $ 26,668,000
                                                    ============     ===========     ============
Revenue as a percentage of collections ..........           50.7%           79.1%            54.8%


Note  4: Furniture and Equipment

         Furniture and equipment consist of the following as of the dates indicated:

                                                    March 31,     September 30,
                                                       2004           2003
                                                    ----------     ----------
Furniture .......................................   $  314,000     $  307,000
Equipment .......................................    1,291,000      1,178,000
                                                    ----------     ----------
                                                     1,605,000      1,485,000
Less accumulated depreciation ...................      880,000        775,000
                                                    ----------     ----------
Balance, end of period ..........................   $  725,000     $  710,000
                                                    ==========     ==========

Note 5: Debt


         In January 2001, a bank advanced $10,000,000 under a line of credit with interest at the prime rate (4.00% at March 31, 2004). The credit line is collateralized by portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. In January 2003, the line of credit was increased to $25,000,000. In November 2003, the line of credit was increased to $35 million. This line was due to expire on January 31, 2004, but has been extended by the bank until May 31, 2004. As of March 31, 2004, $23.0 million was outstanding and we were in compliance with all of the covenants under this line of credit.

         On May 11, 2004, we entered into an amended and restated loan and security agreement that increased our line of credit to $60 million and extended it to May 11, 2006. This line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the Prime Rate plus or minus an applicable margin based on certain leverage ratios, and includes additional financial covenants as defined in the agreement.

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

                               ASTA FUNDING, INC.

Note 6: Commitments and Contingencies - (Continued)

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

Note 8: Income Taxes

         The provision for income tax expense reflects income tax expense at an effective rate of 40.5% for the six and three month periods ending March 31, 2004 and 40.1% for the six and three month periods ending March 31, 2003.

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

                               ASTA FUNDING, INC.

Note 9: Net Income Per Share - (Continued)

         The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2004 and 2003:

                                                  Six Months Ended March 31,
                              ------------------------------------------------------------------
                                             2004                            2003
                              ---------------------------------- -------------------------------
                                             Weighted                         Weighted
                                  Net         Average  Per Share     Net       Average  Per Share
                                Income        Shares    Amount     Income      Shares     Amount
                              -----------   ---------- --------- ----------   ---------   ------
Basic .....................   $10,121,000   13,276,000   $0.76   $4,741,000   8,160,000   $0.58
                                                         =====                            =====
Effect of Dilutive Stock ..                    953,000                          642,000
                              -----------   ----------           ----------   ---------
Diluted ...................   $10,121,000   14,229,000   $0.71   $4,741,000   8,802,000   $0.54
                              ===========   ==========   =====   ==========   =========   =====

                                                 Three Months Ended March 31,
                              ------------------------------------------------------------------
                                             2004                            2003
                              ---------------------------------- -------------------------------
                                             Weighted                         Weighted
                                  Net         Average  Per Share     Net       Average  Per Share
                                Income        Shares    Amount     Income      Shares     Amount
                              -----------   ---------- --------- ----------   ---------   ------
Basic .....................   $5,433,000    13,347,000   $0.41   $2,429,000   8,166,000   $0.30
                                                         =====                            =====
Effect of Dilutive Stock ..                    957,000                          728,000
                              ----------    ----------           ----------   ---------
Diluted ...................   $5,433,000    14,304,000   $0.38   $2,429,000   8,894,000   $0.27
                              ==========    ==========   =====   ==========   =========   =====

Note 10: Stock-based Compensation

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

                                                                      Six Months Ended March 31,
                                                                     -----------------------------
                                                                          2004            2003
                                                                     -------------   -------------
Net income as reported ...........................................   $  10,121,000   $   4,741,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects ..      (1,103,000)       (530,000)
                                                                     -------------   -------------
Pro forma net income .............................................   $   9,018,000   $   4,211,000
                                                                     =============   =============
Earnings per share:
 Basic-- as reported .............................................   $        0.76   $        0.58
                                                                     =============   =============
 Basic-- pro forma ...............................................   $        0.68   $        0.52
                                                                     =============   =============
 Diluted-- as reported ...........................................   $        0.71   $        0.54
                                                                     =============   =============
 Diluted-- pro forma .............................................   $        0.63   $        0.48
                                                                     =============   =============

                               ASTA FUNDING, INC.

Note 10: Stock-based Compensation - (Continued)

                                                                     Three Months Ended March 31,
                                                                     -----------------------------
                                                                          2004            2003
                                                                     -------------   -------------
Net income as reported ...........................................   $   5,433,000   $   2,429,000
Stock-based compensation expense
 Determined under fair value method, net of related tax effects ..        (552,000)       (265,000)
                                                                     -------------   -------------
Pro forma net income .............................................   $   4,881,000   $   2,164,000
                                                                     =============   =============
Earnings per share:
 Basic-- as reported .............................................   $        0.41   $        0.30
                                                                     =============   =============
 Basic-- pro forma ...............................................   $        0.37   $        0.27
                                                                     =============   =============
 Diluted-- as reported ...........................................   $        0.38   $        0.27
                                                                     =============   =============
 Diluted-- pro forma .............................................   $        0.34   $        0.24
                                                                     =============   =============

The weighted average fair value of the options granted during 2004 and 2003 were $8.96 and $3.55 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.0094% (2004) and dividend yield 0% (2003), weighted average volatility 41.559% (2004) and 56.4378% (2003), expected life 10 years, weighted average risk free interest rate of 4.2895% in 2004 and 4.0050% in 2003.

Note 11: Stock Option Plans

   1995 Stock Option Plan

         The Company has a stock option plan under which 1,840,000 shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through February 2014. As of March 31, 2004, 54,002 shares of common stock were available for issuance under the stock option plan.

   2002 Stock Option Plan

         During May 2002, the Company approved a new stock option plan under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years. As of March 31, 2004, 860,000 shares of common stock were available for issuance under the stock option plan.

The following table summarizes stock option transactions under the plans:

                                                              Six Months Ended March 31,
                                                    -----------------------------------------------
                                                             2004                     2003
                                                    ----------------------   ----------------------
                                                                  Weighted                 Weighted
                                                                   Average                  Average
                                                                  Exercise                 Exercise
                                                      Shares        Price      Shares        Price
                                                    ----------    --------   ----------    --------
Outstanding options at the beginning of period ..    1,225,000    $ 3.2377    1,109,000    $ 2.8657
Options granted .................................      357,000     15.0492      260,000      5.0735
Options exercised ...............................     (196,000)     5.2131      (26,000)     2.3905
Options cancelled ...............................            0           0      (13,000)     4.1475
                                                    ----------    --------   ----------    --------
Outstanding options at the end of period ........    1,386,000    $ 6.0005    1,330,000    $ 3.2939
                                                    ----------               ----------

Exercisable options at the end of period ........      967,000    $ 3.8731      862,000    $ 2.6409
                                                    ----------               ----------

                               ASTA FUNDING, INC.

Note 11: Stock Option Plans- (Continued)

         The following table summarizes information about the Plans outstanding options as of March 31, 2004:

                                             Options Outstanding                     Options Exercisable
                                  ------------------------------------------      -------------------------
                                                    Weighted
                                                     Average        Weighted                       Weighted
                                                    Remaining       Average                        Average
                                     Number        Contractual      Exercise        Number         Exercise
Range of Exercise Price           Outstanding    Life (in Years)     Price        Exercisable       Price
-----------------------           -----------    ---------------    --------      -----------      --------
$ 0.0000 - $ 1.8100 .......          205,000             5.2        $ 0.8125        205,000        $ 0.8125
$ 1.8101 - $ 3.3620 .......          553,000             5.6          2.6016        553,000          2.6016
$ 3.3621 - $ 5.4300 .......          183,000             8.6          4.7250         50,000          4.7250
$ 5.4310 - $ 7.2400 .......           81,000             8.0          6.6569         46,000          6.6546
$ 7.2410 - $ 9.0500 .......           24,000             9.0          7.7450         14,000          7.7450
$ 9.0510 - $14.480  .......                0               0               0              0               0
$14.4801 - $16.29   .......          323,000             9.6          14.898         93,000          14.870
$16.2901 - $18.10   .......           17,000             9.9          18.100          6,000          18.100
                                   ---------        --------        --------        -------        --------
                                   1,386,000             7.1        $ 6.0005        967,000        $ 3.8731
                                   =========                                        =======

Note 12: Stockholders' Equity

         During the six months ended March 31, 2004, we paid $331,000 on November 1, 2003 and accrued $401,000 as of March 31, 2004 for dividends.

         We declared a two for one stock split, effected through a 100% stock dividend for record holders as of March 9, 2004 that became effective March 23, 2004. The basic and fully diluted shares outstanding for all periods reported in this Form-10Q reflect this dividend.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

         o charged-off receivables-- accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

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

         We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the six-month period ended March 31, 2004. We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to a specific consumer receivable portfolio containing a significant amount of performing and semi-performing accounts, we recognize finance income on accounts that are being serviced by a third-party servicer at the gross amounts received by the servicer. The servicing cost for this portfolio is reported as an expense on our income statement as third-party service expense. This portfolio was sold in March 2004 and we will no longer incur third-party servicing expenses on this portfolio.

         Based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003 and December 31, 2003, we revised our estimates. Such change in accounting estimates has resulted in approximately a $2.8 million increase in finance income recognized during the six months ended March 31, 2004.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations

         The six-month period ended March 31, 2004, compared to the six-month period ended March 31, 2003

         Revenues. During the six-month period ended March 31, 2004, finance income increased $9.8 million or 67.6% to $24.3 million from $14.5 million for the six-month period ended March 31, 2003. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six-months ended March 31, 2004, as compared to the same prior year period. During the six-months ended March 31, 2004, we acquired receivables at a cost of $49.4 million as compared to $4.4 million during the six- months ended March 31, 2003 and for year ended September 30, 2003, we acquired receivables at a cost of $115.6 million as compared to $36.6 million for the year ended September 30, 2002. In addition, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003 and December 31, 2003, we revised our estimates. Such change in accounting estimates has resulted in approximately a $2.8 million increase in finance income recognized during the six months ended March 31, 2004.

         General and Administrative Expenses. During the six-month period ended March 31, 2004, general and administrative expenses increased $2.1 million or 61.8% to $5.5 million from $3.4 million for the six-months ended March 31, 2003, and represented 75.3% of total expenses for the six months ended March 31, 2004. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the six-month period ended March 31, 2004, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the six-months ended March 31, 2004, as compared to the same prior year period. A majority of the increased costs were from collection expenses including court costs, data processing costs, salaries, payroll taxes and benefits, professional fees, telephone charges and rent. In January 2003, we acquired a call center in Bethlehem, PA that we use for servicing a portion of our receivables, accordingly we have servicing expenses associated with this center during the six months ended March 31, 2004, compared to only three months of these expenses during the six months ended March 31, 2003.

         Third-Party Servicing Expenses. During the six-month period ended March 31, 2004, third-party servicing expenses decreased $1.9 million or 59.4% to $1.3 million from $3.2 for the six months ended March 31, 2003, and represented 17.8% of total expenses for the six months ended March 31, 2004. This expense relates to a specific portfolio, and the decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced by third parties during the six months ended March 31, 2004, as compared to the same prior year period, and the sale of this specific portfolio as of February 29, 2004.

         Interest Expense. During the six-month period ended March 31, 2004, interest expense increased to $0.5 million from no interest expense in the same prior year period and represented 6.9% of total expenses for the six-month period ended March 31, 2004. The increase was due to an increase in average outstanding borrowings under our line of credit during the six-month period ended March 31, 2004, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the second half of our fiscal year ended September 30, 2003 and the first half of the current fiscal year, as compared to the corresponding prior year periods.

The three-month period ended March 31, 2004, compared to the three-month period ended March 31, 2003.

         Revenues. During the three-month period ended March 31, 2004, finance income increased $5.2 million or 67.5% to $12.9 million from $7.7 million for the three-month period ended March 31, 2003. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six and three-month periods ended March 31, 2004, as compared to the same prior year periods. During the three months ended March 31, 2004, we acquired receivables at a cost of $49.4 million as compared to $4.4 million during the three months ended March 31, 2003, and for year ended September 30, 2003, we acquired receivables at a cost of $115.6 million as compared to $36.6 million for the year ended September 30, 2002. In addition, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003 and December 31, 2003, we revised our estimates. Such change in accounting estimates has resulted in approximately a $1.3 million increase in finance income recognized during the three months ended March 31, 2004.

         General and Administrative Expenses. During the three-month period ended March 31, 2004, general and administrative expenses increased $1.0 million or 50.0% to $3.0 million from $2.0 million for the three-months ended March 31, 2003, and represented 80.1% of total expenses for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended March 31, 2004, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three-months ended March 31, 2004, as compared to the same prior year period. A majority of the increased costs were from collection expenses including court costs, data processing costs, salaries, payroll taxes and benefits, professional fees and telephone charges.

         Third-Party Servicing Expenses. During the three-month period ended March 31, 2004, third-party servicing expenses decreased $1.1 million or 68.8% to $0.5 million from $1.6 for the three months ended March 31, 2003, and represented 12.2% of total expenses for the three months ended March 31, 2004. This expense relates to a specific portfolio, and the decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced during the three months ended March 31, 2004, as compared to the same prior year period, and the sale of this specific portfolio as of February 29, 2004.

         Interest Expense. During the three-month period ended March 31, 2004, interest expense increased to $0.3 million from no interest expense in the same prior year period and represented 7.7% of total expenses for the three-month period ended March 31, 2004. The increase was due to an increase in average outstanding borrowings under our line of credit during the three-month period ended March 31, 2004, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the second half of our fiscal year ended September 30, 2003 and the first half of the current fiscal year, as compared to the corresponding prior year periods.

Liquidity and Capital Resources

         Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired and borrowings under our line of credit. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $35 million line of credit for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $35 million line of credit with a financial institution. As of March 31, 2004, there was $23.0 million outstanding balance under this facility. In May 2004, our credit facility was increased to $60 million and extended for two years. As of March 31, 2004, our cash and cash equivalents decreased to $5.9 million from $6.8 million at September 30, 2003. The decrease in cash and cash equivalents during the six month period ended March 31, 2004 was primarily due to an increase in consumer receivable purchases and an increase in other liability and tax payments during the six months ended March 31, 2004 as compared to the same prior year period.

         Net cash provided by operating activities was $6.7 million during the six months ended March 31, 2004, compared to net cash provided by operating activities of $2.6 million during the six months ended March 31, 2003. The increase in net cash provided by operating activities was primarily due to an increase in net income which was partially offset by a decrease in other liabilities and income taxes payable during the six months ended March 31, 2004, as compared to the same year period. Net cash used in investing activities was $14.6 million during the six months ended March 31, 2004, compared to net cash provided by investing activities of $10.4 million during the six months ended March 31, 2003. The decrease in net cash provided by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the six months ended March 31, 2004, compared to the same period in the prior year. Net cash provided by financing activities was $7.0 million during the six months ended March 31, 2004, compared to net cash used of $0.3 million during the six months March 31, 2003. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under our line of credit which was due to an increase in accounts acquired for liquidation during the six months ended March 31, 2004, as compared to the same prior year period.

         We have a $35 million line of credit with a bank with interest at the prime rate. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line was due to expire on January 31, 2004, but has been extended by the bank until May 31, 2004. As of March 31, 2004, there was $23.0 million outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit.

         On May 11, 2004, we entered into an amended and restated loan and security agreement that increased our line of credit to $60 million and extended it to May 11, 2006. This line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the Prime Rate plus or minus an applicable margin based on certain leverage ratios, and includes additional financial covenants as defined in the agreement.

         Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the six months ended March 31, 2004, we acquired consumer receivable portfolios at a cost of approximately $49.4 million. These acquisitions were financed with our credit facility and cash flows from operating activities.

         We anticipate the funds available under our current credit facility that we entered into on May 11, 2004, as well as funds that may be made available by Asta Group, Incorporated, an affiliate of ours, and cash from operations will be sufficient to satisfy the our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

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

         The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

                                                          For the Six Months Ended March 31, 2004
                                                      -------------------------------------------------
                                                                       (in thousands)
                                                         Accrual            Cash
                                                          Basis             Basis
                                                       Portfolios        Portfolios           Total
                                                      -------------      -----------      -------------
Balance, beginning of period .................        $ 102,809,000      $ 2,783,000      $ 105,592,000
Acquisitions of receivable portfolios, net ...           48,736,000          704,000         49,440,000
Cash collections including sales proceeds ....          (55,274,000)      (3,982,000)       (59,256,000)
Finance income recognized ....................           21,639,000        2,629,000         24,268,000
                                                      -------------      -----------      -------------
Balance, end of period .......................        $ 117,910,000      $ 2,134,000      $ 120,044,000
                                                      =============      ===========      =============
Revenue as a percentage of collections .......                 39.1%            66.0%              41.0%

                                                         For the Six Months Ended March 31, 2003
                                                                      (in thousands)
                                                    -------------------------------------------------
                                                       Accrual            Cash
                                                        Basis             Basis
                                                     Portfolios        Portfolios          Total
                                                    -------------      -----------      ------------
Balance, beginning of period ....................    $ 32,797,000      $ 3,282,000      $ 36,079,000
Acquisitions of receivable portfolios, net ......       4,159,000          269,000         4,428,000
Cash collections including sales proceeds .......     (23,747,000)      (4,406,000)      (28,153,000)
Finance income recognized .......................      10,899,000        3,415,000        14,314,000
                                                     ------------      -----------      ------------
Balance, end of period ..........................    $ 24,108,000      $ 2,560,000      $ 26,668,000
                                                     ============      ===========      ============
Revenue as a percentage of collections ..........            45.9%            77.5%             50.8%

                                                         For the Three Months Ended March 31, 2004
                                                      -------------------------------------------------
                                                                      (in thousands)
                                                         Accrual            Cash
                                                          Basis             Basis
                                                       Portfolios        Portfolios          Total
                                                      -------------      -----------      ------------
Balance, beginning of period .....................    $ 120,937,000      $ 2,634,000      $ 123,571,000
Acquisitions of receivable portfolios, net .......       14,019,000             --           14,019,000
Gross cash collections including sales proceeds ..      (28,731,000)      (1,654,000)       (30,385,000)
Finance income recognized ........................       11,685,000        1,154,000         12,839,000
                                                      -------------      -----------      -------------
Balance, end of period ...........................    $ 117,910,000      $ 2,134,000      $ 120,044,000
                                                      =============      ===========      =============
Revenue as a percentage of collections ...........             40.7%            69.8%              42.3%

                                                        For the Three Months Ended March 31, 2003
                                                                      (in thousands)
                                                      -----------------------------------------------
                                                         Accrual           Cash
                                                          Basis            Basis
                                                       Portfolios       Portfolios          Total
                                                      ------------      -----------      ------------
Balance, beginning of period .....................    $ 27,521,000      $ 2,982,000      $ 30,503,000
Acquisitions of receivable portfolios, net .......       2,498,000             --           2,498,000
Gross cash collections including sales proceeds ..     (11,992,000)      (2,016,000)      (14,008,000)
Finance income recognized ........................       6,081,000        1,594,000         7,675,000
                                                      ------------      -----------      ------------
Balance, end of period ...........................    $ 24,108,000      $ 2,560,000      $ 26,668,000
                                                      ============      ===========      ============
Revenue as a percentage of collections ...........            50.7%            79.1%             54.8%

Additional Supplementary Information on Accounts Acquired for Liquidation

                                                     As of March 31, 2004
                                                --------------------------------
                                                Cost Recovery    Interest Method
                                                  Portfolios        Portfolios
                                                --------------   ---------------
Cumulative Original Purchase Price .........    $   49,300,000    $  220,400,000
Cumulative Aggregate Managed Portfolios ....    $2,168,400,000    $6,454,900,000

         The original purchase price reflects what we paid for the receivables from 1998 through March 31, 2004. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through March 31, 2004 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the interest or cost recovery method.

         We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

         For the six-months ended March 31, 2004, we earned interest income of $2.6 million under the cost recovery method because we collected $2.6 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $21.6 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

Recent Accounting Pronouncements

         In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the IRR while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We are in the process of evaluating the application of this SOP, but believe that the impact on our results would not be significant.

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

         31.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         Furnished on February 11, 2004, issuance of an earnings press release for the three months ended December 31, 2003.

         Furnished on February 18, 2004, issuance of a press release for a 100% stock dividend for record holders as of March 9, 2004 and a cash dividend of $0.03 for record holders as of March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASTA FUNDING, INC.
                                   (Registrant)

Date: May 12, 2004                By: /s/ Gary Stern
                                  ----------------------------------------------
                                  Gary Stern, President, Chief Executive Officer
                                  (Principal Executive Officer)

Date: May 12, 2004                By: /s/ Mitchell Herman
                                  ----------------------------------------------
                                  Mitchell Herman, Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)