Form 10-Q
period 2004-06-30
ASTA FUNDING INC
filed 2004-08-10
CIK 1001258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

         As of August 1, 2004, the registrant had approximately 13,429,000 common shares outstanding.

================================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I. Financial Information.........................................................................      2
Item 1.  Consolidated Financial Statements............................................................      2
         Consolidated Balance Sheets as of June 30, 2004 (unaudited) and September  30, 2003..........      2
         Consolidated Statements of Operations for the nine and three month periods ended
            June 30, 2004 and 2003 (unaudited)........................................................      3
         Consolidated Statement of Stockholders' Equity for the nine month period ending
            June 30, 2004 (unaudited).................................................................      4
         Consolidated Statements of Cash Flows for the nine month periods ended
            June 30, 2004 and 2003 (unaudited)........................................................      5
         Condensed Notes to Consolidated Financial Statements (unaudited).............................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........     13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................     18
Item 4.  Controls and Procedures......................................................................     18
Part II. Other Information............................................................................     19
Item 1.  Legal Proceedings............................................................................     19
Item 2.  Changes in Securities and Use of Proceeds....................................................     19
Item 3.  Defaults Upon Senior Securities..............................................................     19
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     19
Item 5.  Other Information............................................................................     19
Item 6.  Exhibits and Reports on Form  8-K............................................................     19
Signatures  ..........................................................................................     20
Section 302 Certification of Chief Executive Officer..................................................     21
Section 302 Certification of Chief Financial Officer..................................................     22
Section 906 Certification of Chief Executive Officer..................................................     23
Section 906 Certification of Chief Financial Officer..................................................     24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,     SEPTEMBER 30,
                                                                            2004           2003
                                                                        ------------   ------------
                                                                         (UNAUDITED)
                                 ASSETS
Cash ................................................................   $  1,201,000   $  6,846,000
Restricted cash, net ................................................         54,000         54,000
Consumer receivables acquired for liquidation .......................    112,188,000    105,592,000
Auto loans receivable, net ..........................................             --          5,000
Furniture and equipment, net ........................................        694,000        710,000
Other assets ........................................................      1,178,000        169,000
                                                                        ------------   ------------
          Total assets ..............................................   $115,315,000   $113,376,000
                                                                        ============   ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt .............................................................   $  5,700,000   $ 16,381,000
   Other liabilities ................................................        906,000      3,741,000
   Income taxes payable .............................................        351,000        802,000
   Deferred income taxes ............................................         55,000         85,000
                                                                        ------------   ------------
          Total liabilities .........................................      7,012,000     21,009,000
                                                                        ------------   ------------

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding -- none
   Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding -- 13,429,000 at June 30, 2004 and 13,180,000
   at September 30, 2003 ...........................................         134,000        132,000
   Additional paid-in capital .......................................     59,059,000     57,718,000
   Retained earnings ................................................     49,110,000     34,517,000
                                                                        ------------   ------------
          Total stockholders' equity ................................    108,303,000     92,367,000
                                                                        ------------   ------------
Total liabilities and stockholders' equity ..........................   $115,315,000   $113,376,000
                                                                        ============   ============

           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended  Three Months Ended  Nine Months Ended   Nine Months Ended
                                                     June 30, 2004      June 30, 2003      June 30, 2004        June 30, 2003
                                                     -------------      -------------      -------------        -------------
Revenues:
Finance income ...............................        $12,050,000        $ 9,208,000        $36,369,000          $23,679,000
                                                      -----------        -----------        -----------          -----------

Expenses:
General and administrative ...................          2,474,000          2,067,000          7,998,000            5,429,000
Third-party servicing ........................               --            1,320,000          1,316,000            4,496,000
Interest .....................................            167,000          1,409,000            623,000            1,422,000
                                                      -----------        -----------        -----------          -----------
                                                        2,641,000          4,796,000          9,937,000           11,347,000
                                                      -----------        -----------        -----------          -----------

Income before income taxes ...................          9,409,000          4,412,000         26,432,000           12,332,000

Income tax expense ...........................          3,802,000          1,872,000         10,704,000            5,051,000
                                                      -----------        -----------        -----------          -----------

Net income ...................................        $ 5,607,000        $ 2,540,000        $15,728,000          $ 7,281,000
                                                      -----------        -----------        -----------          -----------



Net income per share:

Basic ........................................        $      0.42        $      0.30        $      1.18          $      0.88
                                                      -----------        -----------        -----------          -----------

Diluted ......................................        $      0.39        $      0.27        $      1.10          $      0.81
                                                      -----------        -----------        -----------          -----------


Weighted average number of shares outstanding:

Basic ........................................         13,403,000          8,376,000         13,318,000            8,232,000
                                                      -----------        -----------        -----------          -----------

Diluted ......................................         14,286,000          9,272,000         14,248,000            8,976,000
                                                      -----------        -----------        -----------          -----------

           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                      ADDITIONAL
                                           COMMON STOCK                 PAID-IN           RETAINED
                                     SHARES            AMOUNT           CAPITAL           EARNINGS            TOTAL
                                 -------------     -------------     -------------     -------------      -------------
Balance, September 30, 2003         13,180,000     $     132,000     $  57,718,000        34,517,000         92,367,000
Exercise of options ........           249,000             2,000         1,341,000              --            1,343,000
Dividends ..................                --                --                --        (1,135,000)        (1,135,000)
Net Income .................                --                --                --        15,728,000         15,728,000
                                 -------------     -------------     -------------     -------------      -------------
Balance, June 30, 2004 .....        13,429,000     $     134,000     $  59,059,000     $  49,110,000      $ 108,303,000
                                 =============     =============     =============     =============      =============

           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                   JUNE 30, 2004         JUNE 30, 2003
                                                                 -----------------       -------------
Cash flows from operating activities:
 Net income ................................................        $ 15,728,000         $  7,281,000

Adjustments to reconcile net income to net cash provided by
   operating activities:
 Depreciation and amortization .............................             203,000              108,000
 Deferred income taxes .....................................             (30,000)              62,000

Changes in:
 Repossessed automobiles held for sale .....................                --                 45,000
 Other assets ..............................................          (1,054,000)             513,000
 Income taxes payable ......................................            (451,000)          (1,493,000)
 Other liabilities .........................................          (2,908,000)            (147,000)
                                                                    ------------         ------------
    Net cash provided by operating activities ..............          11,488,000            6,369,000


Cash flows from investing activities:
 Auto loan principal payments ..............................               4,000               29,000
 Purchase of consumer receivables acquired for liquidation .         (55,584,000)         (61,499,000)
 Principal collected on receivables acquired for liquidation          48,988,000           22,707,000
 Finance receivables .......................................                --              1,443,000
 Capital expenditures ......................................            (141,000)            (507,000)
                                                                    ------------         ------------
    Net cash (used in) provided by investing activities ....          (6,733,000)         (37,827,000)

Cash flows from financing activities:
 Due from underwriters .....................................                              (47,761,000)
 Proceeds of common stock offering .........................                               47,320,000
 Proceeds from exercise of options .........................           1,343,000              215,000
 Cancellation of common shares .............................                                   90,000
 Dividends .................................................          (1,062,000)                --
 (Payments) advances under line of credit, net .............         (10,681,000)          31,095,000
                                                                    ------------         ------------
    Net cash (used in) provided by financing activities ....         (10,400,000)          30,959,000
                                                                    ------------         ------------
(Decrease) increase in cash ................................          (5,645,000)            (499,000)
Cash at the beginning of period ............................           6,846,000            2,213,000
                                                                    ------------         ------------
Cash at end of period ......................................        $  1,201,000         $  1,714,000
                                                                    ============         ============
Supplemental disclosure of cash flow information:

 Cash paid during the period
  Interest .................................................        $    598,000         $  1,614,000
  Income taxes .............................................        $  9,850,000         $  4,694,000

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

 Basis of Presentation

      The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the nine and three month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the nine month periods ended June 30, 2004 and 2003, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2004 and September 30, 2003, the results of operations for the nine and three month periods ended June 30, 2004 and 2003 and cash flows for the nine month periods ended June 30, 2004 and 2003 have been made. The results of operations for the nine and three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

                                                            FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                                    -----------------------------------------------------
                                                       ACCRUAL             CASH
                                                        BASIS              BASIS
                                                      PORTFOLIOS         PORTFOLIOS            TOTAL
                                                    -------------       -------------       -------------
Balance, beginning of period ..................     $ 102,809,000       $   2,783,000       $ 105,592,000
Acquisitions of receivable portfolios, net ....        54,880,000             704,000          55,584,000
Gross cash collections including sales proceeds       (79,713,000)         (5,563,000)        (85,276,000)
Finance income recognized .....................        32,458,000           3,830,000          36,288,000
                                                    -------------       -------------       -------------
Balance, end of period ........................     $ 110,434,000       $   1,754,000       $ 112,188,000
                                                    =============       =============       =============
Revenue as a percentage of collections ........          40.7%               68.8%               42.6%

                                                           FOR THE NINE MONTHS ENDED JUNE 30, 2003
                                                    -----------------------------------------------------
                                                       ACCRUAL             CASH
                                                        BASIS              BASIS
                                                      PORTFOLIOS         PORTFOLIOS             TOTAL
                                                    -------------       -------------       -------------
Balance, beginning of period ..................     $  32,797,000       $   3,282,000       $  36,079,000
Acquisitions of receivable portfolios, net ....        59,480,000           2,019,000          61,499,000
Gross cash collections including sales proceeds       (39,580,000)         (6,607,000)        (46,187,000)
Finance income recognized .....................        18,259,000           5,221,000          23,480,000
                                                    -------------       -------------       -------------
Balance, end of period ........................     $  70,956,000       $   3,915,000       $  74,871,000
                                                    =============       =============       =============
Revenue as a percentage of collections ........          46.1%               79.0%               50.8%

                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                    -----------------------------------------------------
                                                      ACCRUAL               CASH
                                                       BASIS               BASIS
                                                     PORTFOLIOS          PORTFOLIOS             TOTAL
                                                    -------------       -------------       -------------
Balance, beginning of period ..................     $ 117,910,000       $   2,134,000       $ 120,044,000
Acquisitions of receivable portfolios, net ....         6,144,000                --             6,144,000
Gross cash collections including sales proceeds       (24,439,000)         (1,581,000)        (26,020,000)
Finance income recognized .....................        10,819,000           1,201,000          12,020,000
                                                    -------------       -------------       -------------
Balance, end of period ........................     $ 110,434,000       $   1,754,000       $ 112,188,000
                                                    =============       =============       =============
Revenue as a percentage of collections ........          44.3%               75.7%               46.2%

                               ASTA FUNDING, INC.

NOTE 3 : CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION -- (CONTINUED)

                                                           FOR THE THREE MONTHS ENDED JUNE  30, 2003
                                                     ----------------------------------------------------
                                                      ACCRUAL               CASH
                                                       BASIS               BASIS
                                                     PORTFOLIOS          PORTFOLIOS             TOTAL
                                                    -------------       -------------       -------------
Balance, beginning of period ..................     $  24,108,000       $   2,560,000       $  26,668,000
Acquisitions of receivable portfolios, net ....        55,321,000           1,750,000          57,071,000
Gross cash collections including sales proceeds       (15,833,000)         (2,201,000)        (18,034,000)
Finance income recognized .....................         7,360,000           1,806,000           9,166,000
                                                    -------------       -------------       -------------
Balance, end of period ........................     $  70,956,000       $   3,915,000       $  74,871,000
                                                    =============       =============       =============
Revenue as a percentage of collections ........          46.5%               82.1%               50.8%

NOTE  4: FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of the dates indicated:

                                                                    JUNE 30,       SEPTEMBER 30,
                                                                     2004               2003
                                                                 -------------     --------------
Furniture ..................................................     $    314,000      $    307,000
Equipment ..................................................        1,312,000         1,178,000
                                                                 ------------      ------------
                                                                    1,626,000         1,485,000
Less accumulated depreciation ..............................          932,000           775,000
                                                                 ------------      ------------
Balance, end of period .....................................     $    694,000      $    710,000
                                                                 ============      ============

NOTE 5: DEBT

      On May 11, 2004, we entered into an amended and restated loan and security agreement that increased our line of credit to $60 million and extended it to May 11, 2006. This line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the Prime Rate plus or minus an applicable margin based on certain leverage ratios (3.50% at June 30, 2004), and includes additional financial covenants as defined in the agreement. As of June 30, 2004, $5.7 million was outstanding and we were in compliance with all of the covenants under this line of credit.

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

NOTE 8: INCOME TAXES

      The provision for income tax expense reflects income tax expense at an effective rate of 40.5% for the nine and three month periods ending June 30, 2004. For the nine and three month periods ended June 30, 2003, the effective income tax rate was 41.0% and 42.4% respectively.

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

                               ASTA FUNDING, INC.

NOTE 9: NET INCOME PER SHARE - (CONTINUED)

      The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2004 and 2003:

                                                              NINE MONTHS ENDED JUNE 30,

                                                 2004                                           2003
                             -----------------------------------------       ------------------------------------------
                                               WEIGHTED                                       WEIGHTED
                                  NET           AVERAGE      PER SHARE           NET           AVERAGE       PER SHARE
                                INCOME          SHARES        AMOUNT            INCOME          SHARES        AMOUNT
                             -----------      ----------     ---------       -----------      ----------     ---------
Basic ....................   $15,728,000      13,318,000       $1.18         $ 7,281,000       8,232,000       $0.88
                                                               =====                                           =====
Effect of Dilutive Stock..                       930,000                                         744,000
                             -----------      ----------                     -----------      ----------
Diluted ..................   $15,728,000      14,248,000       $1.10         $ 7,281,000       8,976,000       $0.81
                             ===========      ==========       =====         ===========      ==========       =====

                                                                 THREE MONTHS ENDED JUNE 30,
                                                     2004                                       2003
                                     --------------------------------------     -------------------------------------
                                                     WEIGHTED                                  WEIGHTED
                                          NET         AVERAGE     PER SHARE        NET          AVERAGE     PER SHARE
                                        INCOME        SHARES       AMOUNT         INCOME         SHARES       AMOUNT
                                     -----------   -----------    --------      -----------   -----------   ---------
Basic.....................            $5,607,000    13,403,000      $0.42       $ 2,540,000     8,376,000     $0.30
                                                                    =====                                     =====
Effect of Dilutive Stock..                             883,000                                    896,000
                                     -----------   -----------                  -----------    ----------
Diluted...................            $5,607,000    14,286,000      $0.39       $ 2,540,000     9,272,000     $0.27
                                     ===========    ==========      =====       ===========    ==========     =====

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

                                                                                  NINE MONTHS ENDED JUNE 30,
                                                                                -----------------------------
                                                                                    2004              2003
                                                                                ------------       ----------
Net income as reported......................................................    $15,728,000         7,281,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects.............     (1,632,000)         (795,000)
                                                                                -----------         ---------
Pro forma net income........................................................    $14,096,000        $6,486,000
                                                                                ===========        ==========
Earnings per share:
 Basic -- as reported........................................................   $      1.18        $     0.88
                                                                                ===========        ==========
 Basic -- pro forma..........................................................   $      1.06        $     0.79
                                                                                ===========        ==========
 Diluted -- as reported......................................................   $      1.10        $     0.81
                                                                                ===========        ==========
 Diluted -- pro forma........................................................   $      0.99        $     0.72
                                                                                ===========        ==========

                               ASTA FUNDING, INC.

NOTE 10: STOCK-BASED COMPENSATION - (CONTINUED)

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                -----------------------------
                                                                                    2004              2003
                                                                                ------------      -----------
Net income as reported......................................................    $ 5,607,000       $2,540,000
Stock-based compensation expense
 Determined under fair value method, net of related tax effects.............       (544,000)        (265,000)
                                                                                 ----------       ----------
Pro forma net income........................................................    $ 5,063,000       $2,275,000
                                                                                ===========       ==========
Earnings per share:
 Basic -- as reported........................................................   $      0.42       $     0.30
                                                                                ===========       ==========
 Basic -- pro forma..........................................................   $      0.38       $     0.27
                                                                                ===========       ==========
 Diluted -- as reported......................................................   $      0.39       $     0.27
                                                                                ===========       ==========
 Diluted -- pro forma........................................................   $      0.35       $     0.25
                                                                                ===========       ==========

The weighted average fair value of the options granted during 2004 and 2003 were $8.66 and $3.55 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.2508% (2004) and dividend yield 0% (2003), weighted average volatility 41.507% (2004) and 56.637% (2003), expected life 10 years, weighted average risk free interest rate of 4.2966% in 2004 and 4.0223% in 2003.

NOTE 11: STOCK OPTION PLANS

         1995 Stock Option Plan

         The Company has a stock option plan under which 1,840,000 shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through February 2014. As of June 30, 2004, 56,000 shares of common stock were available for issuance under this stock option plan.

         2002 Stock Option Plan

         During May 2002, the Company approved a new stock option plan under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years. As of June 30, 2004, 854,167 shares of common stock were available for issuance under this stock option plan.

THE FOLLOWING TABLE SUMMARIZES STOCK OPTION TRANSACTIONS UNDER THE PLANS:


                                                                         NINE MONTHS ENDED JUNE 30,
                                                             ---------------------------------------------------
                                                                      2004                       2003
                                                             ------------------------   ------------------------
                                                                          WEIGHTED                      WEIGHTED
                                                                           AVERAGE                       AVERAGE
                                                                          EXERCISE                      EXERCISE
                                                              SHARES       PRICE         SHARES           PRICE
                                                             ---------   ----------    -----------    ----------
Outstanding options at the beginning of period..........     1,225,000     $ 3.2377     1,109,000      $ 2.8657
Options granted.........................................       363,000      15.0643       260,000        5.0735
Options exercised.......................................      (248,000)      5.4221       (95,000)       2.9116
Options cancelled.......................................        (2,000)      7.5050       (49,000)       5.1914

                                                             ---------   ----------     ---------      --------
Outstanding options at the end of period................     1,338,000     $ 6.0337     1,225,000      $ 3.2377
                                                             ---------                  ---------

Exercisable options at the end of period................       939,000     $ 3.8411       805,000      $ 2.6630
                                                             ---------                  ---------

                               ASTA FUNDING, INC.

NOTE 11: STOCK OPTION PLANS- (CONTINUED)

         The following table summarizes information about the Plans outstanding options as of June 30, 2004:


                                                        OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                              -------------------------------------    ------------------------
                                                             WEIGHTED
                                                              AVERAGE     WEIGHTED                     WEIGHTED
                                                             REMAINING     AVERAGE                      AVERAGE
                                                NUMBER      CONTRACTUAL   EXERCISE       NUMBER        EXERCISE
RANGE OF EXERCISE PRICE                       OUTSTANDING LIFE (IN YEARS)   PRICE      EXERCISABLE       PRICE
-----------------------                       ----------- -------------- ----------    ------------  ----------
$0.0000 - $1.8100.......................        205,000         4.9       $  0.8125       205,000    $  0.8125
$1.8101 - $3.3620.......................        540,000         5.3          2.5875       540,000       2.5875
$3.3621 - $5.4300.......................        183,000         8.3          4.7250        50,000       4.7250
$5.4310 - $7.2400.......................         52,000         7.6          6.4479        40,000       6.5954
$7.2410 - $9.0500.......................         12,000         8.7          7.7450         3,000       7.7450
$9.0510 - $14.480.......................              0           0               0             0            0
$14.4801 - $16.29.......................        329,000         9.4         14.9173        95,000      14.8929
$16.2901 - $18.10.......................         17,000         9.6         18.1000         6,000      18.1000
                                             ----------         ----      ---------    ----------    ---------
                                              1,338,000         6.8       $  6.0337       939,000    $  3.8411
                                             ==========                                ==========


NOTE 12: STOCKHOLDERS' EQUITY

         During the nine-month period ended June 30, 2004, we declared dividends of $1,135,000, of which $403,000 was unpaid as of June 30, 2004.

         We declared a two-for-one stock split, affected through a 100% stock dividend for record holders as of March 9, 2004 that became effective March 23, 2004. The basic and fully diluted shares outstanding for all periods reported in this Form 10-Q reflect this dividend.

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

         The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18 to 24 months after acquiring the portfolio, although additional amounts are collected over the remaining periods. The estimated future cash flows of the portfolios are reevaluated quarterly.

         Under the cost recovery method of accounting, no income is recognized until the purchase price of a portfolio has been fully recovered by us.

         We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the nine-month period ended June 30, 2004. We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to a specific consumer receivable portfolio containing a significant amount of performing and semi-performing accounts, we recognized finance income on these accounts that were being serviced by a third-party servicer at the gross amounts received by the servicer. The servicing cost for this portfolio was reported as an expense on our income statement as third-party service expense. This portfolio was sold as of February 29, 2004, and we will no longer incur third-party servicing expenses on this portfolio.

         Based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003, we revised our estimates. Such change in accounting estimates has resulted in approximately a $5.9 million increase in finance income recognized during the nine months ended June 30, 2004.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

RESULTS OF OPERATIONS

         THE NINE-MONTH PERIOD ENDED JUNE 30, 2004, COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 2003

         Revenues. During the nine-month period ended June 30, 2004, finance income increased $12.7 million or 53.6% to $36.4 million from $23.7 million for the nine-month period ended June 30, 2003. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the nine-month period ended June 30, 2004, as compared to the same prior year period. During the nine-month period ended June 30, 2004, we acquired receivables at a cost of $55.6 million as compared to $61.5 million during the nine-month period ended June 30, 2003 and for year ended September 30, 2003, we acquired receivables at a cost of $115.6 million as compared to $36.6 million for the year ended September 30, 2002. For the nine-month period ended June 30, 2004, we had an average of $108.9 million in consumer receivables acquired for liquidation as compared to $55.5 million during the same prior year period. In addition, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003 and June 30, 2004, we revised our accounting estimates. Such change in accounting estimates has resulted in approximately a $5.9 million increase in finance income recognized during the nine-month period ended June 30, 2004. The changes in projected portfolio collections were primarily due to changes in our servicing strategy in which we transferred a substantial number of accounts from collection agencies to collection attorneys during the fiscal year and have a substantial number of accounts that will be sent to our collection attorneys in the coming months.

         General and Administrative Expenses. During the nine-month period ended June 30, 2004, general and administrative expenses increased $2.6 million or 48.1% to $8.0 million from $5.4 million for the nine-month period ended June 30, 2003, and represented 80.8% of total expenses for the nine-month period ended June 30, 2004. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the nine-month period ended June 30, 2004, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the increase in our average outstanding accounts acquired for liquidation during the nine-month period ended June 30, 2004, as compared to the same prior year period. A majority of the increased costs were from collection expenses including court costs, data processing costs, salaries, payroll taxes and benefits, professional fees, telephone charges and rent. In January 2003, we acquired a call center in Bethlehem, PA that we use for servicing a portion of our receivables, accordingly we have servicing expenses associated with this center during the nine-month period ended June 30, 2004, compared to only six-months of these expenses during the nine-month period ended June 30, 2003.

         Third-Party Servicing Expenses. During the nine-month period ended June 30, 2004, third-party servicing expenses decreased $3.2 million or 71.1% to $1.3 million from $4.5 million for the nine-month period ended June 30, 2003, and represented 13.1% of total expenses for the nine-month period ended June 30, 2004. This expense related to a specific portfolio, and the decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced by third parties during the nine-month period ended June 30, 2004, as compared to the same prior year period, and the sale of this specific portfolio as of February 29, 2004.

         Interest Expense. During the nine-month period ended June 30, 2004, interest expense decreased to $0.6 million from $1.4 million in the same prior year period and represented 6.1% of total expenses for the nine-month period ended June 30, 2004. The decrease was due to a decrease in average outstanding borrowings under our line of credit during the nine-month period ended June 30, 2004, as compared to the same period in the prior year. The decrease in borrowings was due to the decrease in acquisitions of consumer receivables acquired for liquidation during the third quarter ended June 30, 2004, as compared to the same quarter last year and an increase in cash flow from operations that was available to make debt payments during the nine-month period ended June 30, 2004, as compared to the corresponding prior year period.

THE THREE-MONTH PERIOD ENDED JUNE 30, 2004, COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2003.

         Revenues. During the three-month period ended June 30, 2004, finance income increased $2.9 million or 31.5% to $12.1 million from $9.2 million for the three-month period ended June 30, 2003. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the three month period ended June 30, 2004, as compared to the same prior year period. During the three-month period ended June 30, 2004, we acquired receivables at a cost of $6.1 million as compared to $57.1 million during the three-month period ended June 30, 2003, and for year ended September 30, 2003, we acquired receivables at a cost of $115.6 million as compared to $36.6 million for the year ended September 30, 2002. For the three-month period ended June 30, 2004, we had an average of $116.1 million in consumer receivables acquired for liquidation as compared to $50.8 million during the same prior year period. In addition, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003, December 31, 2003 and March 31, 2004, we revised our accounting estimates. Such change in accounting estimates has resulted in approximately a $3.1 million increase in finance income recognized during the three- month period ended June 30, 2004. The changes in projected portfolio collections were primarily due to changes in our servicing strategy in which we transferred a substantial number of accounts from collection agencies to collection attorneys during the current fiscal year and have a substantial number of accounts that will be sent to our collection attorneys within the coming months.

         General and Administrative Expenses. During the three-month period ended June 30, 2004, general and administrative expenses increased $0.4 million or 19.0% to $2.5 million from $2.1 million for the three-month period ended June 30, 2003, and represented 93.7% of total expenses for the three-month period ended June 30, 2004. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended June 30, 2004, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the increase in our average outstanding accounts acquired for liquidation during the three-month period ended June 30, 2004, as compared to the same prior year period. A majority of the increased costs were from collection expenses including court costs, data processing costs, salaries, payroll taxes and benefits, professional fees and telephone charges.

         Third-Party Servicing Expenses During the three-month period ended June 30, 2004, we did not incur any third-party servicing expense because we sold the portfolio that this cost was related to as of February 29, 2004. During the same period last year, this expense was $1.3 million.

         Interest Expense. During the three-month period ended June 30, 2004, interest expense decreased to $0.2 million from $1.4 million in the same prior year period and represented 6.3% of total expenses for the three-month period ended June 30, 2004. The decrease was due to a decrease in average outstanding borrowings under our line of credit during the three-month period ended June 30, 2004, as compared to the same period in the prior year. The decrease in borrowings was due to the decrease in acquisitions of consumer receivables acquired for liquidation during the third quarter ended June 30, 2004, as compared to the same quarter last year and an increase in cash flow from operations that was available to make debt payments during the three-month period ended June 30, 2004, as compared to the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired and borrowings under our line of credit. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer receivable portfolios. While we maintain a $60 million line of credit for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $60 million line of credit with a group of financial institutions. As of June 30, 2004, there was $5.7 million outstanding balance under this facility. As of June 30, 2004, our cash and cash equivalents decreased to $1.2 million from $6.8 million at September 30, 2003. The decrease in cash and cash equivalents during the nine-month period ended June 30, 2004 was primarily due to an increase in our credit line payments, other liability payments and tax payments during the nine-month period ended June 30, 2004 as compared to the same prior year period.

         Net cash provided by operating activities was $11.5 million during the nine-month period ended June 30, 2004, compared to net cash provided by operating activities of $6.4 million during the nine-month period ended June 30, 2003. The increase in net cash provided by operating activities was primarily due to an increase in net income which was partially offset by a decrease in other liabilities and income taxes payable and an increase in other assets during the nine-month period ended June 30, 2004, as compared to the same prior year period. Net cash used in investing activities was $6.7 million during the nine-month period ended June 30, 2004, compared to net cash used of $37.8 million during the nine-month period ended June 30, 2003. The decrease in net cash used in investing activities was primarily due to a decrease in the purchase of accounts acquired for liquidation and an increase in principal collected during the nine-month period ended June 30, 2004, compared to the same period in the prior year. Net cash used in financing activities was $10.4 million during the nine-month period ended June 30, 2004, compared to net cash provided of $31.0 million during the nine-month period June 30, 2003. The decrease in net cash provided by financing activities was primarily due to a decrease in borrowings under our line of credit which was due to a decrease in the purchase of accounts acquired for liquidation during the nine-month period ended June 30, 2004, as compared to the same prior year period. In addition, we declared dividends of $1.1 million during the nine-month period ended June 30, 2004, of which $732,000 was paid during the period and no dividends in the same prior year period.

         On May 11, 2004, we entered into an amended and restated loan and security agreement that increased our line of credit to $60 million and extended it to May 11, 2006. This line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the Prime Rate plus or minus an applicable margin based on certain leverage ratios (3.50% at June 30, 2004), and includes additional financial covenants as defined in the agreement. As of June 30, 2004, there was $5.7 million outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit.

         Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the nine-month period ended June 30, 2004, we acquired consumer receivable portfolios at a cost of approximately $55.6 million. These acquisitions were financed with our cash flows from operating activities and our credit facility.

         We anticipate the funds available under our current credit facility, as well as funds that may be made available by Asta Group, Incorporated, an affiliate of ours, and cash from operations will be sufficient to satisfy the our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

         From time to time, we evaluate potential acquisitions of related businesses but we may not be able to complete any acquisitions on favorable terms or at all.

         The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:


                                                                     FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                                               ------------------------------------------------
                                                                   ACCRUAL          CASH
                                                                    BASIS           BASIS
                                                                 PORTFOLIOS       PORTFOLIOS          TOTAL
                                                               ---------------   -------------   --------------
Balance, beginning of period..............................     $   102,809,000   $   2,783,000   $  105,592,000
Acquisitions of receivable portfolios, net................          54,880,000         704,000       55,584,000
Gross cash collections including sales proceeds...........         (79,713,000)     (5,563,000)     (85,276,000)
Finance income recognized.................................          32,458,000       3,830,000       36,288,000
                                                               ---------------   -------------   --------------
Balance, end of period....................................     $   110,434,000   $   1,754,000   $  112,188,000
                                                               ===============   =============   ==============
Revenue as a percentage of collections........................       40.7%            68.8%           42.6%

                                                                     FOR THE NINE MONTHS ENDED JUNE 30, 2003
                                                                 ----------------------------------------------
                                                                    ACCRUAL           CASH
                                                                     BASIS            BASIS
                                                                   PORTFOLIOS       PORTFOLIOS          TOTAL
                                                                 -------------    ------------    -------------
Balance, beginning of period..............................       $  32,797,000    $  3,282,000    $  36,079,000
Acquisitions of receivable portfolios, net................          59,480,000       2,019,000       61,499,000
Gross cash collections including sales proceeds...........         (39,580,000)     (6,607,000)     (46,187,000)
Finance income recognized.................................          18,259,000       5,221,000       23,480,000
                                                                 -------------    ------------    -------------
Balance, end of period....................................       $  70,956,000    $  3,915,000    $  74,871,000
                                                                 =============    ============    =============
Revenue as a percentage of collections........................         46.1%          79.0%            50.8%

                                                                   FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                                ----------------------------------------------
                                                                  ACCRUAL          CASH
                                                                   BASIS           BASIS
                                                                 PORTFOLIOS      PORTFOLIOS         TOTAL
                                                               --------------   -------------   -------------
Balance, beginning of period..............................     $  117,910,000   $   2,134,000   $  120,044,000
Acquisitions of receivable portfolios, net................          6,144,000               -        6,144,000
Gross cash collections including sales proceeds...........        (24,439,000)     (1,581,000)     (26,020,000)
Finance income recognized.................................         10,819,000       1,201,000       12,020,000
                                                               --------------   -------------   --------------
Balance, end of period....................................     $  110,434,000   $   1,754,000   $  112,188,000
                                                               ==============   =============   ==============
Revenue as a percentage of collections........................      44.3%            75.7%           46.2%

                                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                                                 ----------------------------------------------
                                                                    ACCRUAL          CASH
                                                                     BASIS           BASIS
                                                                  PORTFOLIOS       PORTFOLIOS         TOTAL
                                                                 -------------    ------------    -------------
Balance, beginning of period..............................       $  24,108,000    $  2,560,000    $  26,668,000
Acquisitions of receivable portfolios, net................          55,321,000       1,750,000       57,071,000
Gross cash collections including sales proceeds...........         (15,833,000)     (2,201,000)     (18,034,000)
Finance income recognized.................................           7,360,000       1,806,000        9,166,000
                                                                 -------------    ------------    -------------
Balance, end of period....................................       $  70,956,000    $  3,915,000    $  74,871,000
                                                                 =============    ============    =============
Revenue as a percentage of collections........................        46.5%           82.1%            50.8%

ADDITIONAL SUPPLEMENTARY INFORMATION ON ACCOUNTS ACQUIRED FOR LIQUIDATION

                                                                                    AS OF JUNE 30, 2004
                                                                             ----------------------------------
                                                                              COST RECOVERY     INTEREST METHOD
                                                                               PORTFOLIOS         PORTFOLIOS
                                                                             --------------     --------------
Cumulative Original Purchase Price.........................................  $   49,300,000     $  280,601,000
Cumulative Aggregate Managed Portfolios....................................  $2,168,400,000     $6,527,269,000

         The original purchase price reflects what we paid for the receivables from 1998 through June 30, 2004. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through June 30, 2004 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the interest or cost recovery method.

         We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

         For the nine-month period ended June 30, 2004, we earned interest income of $3.8 million under the cost recovery method because we collected $3.8 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $32.5 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

         During the three-month period ended June 30, 2004 we recorded total gross collections of $26.0 million as compared to $30.4 million for the three-month period ended March 31, 2004. Although this represents a decrease of $4.4 million in gross collections during this quarter as compared to the quarter ending March 31, 2004, collections excluding sales actually increased during this quarter as compared to the prior quarter.

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

         31.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of the Registrant's Chief Financial Officer, Mitchell Herman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         Furnished on May 12, 2004, issuance of an earnings press release for the six months ended March 31, 2004.

         Furnished on May 19, 2004, exhibit 10.17 Third Amended Loan and Security Agreement dated May 11, 2004, between the Company and Israel Discount Bank of NY.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ASTA FUNDING, INC.
                                   (Registrant)

Date: August 10, 2004             By: /s/ Gary Stern
                                  --------------------------------------
                                  Gary Stern, President, Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 10, 2004             By: /s/ Mitchell Herman
                                  --------------------------------------
                                  Mitchell Herman, Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)