Form 10-K
period 2004-09-30
ASTA FUNDING INC
filed 2004-12-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2004

       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                    to
                                      ------------------    ------------------

                       Commission file number: 0-26906

                             ASTA FUNDING, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    22-3388607
---------------------------------------------       ----------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION             (I.R.S. EMPLOYER
             OR ORGANIZATION)                            IDENTIFICATION NO.)


210 SYLVAN AVENUE, ENGLEWOOD CLIFFS, NJ                           07632
----------------------------------------               -------------------------
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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ( X ) No ( )

                  The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $189,473,000, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of December 8, 2004, the registrant had 13,500,595 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference:

                  The information called for by Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 28, 2005.

                                    FORM 10-K
                                TABLE OF CONTENTS


                                     PART I


Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders
Item 4A.   Executive Officers

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk
Item 8.    Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures
Item 9B.   Other information
                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services

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

Part I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Asta Funding, Inc. acquires, collects and services portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of MasterCard(R), Visa(R), retail installment contracts, secured asset portfolios, private label credit card accounts, and telecom charge-offs, among other types of receivables. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

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

If we elect to outsource the servicing of receivables, our senior management typically determines the appropriate servicer based on the type of receivables purchased. Once a group of receivables is sent to a third-party servicer, our management actively monitors and reviews the servicer's performance on an ongoing basis. Based on portfolio performance considerations, our management either will move certain receivables from one third-party servicer to another or to our internal servicing department if it anticipates that this will result in an increase in collections or it will sell the portfolio. In December 2002, we acquired a collection center which expanded our internal collection and servicing capabilities. The collection center currently employs approximately 66 persons, including senior management and has the capacity for more than 100 employees. We believe that the retention of these employees, as well as the increased capacity available at the collection center, will better assist us in monitoring our third-party servicers, while giving us greater flexibility in the future for servicing in-house a larger percentage of our consumer receivable portfolios.

We acquire portfolios through a combination of internally generated cash flow and bank debt. In the past, on certain large portfolio acquisitions we have partnered with a large financial institution in which we shared in the revenues generated from the collections on the portfolios.

For the years ended September 30, 2002, 2003 and 2004, our revenues were approximately $35.8 million, $34.9 million and $51.2 million respectively, and our net income was approximately $10.4 million, $11.6 million and $22.2 million, respectively. During these same years our cash collections were approximately $78.6 million, $80.2 million and $112.1 million respectively.

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

CONSUMER RECEIVABLES BUSINESS

Receivables Purchase Program

We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard(R), Visa(R), retail installment contracts, secured asset portfolios and private label credit card accounts, telecom receivables, and other types of receivables.

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

o        the age of the receivables;

o        number of days since charge-off;

o        payments made since charge-off; and

o        the locations of the debtors.

Once a receivable portfolio has been identified for potential purchase, we prepare various analyses based on extracting customer level data from external sources, other than the issuer, to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired by us. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, members of our senior management discuss the findings, decide whether to make the purchase and finalize the price at which we are willing to purchase the portfolio.

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

We presently outsource the majority of our receivable servicing to third-party servicers. Our senior management typically determines the appropriate servicer based on the type of receivables purchased. Once a group of receivables is sent to a third-party servicer, our management actively monitors and reviews the servicer's performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments to assist it in evaluating the results of the efforts of the third-party servicers. Based on portfolio performance guidelines, our management will move certain receivables from one third-party servicer to another or to our internal servicing department if it anticipates that this will result in an increase in collections.

In December 2002, we acquired a collection center that currently employs approximately 66 experienced persons with the capacity for over 100 employees. This facility expands our internal collection and servicing capabilities, gives us greater flexibility and control over the servicing of our consumer receivables portfolios and assists us in monitoring our third-party servicers.

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

Accounting employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The accounting department also assists the customer service department in the handling of buy-back requests from companies who have purchased receivables from us. In addition, the accounting department reviews the results of the collection of consumer receivable portfolios that are being serviced by third-party collection agencies.

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

Employees

As of September 30, 2004, we had 115 full-time employees. We are not a party to any collective bargaining agreement.

Risk Factors

You should carefully consider these risk factors in evaluating the Company. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and shareholders might lose all or part of their investment.

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

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor's assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

If we are unable to access external sources of financing, we may not be able to fund and grow our operations.

We depend on loans from our credit facility and other external sources to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to:

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

Arthur Stern, our Chairman and Executive Vice President, and Gary Stern, our President and Chief Executive Officer, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Arthur Stern or Gary Stern could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

The Stern family effectively controls Asta, substantially reducing the influence of our other stockholders.

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of minor children of Barbara Marburger and Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, beneficially own in the aggregate approximately 26.4% of our outstanding shares of common stock. In addition, other members of the Stern Family, such as adult children of Gary Stern and Barbara Marburger, own additional shares. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

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

Our new amended and restated loan and security agreement increased our line of credit to $60 million and expires on May 11 , 2006. We have pledged all of our portfolios of consumer receivables to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

Any indebtedness that we incur under our existing line of credit will be secured by all of our portfolios of consumer receivables acquired for Liquidation. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facilities impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 13,432,000 shares of common stock issued and outstanding as of the date hereof. Of these shares, 3,543,000 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended. The remainder of our outstanding shares were freely tradeable. In addition, options to purchase approximately 1,364,171 shares of our common stock were outstanding as of the date here of which 934,290 were vested and the exercise prices of such options were substantially lower than the current market price of our common stock. The remainder of such options will vest over the next three years. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2004 there were 880,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

ITEM 2. PROPERTY.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 10,000 square feet of general office space for approximately $15,000 per month. The lease expires on July 31, 2005.

In addition, our call center is located in Bethlehem, Pennsylvania, where we lease approximately 9,070 square feet of general office space for approximately $11,000 per month. The lease expires on December 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

 The Company held its fiscal year ended September 30, 2003 annual meeting on September 29, 2004. At that meeting, the following matter was voted on and received the votes indicated:

                                                               Authority
Election of Directors:                    For                   Withheld
----------------------                    ---                   --------

Gary Stern                             12,585,269                132,085

Alan Rivera                            12,585,269                142,980

Arthur Stern                           12,585,069                  5,917

Herman Badillo                         12,582,869                 15,917

Edward Celano                          12,529,778                142,980

Harvey Liebowitz                       12,362,004                  5,067

Louis Piccolo                          12,583,069                132,900

David Slackman                         12,498,551                132,900


ITEM 4A. EXECUTIVE OFFICERS.

Arthur Stern is our Chairman of the Board of Directors and Executive Vice President. From 1963 until December 1995, Mr. Stern was President of Asta Group, Incorporated, a consumer finance company, and since 1996 has served as Vice President of Asta Group. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections.

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

Mitchell Herman was our Chief Financial Officer and Executive Vice President. From September 1993 to May 1994 he was a manager with Paul Abrams & Co., a certified public accounting firm. From September 1990 to September 1993, Mr. Herman was a senior accountant with Shapiro & Lieberman, a certified public accounting firm. Mr. Herman is a certified public accountant. Effective October 1, 2004, Mr. Herman resigned from his positions as Executive Vice President, Chief Financial Officer, Secretary, and Director. Mr. Herman continued employment through a transitional period until November 2004.

Mitchell Cohen was appointed our Chief Financial Officer on October 1, 2004. From November 2003 to September 2004, Mr. Cohen was the Chief Financial Officer of Ramp Corporation, a publicly held software company. From May 2002 Mr. Cohen was a financial consultant. From November 1998 to May 2002, Mr. Cohen was the Chief Financial Officer of Siebert Financial Corp, a publicly traded financial services company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Between November 13, 1995 and August 15, 2000, our common stock, par value $.01 per share, had been quoted on the Nasdaq Small Cap Market. Since August 15, 2000, our common stock has been quoted on the Nasdaq National Market system under the symbol "ASFI." On December 8, 2004 there were approximately 23 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2002 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                                           High              Low
                                                           ----              ---
October 1, 2002 to December 31, 2002                       6.29             4.49
January 1, 2003 to March 31, 2003                          8.68             5.13
April 1, 2003 to June 30, 2003                            12.81             8.35
July 1, 2003 to September 30, 2003                        14.30            11.20

October 1, 2003 to December 31, 2003                      17.32            12.53
January 1, 2004 to March 31, 2004                         21.00            16.54
April 1, 2004 to June 30, 2004                            19.65            15.45
July 1, 2004 to September 30, 2004                        18.03            13.25

All stock prices have been retroactively restated to give effect to a 2:1 stock split in March 2004.

Dividends
During the year ended September 30, 2003, the Company declared a cash dividend of $330,000 ($0.025 per share) payable November 1, 2003. During the year ended September 30, 2004 the Company declared quarterly cash dividends aggregating $1,606,000 of which ($0.035 per share) $470,000 was paid November 1, 2004. We expect to pay a regular cash dividend in future quarters. This will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends. All per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

Sales of Unregistered Securities

In September 2003, we issued 6,000 shares of our common stock to a former director. The shares of common stock were valued at $13.40 per share.

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


Equity compensation Plan information:
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Plan category                    Number of securities to be    Weighted-average              Number of securities
                                 issued upon exercise of       exercise price of             remaining available for
                                 outstanding options,          outstanding options,          future issuance under equity
                                 warrants and rights           warrants and rights           compensation plans
                                                                                             (excluding securities
                                                                                             reflected in column (a))
                                 (a)                           (b)                           (c)
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Equity compensation plans
approved by security holders
                                                    1,364,171                       $6.2657                        880,000
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Equity compensation plans not
approved by security holders
                                                            0                             0                              0
-------------------------------- ----------------------------- ----------------------------- ------------------------------
Total                                               1,364,171                       $6.2657                        880,000
-------------------------------- ----------------------------- ----------------------------- ------------------------------


ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2004. The selected financial data for the five fiscal years ended September 30, 2004, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. All share and per share amounts have been retroactively restated to give effect toa 2:1 stock split in March 2004.


                                                                  Year Ended September 30,
                                                                  ------------------------
                                                  2000         2001         2002         2003         2004
                                                  ----         ----         ----         ----         ----
                                                           (in thousands, except per share data)

Operations Statement Data:
Finance income ..........................      $18,040      $24,100      $35,793      $34,862      $51,175
Servicing fee income ....................           70           14          219           --           --
                                               -------      -------      -------      -------      -------

Total revenue ...........................       18,110       24,114       36,012       34,862       51,175
                                               -------      -------      -------      -------      -------

Costs and expenses:
General and administrative ..............        4,091        5,653        6,698        7,837       11,258
Third-party servicing expenses...........           --        2,757        7,433        5,564        1,316
Interest expense ........................          410          920        3,643        1,855          300
Provision for credit losses .............        3,954          450          950           --          845
                                               -------      -------      -------      -------      -------
Total expenses ..........................        8,455        9,780       18,724       15,256       13,719
                                               -------      -------      -------      -------      -------

Income before provisions for income taxes        9,655       14,334       17,288       19,606       37,456
Provisions for income taxes .............        3,825        5,743        6,905        8,032       15,219
                                               -------      -------      -------      -------      -------

Net income ..............................      $ 5,830      $ 8,591      $10,383      $11,574      $22,237
                                               =======      =======      =======      =======      =======

Basic net income per share ..............      $  0.74      $  1.08      $  1.29      $  1.23      $  1.67
                                               =======      =======      =======      =======      =======

Diluted net income per share ............      $  0.72      $  1.03      $  1.19      $  1.13      $  1.57
                                               =======      =======      =======      =======      =======

                                                                            Year Ended September 30,
                                                                          ----------------------------
                                                     2000            2001            2002            2003            2004
                                                     ----            ----            ----            ----            ----
                                                                                (in millions)

Other Financial Data:
Cash collections .........................      $    29.8       $    47.5       $    78.6       $    80.2       $   112.1
Portfolio purchases, at cost .............            1.4            65.1            36.6           115.6           103.7
Portfolio purchases, at face .............          208.5           689.5         1,495.7         3,576.4         2,833.6
Cumulative aggregate managed portfolios ..        1,587.5         2,277.0         3,772.7         7,349.0        10,062.7
Return on average assets (1) .............           23.9%           22.6%           21.6%           15.0%           16.3%
Return on average stockholders' equity (1)           52.8%           46.9%           36.9%           18.4%           21.5%



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

We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. For the year ended September 30, 2004, we recorded a $300,000 write-off on a receivable portfolio. Based on actual cash flows and a change in strategy adopted during the year involving the increased use of attorney networks and the courts in order to maximize collections, and resultant changes in projected future cash flows through September 30, 2007, on certain portfolios as compared to what we estimated at September 30, 2003, we revised during the year ended September 30, 2004 our estimate of future collections. Such change in accounting estimate has resulted in approximately a $9.8 million increase in finance income recognized for the year ended September 30, 2004 for these portfolios. For the estimates of expected cash flows, the Company takes into consideration the quality of the underlying receivables constituting the portfolio, the strategy involved to maximize the collections thereof, the time required to implement the collection strategy and other factors.

We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to a single portfolio purchased in 2001 containing a significant amount of performing and semi-performing accounts, we recognized finance income on accounts that were being serviced by third-party servicers at the gross amounts received by the servicers. The servicing costs for these portfolios are reported as an expense on our income statement. In addition, with respect to specific consumer receivable portfolios we acquired, we agreed to a fifty percent profit sharing arrangement with our lender. However, the interest in this profit sharing arrangement held by our lender was sold to us and a third-party in equal amounts in December 2001. The third-party profit allocation was recorded as interest expense over the estimated term of the related note payable. During the year ended September 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.6 million interest expense charge during the year ended September 30, 2003. As this charge was due to a specific portfolio, no such charge was recorded during the year ended September 30, 2004.

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

---------------------------------------------------------- ----------------------------------------------------------------------
                                                                                 Years ending September 30
---------------------------------------------------------- ----------------------------------------------------------------------
                                                                   2004                    2003                    2002
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Finance Income                                                            100.0%                  100.0%                   99.4%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Other Income                                                                0.0%                    0.0%                    0.6%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
General and administrative                                                 22.0%                   22.5%                   18.6%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Third-party servicing expenses                                              2.6%                   16.0%                   20.6%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Provision for credit and other losses                                       0.6%                    0.0%                    2.6%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Interest expense                                                            1.7%                    5.3%                   10.1%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Income before provision for income taxes                                   73.1%                   56.2%                   48.1%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Provision for income taxes                                                 29.7%                   23.0%                   19.2%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------
Net Income                                                                 43.4%                   33.2%                   28.9%
---------------------------------------------------------- ---------------------- ----------------------- -----------------------

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2003

REVENUES. For the year ended September 30, 2004, finance income increased $16.3 million or 46.8% to $51.2 million from $34.9 million for the year ended September 30, 2003. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the fiscal year ended September 30, 2004, as compared to the same prior year period. For the fiscal year ended September 30, 2004, we acquired receivables at a cost of $103.7 million as compared to $115.6 million for the year ended September 30, 2003. For the fiscal year ended September 30, 2004, we had an average of $125.9 million in consumer receivables acquired for liquidation as compared to $70.8 million for the year ended September 30, 2003. Based on actual cash flows for the year ended September 30, 2004, and projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2003, we revised during the year ended September 30, 2004 our estimate of future collections. Management has decided in 2004 to implement a greater collection effort utilizing its attorney networks and the courts for collections. Such change in accounting estimate has resulted in approximately a $9.8 million increase in finance income recognized for the year ended September 30, 2004 for these portfolios.

GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended September 30, 2004, general and administrative expenses increased $3.4 million or 43.7% to $11.3 million from $7.8 million for the year ended September 30, 2003. The increase was primarily due to an increase receivable servicing costs. The increase in receivable servicing expenses resulted from the increase in our average outstanding accounts acquired for liquidation during the year ended September 30, 2004 coupled with increased costs associated with our acquisition of a call center in Bethlehem, PA in January 2003, that we use for servicing a portion of our receivable, as compared to the same prior year period. Both resulted in increased collection expenses including court costs, data processing costs, salaries, payroll taxes and benefits, professional fees, telephone charges and rent.

THIRD-PARTY SERVICING EXPENSES. For the year ended September 30, 2004, third-party servicing expenses decreased $4.2 million or 76.3% to $1.3 million from $5.6 million for the year ended September 30, 2003. The expense related to a specific portfolio, and the resulting decrease in third-party servicing expenses was due to the elimination of these accounts being serviced by third parties during the year ended September 30, 2004.

INTEREST EXPENSE. For the year ended September 30, 2004, interest expense decreased $1.0 million or 54.4% to $845,000 from $1.9 million for the year ended September 30, 2003. The decrease was primarily due to the decrease in the average outstanding borrowings under our line of credit during the year ended September 30, 2004, as compared to the same prior year period.

PROVISION FOR CREDIT LOSSES. For the year ended September 30, 2004, the provision for credit losses increased $300,000 to $300,000 from $0 for the year ended September 30, 2003. The increase was due to a write down on one of our financed portfolio receivables during the year ended September 30, 2004.

NET INCOME. For the year ended September 30, 2004, net income increased $10.7 million or 92.1% to $22.2 million from $11.6 million for the year ended September 30, 2003. Net income per share for the year ended September 30, 2004 increased $0.44 per diluted share or 38.9% to $1.57 per diluted share from $1.13 per diluted share for the year ended September 30, 2003. The increase in earnings per share is a result of higher net income, partially offset by higher weighted average number of diluted shares outstanding compared to the prior period, primarily resulting from the secondary stock offering in June 2003.

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

GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended September 30, 2003, general and administrative expenses increased $1.1 million or 16.4% to $7.8 million from $6.7 million for the year ended September 30, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and other servicing costs which was partially offset by a decrease in factoring expenses during the year ended September 30, 2003 as compared to September 30, 2002. Most of the increase in servicing expenses resulted from the operating costs of our call center that was acquired in December 2002 and an increase in court cost expenditures this fiscal year as compared to the same prior year period. The decrease in factoring expenses resulted from the sale of most of the factored receivables on November 25, 2002.

THIRD-PARTY SERVICING EXPENSES. For the year ended September 30, 2003, third-party servicing expenses decreased $1.8 million or 24.3% to $5.6 million from $7.4 million for the year ended September 30, 2002. The decrease in third-party servicing expenses was primarily due to a reduction in the number of accounts being serviced on a portfolio that was purchased in August 2001 and the elimination of recording third-party servicing expenses on a specific portfolio during the year ended September 30, 2002.

INTEREST EXPENSE. For the year ended September 30, 2003, interest expense decreased $1.7 million or 47.2% to $1.9 million from $3.6 million for the year ended September 30, 2002. Most of the decrease was due to a reduction in the accrual of interest expense that was due to profit participation on a specific portfolio during the year ended September 30, 2003, as compared to the same prior year period. During the year ended September 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we have revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.6 million interest expense charge during the year ended September 30, 2003.

PROVISION FOR CREDIT LOSSES. For the year ended September 30, 2003, the provision for credit losses decreased $1.0 million or 100.0% to $0.0 from $1.0 million for the year ended September 30, 2002. The decrease was due to a decrease in the provision for credit losses on our financed receivables during the year ended September 30, 2003, as compared to the prior year.

NET INCOME. For the year ended September 30, 2003, net income increased $1.2 million or 11.5% to $11.6 million from $10.4 million for the year ended September 30, 2002. Net income per share for the year ended September 30, 2003 decreased $0.06 per share (diluted) or 5.0% to $1.13 per share (diluted) from $1.19 per share (diluted) for the year ended September 30, 2002. The decrease in earnings per share is a result of a higher weighted average number of shares outstanding (diluted) compared to the prior period, primarily resulting from the secondary stock offering in June 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $3.3 million compared to $6.8 million at September 30, 2003. The decrease in cash and cash equivalents at September 30, 2004, was primarily due to an increase in our credit line payments, other liability payments and tax payments for the year ended September 30, 2004 as compared to the prior year. Primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. We previously maintained a $25 million line of credit for portfolio purchases in fiscal 2003, which was increased to $35 million on November 24, 2003. On May 11, 2004, we entered into a new amended and restated loan and security agreement increasing our line of credit to $60 million that expires on May 11, 2006. In addition, we also arrange for financing on a transactional basis. While we have historically been able to finance portfolio purchases, we do not have committed loan facilities, other than our line of credit with a financial institution. As of December 6, 2004, September 30, 2004 and September 30, 2003, we had outstanding borrowings of $45.3, $39.4 and $16.4 million respectively under this facility and we were in compliance with all of the covenants under this line of credit.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

                                                                     Year Ended September 30,
                                                                     ------------------------
                                               2000            2001            2002            2003            2004
                                          ---------       ---------       ---------       ---------       ---------
                                                                          (in millions)

Balance at beginning of period .....      $    16.5       $     4.4       $    43.8       $    36.1       $   105.6
Acquisitions of finance receivables,
net of buybacks ....................            1.5            65.1            36.6           115.6           103.7
Cash collections, including
sales, applied to principal (1) ....          (13.3)          (25.7)          (44.3)          (45.6)          (62.9)
Portfolio writedown ................           (0.3)             --              --            (0.5)           (0.3)
                                          ---------       ---------       ---------       ---------       ---------

Balance at end of period ...........      $     4.4       $    43.8       $    36.1       $   105.6       $   146.1
                                          =========       =========       =========       =========       =========

(1) Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Net cash provided by operating activities was $21.9 million during the year ended September 30, 2004, compared to $12.0 million during the year ended September 30, 2003. The increase was primarily due to an increase in net income partially offset by increases in income taxes payable and provisions for losses at September 30, 2004, compared to the prior year.

Net cash used in investing activities was $48.3 million during the year ended September 30, 2004, compared to $69.1 million during the year ended September 30, 2003. The decrease was primarily due to a decrease in purchases of consumer receivables acquired for liquidation during the year ended September 30, 2004, compared to the prior year.

Net cash provided by financing activities was $22.9 million during the year ended September 30, 2004, compared to $61.8 million for the prior year. The decrease in net cash provided by financing was primarily due to a $23.0 million increase in borrowings during the year ended September 30, 2004, as compared to the proceeds of $47.3 million from our common stock offering and a $14.2 million increase in borrowings in the prior year. We previously maintained a $25 million line of credit for portfolio purchases in fiscal 2003, which was increased to $35 million on November 24, 2003. On May 11, 2004, we entered into a new amended and restated loan and security agreement increasing our line of credit to $60 million which expires on May 11, 2006. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. As of December 6, 2004, September 30, 2004 and September 30, 2003, we had outstanding borrowings of $45.3, $39.4 and $16.4 million respectively under this line of credit and we were in compliance with all of the covenants under this line of credit.

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

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the year ended September 30, 2004, we acquired consumer portfolios at a cost of approximately $103.7 million having an aggregate outstanding balance totaling approximately $2.8 billion.

We anticipate that the net proceeds to us from our 2003 secondary offering, funds available under our current credit facility and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we may be required to seek additional funding.

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

Supplementary Information on Consumer Receivables Portfolios:

                               PORTFOLIO PURCHASES

                                                                          Year Ended September 30,
                                                                          ------------------------
                                                                   2002           2003               2004
                                                                   ----           -----              ----
                                                                             (in millions)

Aggregate Purchase Price.......................................    $36.6         $115.6           $103.7
Aggregate Portfolio Face Amount................................  1,495.7        3,576.4          2,833.5



              SCHEDULE OF PORTFOLIOS BY INCOME RECOGNITION CATEGORY

                             September 30, 2002        September 30, 2003          September 30, 2004
                             ------------------        ------------------          ------------------

                             Cost        Interest      Cost        Interest      Cost        Interest
                           Recovery       Method     Recovery       Method      Recovery      Method
                          Portfolios    Portfolios  Portfolios    Portfolios   Portfolios   Portfolios
                          ----------    ----------  ----------    ----------   ----------   ----------
                                                         (in millions)

Original Purchase
Price (at period end)      $   46.6      $  112.1    $   48.6     $  171.7      $   49.3     $  328.8
Cumulative Aggregate
Managed Portfolios
(at period end) .....       1,964.2       1,808.5     2,147.9      5,201.1       2,168.4      7,894.3
Receivable Carrying
Value (at period end)           3.3          32.8         2.8        102.8           1.3        144.8
Finance Income Earned
(for the respective
period) .............           6.2          28.1         6.9         27.7           5.4         45.3
Total Cash Flows (for
the respective
period) .............           9.0          69.6         9.0         71.2           7.6        104.5


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

For the year ended September 30, 2004, we earned interest income of $5.4 million under the cost recovery method because we collected $5.4 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $45.3 million of interest income under the interest method based on actuarial computations on certain portfolios which are based on actual collections during the period and on what we project to collect in future periods.

The sum of total cash flows of $112.1 million less the sum of total finance income earned on consumer receivables acquired for liquidation of $50.8 million is $61.3 million or the principal amortized on receivables acquired for liquidation as per the statement of cash flows for the year ended September 30, 2004.

The company is obligated under operating leases. It is anticipated that during the year ending September 30, 2005, 2006 and 2007 $295,000, $136,000, and
$34,000 respectively will be required.

Additionally, the company anticipates that the implementation of Sarbanes Oxley section 404 will require an additional $300,000 for the year ending September 30, 2005.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for the classifications and measurement of certain financial instruments with characteristics of both liability and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for us on July 1, 2003, unless further revised. The adoption of SFAS No. 150, did not have an effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 and FIN 46R did not have an impact on our financial condition, results of operations or cash flows.

In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the IRR while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We are in the process of evaluating the application of this SOP, but believe that the impact on our results will not be material.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2004, our $60 million credit facility, all of which is variable debt, had an outstanding balance of $39.4 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by $97,500. We do not invest in derivative financial or commodity instruments.

INFLATION:

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2004, 2003 and 2002.

ITEM 8. FINANCIAL STATEMENTS.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item appear in this report on the pages indicated in the following index:

     Index to Audited Financial Statements:                               Page

     Report of Independent Registered Public Accounting Firm              F-2

     Consolidated Balance Sheets - September 30, 2004 and 2003            F-3

     Consolidated Statements of Operations - Years ended
     September 30, 2004, 2003 and 2002                                    F-4

     Consolidated Statements of Shareholders' Equity - Years ended
     September 30, 2004, 2003 and 2002                                    F-5

     Consolidated Statements of Cash Flows - Years ended
     September 30, 2004, 2003 and 2002                                    F-6

     Notes to Consolidated Financial Statements                           F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

As of the last day of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedure pursuant to Securities Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer and Chief financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filing. There have been no changes in the Company's internal control over financial reporting identified in connection with such evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

       Reports on 8-K

              The registrant filed a report on Form 8-K on August 4, 2004, in which it reported its earnings for the third quarter and nine months ending June 30, 2004. The registrant filed a report on Form 8-K on November 23, 2004 in which it reported its earnings for the fourth quarter and year ending September 30, 2004.

ITEM 9B. OTHER INFORMATION

You can visit our web site at www.astafunding.com. Copies of our 10-Ks, 10-Qs, 8-Ks and other SEC reports are available there as reasonably provided after filing electronically with the SEC.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2005, is incorporated by reference in response to this Item 10.

We have adopted a Code of Ethics for our Senior Financial Officers that is incorporated into this form 10-K in Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION.

Information contained under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2005 is incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2005 is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2005 is incorporated by reference in response to this
Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2005 is incorporated by reference in response to this
Item 14.

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

                  10.16 Amended Loan and Security Agreement dated November 24, 2003, between the Company and Israel Discount Bank of NY

                  14.1     Code of Ethics for Senior Financial Officers

                  21.1     Subsidiaries of the Company

                  31.1 Certification of Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Registrant's Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Registrant's Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended December 31, 2002.

(10) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended March 31, 2003.

(11) Incorporated by reference from Asta Funding's Registration Statement on Form S-1 (File No. 333-105755).

(12) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended June 30, 2003.

(13) Incorpoated by reference from Asta Funding's Annual Report on form 10K for the year ended September 30, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ASTA FUNDING, INC.


Dated:  December 13, 2004           By:/s/Gary Stern
                                       ---------------------------------
                                          Gary Stern
                                          President and Chief Executive Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                            Date
---------                          -----                            ----
/s/Gary Stern           President, Chief Executive Officer     December 13, 2004
------------------      and Director
Gary Stern

/s/Mitchell Cohen       Chief Financial Officer                December 13, 2004
-----------------
Mitchell Cohen

/s/Arthur Stern         Chairman of the Board and Executive    December 13, 2004
------------------      Vice President
Arthur Stern

/s/Herman Badillo       Director                               December 13, 2004
------------------
Herman Badillo

/s/Edward Celano        Director                               December 13, 2004
------------------
Edward Celano

/s/Harvey Leibowitz     Director                               December 13, 2004
-------------------
Harvey Leibowitz

/s/David Slackman       Director                               December 13, 2004
------------------
David Slackman

/s/Alan Rivera          Director                               December 13, 2004
--------------
Alan Rivera

/s/Louis A. Piccolo     Director                               December 13, 2004
-------------------
Louis A. Piccolo

                      ASTA FUNDING, INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS


                          SEPTEMBER 30, 2004 AND 2003

ASTA FUNDING, INC. AND SUBSIDIARIES


CONTENTS

                                                                           PAGE
                                                                           ----

CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm                 F-2

   Balance sheets as of September 30, 2004 and 2003                        F-3

   Statements of operations for the years ended
      September 30, 2004, 2003 and 2002                                    F-4

   Statements of changes in stockholders' equity for the
      years ended September 30, 2004, 2003 and 2002                        F-5

   Statements of cash flows for the years ended
      September 30, 2004, 2003 and 2002                                    F-6

   Notes to consolidated financial statements                              F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.
Englewood Cliffs, New Jersey


We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP
New York, New York
November 16, 2004

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,
                                                                             ----------------------------
                                                                                 2004            2003
                                                                             ------------    ------------
ASSETS
   Cash and cash equivalents                                                 $  3,344,000    $  6,846,000
   Restricted cash and cash equivalents                                                            54,000
   Consumer receivables acquired for liquidation                              146,165,000     105,592,000
   Deposit on receivable purchase                                               7,288,000
   Auto loans receivable                                                                            5,000
   Furniture and equipment (net of accumulated depreciation of $1,036,000
      in 2004 and $775,000 in 2003)                                               596,000         710,000
   Other assets                                                                 1,248,000         169,000
                                                                             ------------    ------------

                                                                             $158,641,000    $113,376,000
                                                                             ============    ============

LIABILITIES
   Advances under line of credit                                             $ 39,355,000    $ 16,381,000
   Other liabilities                                                            3,351,000       3,741,000
   Income taxes payable                                                         1,425,000         802,000
   Deferred income taxes                                                           44,000          85,000
                                                                             ------------    ------------

        Total liabilities                                                      44,175,000      21,009,000
                                                                             ------------    ------------

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000;
    issued - none
Common stock, $.01 par value, authorized 30,000,000 shares, issued
   and outstanding 13,432,000 shares in 2004 and 13,180,000 in 2003               134,000         132,000
Additional paid-in capital                                                     59,184,000      57,718,000
Retained earnings                                                              55,148,000      34,517,000
                                                                             ------------    ------------

        Total stockholders' equity                                            114,466,000      92,367,000
                                                                             ------------    ------------

                                                                             $158,641,000    $113,376,000
                                                                             ============    ============









See notes to consolidated financial statements                              F-3

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED
                                                                                    SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                         2004           2003           2002
                                                                      -----------    -----------    -----------
Finance income                                                        $51,175,000    $34,862,000    $35,793,000

Other income                                                                                            219,000
                                                                      -----------    -----------    -----------
                                                                       51,175,000     34,862,000     36,012,000
                                                                      -----------    -----------    -----------

General and administrative expenses                                    11,258,000      7,837,000      6,698,000

Third-party servicing expenses                                          1,316,000      5,564,000      7,433,000

Provisions for credit and other losses                                    300,000                       950,000

Interest expense                                                          845,000      1,855,000      3,643,000
                                                                      -----------    -----------    -----------
                                                                       13,719,000     15,256,000     18,724,000
                                                                      -----------    -----------    -----------

Income before provision for income taxes                               37,456,000     19,606,000     17,288,000

Provision for income taxes                                             15,219,000      8,032,000      6,905,000
                                                                      -----------    -----------    -----------

NET INCOME                                                            $22,237,000    $11,574,000    $10,383,000
                                                                      ===========    ===========    ===========

BASIC NET INCOME PER SHARE                                            $      1.67    $      1.23    $      1.29
                                                                      ===========    ===========    ===========
DILUTED NET INCOME PER SHARE                                          $      1.57    $      1.13    $      1.19
                                                                      ===========    ===========    ===========

Weighted average shares:
    Basic                                                              13,346,000      9,464,000      8,078,000
    Diluted                                                            14,154,000     10,302,000      8,710,000



See notes to consolidated financial statements                              F-4

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                        ADDITIONAL
                                               COMMON STOCK               PAID-IN           RETAINED
                                           SHARES          AMOUNT         CAPITAL           EARNINGS            TOTAL
                                       -------------     ----------    -------------     -------------     -------------

BALANCE, SEPTEMBER 30, 2001                7,992,000     $   80,000    $   9,711,000     $  12,890,000     $  22,681,000

Exercise of options                          102,000          2,000          244,000                             246,000

Issuance of common stock
  for services performed                      56,000                         251,000                             251,000

Net income                                                                                  10,383,000        10,383,000
                                       -------------     ----------    -------------     -------------     -------------

BALANCE, SEPTEMBER 30, 2002                8,150,000         82,000       10,206,000        23,273,000        33,561,000

Exercise of options                           94,000                         275,000                             275,000

Proceeds from common stock offering        4,950,000         50,000       47,246,000                          47,296,000

Dividends                                                                                     (330,000)         (330,000)

Cancellation of common stock                 (20,000)                        (90,000)                            (90,000)

Issuance of common stock to
  former Director                              6,000                          81,000                              81,000

Net income                                                                                  11,574,000        11,574,000
                                       -------------     ----------    -------------     -------------     -------------

BALANCE, SEPTEMBER 30, 2003               13,180,000        132,000       57,718,000        34,517,000        92,367,000

Exercise of options                          252,000          2,000        1,363,000                           1,365,000
Tax benefit arising from exercise
  of non qualified stock options                                             103,000                             103,000
Dividends                                                                                   (1,606,000)       (1,606,000)
Net income                                                                                  22,237,000        22,237,000
                                       -------------     ----------    -------------     -------------     -------------

BALANCE, SEPTEMBER 30, 2004               13,432,000     $  134,000    $  59,184,000     $  55,148,000     $ 114,466,000
                                       =============     ==========    =============     =============     =============





See notes to consolidated  financial statements                             F-5

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------------------------
                                                                           2004              2003              2002
                                                                      -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  22,237,000     $  11,574,000     $  10,383,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       356,000           196,000            94,000
        Provisions for credit and other losses                              300,000                             950,000
        Deferred income taxes                                               (41,000)          350,000            85,000
        Issuance of common stock for services rendered                                                          251,000
        Cancellation of common shares                                                         (90,000)
        Issuance of common shares to former Director                                           81,000
        Changes in:
           Restricted cash and cash equivalents                              54,000
           Repossessed automobiles held for sale                                               67,000           104,000
           Income taxes receivable                                                                              596,000
           Other assets                                                  (1,175,000)          571,000          (577,000)
           Income taxes payable                                             726,000          (691,000)        1,493,000
           Other liabilities                                               (530,000)         (100,000)        1,538,000
                                                                      -------------     -------------     -------------
              Net cash provided by operating activities                  21,927,000        11,958,000        14,917,000
                                                                      -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Auto loan principal payments collected                                     5,000            24,000           758,000
   Deposit on receivable purchase                                        (7,288,000)
   Finance receivables principal payments collected                                         1,443,000           693,000
   Purchase of consumer receivables acquired for liquidation           (103,743,000)     (115,626,000)      (36,557,000)
   Principal payments received from sale or collection of consumer
      receivables acquired for liquidation                               62,870,000        45,615,000        44,262,000
   Capital expenditures                                                    (146,000)         (561,000)         (289,000)
                                                                      -------------     -------------     -------------
              Net cash (used in) provided by investing activities       (48,302,000)      (69,105,000)        8,867,000
                                                                      -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock offering                                                     47,296,000
   Repayments of advances to affiliate                                                                          (10,000)
   Advances under line of credit, net                                    22,974,000        14,209,000
   Proceeds from notes payable                                                                               33,443,000
   Repayments of notes payable                                                                              (60,939,000)
   Dividends paid                                                        (1,466,000)
   Proceeds from exercise of options                                      1,365,000           275,000           246,000
                                                                      -------------     -------------     -------------
              Net cash provided by (used in) financing activities        22,873,000        61,780,000       (27,260,000)
                                                                      -------------     -------------     -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (3,502,000)        4,633,000        (3,476,000)
Cash and cash equivalents at beginning of year                            6,846,000         2,213,000         5,689,000
                                                                      -------------     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   3,344,000     $   6,846,000     $   2,213,000
                                                                      =============     =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                        $     766,600     $   2,760,000     $   2,010,000
      Income taxes                                                    $  14,534,000     $   8,391,000     $   4,771,000


See notes to consolidated  financial statements                             F-6

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]    THE COMPANY:

       Asta Funding, Inc. and its wholly-owned subsidiaries (the "Company") is primarily in the business of purchasing and liquidating performing and nonperforming consumer loans. The Company attempts to collect the loans constituting these portfolios by utilizing third party collection agencies and through its own efforts.

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

[4]    INCOME RECOGNITION:

       The Company recognizes income on performing and nonperforming consumer receivable portfolios, which are acquired for liquidation, using either the interest method or cost recovery method. Upon acquisition of a portfolio of receivables, the Company's management estimates the future anticipated cash flows and determines the allocation between principal and interest of collections based upon this estimate. The Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio, the strategy involved to maximize the collections thereof, the time required to implement the collection strategy as well as other factors to estimate the anticipated cash flows. The estimated future cash flows could change significantly in the near term. If management cannot reasonably estimate the future cash flows, the cost recovery method is used.

       Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered.

       The Company recognizes finance income net of collection fees paid to third-party collection agencies. With respect to amounts collected in-house, such finance income is recognized as the gross amount collected.

       Income from finance receivables was recognized over the periods from the date of purchase to the estimated collection date.

       Interest income from sub-prime automobile loans was recognized using the interest method.


[5]    AUTO LOANS RECEIVABLE:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

 [8]     INCOME TAXES:

         Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses and depreciation timing differences reported for financial accounting and tax purposes in different periods.

[9]      NET INCOME PER SHARE:

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2004, 2003 and 2002:

                                    2004                                  2003                              2002
                 ------------------------------------  ------------------------------------ ---------------------------------------
                                   WEIGHTED                             WEIGHTED                           WEIGHTED
                      NET          AVERAGE   PER SHARE    NET           AVERAGE   PER SHARE    NET          AVERAGE     PER SHARE
                    INCOME          SHARES    AMOUNT     INCOME          SHARES    AMOUNT    INCOME         SHARES        AMOUNT
                 --------------  -----------  -------  -------------  ----------- --------- -----------    ----------   -----------
Basic            $   22,237,000   13,346,000  $  1.67  $  11,574,000    9,464,000  $  1.23  $10,383,000    8,078,000      $ 1.29
                                              =======                              =======                                ======
Effect of
 dilutive stock                      808,000                              838,000                           632,000
                 --------------  -----------           -------------  -----------           -----------  -----------
Diluted          $   22,237,000   14,154,000  $  1.57  $  11,574,000   10,302,000  $  1.13  $10,383,000    8,710,000      $ 1.19
                 ==============  ===========  =======  =============  ===========  =======  ===========  ===========      ======

During the year ended September 30, 2002, options to purchase 84,500 shares were outstanding but not included in the EPS calculation because they were antidilutive. All outstanding options were included in the EPS calculation for the years ended September 30, 2004 and 2003.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10]     USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. With respect to income recognition under the interest method, the Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy involved to maximize the collections thereof, the time required to implement the collection strategy as well as other factors to estimate the anticipated cash flows. Actual results could differ from those estimates including management's estimates of future cash flows and the resultant allocation of collections between principal and interest resulting therefrom.

[11]     STOCK-BASED COMPENSATION:

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

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------------------------------
                                                                           2004             2003               2002
                                                                      ---------------  ---------------   ---------------
          Net income as reported                                      $    22,237,000  $    11,574,000   $    10,383,000
          Stock based compensation expense
            determined under fair value method, net
            of related tax effects                                         (2,184,000)      (1,060,000)         (489,000)
                                                                      ---------------  ---------------   ---------------

          Pro forma net income                                        $    20,053,000  $    10,514,000   $     9,894,000
                                                                      ===============  ===============   ===============

          Earnings per share:
            Basic - as reported                                       $          1.67  $          1.23   $          1.29
                                                                      ===============  ===============   ===============
            Basic - pro forma                                         $          1.50  $          1.11   $          1.23
                                                                      ===============  ===============   ===============
            Diluted - as reported                                     $          1.57  $          1.13   $          1.19
                                                                      ===============  ===============   ===============
            Diluted - pro forma                                       $          1.42  $          1.02   $          1.14
                                                                      ===============  ===============   ===============

         The weighted average fair value of the options granted during 2004, 2003 and 2002 were $15.18, $5.07 and $5.50 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield of 0.3% for 2004 and 0% for 2003 and 2002, weighted average volatility of 41%
         (2004), 56% (2003) and 78% (2002), expected life 10 years, weighted average risk free interest rate of 4.28% in 2004, 4.05% in 2003 and 5.0% in 2002.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

The Company applied the interest method on portfolios with carrying values aggregating $144,812,000 and the cost recovery method on portfolios with carrying values aggregating $1,353,000 at September 30, 2004.

NOTE C - ALLOWANCES FOR CREDIT LOSSES

Changes in the allowances for credit losses relating to the auto loans receivable and finance receivables consisted of the following:

                                                 2004                            2003
                                      ----------------------------   -----------------------------
                                       AUTO LOANS       FINANCE       AUTO LOANS       FINANCE
                                       RECEIVABLE*    RECEIVABLES    RECEIVABLE*      RECEIVABLES
                                      -------------  -------------   -------------   -------------
          Balance, beginning of year  $           0  $           0   $     103,000   $      58,000
          Provisions                                       300,000
          Charge-offs                             0       (300,000)       (103,000)        (58,000)
          Recoveries
                                      -------------  -------------   -------------   -------------

          Balance, end of year        $           0  $           0   $           0   $           0
                                      =============  =============   =============   =============

             * Includes repossessed automobiles


NOTE D - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2004 and 2003 consist of the following:

                                                  2004         2003
                                               ----------   ----------

          Furniture                            $  307,000   $  307,000
          Equipment                             1,325,000    1,178,000
                                               ----------   ----------

                                                1,632,000    1,485,000
          Less accumulated depreciation         1,036,000      775,000
                                               ----------   ----------

          Balance, end of period               $  596,000   $  710,000
                                               ==========   ==========


Depreciation expense for the years ended September 30, 2004, 2003 and 2002 aggregated $260,000, $196,000 and $94,000 respectively.


NOTE E - RESTRICTED CASH

In connection with the sale of loans in 1997, the Company was required to deposit funds into separate cash accounts with trustees for possible interest adjustments due to borrowers prepaying the loans. Such restriction and trust arrangement ended September 2004.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


NOTE F - ADVANCES UNDER LINE OF CREDIT

In May 2004, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a lending institution from $25 million to $60 million and extended it to May 11, 2006. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the prime rate plus or minus an applicable margin based on certain leverage ratios (the applicable rate was 4.00% at September 30, 2004). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of September 30, 2004, $39.4 million was outstanding.

NOTE G - OTHER LIABILITIES

Other liabilities as of September 30, 2004 and 2003 are as follows:

                                                   2004        2003
                                                ----------  ----------

          Accounts payable                      $  691,000  $2,179,000
          Accrued interest                          78,000   1,023,000
          Deposit due on cancelled sale (1)      2,000,000
          Dividend payable                         470,000     330,000
          Other                                    112,000     209,000
                                                ----------  ----------

                Total other liabilities         $3,351,000  $3,741,000
                                                ==========  ==========

(1) Deposit due on cancelled sale represents an amount due to a third party in connection with a cancelled sale of consumer receivables acquired. This amount was returned to the party in October 2004.

NOTE H - INCOME TAXES

The significant component of the Company's deferred tax liability as of September 30, 2004 and 2003 is the depreciation temporary difference being reported for financial accounting and tax purposes in different periods.

The components of the provision for income taxes for the years ended September 30, 2004, 2003 and 2002 are as follows:

                                                  2004           2003          2002
                                              ------------   ------------  ------------
          Current:
             Federal                          $ 11,899,000   $  5,982,000  $  5,277,000
             State                               3,361,000      1,700,000     1,543,000
                                              ------------   ------------  ------------
                                                15,260,000      7,682,000     6,820,000
                                              ------------   ------------  ------------
          Deferred:
             Federal                               (31,000)       295,000        65,000
             State                                 (10,000)        55,000        20,000
                                              ------------   ------------  ------------

                                                   (41,000)       350,000        85,000
                                              ------------   ------------  ------------

          Provision for income taxes          $ 15,219,000   $  8,032,000  $  6,905,000
                                              ============   ============  ============

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE H - INCOME TAXES (CONTINUED)

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                                      2004      2003     2002
                                                    ------    ------   ------
          Statutory federal income tax rate           35.0%     35.0%    35.0%
          State income tax, net of federal benefit     5.8       5.9      5.8
          Other                                       (0.1)      0.1     (0.9)
                                                    ------    ------   ------

          Effective income tax rate                   40.7%     41.0%    39.9%
                                                    ======    ======   ======

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities in Englewood Cliffs, New Jersey and Bethlehem, Pennsylvania. The leases are operating leases, and the Company incurred related rent expense in the amounts of $335,000, $271,000 and $161,000 during the years ended September 30, 2004, 2003 and 2002, respectively. The future minimum lease payments are as follows:

                     YEAR
                    ENDING
                 SEPTEMBER 30,
                 -------------
                   2005                     $295,000
                   2006                      136,000
                   2007                       34,000
                                            --------
                                            $465,000
                                            ========

In September 2004, the Company advanced $7.3 million to a third party for the acquisition of a portfolio for liquidation. This transaction was completed in October 2004.

NOTE J - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2001, an affiliate, owned by officers of the Company, advanced funds to the Company with interest at 12 percent per annum, aggregating $57,000; said amount was repaid during the years ended September 30, 2001 and 2002.

NOTE K - STOCK OPTION PLANS

1995 Stock Option Plan:

The Company has a stock option plan under which 1,840,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through February 2014. As of September 30, 2004, 56,000 shares of common stock are reserved for the issuance and available for grant under the stock option plan.

2002 Stock Option Plan:

During May 2002, the Company approved a new stock option plan under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2013 through September 2014. As of September 30, 2004, 824,000 shares of common stock are reserved for the issuance and available for grant under the stock option plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE K - STOCK OPTION PLANS (CONTINUED)

The following table summarizes stock option transactions under the plans:

                                                                  YEAR ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------------
                                                  2004                     2003                    2002
                                         -----------------------  -----------------------  -----------------------
                                                        WEIGHTED                 WEIGHTED                WEIGHTED
                                                         AVERAGE                  AVERAGE                 AVERAGE
                                                        EXERCISE                 EXERCISE                EXERCISE
                                           SHARES        PRICE      SHARES        PRICE      SHARES        PRICE
                                         ----------   ----------  ----------   ----------  ----------   ----------
Outstanding options at the
  beginning of year                       1,225,000   $     3.24   1,109,000   $     2.87   1,157,666   $     2.22
Options granted                             392,833        15.18     260,000         5.07     175,000         6.49
Options cancelled                            (1,998)        7.50     (49,002)        5.19    (121,000)        2.65
Options exercised                          (251,664)        5.43     (94,998)        2.91    (102,666)        2.38
                                         ----------   ----------  ----------   ----------  ----------   ----------

Outstanding options at the end of year    1,364,171   $     6.27   1,225,000   $     3.24   1,109,000   $     2.87
                                         ==========   ==========  ==========   ==========  ==========   ==========

Exercisable options at the end of year      934,290   $     3.83     938,001   $     2.66     841,676   $     2.48
                                         ==========   ==========  ==========   ==========  ==========   ==========

The following table summarizes information about the plans' outstanding options as of September 30, 2004:

                                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                        -----------------------------------------------       ----------------------------
                                                             WEIGHTED
                                                              AVERAGE          WEIGHTED                         WEIGHTED
                                                             REMAINING          AVERAGE                          AVERAGE
                RANGE OF                   NUMBER           CONTRACTUAL        EXERCISE         NUMBER          EXERCISE
             EXERCISE PRICE             OUTSTANDING       LIFE (IN YEARS)        PRICE        EXERCISABLE         PRICE
          -------------------           -----------       ---------------      --------       -----------      -----------
          $ 0.0000 - $ 1.8100             205,000              4.7             $ 0.8125        205,000         $  0.8125
          $ 1.8101 - $ 3.6200             540,000              5.1               2.5875        540,000            2.5875
          $ 3.6201 - $ 5.4300             183,336              8.1               4.7250         50,000            4.7250
          $ 5.4301 - $ 7.2400              47,668              7.4               6.4888         35,668            6.6667
          $ 7.2401 - $ 9.0500              12,000              8.5               7.7450          2,667            7.7450
          $14.4801 - $16.2900             329,167              9.1              14.9173         95,287           14.8929
          $16.2901 - $18.1000              47,000              9.7              17.1234          5,668           18.1000
                                        ---------                                              -------
                                        1,364,171              6.7             $ 6.2657        934,290         $  3.8320
                                        =========              ===             ========        ========        ==========


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

In July 2002, the Company issued 56,000 shares of common stock with a market value of $4.50 per share for consulting services rendered during the course of the year. In June 2003, 20,000 of these common shares were cancelled.

In September 2003, the Company issued 6,000 shares of common stock with a market value of $13.40 per share to a former director.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE L - STOCKHOLDERS' EQUITY (CONTINUED)

During the year ended September 30, 2003, the Company declared a cash dividend of $330,000 ($0.025 per share) payable November 1, 2003. During the year ended September 30, 2004, the Company declared quarterly cash dividends aggregating $1,606,000 of which $470,000 ($0.035 per share) was paid November 1, 2004.

The Company declared a two-for-one stock split, affected through a 100% stock dividend for record holders as of March 9, 2004, that became effective March 23, 2004. All share and per share amounts in these financial statements have been retroactively restated to reflect the split.

NOTE M - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the Board of Directors each plan year. Contributions for the years ended September 30, 2004, 2003 and 2002 were $70,000, $44,000 and $27,000, respectively.


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

The following summarizes the information as of September 30, 2004 and 2003 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                  2004                                      2003
                                    ---------------------------------          ----------------------------------
                                    CARRYING VALUE         FAIR VALUE          CARRYING VALUE          FAIR VALUE
                                    --------------         ----------          --------------          ----------
Cash, restricted cash and
   cash equivalents                  $  3,300,000         $  3,300,000         $  6,900,000         $  6,900,000
Consumer receivables
   acquired for liquidation           146,200,000          163,900,000          105,592,000          132,700,000
Auto loans receivable                                                                 5,000                5,000
Advances under lines of
   credit, notes payable and
   due to affiliates                   39,400,000           39,400,000           16,381,000           16,381,000

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:
                                                                            F-14

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Cash, restricted cash and cash equivalents:
The carrying amount approximates fair value.

Consumer receivables acquired for liquidation:
The Company has estimated the fair value based on the present value of expected future cash flows.

Auto loans receivable and finance receivables:
The Company has estimated the fair value based on the present value of expected future cash flows.

Advances under lines of credit, notes payable and due to affiliates:
Since these are variable rate and short-term, the carrying amounts approximate fair value.

NOTE O - SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                          FIRST            SECOND          THIRD          FOURTH            FULL
                                         QUARTER          QUARTER         QUARTER         QUARTER           YEAR
                                       ------------     -----------     -----------      -----------     -----------
     2004
     Total revenue                     $11,455,000      $12,864,000     $12,050,000      $14,806,000     $51,175,000
     Income before provision for
         income taxes                    7,879,000        9,144,000       9,409,000       11,024,000      37,456,000
     Net income                          4,688,000        5,433,000       5,607,000        6,509,000      22,237,000
     Basic net income per share        $      0.36      $      0.41     $      0.42      $      0.48     $      1.67
     Diluted net income per share      $      0.34*     $      0.38     $      0.40*     $      0.46     $      1.57

     2003
     Total revenue                     $ 6,751,000      $ 7,720,000     $ 9,208,000      $11,183,000     $34,862,000
     Income before provision for
         income taxes                    3,865,000        4,055,000       4,412,000        7,274,000      19,606,000
     Net income                          2,312,000        2,429,000       2,540,000        4,293,000      11,574,000
     Basic net income per share        $      0.29      $      0.30     $      0.31      $      0.33     $      1.23
     Diluted net income per share      $      0.27      $      0.28     $      0.28      $      0.31     $      1.13

     2002
     Total revenue                     $ 8,402,000      $10,382,000     $ 8,800,000      $ 8,428,000     $36,012,000
     Income before provision for
         income taxes                    3,825,000        4,412,000       4,538,000        4,513,000      17,288,000
     Net income                          2,296,000        2,634,000       2,716,000        2,737,000      10,383,000
     Basic net income per share        $      0.29      $      0.33     $      0.34      $      0.34     $      1.29
     Diluted net income per share      $      0.27      $      0.30     $      0.31      $      0.32     $      1.19

* Diluted earnings per share has been modified to reflect a revised number of diluted shares used in the computation.

NOTE P - SUBSEQUENT EVENTS


On October 21, 2004, the compensation committee approved stock option grants of 330,000 options to various Directors. All such grants were non-qualified stock options.