Form 10-Q
period 2004-12-31
ASTA FUNDING INC
filed 2005-02-09
CIK 1001258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No |_|

         As of February 1, 2005, the registrant had approximately 13,551,047 common shares outstanding.

================================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I.     Financial Information.....................................................................      2
Item 1.     Consolidated Financial Statements.........................................................      2
            Consolidated Balance Sheets as of December 31, 2004 (unaudited) and September 30, 2004....      2
            Consolidated Statements of Operations for the three month periods ended
               December 31, 2004 and 2003 (unaudited).................................................      3
            Consolidated Statement of Stockholders' Equity for the three month period ending
               December 31, 2004 (unaudited)..........................................................      4
            Consolidated Statements of Cash Flows for the three month periods ended
               December 31, 2004 and 2003 (unaudited).................................................      5
            Condensed Notes to Consolidated Financial Statements (unaudited)..........................      6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....     13
Item 3.     Quantitative and Qualitative Disclosures about Market Risk................................     17
Item 4.     Controls and Procedures...................................................................     17

Part II.    Other Information.........................................................................     18
Item 1.     Legal Proceedings.........................................................................     18
Item 2.     Changes in Securities and Use of Proceeds.................................................     18
Item 3.     Defaults Upon Senior Securities...........................................................     18
Item 4.     Submission of Matters to a Vote of Security Holders.......................................     18
Item 5.     Other Information.........................................................................     18
Item 6.     Exhibits and Reports on Form 8-K..........................................................     18
Signatures  ..........................................................................................     19
Section 302 Certificate of Chief Executive Officer....................................................     20
Section 302 Certificate of Chief Financial Officer....................................................     21
Section 906 Certificate of Chief Executive Officer....................................................     22
Section 906 Certificate of Chief Financial Officer....................................................     23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,        SEPTEMBER 30,
                                                                                         2004                2004
                                                                                     ------------        -------------
                                                                                     (UNAUDITED)
                                 ASSETS
Cash ...........................................................................       $  1,850,000       $  3,344,000
Consumer receivables acquired for liquidation ..................................        159,776,000        146,165,000
Deposit on receivable purchase .................................................             75,000          7,288,000
Furniture and equipment, net ...................................................            589,000            596,000
Other assets ...................................................................          1,116,000          1,248,000
                                                                                       ------------       ------------
          Total assets .........................................................       $163,406,000       $158,641,000
                                                                                       ============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt ........................................................................       $ 37,354,000       $ 39,355,000
   Other liabilities ...........................................................          1,307,000          3,351,000
   Income taxes payable ........................................................          3,310,000          1,425,000
   Deferred income taxes .......................................................             44,000             44,000
                                                                                       ------------       ------------
          Total liabilities ....................................................         42,015,000         44,175,000
                                                                                       ------------       ------------

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding
   -- none
   Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding -- 13,551,000 at December 31, 2004 and 13,432,000
   at September 30, 2004 .......................................................            135,000            134,000
   Additional paid-in capital ..................................................         60,406,000         59,184,000
   Retained earnings ...........................................................         60,850,000         55,148,000
                                                                                       ------------       ------------
          Total stockholders' equity ...........................................        121,391,000        114,466,000
                                                                                       ------------       ------------
Total liabilities and stockholders' equity .....................................       $163,406,000       $158,641,000
                                                                                       ============       ============















           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                                              DECEMBER  31,          DECEMBER  31,
                                                                 2004                    2003
                                                           -------------------    ------------------
Revenues
   Finance income ....................................       $13,830,000               $11,455,000
                                                             -----------               -----------

Expenses
   General and administrative ........................         3,044,000                 2,543,000
   Interest ..........................................           407,000                   171,000
   Third party servicing .............................                --                   862,000
                                                             -----------               -----------
                                                               3,451,000                 3,576,000
                                                             -----------               -----------
Income before income taxes ...........................        10,379,000                 7,879,000
Income tax expense ...................................         4,204,000                 3,191,000
                                                             -----------               -----------
Net income ...........................................       $ 6,175,000               $ 4,688,000
                                                             ===========               ===========
Net income per share -- Basic ........................       $      0.46               $      0.35
                                                             -----------               -----------
Diluted ..............................................       $      0.43               $      0.33
                                                             -----------               -----------
Weighted average number of shares outstanding -- Basic        13,471,000                13,206,000
                                                             -----------               -----------
Diluted ..............................................        14,303,000                14,158,000
                                                             -----------               -----------



























           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   (UNAUDITED)

                                                                              ADDITIONAL
                                                     COMMON STOCK               PAID-IN       RETAINED
                                                SHARES          AMOUNT          CAPITAL       EARNINGS           TOTAL
                                              ----------    -------------   -------------   -------------    -------------
Balance, September 30, 2004 .............      13,432,000   $     134,000   $  59,184,000      55,148,000      114,466,000
Exercise of options .....................         119,000           1,000       1,103,000              --        1,104,000
Tax benefit arising from exercise of non-
    qualified stock options .............              --              --         119,000              --          119,000
Dividends ...............................              --              --              --        (473,000)        (473,000)
Net Income ..............................              --              --              --       6,175,000        6,175,000
                                            -------------   -------------   -------------   -------------    -------------
Balance, December 31, 2004 ..............      13,551,000   $     135,000   $  60,406,000   $  60,850,000    $ 121,391,000
                                            =============   =============   =============   =============    =============










































           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                              DECEMBER  31,          DECEMBER  31,
                                                                                  2004                   2003
                                                                           ------------------     ------------------
Cash flows from operating activities:
 Net income .........................................................          $  6,175,000           $  4,688,000

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ......................................               118,000                 61,000
 Deferred income taxes ..............................................                    --                 (4,000)

Changes in:
 Other assets .......................................................                77,000                 78,000
 Income taxes payable ...............................................             1,881,000              2,478,000
Other liabilities ...................................................            (2,043,000)            (2,041,000)
                                                                               ------------           ------------
    Net cash provided by operating activities .......................             6,208,000              5,260,000
Cash flows from investing activities:
 Purchase of consumer receivables acquired for liquidation ..........           (36,542,000)           (35,421,000)
 Principal collected on receivables acquired for liquidation ........            22,931,000             17,442,000
 Deposit on receivable purchase .....................................             7,213,000                     --

 Capital expenditures ...............................................               (56,000)               (49,000)
                                                                               ------------           ------------
    Net cash (used in) investing activities .........................            (6,454,000)           (18,028,000)

Cash flows from financing activities:
 Proceeds from exercise of options ..................................             1,104,000                541,000
 Tax benefit arising from exercise of non-qualified stock options ...               119,000                     --
 Dividends paid .....................................................              (470,000)              (330,000)
 Advances (payments) under line of credit, net ......................            (2,001,000)            10,264,000
                                                                               ------------           ------------
    Net cash (used in) provided by financing activities .............            (1,248,000)            10,475,000
                                                                               ------------           ------------
(Decrease) in cash ..................................................            (1,494,000)            (2,293,000)
Cash at the beginning of period .....................................             3,344,000              6,846,000
                                                                               ------------           ------------
Cash at end of period ...............................................          $  1,850,000           $  4,553,000
                                                                               ============           ============
Supplemental disclosure of cash flow information:

 Cash paid during the period
  Interest ..........................................................          $    324,000           $    143,000
  Income taxes ......................................................          $  2,200,000           $  1,054,000

                       ASTA FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BUSINESS AND BASIS OF PRESENTATION

 Business

     Asta Funding, Inc., together with its wholly owned subsidiaries, is engaged in the business of purchasing, managing and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. We acquire these portfolios at substantial discounts from their face values that are based on the characteristics of the underlying accounts of each portfolio.

 Basis of Presentation

     The consolidated balance sheet as of December 31, 2004, the consolidated statements of operations for the three month periods ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the three month periods ended December 31, 2004 and 2003, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at December 31, 2004 and September 30, 2004, the results of operations for the three month periods ended December 31, 2004 and 2003 and cash flows for the three month periods ended December 31, 2004 and 2003 have been made. The results of operations for the three month periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission on December 14, 2004.

NOTE 2: PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. All prior period share and per share amounts have been adjusted to reflect the two-for-one stock split, effected through a 100% stock dividend that became effective March 23, 2004

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

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

                       ASTA FUNDING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION--(CONTINUED)

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:



                                                                              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                                                                       -----------------------------------------------------------
                                                                          ACCRUAL                CASH
                                                                           BASIS                 BASIS
                                                                         PORTFOLIOS            PORTFOLIOS                TOTAL
                                                                       ------------           -------------          -------------
Balance, beginning of period ..................................        $ 144,812,000          $   1,353,000          $ 146,165,000
Acquisitions of receivable portfolios, net ....................           36,542,000                     --             36,542,000
Gross cash collections including sales proceeds ...............          (33,943,000)            (2,848,000)           (36,791,000)
Finance income recognized .....................................           11,784,000              2,076,000             13,860,000
                                                                       -------------          -------------          -------------
Balance, end of period ........................................        $ 159,195,000          $     581,000          $ 159,776,000
                                                                       =============          =============          =============
Revenue as a percentage of collections ........................                 34.7%                  72.9%                  37.7%


                                                                               FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
                                                                              -----------------------------------------------
                                                                          ACCRUAL                CASH
                                                                           BASIS                 BASIS
                                                                         PORTFOLIOS            PORTFOLIOS                TOTAL
                                                                       ------------           -------------          -------------
Balance, beginning of period ..................................        $ 102,809,000          $   2,783,000          $ 105,592,000
Acquisitions of receivable portfolios, net ....................           34,717,000                704,000             35,421,000
Gross cash collections including sales proceeds ...............          (26,543,000)            (2,328,000)           (28,871,000)
Finance income recognized .....................................            9,954,000              1,475,000             11,429,000
                                                                       -------------          -------------          -------------
Balance, end of period ........................................        $ 120,937,000          $   2,634,000          $ 123,571,000
                                                                       =============          =============          =============
Revenue as a percentage of collections ........................                 37.5%                  63.4%                  39.6%


NOTE 4: FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of the dates indicated:

                                                                                              DECEMBER  31,           SEPTEMBER  30,
                                                                                                 2004                       2004
                                                                                             -------------            --------------
Furniture ................................................................                     $  307,000                $  307,000
Equipment ................................................................                      1,381,000                 1,325,000
                                                                                               ----------                ----------
                                                                                                1,688,000                 1,632,000
Less accumulated depreciation ............................................                      1,099,000                 1,036,000
                                                                                               ----------                ----------
Balance, end of period ...................................................                     $  589,000                $  596,000
                                                                                               ==========                ==========

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

NOTE 5: DEBT

     In May 2004, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a lending institution from $35 million to $60 million and extended it to May 11, 2006. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate plus or minus an applicable margin based on certain leverage ratios (the applicable rate was 4.75% at December 31, 2004). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of December 31, 2004, $37.4 million was outstanding.

NOTE 6: COMMITMENTS AND CONTINGENCIES

 Employment Agreements

     We have an employment agreement with one executive and are in the process of formalizing new employment agreements with two other executive officers. Such agreement and anticipated agreements provide for base salary payments as well as bonuses. The agreements also contain confidentiality and non-compete provisions. Please refer to our definitive Proxy Statement, as filed with the Securities and Exchange Commission, under the caption "Executive Compensation" for additional information.

 Leases

     We are a party to two operating leases with respect to our facilities in Englewood Cliffs, New Jersey and Bethlehem, Pennsylvania. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information.

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

     Under the interest method, we recognize income on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such estimated collections. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until we have fully collected the cost of the portfolio.

     We recognize income net of collection fees paid to third-party collection agencies. With respect to amounts collected in-house, such finance income is recognized at the gross amount collected.

     Income from finance receivables was recognized over the periods from the date of purchase to the estimated collection date.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

NOTE 8: INCOME TAXES

     The provision for income tax expense for the three month periods ending December 31, 2004 and 2003, reflects income tax expense at an effective rate of 40.5%.Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses and depreciation expense.

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

     The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2004 and 2003:

                                                     2004                                          2003
                                      --------------------------------------      --------------------------------------
                                                     WEIGHTED                                    WEIGHTED
                                        NET          AVERAGE        PER SHARE          NET        AVERAGE     PER SHARE
                                      INCOME          SHARES         AMOUNT          INCOME       SHARES       AMOUNT
                                      ----------    ----------      --------       ----------   -----------   --------
Basic............................     $6,175,000    13,471,000        $0.46        $4,688,000    13,206,000     $0.35
                                                                      =====                                     =====
Effect of Dilutive Stock.........                      832,000                                      952,000
                                      ----------    ----------                     ----------    ----------
Diluted..........................     $6,175,000    14,303,000        $0.43        $4,688,000    14,158,000     $0.33
                                      ==========    ==========        =====        ==========    ==========     =====

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

                                                                                   THREE MONTHS ENDED DECEMBER  31,
                                                                                 ------------------------------------
                                                                                       2004              2003
                                                                                   ------------     --------------
Net income as reported......................................................    $  6,175,000      $   4,688,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects.............        (556,000)          (511,000)
                                                                                ------------      -------------
Pro forma net income........................................................    $  5,619,000      $   4,177,000
                                                                                ============       ============
Earnings per share:
 Basic -- as reported........................................................   $      0.46        $       0.35
                                                                                ============       ============
 Basic -- pro forma..........................................................   $      0.42        $       0.32
                                                                                ============       ============
 Diluted -- as reported......................................................   $      0.43        $       0.33
                                                                                ============       ============
 Diluted -- pro forma........................................................   $      0.39        $       0.30
                                                                                ============       ============

     The weighted average fair value of the options granted during 2004 and 2003 were $9.44 and $8.87 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8289% (2004) and dividend yield .0093% (2003), volatility 40.13% (2004)
and 56.637% (2003), expected life 10 years, risk free interest rate of 4.19% in 2004 and 4.05% in 2003.

NOTE 11: STOCK OPTION PLANS

 1995 Stock Option Plan

     The Company has a stock option plan under which 1,840,000 shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through October 2014. As of December 31, 2004, 96,002 shares of common stock were available for issuance under the stock option plan.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


 2002 Stock Option Plan

     During May 2002, the Company approved a new stock option plan under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years. As of December 31, 2004, 421,667 shares of common stock were available for issuance under the stock option plan.

     The following table summarizes stock option transactions under the plans:

                                                                       THREE MONTHS ENDED DECEMBER  31,
                                                             ---------------------------------------------------
                                                                     2004                       2003
                                                             ----------------------    -------------------------
                                                                          WEIGHTED                      WEIGHTED
                                                                           AVERAGE                       AVERAGE
                                                                          EXERCISE                      EXERCISE
                                                              SHARES        PRICE        SHARES           PRICE
                                                             --------     --------      ---------       --------
Outstanding options at the beginning of period..........     1,364,171     $ 6.2657     1,225,000      $ 3.2377
Options granted.........................................       402,500      18.2502       330,000       14.8700
Options canceled........................................       (40,002)     11.7145            --            --
Options exercised.......................................      (118,453)      9.3135       (93,998)       5.7652
                                                              --------     --------     ---------      --------
Outstanding options at the end of period................     1,608,216     $ 8.9051     1,461,002      $ 5.7025
                                                             =========                  =========
Exercisable options at the end of period................     1,011,005     $ 4.5229     1,036,008      $ 3.8504
                                                             =========                  =========

The following table summarizes information about the Plans outstanding options as of December 31, 2004:

                                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                              --------------------------------------    ------------------------
                                                                WEIGHTED
                                                                 AVERAGE        WEIGHTED                       WEIGHTED
                                                                REMAINING       AVERAGE                        AVERAGE
                                                NUMBER         CONTRACTUAL      EXERCISE        NUMBER         EXERCISE
RANGE OF EXERCISE PRICE                       OUTSTANDING    LIFE (IN YEARS)     PRICE        EXERCISABLE       PRICE
--------------------                         ------------    ---------------   ----------     ------------    ----------
$0.0000 - $1.8760.......................        200,000               4.4      $  0.8125       200,000        $  0.8125
$1.8761 - $3.7520.......................        520,000               4.8         2.5644       520,000           2.5644
$3.7521 - $5.6280.......................        137,334               7.8         4.7250        87,333           4.7250
$5.6281 - $7.5040.......................         43,668               7.1         6.5372        43,668           6.5372
$7.5041 - $9.3800.......................         12,000               8.2         7.7450         2,667           7.7450
$13.1321 - $15.0080.....................        245,002               8.8        14.8700       151,670          14.8700
$15.0081 - $16.8840.....................         33,888               9.7        16.5035                         0.0000
$16.8841 - $18.7600.....................        416,324               9.8        18.2443         5,667          18.1000
                                               --------              ----      ---------     ---------        ---------
                                              1,608,216               7.1      $  8.9051     1,011,005        $  4.5229
                                              =========                                      =========

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

NOTE 12: STOCKHOLDERS EQUITY

     During August 2004 we declared a quarterly cash dividend aggregating $470,000 ($0.035 per share) which was paid November 1, 2004 and accrued $473,000 as of December 31, 2004, for record holders as of December 30, 2004 that was paid on February 1, 2005.

     We declared a two-for-one stock split, effected through a 100% stock dividend for record holders as of March 9, 2004 that became effective March 23, 2004. The basic and fully diluted shares outstanding for all prior periods reported in this Form 10-Q reflect this dividend.

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

     o    brokers who specialize in the sale of consumer receivable portfolios;
          and

     o    other sources.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "believe," "anticipate," "estimate" and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our annual report on Form 10-K for the year ended September 30, 2004, and other reports filed with the Securities and Exchange Commission.

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

     The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18 months after acquiring the portfolio, although additional amounts are collected over the remaining periods. The estimated future cash flows of the portfolios are evaluated or reevaluated quarterly.

     Under the cost recovery method of accounting, no income is recognized until the purchase price of a portfolio has been fully recovered by us.

     We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We did not record any impairment charges on our consumer receivable portfolios during the three-month period ended December 31, 2004. We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to a specific consumer receivable portfolio containing a significant amount of performing and semi-performing accounts, we recognized finance income on accounts that are being serviced by a third-party servicer at the gross amounts received by the servicer. The servicing cost for this portfolio was reported as an expense on our income statement for the period end December 31, 2003 as third-party service expense. The servicing expense was completed during fiscal year 2004.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

RESULTS OF OPERATIONS

     The three-month period ended December 31, 2004, compared to the three-month period ended December 31, 2003

     Revenues. During the three-month period ended December 31, 2004, finance income increased $2.4 million or 20.7 % to $13.8 million from $11.5 million for the three-month period ended December 31, 2003. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the three-months ended December 31, 2004 of approximately $153.0 million, as compared to approximately $114.6 million during the three month period ended December 31, 2003. During the three months ended December 31, 2004, we acquired receivables at a cost of $36.5 million as compared to $35.4 million during the three months ended December 31, 2003 and for year ended September 30, 2004, we acquired receivables at a cost of $103.7 million as compared to $115.6 million for the year ended September 30, 2003. During fiscal year 2004 management decided to implement a greater collection effort utilizing its attorney networks which could increase our court costs.

     General and Administrative Expenses. During the three-month period ended December 31, 2004, general and administrative expenses increased $501,000 or 19.7% to $3.0 million from $2.5 million for the three-months ended December 31, 2003, and represented 88.2% of total expenses for the three months ended December 31, 2004. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses that resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three months ended December 31, 2004 of approximately $153.0 million, as compared to approximately $114.6 million during the three month period ended December 31, 2003. A majority of the increased costs were from collection expenses including court costs, data processing costs, salaries, payroll taxes and benefits, professional fees, postage and telephone charges.

     Third-Party Servicing Expenses. During the three-month period ended December 31, 2004, third-party servicing expenses decreased $862,000, or 100.0% to $0.0 thousand from $862,000 for the three months ended December 31, 2003, The decrease in third-party servicing expenses was due to the completion of the service provided on a portfolio that was purchased in August 2001 and completed during fiscal year 2004.

     Interest Expense. During the three-month period ended December 31, 2004, interest expense increased $236,000 to $407,000 from $171,000 as compared to the same period in the prior year and represented 11.8% of total expenses for the three-month period ended December 31, 2004. The increase was due to an increase in the average outstanding borrowings by us under our line of credit during the three-month period ended December 31, 2004, as compared to the same period in the prior year, and a higher rate of interest. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the second half of our fiscal year ended September 30, 2004 and the first quarter of this fiscal year ended September 30, 2005, as compared to the same prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders and others, including our affiliates, to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $60 million line of credit for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $60 million line of credit with a financial institution. As of December 31, 2004, there was $37.4 million outstanding balance under this facility. As of December 31, 2004, our cash and cash equivalents decreased $1.5 million to $1.8 million from $3.3 million at September 30, 2004. The decrease in cash and cash equivalents during the three month period ended December 31, 2004, was due to an increase in consumer receivable purchases, higher dividend, interest and tax payments during the three months ended December 31, 2004 as compared to the same period in the prior year.

     Net cash provided by operating activities was $6.2 million during the three-months ended December 31, 2004, compared to net cash provided by operating activities of $5.3 million during the three-months ended December 31, 2003. The increase in net cash provided by operating activities was primarily due to an increase in net income and income taxes payable which was partially offset by a decrease in other liabilities during the three-months ended December 31, 2004, as compared to the same prior year period. Net cash used in investing activities was $6.5 million and $18.0 million during the three-months ended December 31, 2004, and December 31, 2003, respectively. The decrease in net cash provided by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the three-months ended December 31, 2004, compared to the same period in the prior year. In addition there was an increase in cash collections as compared to the same period in the prior year. Net cash used in financing activities was $1.2 million during the three-months ended December 31, 2004, compared to net cash provided of $10.5 million during the three-months December 31, 2003. The increase in net cash used in financing activities was primarily due to the utilization of the cash provided by operations to pay down the line of credit facility and the payment of increased dividends.

     We have a $60 million line of credit with a bank with interest at the lesser of LIBOR plus an applicable margin, or the lesser of the prime rate plus or minus an applicable margin based on certain leverage ratios. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on May 11, 2006. As of December 31, 2004, there was $37.4 million outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit.

     Our cash requirements have been and will continue to be significant. We depend on external financing and cash generated from operations to acquire consumer receivables. During the three-months ended December 31, 2004, we acquired consumer portfolios at a cost of approximately $36.5 million. These acquisitions were financed primarily through cash flows from operating activities and with our credit facility.

     We anticipate the funds available under our current credit facility as well as funds available from cash flows from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

     From time to time, we evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to find or complete any acquisitions on favorable terms or at all.

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

                                                                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                                                               -------------------------------------------------

                                                                   ACCRUAL           CASH
                                                                    BASIS            BASIS
                                                                 PORTFOLIOS       PORTFOLIOS          TOTAL
                                                               -------------      ------------   --------------
Balance, beginning of period................................   $  144,812,000     $  1,353,000   $  146,165,000
Acquisitions of receivable portfolios, net..................       36,542,000               -        36,542,000
Cash collections including sales proceeds...................      (33,943,000)      (2,848,000)     (36,791,000)
Finance income recognized...................................       11,784,000        2,076,000       13,860,000
                                                               -------------      ------------   --------------
Balance, end of period......................................   $  159,195,000     $    581,000   $  159,776,000
                                                               ==============     ============   ==============
Revenue as a percentage of collections......................             34.7%            72.9%            37.7%

                                                                 FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
                                                               -------------------------------------------------

                                                                   ACCRUAL           CASH
                                                                    BASIS            BASIS
                                                                 PORTFOLIOS       PORTFOLIOS          TOTAL
                                                               -------------      ------------   --------------
Balance, beginning of period................................   $  102,809,000     $  2,783,000   $  105,592,000
Acquisitions of receivable portfolios, net..................       34,717,000          704,000       35,421,000
Cash collections including sales proceeds...................      (26,543,000)      (2,328,000)     (28,871,000)
Finance income recognized...................................        9,954,000        1,475,000       11,429,000
                                                               -------------      ------------   --------------
Balance, end of period......................................   $  120,937,000     $  2,634,000   $  123,571,000
                                                               ==============     ============   ==============
Revenue as a percentage of collections......................             37.5%            63.4%            39.6%


ADDITIONAL SUPPLEMENTARY INFORMATION ON ACCOUNTS ACQUIRED FOR LIQUIDATION

                                                                                   AS OF DECEMBER 31, 2004
                                                                             ------------------------------------
                                                                              COST RECOVERY     INTEREST METHOD
                                                                               PORTFOLIOS         PORTFOLIOS
                                                                             ----------------- ----------------
Cumulative Original Purchase Price.........................................  $    49,300,000   $   370,300,000
Cumulative Aggregate Managed Portfolios....................................  $ 2,168,400,000   $ 8,927,000,000


     The original purchase price reflects what we paid for the receivables from 1998 through December 31, 2004. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through December 31, 2004 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the interest or cost recovery method.

     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

     For the three-months ended December 31, 2004, we earned interest income of $2.1 million under the cost recovery method because we collected $2.1 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $11.8 million of interest income under the interest method based on actuarial computations on certain portfolios which in turn are based on actual collections during the period and future estimated collections.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123 (revised 2004)"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the current method utilized by the Company of the disclosure-only provisions of the original SFAS No. 123. The effective date of this Statement is as of the beginning of the first interim or annual period that begins after June 15, 2004. The Company has been disclosing the impact on net income and earnings per share since the adoption of the original SFAS No. 123 in the notes to the financial statements. The impact on the Company's financial statements should be consistent with that of the previous disclosures.

     In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP became effective for portfolios acquired after December 15, 2004. We do not believe the adoption of this SOP has a material impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2004, our $60 million credit facility, all of which is variable debt, had an outstanding balance of $37.4 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire fiscal year. We do not invest in derivative financial or commodity instruments.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

     (a) Exhibits

     31.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Registrant's Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Registrant's Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     Furnished on November 26, 2004, issuance of an earnings press release for the year ended September 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ASTA FUNDING, INC.
                                  (Registrant)

Date: February 9, 2005           By: /s/ Gary Stern
                                 --------------------------------------
                                 Gary Stern, President, Chief Executive Officer
                                 (Principal Executive Officer)

Date: February 9, 2005           By: /s/ Mitchell Cohen
                                 --------------------------------------
                                 Mitchell Cohen, Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)