Form 10-Q
period 2005-03-31
ASTA FUNDING INC
filed 2005-05-09
CIK 1001258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


                  REGISTRANT'S TELEPHONE NUMBER: (201) 567-5648


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

         As of May 2, 2005, the registrant had approximately 13,565,000 common shares outstanding.
================================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I.  Financial Information........................................................................      2
Item 1.  Consolidated Financial Statements............................................................      2
         Consolidated Balance Sheets as of March 31, 2005 (unaudited) and September  30, 2004.........      2
         Consolidated Statements of Operations for the six and three month periods ended
            March  31, 2005 and 2004 (unaudited)......................................................      3
         Consolidated Statement of Stockholders' Equity for the six month period ending
            March  31, 2005 (unaudited)...............................................................      4
         Consolidated Statements of Cash Flows for the six month periods ended
            March  31, 2005 and 2004 (unaudited)......................................................      5
         Condensed Notes to Consolidated Financial Statements (unaudited).............................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........     13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................     18
Item 4.  Controls and Procedures......................................................................     18

Part II. Other Information............................................................................     19
Item 1.  Legal Proceedings............................................................................     19
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds...................................     19
Item 3.  Defaults Upon Senior Securities..............................................................     19
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     19
Item 5.  Other Information............................................................................     19
Item 6.  Exhibits.....................................................................................     19
Signatures  ..........................................................................................     20
Section 302 Certificate of Principal Executive Officer................................................     21
Section 302 Certificate of Principal Financial Officer................................................     22
Section 906 Certificate of Principal Executive Officer................................................     23
Section 906 Certificate of Principal Financial Officer................................................     24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,          SEPTEMBER 30,
                                                                                  2005                 2004
                                                                               ----------           ----------
                                                                             (UNAUDITED)
                                 ASSETS
Cash....................................................................   $    2,615,000       $    3,344,000
Consumer receivables acquired for liquidation...........................      171,021,000          146,165,000
Deposit on receivable purchase .........................................           75,000            7,288,000
Furniture and equipment, net............................................          660,000              596,000
Due from servicers......................................................        6,426,000                    -
Prepaid income taxes....................................................        1,633,000                    -
Other assets............................................................          936,000            1,248,000
                                                                           --------------       --------------
          Total assets..................................................   $  183,366,000       $  158,641,000
                                                                           ==============       ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt.................................................................   $   52,114,000       $   39,355,000
   Other liabilities ...................................................        2,929,000            3,351,000
   Income taxes payable ................................................                -            1,425,000
   Deferred income taxes................................................           44,000               44,000
                                                                           --------------       --------------
          Total liabilities.............................................       55,087,000           44,175,000
                                                                           ==============       ==============

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding -- none
   Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding -- 13,564,000 at March 31, 2005 and 13,432,000
   at September  30, 2004...............................................          135,000              134,000
   Additional paid-in capital...........................................       60,487,000           59,184,000
   Retained earnings....................................................       67,657,000           55,148,000
                                                                           --------------       --------------
          Total stockholders' equity....................................      128,279,000          114,466,000
                                                                           --------------       --------------
Total liabilities and stockholders' equity..............................   $  183,366,000       $  158,641,000
                                                                           ==============       ==============




           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                   Three Months Ended     Three Months Ended      Six Months Ended     Six Months Ended
                                     March 31, 2005         March 31, 2004         March 31, 2005       March 31, 2004
                                     --------------         --------------         --------------       --------------
Revenues:
Finance income                         $16,662,000            $12,864,000            $30,492,000          $24,319,000
                                       -----------            -----------            -----------          -----------



Expenses:
General and administrative               3,925,000              2,981,000              6,969,000            5,524,000
Interest                                   496,000                285,000                903,000              456,000
Third party servicing                            -                454,000                      -            1,316,000
                                       -----------            -----------            -----------          -----------
                                         4,421,000              3,720,000              7,872,000            7,296,000
                                       -----------            -----------            -----------          -----------
Income before income taxes              12,241,000             9,144,000              22,620,000           17,023,000

Income tax expense                       4,960,000              3,711,000              9,164,000            6,902,000
                                       -----------            -----------            -----------          -----------
Net income                              $7,281,000             $5,433,000            $13,456,000          $10,121,000
                                       -----------            -----------            -----------          -----------
Net income per share:

Basic                                        $0.54                  $0.41                  $1.00                $0.76
                                       -----------            -----------            -----------          -----------

Diluted                                      $0.51                  $0.38                  $0.94                $0.71
                                       -----------            -----------            -----------          -----------

Weighted average number of shares outstanding:

Basic                                   13,553,000             13,347,000             13,512,000           13,276,000
                                       -----------            -----------            -----------          -----------

Diluted                                 14,405,000             14,304,000             14,352,000           14,229,000
                                       -----------            -----------            -----------          -----------


           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               ADDITIONAL
                                                        COMMON STOCK             PAID-IN       RETAINED
                                                     SHARES       AMOUNT         CAPITAL       EARNINGS         TOTAL
                                                   ----------    ----------   ------------   ------------    ------------
Balance, September 30, 2004..................      13,432,000      $134,000    $59,184,000    $55,148,000    $114,466,000
Exercise of options..........................         132,000         1,000      1,184,000              -       1,185,000
Tax benefit arising from exercise of non-
  qualified stock options                                   -             -        119,000              -         119,000
Dividends paid and payable...................               -             -              -       (947,000)       (947,000)
Net Income...................................               -             -              -     13,456,000      13,456,000
                                                   ----------      --------    -----------    -----------    ------------
Balance, March  31, 2005.....................      13,564,000      $135,000    $60,487,000    $67,657,000    $128,279,000
                                                   ==========      ========    ===========    ===========    ============



           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED            SIX MONTHS ENDED
                                                                         MARCH 31, 2005              MARCH 31, 2004
                                                                         --------------              --------------
Cash flows from operating activities:
  Net income.....................................................          $ 13,456,000               $  10,121,000

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization..................................               240,000                     105,000
  Deferred income taxes..........................................                     -                      (4,000)

Changes in:

  Due from servicers.............................................            (6,426,000)                          -
  Prepaid & income taxes payable.................................            (3,058,000)                   (696,000)
  Other assets............... ...................................               321,000                    (357,000)
  Other liabilities..............................................              (426,000)                 (2,445,000)
                                                                           ------------               -------------
    Net cash provided by operating activities....................             4,107,000                   6,724,000


Cash flows from investing activities:
  Purchase of consumer receivables acquired for liquidation......           (73,337,000)                (49,440,000)
  Principal collected on receivables acquired for liquidation....            48,481,000                  34,988,000
  Deposit on receivable purchase.................................             7,213,000                           -

  Capital expenditures...........................................              (312,000)                   (120,000)
  Auto loan principal payments...................................                     -                       1,000
                                                                           ------------               -------------
    Net cash (used in) by investing activities...................           (17,955,000)                (14,571,000)

Cash flows from financing activities:
  Proceeds from exercise of options..............................             1,185,000                   1,020,000
  Tax benefit arising from exercise of non-qualified stock options              119,000                           -

  Dividends paid.................................................              (944,000)                   (732,000)
  Advances under line of credit, net.............................            12,759,000                   6,663,000
                                                                           ------------               -------------
    Net cash provided by financing activities....................            13,119,000                   6,951,000
                                                                           ------------               -------------
Decrease in cash.................................................              (729,000)                   (896,000)
Cash at the beginning of period..................................             3,344,000                   6,846,000
                                                                           ------------               -------------
Cash at end of period............................................          $  2,615,000               $   5,950,000
                                                                           ============               =============
Supplemental disclosure of cash flow information:

  Cash paid during the period
    Interest.....................................................          $    915,000               $     428,000
    Income taxes.................................................          $ 12,099,000               $   3,654,000



          See accompanying notes to consolidated financial statements.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

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

 Basis of Presentation

     The consolidated balance sheets as of March 31, 2005 and September 30, 2004, the consolidated statements of operations for the six and three month periods ended March 31, 2005 and 2004, respectively, and the consolidated statements of cash flows for the six month periods ended March 31, 2005 and 2004, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2005 and September 30, 2004, the results of operations for the six and three month periods ended March 31, 2005 and 2004 and cash flows for the six month periods ended March 31, 2005 and 2004 have been made. The results of operations for the six and three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

   Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the current method utilized by the Company of the disclosure-only provisions of the original SFAS No. 123. The original effective date of this Statement was to be as of the beginning of the first interim or annual period that begins after June 15, 2004. In April 2005, The Securities and Exchange Commission revised the effective date to implement SFAS No.123R to the beginning of the next fiscal year. The effective date for implementation of SFAS No. 123R for the Company will be October 1, 2005. The Company has been disclosing the impact on net income and earnings per share since the adoption of the original SFAS No. 123 in the notes to the financial statements.

     In October 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP became effective for portfolios acquired after December 15, 2004. We do not believe the adoption of this SOP has a material impact on the Company.

NOTE 2: PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

     Accounts acquired for liquidation are stated at their net realizable value and consist mainly of defaulted consumer loans to individuals throughout the country. We account for the investment in receivable portfolios on the "accrual basis" or "cost recovery basis" of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION - (CONTINUED)

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


The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

                                                                      FOR THE SIX MONTHS ENDED MARCH  31, 2005
                                                                                  (IN THOUSANDS)
                                                                  -----------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................     $   144,812,000   $   1,353,000   $  146,165,000
Acquisitions of receivable portfolios, net................          73,337,000               -       73,337,000
Gross cash collections including sales proceeds...........         (75,022,000)     (3,951,000)     (78,973,000)
Finance income recognized.................................          27,367,000       3,125,000       30,492,000
                                                                  ------------     -----------     ------------
Balance, end of period....................................     $   170,494,000      $  527,000   $  171,021,000
                                                                ==============    ============    =============
Revenue as a percentage of collections....................               36.5%           79.1%            38.6%


                                                                     FOR THE SIX MONTHS ENDED MARCH  31, 2004
                                                                                  (IN THOUSANDS)
                                                                  -----------------------------------------------
                                                                     ACCRUAL           CASH
                                                                      BASIS            BASIS
                                                                   PORTFOLIOS       PORTFOLIOS          TOTAL
                                                                   -----------     -----------      -----------
Balance, beginning of period..............................      $  102,809,000    $  2,783,000   $  105,592,000
Acquisitions of receivable portfolios, net................          48,736,000         704,000       49,440,000
Gross cash collections including sales proceeds...........         (55,274,000)     (3,982,000)     (59,256,000)
Finance income recognized.................................          21,639,000       2,629,000       24,268,000
                                                                   -----------     -----------      -----------
Balance, end of period....................................      $  117,910,000    $  2,134,000   $  120,044,000
                                                                  ============    ============     ============
Revenue as a percentage of collections....................               39.1%           66.0%            41.0%


                                                                     FOR THE THREE MONTHS ENDED MARCH  31, 2005
                                                                                  (IN THOUSANDS)
                                                                  -----------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................     $   159,195,000     $   581,000   $  159,776,000
Acquisitions of receivable portfolios, net................          36,795,000               -       36,795,000
Gross cash collections including sales proceeds...........         (41,079,000)     (1,103,000)     (42,182,000)
Finance income recognized.................................          15,583,000       1,049,000       16,632,000
                                                                  ------------     -----------     ------------
Balance, end of period....................................     $   170,494,000     $   527,000   $  171,021,000
                                                                ==============    ============    =============
Revenue as a percentage of collections....................               37.9%           95.1%            39.4%

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION -- (CONTINUED)


                                                                    FOR THE THREE MONTHS ENDED MARCH  31, 2004
                                                                                  (IN THOUSANDS)
                                                                  -----------------------------------------------
                                                                     ACCRUAL           CASH
                                                                      BASIS            BASIS
                                                                   PORTFOLIOS       PORTFOLIOS          TOTAL
                                                                   -----------     -----------      -----------
Balance, beginning of period..............................      $  120,937,000    $  2,634,000   $  123,571,000
Acquisitions of receivable portfolios, net................          14,019,000               -       14,019,000
Gross cash collections including sales proceeds...........         (28,731,000)     (1,654,000)     (30,385,000)
Finance income recognized.................................          11,685,000       1,154,000       12,839,000
                                                                   -----------     -----------      -----------
Balance, end of period....................................      $  117,910,000    $  2,134,000   $  120,044,000
                                                                  ============    ============     ============
Revenue as a percentage of collections........................           40.7%           69.8%            42.3%


In March 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company include portfolios of distressed consumer receivable debt of approximately $197 million that consist of paying accounts, accounts already within a legal network, and non paying accounts, a facility in Denver and a computer software system that may have features that could be incorporated into the Company's existing computer system. The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash.

NOTE 4: FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of the dates indicated:

                                                                                   MARCH 31,        SEPTEMBER 30,
                                                                                     2005               2004
                                                                                 -------------      -------------
Furniture.................................................                        $    307,000       $   307,000
Equipment.................................................                           1,637,000         1,325,000
                                                                                 -------------      -------------
                                                                                     1,944,000         1,632,000
Less accumulated depreciation.............................                           1,284,000         1,036,000
                                                                                 -------------      -------------
Balance, end of period............................                                $    660,000       $   596,000
                                                                                 =============      =============

NOTE 5: DEBT

     In May 2004, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a lending institution from $35 million to $60 million and extended to May 11, 2006. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate plus or minus an applicable margin based on certain leverage ratios (the applicable rate was 4.75% at March 31, 2005). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of March 31, 2005, $52.1 million was outstanding. See Note 14 - Subsequent Event.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Employment Agreements

     We have an employment agreement with one executive and are in the process of formalizing new employment agreements with two other executive officers. Such agreement and anticipated agreements provide for base salary payments as well as bonuses. The agreements also contain confidentiality and non-compete provisions.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 6: COMMITMENTS AND CONTINGENCIES - (CONTINUED)

Leases

     We are a party to two operating leases with respect to our facilities in Englewood Cliffs, New Jersey and Bethlehem, Pennsylvania. The lease in Englewood Cliff, New Jersey expires June 30, 2005. The Company is in negotiations to enter into a new lease obligation for comparable space for its corporate headquarters. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information.

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

NOTE 8: INCOME TAXES

     The provision for income tax expense reflects income tax expense at an effective rate of approximately 40.5% for the six and three month periods ending March 31, 2005 and 2004.

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

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 9: NET INCOME PER SHARE - (CONTINUED)

     The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2005 and 2004:

                                                           SIX MONTHS ENDED MARCH 31,

                                                   2005                                   2004
                                    ----------------------------------   ------------------------------------
                                                   WEIGHTED                             WEIGHTED
                                        NET         AVERAGE   PER SHARE       NET        AVERAGE    PER SHARE
                                      INCOME        SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                                    ------------  ----------   -------   ------------  ------------  --------
Basic............................    $13,456,000  13,512,000     $1.00    $10,121,000    13,276,000     $0.76
                                                               =======                               ========
Effect of Dilutive Stock.........                    840,000                                953,000
                                    ------------  ----------             ------------  ------------
Diluted..........................    $13,456,000  14,352,000     $0.94    $10,121,000    14,229,000     $0.71
                                    ============  ==========   =======   ============  ============  ========

                                                          THREE MONTHS ENDED MARCH 31,
                                                   2005                                   2004
                                    ----------------------------------   ------------------------------------
                                                   WEIGHTED                             WEIGHTED
                                        NET         AVERAGE   PER SHARE       NET        AVERAGE    PER SHARE
                                      INCOME        SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                                    ------------  ----------   -------   ------------  ------------  --------
Basic............................     $7,281,000  13,554,000     $0.54     $5,433,000    13,347,000     $0.41
                                                               =======                               ========
Effect of Dilutive Stock.........                    851,000                                957,000
                                    ------------  ----------             ------------  ------------
Diluted..........................     $7,281,000  14,405,000     $0.51     $5,433,000    14,304,000     $0.38
                                    ============  ==========   =======   ============  ============  ========

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



                                                                                  SIX MONTHS ENDED MARCH  31,
                                                                                    2005               2004
                                                                                ------------       ------------
Net income as reported......................................................    $ 13,456,000       $ 10,121,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects.............      (1,114,000)        (1,103,000)
                                                                                ------------       ------------
Pro forma net income........................................................    $ 12,342,000       $  9,018,000
                                                                                ============       ============
Earnings per share:
 Basic -- as reported........................................................   $       1.00       $       0.76
                                                                                ============       ============
 Basic -- pro forma..........................................................   $       0.91       $       0.68
                                                                                ============       ============
 Diluted -- as reported......................................................   $       0.94       $       0.71
                                                                                ============       ============
 Diluted -- pro forma........................................................   $       0.86       $       0.63
                                                                                ============       ============

                      ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 10: STOCK-BASED COMPENSATION - (CONTINUED)

                                                                                 THREE MONTHS ENDED MARCH  31,
                                                                                    2005               2004
                                                                                ------------       ------------
Net income as reported......................................................    $  7,281,000       $  5,433,000
Stock-based compensation expense
 Determined under fair value method, net of related tax effects.............        (558,000)          (552,000)
                                                                                ------------       ------------
Pro forma net income........................................................    $  6,723,000       $  4,881,000
                                                                                ============       ============
Earnings per share:
 Basic -- as reported........................................................   $       0.54       $       0.41
                                                                                ============       ============
 Basic -- pro forma..........................................................   $       0.50       $       0.37
                                                                                ============       ============
 Diluted -- as reported......................................................   $       0.51       $       0.38
                                                                                ============       ============
 Diluted -- pro forma........................................................   $       0.47       $       0.34
                                                                                ============       ============

The weighted average fair value of the options granted during 2005 and 2004 were $18.25 and $8.96 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.0083% (2005) and dividend yield .0094% (2004), weighted average volatility 40.128% (2005) and 41.559% (2004), expected life 10 years, weighted average risk free interest rate of 4.1900% in 2005 and 4.2895% in 2004.

NOTE 11: STOCK OPTION PLANS

1995 Stock Option Plan

     The Company has a stock option plan under which 1,840,000 shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through October 2014. As of March 31, 2005, 96,002 shares of common stock were available for issuance under the 1995 Stock Option Plan.

2002 Stock Option Plan

     During May 2002, the Company approved a new stock option plan under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years. As of March 31, 2005, 421,667 shares of common stock were available for issuance under the 2002 Stock Option Plan.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 11: STOCK-OPTION PLANS - (CONTINUED)

THE FOLLOWING TABLE SUMMARIZES STOCK OPTION TRANSACTIONS UNDER THE PLANS:

                                                                      SIX MONTHS ENDED MARCH  31,
                                                             -------------------------------------------------
                                                                      2005                       2004
                                                             ----------------------     -----------------------
                                                                          WEIGHTED                    WEIGHTED
                                                                           AVERAGE                     AVERAGE
                                                                          EXERCISE                    EXERCISE
                                                              SHARES        PRICE        SHARES         PRICE
                                                             ---------    ---------     ---------     ---------
Outstanding options at the beginning of period..........     1,364,171     $ 6.2700     1,225,000      $3.2377
Options granted.........................................       402,500      18.2502       357,000      15.0492
Options exercised.......................................      (131,453)      9.0114      (196,000)      5.2131
Options cancelled.......................................       (40,002)     11.7144             -            -

                                                             ---------     --------     ---------     ---------
Outstanding options at the end of period................     1,595,216     $ 8.9267     1,386,000     $ 6.0005
                                                             ---------                  ---------

Exercisable options at the end of period................     1,013,004     $ 4.6063       967,000     $ 3.8731
                                                             ---------                    -------


     The following table summarizes information about the Plans outstanding options as of March 31, 2005:

                                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                              --------------------------------------     ------------------------
                                                              WEIGHTED
                                                               AVERAGE      WEIGHTED                      WEIGHTED
                                                              REMAINING      AVERAGE                       AVERAGE
                                                NUMBER       CONTRACTUAL    EXERCISE       NUMBER         EXERCISE
RANGE OF EXERCISE PRICE                       OUTSTANDING  LIFE (IN YEARS)    PRICE      EXERCISABLE        PRICE
-----------------------                       -----------  ---------------  --------     -----------      --------
$0.0000 - $1.8760.......................        200,000             4.2     $  0.8125       200,000      $ 0.8125
$1.8761 - $3.7520.......................        520,000             4.5        2.5644       520,000        2.5644
$3.7521 - $5.6280.......................        131,334             7.6        4.7250        81,333        4.7250
$5.6281 - $7.5040.......................         42,000             6.9        6.5179        42,000        6.5179
$7.5041 - $9.3800.......................          6,667             8.0        7.7450         6,667        7.7450
$9.3810 - $13.1320......................              0               0             0             0             0
$13.1321 - $15.0080.....................        245,002             8.6       14.8700       151,670        14.870
$15.0081 - $16.8840.......................       33,888             9.4       16.5035             0             0

$16.8841 - $18.7600.....................        416,325             9.6       18.2443        11,334        18.100
                                             ----------            ----      --------     ---------      --------
                                              1,595,216             6.9     $  8.9267     1,013,004      $ 4.6063
                                             ==========                                   =========

NOTE 12: STOCKHOLDERS' EQUITY

     During the six months ended March 31, 2005, we declared dividends in the amount of $947,000, and accrued $475,000 as of March 31, 2005 for dividends.

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

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 14: SUBSEQUENT EVENT

     In May 2005, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a lending institution from $60 million to $80 million. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate plus or minus an applicable margin based on certain leverage ratios (the applicable rate was 4.75% at March 31, 2005). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of March 31, 2005, $52.1 million was outstanding. On April 30, 2005 the loan outstanding balance was $42.4 million.

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

     We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the six-month periods ended March 31, 2005 and 2004. We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to a specific consumer receivable portfolio containing a significant amount of performing and semi-performing accounts, we recognize finance income on accounts that are being serviced by a third-party servicer at the gross amounts received by the servicer. The servicing cost for this portfolio is reported as an expense on our income statement as third-party service expense. This portfolio was sold in February 2004 and we will no longer incur third-party servicing expenses on this portfolio. There was no significant change to projected portfolio collections for the six months ended March 31, 2005. Based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003 and December 31, 2003, we revised our estimates. Such change in accounting estimates has resulted in approximately a $2.8 million increase in finance income recognized during the six months ended March 31, 2004.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

RESULTS OF OPERATIONS

     THE SIX-MONTH PERIOD ENDED MARCH 31, 2005, COMPARED TO THE SIX-MONTH PERIOD ENDED MARCH 31, 2004

     Revenues. During the six-month period ended March 31, 2005, finance income increased $6.2 million or 25.5% to $30.5 million from $24.3 million for the six-month period ended March 31, 2004. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six-months ended March 31, 2005, as compared to the same prior year period. The average outstanding accounts increased from $112.8 million for the six month period ended March 31, 2004 to $158.6 million for the same period of 2005. During the six-months ended March 31, 2005, we acquired receivables at a cost of $73.3 million as compared to $49.4 million during the six- months ended March 31, 2004 and for year ended September 30, 2004, we acquired receivables at a cost of $103.7 million as compared to $115.6 million for the year ended September 30, 2003.

     There were no significant changes to portfolio projections in the six month period ended March 31, 2005. Based on an increase in projected portfolio collections on certain portfolios as compared to what was estimated at September 30, 2004 and December 31, 2004, we revised our estimates. Such change in accounting estimates resulted in approximately a $2.8 million increase in finance income recognized during the six months ended March 31, 2004.

     General and Administrative Expenses. During the six-month period ended March 31, 2005, general and administrative expenses increased $1.4 million, or 25.4% to $6.9 million from $5.5 million for the six-months ended March 31, 2004, and represented 88.5% of total expenses for the six months ended March 31, 2005. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the six-month period ended March 31, 2005, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the six-months ended March 31, 2005, as compared to the same prior year period with the average balance increasing 40.6 %. A majority of the increased costs were from collection expenses including court costs, printing, postage and delivery costs, salaries, payroll taxes and benefits, professional fees, telephone charges.

     Third-Party Servicing Expenses. During the six-month period ended March 31, 2005, third-party servicing expenses decreased $1.3 million or 100.0% to $0 million from $1.3 for the six months ended March 31, 2004. This expense related to a specific portfolio which was sold in February of 2004.

     Interest Expense. During the six-month period ended March 31, 2005, interest expense increased to $0.9 million from $.5 million in the same prior year period and represented 11.5% of total expenses for the six-month period ended March 31, 2005. The increase was due to an increase in average outstanding borrowings coupled with a slightly higher interest during the six-month period ended March 31, 2005, as compared to the same period in the prior year. The average balance increased from $19.7 for the six month period ended March 31, 2004 to $45.7 million for the same period of fiscal year 2005. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation.

THE THREE-MONTH PERIOD ENDED MARCH 31, 2005, COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2004.

     Revenues. During the three-month period ended March 31, 2005, finance income increased $3.8 million or 29.5% to $16.7 million from $12.9 million for the three-month period ended March 31, 2004. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six and three-month periods ended March 31, 2005, as compared to the same prior year periods. The average balance outstanding increased from $121.8 million for the second quarter of 2004, to $165.4 million during the same period of fiscal 2005. During the three months ended March 31, 2005, we acquired receivables at a cost of $36.8 million, which includes the portfolios of Option Card LLC, of approximately $12.5 million, as compared to $49.4 million during the three months ended March 31, 2004. For year ended September 30, 2004, we acquired receivables at a cost of $103.7 million as compared to $115.6 million for the year ended September 30, 2003. There were no significant changes in collection estimates for the second quarter of fiscal year 2005. Based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003 and December 31, 2003, we revised our estimates. Such change in accounting estimates resulted in approximately a $1.3 million increase in finance income recognized during the three months ended March 31, 2004.

     General and Administrative Expenses. During the three-month period ended March 31, 2005, general and administrative expenses increased $0.9 million, or 30.0% to $3.9 million from $3.0 million for the three-months ended March 31, 2004 and represented 88.8%of total expenses for the three months ended March 31, 2005 The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended March 31, 2004, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three-months ended March 31, 2004, as compared to the same prior year period. A majority of the increased costs were from collection expenses including court costs, printing, postage and delivery, data processing costs, salaries, payroll taxes and benefits, professional fees and telephone charges.

     Third-Party Servicing Expenses. During the three-month period ended March 31, 2005, third-party servicing expenses were $0 million a decrease from $.5 million for the three months ended March 31, 2004. This expense related to a specific portfolio which was sold in February of 2004.

     Interest Expense. During the three-month period ended March 31, 2005, interest expense increased to $0.5 million from $.3 million in the same prior year period of the prior year and represented 11.2 % of total expenses for the three-month period ended March 31, 2005. The increase was due to an increase in average outstanding borrowings coupled with a slightly higher interest rate during the three-month period ended March 31, 2005, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $60 million line of credit for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $60 million line of credit with a financial institution. As of March 31, 2005, there was $52.1 million outstanding balance under this facility. As of March 31, 2005, our cash and cash equivalents decreased $.7 million to $2.6 million from $3.3 million at September 30, 2004. The decrease in cash and cash equivalents during the three month period ended March 31, 2005, was due to an increase in consumer receivable purchases, higher dividend, interest and tax payments during the three months ended March 31, 2005 as compared to the same period in the prior year.

     Net cash provided by operating activities was $4.1 million during the six months ended March 31, 2005, compared to net cash provided by operating activities of $6.7 million during the six months ended March 31, 2004. The decrease in net cash provided by operating activities was primarily due to the increase in net income which was offset by an increase in the amount due from servicers for portfolio sales and collections. . In addition, due to higher net income, with a higher anticipated tax liability, payments increased causing a prepaid income tax position at March 31, 2005, as compared to a tax liability position as of September 30, 2004. Net cash used in investing activities was $18.0 million during the six months ended March 31, 2005, compared to net cash used by investing activities of $14.6 million during the six months ended March 31, 2004. The increase in net cash used by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the six months ended March 31, 2005, compared to the same period in the prior year. Net cash provided by financing activities was $13.2 million and $7.0 million during the six month periods ended March 31, 2005, and 2004, respectively. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under our line of credit which was due to an increase in accounts acquired for liquidation during the six months ended March 31, 2005, as compared to the same prior year period.

        The advances under the credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. In April of 2005 the line of credit was increased to $80 million from $60 million. See Note 14 of the financial statements for more information on this subsequent event.

     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the six months ended March 31, 2005, we acquired consumer receivable portfolios at a cost of approximately $73.3 million. These acquisitions were financed with our credit facility and cash flows from operating activities.

     We anticipate the funds available under our current credit facility and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

     From time to time, we evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

                                                                  FOR THE SIX MONTHS ENDED MARCH  31, 2005
                                                               ------------------------------------------------
                                                                               (IN THOUSANDS)
                                                                   ACCRUAL           CASH
                                                                    BASIS            BASIS
                                                                 PORTFOLIOS       PORTFOLIOS          TOTAL
                                                               --------------     ------------   --------------
Balance, beginning of period................................   $  144,812,000     $  1,353,000   $  146,165,000
Acquisitions of receivable portfolios, net..................       73,337,000                -       73,337,000
Cash collections including sales proceeds...................      (75,022,000)      (3,951,000)     (78,973,000)
Finance income recognized...................................       27,367,000        3,125,000       30,492,000
                                                               --------------     ------------   --------------
Balance, end of period......................................   $  170,494,000     $    527,000   $  171,021,000
                                                               ==============     ============   ==============
Revenue as a percentage of collections......................            36.5%            79.1%            38.6%

                                                                  FOR THE SIX MONTHS ENDED MARCH  31, 2004
                                                               ------------------------------------------------
                                                                               (IN THOUSANDS)
                                                                   ACCRUAL           CASH
                                                                    BASIS            BASIS
                                                                 PORTFOLIOS       PORTFOLIOS          TOTAL
                                                               --------------     ------------   --------------
Balance, beginning of period................................   $  102,809,000     $  2,783,000   $  105,592,000
Acquisitions of receivable portfolios, net..................       48,736,000          704,000       49,440,000
Cash collections including sales proceeds...................      (55,274,000)      (3,982,000)     (59,256,000)
Finance income recognized...................................       21,639,000        2,629,000       24,268,000
                                                               --------------     ------------   --------------
Balance, end of period......................................   $  117,910,000     $  2,134,000   $  120,044,000
                                                               ==============     ============   ==============
Revenue as a percentage of collections......................            39.1%            66.0%            41.0%

                                                                  FOR THE THREE MONTHS ENDED MARCH  31, 2005
                                                                             (IN THOUSANDS)
                                                               -----------------------------------------------
                                                                   ACCRUAL           CASH
                                                                    BASIS            BASIS
                                                                 PORTFOLIOS       PORTFOLIOS          TOTAL
                                                               --------------     ------------   --------------
Balance, beginning of period..............................     $  159,195,000     $    581,000   $  159,776,000
Acquisitions of receivable portfolios, net................         36,795,000                -       36,795,000
Gross cash collections including sales proceeds...........        (41,079,000)      (1,103,000)     (42,182,000)
Finance income recognized.................................         15,583,000        1,049,000       16,632,000
                                                               --------------     ------------   --------------
Balance, end of period....................................     $  170,494,000     $    527,000   $  171,021,000
                                                               ==============     ============   ==============
Revenue as a percentage of collections....................              37.9%            95.1%            39.4%

                                                                 FOR THE THREE MONTHS ENDED MARCH  31, 2004
                                                                             (IN THOUSANDS)
                                                               -----------------------------------------------
                                                                   ACCRUAL           CASH
                                                                    BASIS            BASIS
                                                                 PORTFOLIOS       PORTFOLIOS          TOTAL
                                                               --------------     ------------   --------------
Balance, beginning of period..............................     $  120,937,000     $  2,634,000   $  123,571,000
Acquisitions of receivable portfolios, net................         14,019,000                -       14,019,000
Gross cash collections including sales proceeds...........        (28,731,000)      (1,654,000)     (30,385,000)
Finance income recognized.................................         11,685,000        1,154,000       12,839,000
                                                               --------------     ------------   --------------
Balance, end of period....................................     $  117,910,000     $  2,134,000   $  120,044,000
                                                               ==============     ============   ==============
Revenue as a percentage of collections........................          40.7%            69.8%            42.3%


ADDITIONAL SUPPLEMENTARY INFORMATION ON ACCOUNTS ACQUIRED FOR LIQUIDATION

                                                                                     AS OF MARCH  31, 2005
                                                                             -------------------------------------
                                                                               COST RECOVERY      INTEREST METHOD
                                                                                PORTFOLIOS          PORTFOLIOS
                                                                             -----------------   -----------------
Cumulative Original Purchase Price.........................................  $      49,300,000   $    402,200,000
Cumulative Aggregate Managed Portfolios....................................  $   2,168,400,000   $  9,718,800,000


     The original purchase price reflects what we paid for the receivables from 1998 through March 31, 2005. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through March 31, 2005 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the interest or cost recovery method.

     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

     For the six-months ended March 31, 2005, we earned interest income of $3.1 million under the cost recovery method because we collected $3.1 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $27.4 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

     On March 7, 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company include portfolios of distresses consumer receivable debt of approximately $197 million that consist of paying accounts, accounts already within a legal network, and non paying accounts, a facility in Denver and a computer software system that may have features that could be incorporated into the Company's existing computer system. The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the current method utilized by the Company of the disclosure-only provisions of the original SFAS No. 123. The original effective date of this Statement was to be as of the beginning of the first interim or annual period that begins after June 15, 2004. In April 2005, The Securities and Exchange Commission revised the effective date to implement SFAS No.123R to the beginning of the next fiscal year. The effective date for implementation of SFAS No. 123R for the Company will be October 1, 2005. The Company has been disclosing the impact on net income and earnings per share since the adoption of the original SFAS No. 123 in the notes to the financial statements. The impact on the Company's financial statements should be consistent with that of the previous disclosures in the Notes to the Financial Statements.

     In October 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP became effective for portfolios acquired after December 15, 2004. We do not believe the adoption of this SOP has a material impact on the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting on March 9, 2005. At that meeting, the following matter was voted on and received the votes indicated:

                                                                                                   Authority
     Election of Directors                                                            For           Withheld
                                                                                      ---           --------
     Gary Stern..............................................................     12,023,233         561,385
     Arthur Stern............................................................     12,022,732         561,886
     Herman Badillo..........................................................     11,965,293         619,325
     David Slackman..........................................................     12,020,657         563,961
     Edward Celano...........................................................     11,964,513         620,105
     Harvey Leibowitz........................................................     11,964,043         620,575
     Alan Rivera.............................................................     12,119,477         465,141
     Louis A. Piccolo........................................................     12,119,102         465,516


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (a) Exhibits

     10.1 First amendment to third amended and restated loan and security agreement.

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



                                 ASTA FUNDING, INC.
                                  (Registrant)

Date: May 9, 2005                By: /s/ Gary Stern
                                 --------------------------------------
                                 Gary Stern, President, Chief Executive Officer
                                 (Principal Executive Officer)

Date: May 9, 2005                By: /s/ Mitchell Cohen
                                 --------------------------------------
                                 Mitchell Cohen, Chief Financial Officer and

Sw                               Secretary (Principal Financial Officer and
                                 Principal Accounting Officer)