Form 10-Q
period 2005-06-30
ASTA FUNDING INC
filed 2005-08-09
CIK 1001258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

         As of August 1, 2005, the registrant had approximately 13,577,000 common shares outstanding.

================================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I.  Financial Information......................................................................      2
Item 1.  Consolidated Financial Statements..........................................................      2
         Consolidated Balance Sheets as of June 30, 2005 (unaudited) and September  30, 2004........      2
         Consolidated Statements of Operations for the nine and three month periods ended
            June 30, 2005 and 2004 (unaudited)......................................................      3
         Consolidated Statement of Stockholders' Equity for the nine month period ending
            June 30, 2005 (unaudited)...............................................................      4
         Consolidated Statements of Cash Flows for the nine month periods ended
            June 30, 2005 and 2004 (unaudited)......................................................      5
         Condensed Notes to Consolidated Financial Statements (unaudited)...........................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......     14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................     19
Item 4.  Controls and Procedures....................................................................     19
Part II. Other Information..........................................................................     20
Item 1.  Legal Proceedings..........................................................................     20
Item 2.  Changes in Securities and Use of Proceeds..................................................     20
Item 3.  Defaults Upon Senior Securities............................................................     20
Item 4.  Submission of Matters to a Vote of Security Holders........................................     20
Item 5.  Other Information..........................................................................     20
Item 6.  Exhibits...................................................................................     20
Signatures  ........................................................................................     21
Section 302 Certification of Chief Executive Officer................................................     22
Section 302 Certification of Chief Financial Officer................................................     23
Section 906 Certification of Chief Executive Officer................................................     24
Section 906 Certification of Chief Financial Officer................................................     25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,         SEPTEMBER 30,
                                                                                 2005               2004
                                                                           --------------       --------------
                                                                             (UNAUDITED)
                                 ASSETS
Cash....................................................................   $    1,920,000       $    3,344,000
Consumer receivables acquired for liquidation...........................      166,728,000          146,165,000
Deposit on receivable purchase..........................................               --            7,288,000
Furniture and equipment, net............................................          678,000              596,000
Due from servicers......................................................          740,000                   --
Prepaid income taxes....................................................          713,000                   --
Other assets............................................................          961,000            1,248,000
                                                                           --------------       --------------
          Total assets..................................................   $  171,740,000       $  158,641,000
                                                                           --------------       --------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt.................................................................   $   30,700,000       $   39,355,000
   Other liabilities ...................................................        3,850,000            3,351,000
   Income taxes payable ................................................          711,000            1,425,000
   Deferred income taxes................................................           44,000               44,000
                                                                           --------------       --------------
          Total liabilities.............................................       35,305,000           44,175,000
                                                                           --------------       --------------

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding -- none
   Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding -- 13,577,000 at June 30, 2005 and 13,432,000
   at September  30, 2004...............................................          136,000              134,000
   Additional paid-in capital...........................................       60,584,000           59,184,000
   Retained earnings....................................................       75,715,000           55,148,000
                                                                           --------------       --------------
          Total stockholders' equity....................................      136,435,000          114,466,000
                                                                           --------------       --------------
Total liabilities and stockholders' equity..............................   $  171,740,000       $  158,641,000
                                                                           ==============       ==============


           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended  Three Months Ended     Nine Months Ended  Nine Months Ended
                                                    June 30, 2005       June 30, 2004         June 30, 2005      June 30, 2004
                                                    -------------       -------------         -------------      -------------
Revenues:
Finance income                                     $19,028,000           $12,050,000          $ 49,520,000        $36,369,000
                                                   -----------           -----------          ------------        -----------

Expenses:
General and administrative                           4,153,000             2,474,000            11,122,000          7,998,000
Interest                                               512,000               167,000             1,415,000            623,000
Third-party servicing                                        -                     -                     -          1,316,000
                                                   -----------           -----------          ------------        -----------

                                                     4,665,000             2,641,000            12,537,000          9,937,000

Income before income taxes                          14,363,000             9,409,000            36,983,000         26,432,000

Income tax expense                                   5,827,000             3,802,000            14,991,000         10,704,000
                                                   -----------           -----------          ------------        -----------

Net income                                         $ 8,536,000           $ 5,607,000           $21,992,000        $15,728,000
                                                   -----------           -----------          ------------        -----------

Net income per share:

Basic                                              $      0.63           $      0.42          $       1.63        $      1.18
                                                   -----------           -----------          ------------        -----------

Diluted                                            $      0.59           $      0.39          $       1.53        $      1.10
                                                   -----------           -----------          ------------        -----------


Weighted average number of shares outstanding:

Basic                                               13,569,000            13,403,000            13,529,000         13,318,000
                                                   -----------           -----------          ------------        -----------

Diluted                                             14,424,000            14,286,000            14,377,000         14,248,000
                                                   -----------           -----------          ------------        -----------

           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                         ADDITIONAL
                                                     COMMON STOCK          PAID-IN      RETAINED
                                                  SHARES      AMOUNT       CAPITAL      EARNINGS          TOTAL
                                                  ------      ------       -------      --------          -----

Balance, September  30, 2004.................   13,432,000    $134,000  $59,184,000    $55,148,000      $114,466,000
Exercise of options..........................      145,000       2,000    1,281,000             --         1,283,000
Tax benefit arising from exercise of non-
    qualified stock option...................                               119,000                          119,000
Dividends ...................................           --          --           --     (1,425,000)       (1,425,000)
Net Income...................................           --          --           --     21,992,000        21,992,000
                                                ----------    --------  -----------    -----------      ------------
Balance, June 30, 2005.......................   13,577,000    $136,000  $60,584,000    $75,715,000      $136,435,000
                                                ==========   =========  ===========    ===========      ============






           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                          JUNE 30, 2005      JUNE 30, 2004
                                                                          -------------      -------------

Cash flows from operating activities:
 Net income .........................................................     $ 21,992,000      $ 15,728,000

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ......................................          372,000           203,000
 Deferred income taxes ..............................................             --             (30,000)

Changes in:
 Prepaid & income taxes payable .....................................       (1,427,000)         (451,000)
    Due from servicers ..............................................         (740,000)             --
    Other assets ....................................................          238,000        (1,054,000)
    Other liabilities ...............................................          495,000        (2,908,000)
                                                                          ------------      ------------
    Net cash provided by operating activities .......................       20,930,000        11,488,000


Cash flows from investing activities:
 Auto loan principal payments .......................................             --               4,000
 Purchase of consumer receivables acquired for liquidation ..........      (93,490,000)      (55,584,000)
 Principal collected on receivables acquired for liquidation ........       72,927,000        48,988,000
    Deposit on receivable purchase ..................................        7,288,000              --

 Capital expenditures ...............................................         (407,000)         (141,000)
                                                                          ------------      ------------
    Net cash (used in) investing activities .........................      (13,682,000)       (6,733,000)

Cash flows from financing activities:
    Proceeds from exercise of options ...............................        1,283,000         1,343,000
    Tax benefit arising from exercise of non-qualified options.......          119,000              --

    Dividends .......................................................       (1,419,000)       (1,062,000)
 (Payments) under line of credit, net ...............................       (8,655,000)      (10,681,000)
                                                                          ------------      ------------
    Net cash (used in) financing activities .........................       (8,672,000)      (10,400,000)
                                                                          ------------      ------------
(Decrease) in cash ..................................................       (1,424,000)       (5,645,000)
Cash at the beginning of period .....................................        3,344,000         6,846,000
                                                                          ------------      ------------
Cash at end of period ...............................................     $  1,920,000      $  1,201,000
                                                                          ============      ============
Supplemental disclosure of cash flow information:

 Cash paid during the period
  Interest ..........................................................     $  1,515,000      $    598,000
  Income taxes ......................................................     $ 16,294,000      $  9,850,000


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

 Basis of Presentation

     The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the nine and three month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the nine month periods ended June 30, 2005 and 2004, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2005 and September 30, 2004, the results of operations for the nine and three month periods ended June 30, 2005 and 2004 and cash flows for the nine month periods ended June 30, 2005 and 2004 have been made. The results of operations for the nine and three month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

                       ASTA FUNDING, INC. AND SUBSIDIARIES

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



                                                                      FOR THE NINE MONTHS ENDED JUNE 30, 2005
                                                                  -----------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................     $   144,812,000   $   1,353,000   $  146,165,000
Acquisitions of receivable portfolios, net................          93,490,000              --       93,490,000
Gross cash collections including sales proceeds...........        (116,993,000)     (5,454,000)    (122,447,000)
Finance income recognized.................................          45,121,000       4,399,000       49,520,000
                                                               ---------------   -------------    -------------
Balance, end of period....................................     $   166,430,000    $    298,000    $ 166,728,000
                                                               ===============    ============    =============
Revenue as a percentage of collections........................            38.6%           80.7%            40.4%

                                                                     FOR THE NINE MONTHS ENDED JUNE  30, 2004
                                                                  -----------------------------------------------
                                                                     ACCRUAL           CASH
                                                                      BASIS            BASIS
                                                                   PORTFOLIOS       PORTFOLIOS          TOTAL
                                                                   -----------     -----------      -----------
Balance, beginning of period..............................       $ 102,809,000    $  2,783,000    $ 105,592,000
Acquisitions of receivable portfolios, net................          54,880,000         704,000       55,584,000
Gross cash collections including sales proceeds...........         (79,713,000)     (5,563,000)     (85,276,000)
Finance income recognized.................................          32,458,000       3,830,000       36,288,000
                                                                 -------------    ------------    -------------
Balance, end of period....................................       $ 110,434,000    $  1,754,000    $ 112,188,000
                                                                 =============    ============    =============
Revenue as a percentage of collections........................            40.7%           68.8%            42.6%


                                                                     FOR THE THREE MONTHS ENDED JUNE  30, 2005
                                                                  -----------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................        $170,494,000     $   527,000     $171,021,000
Acquisitions of receivable portfolios, net................          20,153,000              --       20,153,000
Gross cash collections including sales proceeds...........         (41,971,000)     (1,503,000)     (43,474,000)
Finance income recognized.................................          17,754,000       1,274,000       19,028,000
                                                                  ------------     -----------     ------------
Balance, end of period....................................        $166,430,000     $   298,000     $166,728,000
                                                                  ============     ===========     ============
Revenue as a percentage of collections........................            42.3%           84.8%            43.8%

                                                                     FOR THE THREE MONTHS ENDED JUNE  30, 2004
                                                                  -----------------------------------------------
                                                                     ACCRUAL           CASH
                                                                      BASIS            BASIS
                                                                   PORTFOLIOS       PORTFOLIOS          TOTAL
                                                                   -----------     -----------      -----------
Balance, beginning of period..............................       $ 117,910,000    $  2,134,000    $ 120,044,000
Acquisitions of receivable portfolios, net................           6,144,000              --        6,144,000
Gross cash collections including sales proceeds...........         (24,439,000)     (1,581,000)     (26,020,000)
Finance income recognized.................................          10,819,000       1,201,000       12,020,000
                                                                 -------------    ------------    -------------
Balance, end of period....................................       $ 110,434,000    $  1,754,000    $ 112,188,000
                                                                 =============    ============    =============
Revenue as a percentage of collections........................            44.3%           76.0%            46.2%



In March 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC, a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company include portfolios of distressed consumer receivable debt of approximately $197 million that consist of paying accounts, accounts already within a legal network, and non paying accounts, a facility in Denver and a computer software system that may have features that could be incorporated into the Company's existing computer system. The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash.

NOTE  4: FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of the dates indicated:

                                                                        JUNE 30,        SEPTEMBER 30,
                                                                          2005              2004
                                                                     -------------      --------------
Furniture.................................................           $     307,000      $    307,000
Equipment.................................................               1,732,000         1,325,000
                                                                     -------------      ------------
                                                                         2,039,000         1,632,000
Less accumulated depreciation.............................               1,361,000         1,036,000
                                                                     -------------      ------------
Balance, end of period....................................           $     678,000      $    596,000
                                                                     =============      ============

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 5: DEBT


     In May 2005, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a lending institution from $60 million to $80 million. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate plus or minus an applicable margin based on certain leverage ratios (the applicable rate was 4.75% at June 30, 2005). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of June 30, 2005, $30.7 million was outstanding. On August 2, 2005 the loan outstanding balance was $22.6 million.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Employment Agreements

     We have an employment agreement with one executive and are in the process of formalizing new employment agreements with two other executives. Such agreement and anticipated agreements provide for base salary payments as well as bonuses. The agreement and anticipated agreements also contain confidentiality and non-compete provisions. Please refer to our definitive Proxy Statement, as filed with the Securities and Exchange Commission, under the caption "Executive Compensation" for additional information.

Leases

     We are a party to operating leases with respect to our facilities. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information. See Note 14 - Subsequent Event.

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

NOTE 8: INCOME TAXES

     The provision for income tax expense reflects income tax expense at an effective rate of approximately 40.5% for the nine and three month periods ending June 30, 2005. For the nine and three month periods ended June 30, 2004, the effective income tax rate was also approximately 40.5%.

     Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses and depreciation timing differences.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

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

     The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2005 and 2004:

                                                          NINE MONTHS ENDED JUNE 30,

                                                   2005                                       2004
                                    -------------------------------------     -------------------------------------
                                                   WEIGHTED                                  WEIGHTED
                                        NET         AVERAGE     PER SHARE         NET         AVERAGE     PER SHARE
                                      INCOME        SHARES       AMOUNT         INCOME        SHARES       AMOUNT
                                      ------        ------       ------         ------        ------       ------
Basic............................    $21,992,000  13,529,000     $1.63        $15,728,000    13,318,000     $1.18
Effect of Dilutive Stock.........                    848,000     =====                          930,000     =====
                                     -----------  ----------                  -----------    ----------
Diluted..........................    $21,992,000  14,377,000     $1.53        $15,728,000    14,248,000     $1.10
                                     ===========  ==========     =====        ===========    ==========     =====

                                                             THREE MONTHS ENDED JUNE 30,
                                                    2005                                    2004
                                     -----------------------------------      -----------------------------------
                                                   WEIGHTED                                WEIGHTED
                                        NET         AVERAGE     PER SHARE       NET         AVERAGE     PER SHARE
                                      INCOME        SHARES       AMOUNT       INCOME        SHARES       AMOUNT
                                      ------        ------       ------       ------        ------       ------
Basic............................     $8,536,000  13,569,000     $0.63       $5,607,000    13,403,000     $0.42
                                                                 =====                                    =====
Effect of Dilutive Stock.........                    855,000                                  883,000
                                      ----------  ----------                 ----------    ----------
Diluted..........................     $8,536,000  14,424,000     $0.59       $5,607,000    14,286,000     $0.39
                                      ==========  ==========     =====       ==========    ==========     =====

NOTE 10: STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. See also Note 1, under Recent Accounting Pronouncements for more on Accounting for Stock Based Compensation. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 10: STOCK-BASED COMPENSATION - (CONTINUED)

                                                                            NINE MONTHS ENDED JUNE 30,
                                                                       ------------------------------------
                                                                           2005                  2003
                                                                       ------------         --------------
Net income as reported ........................................        $  21,992,000        $   15,728,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects           (1,670,000)           (1,632,000)
                                                                       -------------        --------------
Pro forma net income ..........................................        $  20,322,000        $   14,096,000
                                                                       =============        ==============
Earnings per share:
 Basic -- as reported .........................................        $        1.63        $         1.18
                                                                       =============        ==============
 Basic -- pro forma ...........................................        $        1.50        $         1.06
                                                                       =============        ==============
 Diluted -- as reported .......................................        $        1.53        $         1.10
                                                                       =============        ==============
 Diluted -- pro forma .........................................        $        1.41        $         0.99
                                                                       =============        ==============

                                                                            THREE MONTHS ENDED JUNE  30,
                                                                      ------------------------------------
                                                                           2005                  2004
                                                                       -------------         ------------
Net income as reported ........................................        $   8,536,000        $   5,607,000
Stock-based compensation expense
 Determined under fair value method, net of related tax effects             (556,000)            (544,000)
                                                                       -------------        -------------
Pro forma net income ..........................................        $   7,980,000        $   5,063,000
                                                                       =============        =============
Earnings per share:
 Basic -- as reported .........................................        $        0.63        $        0.42
                                                                       =============        =============
 Basic -- pro forma ...........................................        $        0.59        $        0.38
                                                                       =============        =============
 Diluted -- as reported .......................................        $        0.59        $        0.39
                                                                       =============        =============
 Diluted -- pro forma .........................................        $        0.55        $        0.35
                                                                       =============        =============

The weighted average fair value of the options granted during 2005 and 2004 were $18.25 and $8.66 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8289% (2005) and dividend yield 0.2508% (2004), weighted average volatility 40.128% (2005) and 41.507% (2004), expected life 10 years, weighted average risk free interest rate of 4.1900% in 2005 and 4.2966% in 2004.

NOTE 11: STOCK OPTION PLANS

 1995 Stock Option Plan

     The Company has a stock option plan under which 1,840,000 shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from August 2006 through February 2014. As of June 30, 2005, 92,002 shares of common stock were available for issuance under this stock option plan.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 11: STOCK OPTION PLANS- (CONTINUED)

2002 Stock Option Plan

     During May 2002, the Company approved a new stock option plan under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2013 through November 2014. As of June 30, 2005, 421,667 shares of common stock were available for issuance under this stock option plan.

THE FOLLOWING TABLE SUMMARIZES STOCK OPTION TRANSACTIONS UNDER THE PLANS:

                                                                        NINE MONTHS ENDED JUNE  30,
                                                            ----------------------------------------------------
                                                                      2005                       2004
                                                            ------------------------    ------------------------
                                                                           WEIGHTED                     WEIGHTED
                                                                            AVERAGE                      AVERAGE
                                                                           EXERCISE                     EXERCISE
                                                               SHARES        PRICE        SHARES          PRICE
                                                              --------     --------      --------       --------

Outstanding options at the beginning of period..........     1,364,171     $ 6.2657     1,225,000      $ 3.2377
Options granted.........................................       402,500      18.2502       363,000       15.0643
Options exercised.......................................      (145,120)      8.8328      (248,000)       5.4221
Options cancelled.......................................       (40,002)     11.7144        (2,000)       7.5050
                                                             ---------     --------     ---------      --------
Outstanding options at the end of period................     1,581,549     $ 8.9423     1,338,000      $ 6.0337
                                                             ---------                  ---------
Exercisable options at the end of period                     1,001,281     $ 4.5941       939,000      $ 3.8411
                                                             ---------                  ---------


     The following table summarizes information about the Plans outstanding options as of June 30, 2005:

                                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                              -------------------------------------------    -------------------------
                                                               WEIGHTED
                                                                AVERAGE          WEIGHTED                    WEIGHTED
                                                               REMAINING         AVERAGE                     AVERAGE
                                                NUMBER        CONTRACTUAL        EXERCISE       NUMBER       EXERCISE
RANGE OF EXERCISE PRICE                       OUTSTANDING   LIFE (IN YEARS)       PRICE      EXERCISABLE      PRICE
--------------------                          -----------   --------------     ----------    ------------   ----------
$0.0000 - $1.8760.......................        200,000            3.9         $ 0.8125         200,000      $ 0.8125
$1.8761 - $3.7520.......................        520,000            4.3           2.5644         520,000        2.5644
$3.7521 - $5.6280.......................        131,334            7.3           4.7250          81,333        4.7250
$5.6281 - $7.5040.......................         33,000            6.6           6.4441          33,000        6.4441
$7.50410 - $9.3800......................          2,000            7.7           7.7450           2,000        7.7450
$13.1321 - $15.008......................        245,002            8.3          14.8700         151,670       14.8700
$15.0081 - $16.884......................         33,888            9.2          16.5035           1,944       15.9900
$16.8841 - $18.760......................        416,325            9.3          18.2443          11,334       18.1000
                                               --------           ----         --------       ---------      --------
                                              1,581,549            6.6          $8.9423       1,001,281      $ 4.5941
                                              =========                                       =========


NOTE 12: STOCKHOLDERS' EQUITY

     During the nine-month period ended June 30, 2005, we declared dividends in the amount of $1,425,000, of which $475,000 was unpaid and accrued as of June 30, 2005.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

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


NOTE 14: SUBSEQUENT EVENT

        In July 2005, the Company entered into a lease extension agreement (the "Lease") with 210 Sylvan Avenue LLC, to continue leasing office space in the building known as 210 Sylvan Avenue (the "Premises"), which is the Company's headquarters. The new lease includes the addition of approximately 1,800 square feet. The term of the Lease shall begin on August 1, 2005 and end on July 31, 2010. The Lease contains a five (5) year option provision to renew the Lease. The base rent for the Premises during the first two years of the Lease is approximately $219,000 per annum. Effective August 1, 2007 and annually thereafter, an adjustment will be applied to the base rent increasing the base rent by a certain Consumer Price Index issued by the Bureau of Labor Statistics of the United States Department of Labor. In addition to the base rent, the Company will be responsible for utility charges.

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

o        brokers who specialize in the sale of consumer receivable portfolios;
         and

o        other sources.

FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "believe," "anticipate," "estimate" and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our annual report on Form 10-K for the year ended September 30, 2004, and other reports filed with the Securities and Exchange Commission.

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

     We periodically review our receivable portfolios for impairment based on the estimated future cash flows. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. We have not recorded any impairment charges on our consumer receivable portfolios during the nine-month periods ended June 30, 2005 and 2004. We typically recognize finance income net of collection fees paid to third-party collection agencies. With respect to a specific consumer receivable portfolio containing a significant amount of performing and semi-performing accounts, we recognized finance income on these accounts that were being serviced by a third-party servicer at the gross amounts received by the servicer. The servicing cost for this portfolio was reported as an expense on our income statement as third-party service expense. There was no change to projected portfolio collections for the nine months ended June 30, 2005. In the prior year, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003, we revised our estimates. Such change in accounting estimates resulted in approximately a $5.9 million increase in finance income recognized during the nine months ended June 30, 2004.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

RESULTS OF OPERATIONS

     THE NINE-MONTH PERIOD ENDED JUNE 30, 2005, COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 2004

     Revenues. During the nine-month period ended June 30, 2005, finance income increased $13.1 million or 36.2% to $49.5 million from $36.4 million for the nine-month period ended June 30, 2004. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding level of accounts acquired for liquidation during the nine-month period ended June 30, 2005, as compared to the same prior year period. The average level of consumer receivables acquired for liquidation increased from $108.9 million for the nine month period ended June 30, 2004 to $156.5 for the same period in 2005. During the nine-month period ended June 30, 2005, we acquired consumer receivable portfolios at a cost of $93.5 million as compared to $55.6 million during the nine-month period ended June 30, 2004.

     There were no changes to portfolio projections in the nine-month period ended June 30, 2005. For the same comparative period in 2004, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003 and June 30, 2004, we revised our accounting estimates. Such change in accounting estimates resulted in approximately a $5.9 million increase in finance income recognized during the nine-month period ended June 30, 2004. The changes in projected portfolio collections for the period ended June 30, 2004, were primarily due to changes in our servicing strategy in which we transferred a substantial number of accounts from collection agencies to collection attorneys, a change that has been successfully continued into the current period.

     General and Administrative Expenses. During the nine-month period ended June 30, 2005, general and administrative expenses increased $3.1 million or 39.1% to $11.1 million from $8.0 million for the nine-month period ended June 30, 2004, and represented 88.7% of total expenses for the nine-month period ended June 30, 2005. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the nine-month period ended June 30, 2005, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the nine-month period ended June 30, 2005. Compared to the same prior year period, the average balance in receivable accounts increased 43.7%. A majority of the increased costs were from collection expenses including court costs, postage and delivery costs, salaries, payroll taxes and benefits, professional fees, including Sarbanes-Oxley costs, and telephone charges and travel costs as we are visiting our servicers on a more frequent basis for financial and operational audits.

     Third-Party Servicing Expenses. During the nine-month period ended June 30, 2005, third-party servicing expenses decreased $1.3 million or 100% to $0 million from $1.3 million for the nine-month period ended June 30, 2004. This expense related to a specific portfolio which was sold in February of 2004.

     Interest Expense. During the nine-month period ended June 30, 2005, interest expense increased to $1.4 million from $0.6 million in the same prior year period and represented 11.3% of total expenses for the nine-month period ended June 30, 2005. The increase was due to an increase in average outstanding borrowings under our line of credit during the nine-month period ended June 30, 2005, as compared to the same period in the prior year. The average outstanding borrowings increased from $11.0 million to $35.0 million for the nine month periods ended June 30, 2004 and 2005, respectively. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the nine months ended June 30, 2005, as compared to the same period last year.

THE THREE-MONTH PERIOD ENDED JUNE 30, 2005 AS COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2004.

     Revenues. During the three-month period ended June 30, 2005, finance income increased $7.0 million or 58.0% to $19.0 million from $12.0 million for the three-month period ended June 30, 2004. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding level of accounts acquired for liquidation during the three month period ended June 30, 2005, as compared to the same prior year period. The average level of consumer receivables acquired for liquidation increased from $116.1 million for the three month period ended June 30, 2004 to $168.9 million for the same period in 2005. During the three month period ended June 30, 2005, we acquired consumer receivable portfolios at a cost of $20.2 million as compared to $6.1 million during the three month period ended June 30, 2004.

     There were no changes to portfolio projections in the three-month period ended June 30, 2005. For the same comparative period in the prior year, based on an increase in projected portfolio collections on certain portfolios as compared to what we estimated at September 30, 2003, December 31, 2003 and March 31, 2004, we revised our accounting estimates. Such change in accounting estimates has resulted in approximately a $3.1 million increase in finance income recognized during the three- month period ended June 30, 2004. The changes in projected portfolio collections were primarily due to changes in our servicing strategy in which we transferred a substantial number of accounts from collection agencies to collection attorneys, a change that has been successfully continued into the current period.

     General and Administrative Expenses. During the three-month period ended June 30, 2005, general and administrative expenses increased $1.7 million or 67.9% to $4.2 million from $2.5 million for the three-month period ended June 30, 2004, and represented 89.0% of total expenses for the current three-month period. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended June 30, 2005, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three-month period ended June 30, 2005, as compared to the same prior year period. The average balance in receivable accounts increased 45.4% in the current period as compared to the same period in the prior year. A majority of the increased costs were from collection expenses including salaries, payroll taxes and benefits, professional fees, including Sarbanes-Oxley costs, postage costs and telephone charges.

     Interest Expense. During the three-month period ended June 30, 2005, interest expense increased to $0.5 million from $0.2 million in the same prior year period and represented 11.0% of total expenses for the three-month period ended June 30, 2005. The increase was due to an increase in average outstanding borrowings under our line of credit during the three-month period ended June 30, 2004, as compared to the same period in the prior year. The average outstanding borrowing increased to $41.4 million for the three month period ended June 30, 2005, from $14.4 million for the three month period ended June 30, 2004 The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the third quarter ended June 30, 2005, as compared to the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired and borrowings under our line of credit. Our primary use of cash includes our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer receivable portfolios. While we maintain a $80 million line of credit for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $80 million line of credit with a financial institution. As of June 30, 2005, there was $30.7 million outstanding balance under this facility. As of June 30, 2005, our cash decreased to $1.9 million from $3.3 million at September 30, 2004. The decrease in cash during the nine-month period ended June 30, 2005 was primarily due to an increase in our credit line payments, income tax payments and dividends during the nine-month period ended June 30, 2005 as compared to the same prior year period.

     Net cash provided by operating activities was $21.0 million during the nine-month period ended June 30, 2005, compared to net cash provided by operating activities of $11.5 million during the nine-month period ended June 30, 2004. The increase in net cash provided by operating activities was primarily due to an increase in net income which was partially offset by an increase in the amount due from servicers, prepaid income taxes, and a decrease in income taxes payable during the nine-month period ended June 30, 2005, as compared to the same prior year period. Net cash used in investing activities was $13.7 million during the nine-month period ended June 30, 2005, compared to net cash used of $6.7 million during the nine-month period ended June 30, 2004. The increase in net cash used in investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation partially offset by an increase in principal collected during the nine-month period ended June 30, 2005, compared to the same period in the prior year. Net cash used in financing activities was $8.7 million during the nine-month period ended June 30, 2005, compared to net cash used of $10.4 million during the nine-month period June 30, 2004. The decrease in net cash used in financing activities was primarily due to a slight decrease in payments under our line of credit. In addition, we declared and paid dividends of $1.4 million during the nine-month period ended June 30, 2005, compared with $1.1 million of dividends paid in the comparable period of the prior year.

     In May 2005, we entered into an amended and restated loan and security agreement that increased our line of credit with a lending institution from $60 million to $80 million. This line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the Prime Rate plus or minus an applicable margin based on certain leverage ratios (4.75% at June 30, 2005), and includes additional financial covenants as defined in the agreement. As of June 30, 2005, there was $30.7 million outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit. On August 2, 2005 the loan outstanding balance was $22.6 million.

     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the nine-month period ended June 30, 2005, we acquired consumer receivable portfolios at a cost of approximately $93.5 million. These acquisitions were financed with our cash flows from operating activities and our credit facility.

     We anticipate the funds available under our current credit facility, and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

     From time to time, we evaluate potential acquisitions of related businesses but we may not be able to complete any acquisitions on favorable terms or at all.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:


                                                                    FOR THE NINE MONTHS ENDED JUNE 30, 2005
                                                                -----------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................      $  144,812,000    $  1,353,000     $146,165,000
Acquisitions of receivable portfolios, net................          93,490,000               -       93,490,000
Gross cash collections including sales proceeds...........        (116,993,000)     (5,454,000)    (122,447,000)
Finance income recognized.................................          45,121,000       4,399,000       49,520,000
                                                                --------------    ------------     ------------
Balance, end of period....................................      $  166,430,000    $    298,000     $166,728,000
                                                                ==============    ============     ============
Revenue as a percentage of collections....................            38.6%             80.7%          40.4%

                                                                    FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                                                -----------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................        $102,809,000    $  2,783,000     $105,592,000
Acquisitions of receivable portfolios, net................          54,880,000         704,000       55,584,000
Gross cash collections including sales proceeds...........         (79,713,000)     (5,563,000)     (85,276,000)
Finance income recognized.................................          32,458,000       3,830,000       36,288,000
                                                                  ------------    ------------     ------------
Balance, end of period....................................        $110,434,000    $  1,754,000     $112,188,000
                                                                  ============    ============     ============
Revenue as a percentage of collections....................             40.7%          68.8%            42.6%

                                                                     FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                                                  ---------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................        $170,494,000     $   527,000     $171,021,000
Acquisitions of receivable portfolios, net................          20,153,000               -       20,153,000
Gross cash collections including sales proceeds...........         (41,971,000)     (1,503,000)     (43,474,000)
Finance income recognized.................................          17,754,000       1,274,000       19,028,000
                                                                  ------------     -----------     ------------
Balance, end of period....................................        $166,430,000     $   298,000     $166,728,000
                                                                  ============     ===========     ============
Revenue as a percentage of collections....................            42.3%            84.8%           43.8%

                                                                     FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                                                  ---------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS           BASIS
                                                                   PORTFOLIOS      PORTFOLIOS           TOTAL
                                                                  -----------      -----------     ------------
Balance, beginning of period..............................        $117,910,000     $ 2,134,000     $120,044,000
Acquisitions of receivable portfolios, net................           6,144,000               -        6,144,000
Gross cash collections including sales proceeds...........         (24,439,000)     (1,581,000)     (26,020,000)
Finance income recognized.................................          10,819,000       1,201,000       12,020,000
                                                                   -----------     -----------      -----------
Balance, end of period....................................        $110,434,000     $ 1,754,000     $112,188,000
                                                                  ============    ============     ============
Revenue as a percentage of collections........................        44.3%           76.0%            46.2%

ADDITIONAL SUPPLEMENTARY INFORMATION ON ACCOUNTS ACQUIRED FOR LIQUIDATION

                                                                                     AS OF JUNE 30, 2005
                                                                               -----------------------------------
                                                                                 COST RECOVERY     INTEREST METHOD
                                                                                  PORTFOLIOS          PORTFOLIOS
                                                                               ----------------   ----------------
Cumulative Original Purchase Price.........................................    $    49,300,000    $    422,200,000
Cumulative Aggregate Managed Portfolios....................................    $ 2,168,400,000    $ 10,200,200,000


     The original purchase price reflects what we paid for the receivables from 1998 through June 30, 2005. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers from 1998 through June 30, 2005 at the time of purchase. We purchase consumer receivables at substantial discounts from the face amount. We record interest income on our receivables under either the interest or cost recovery method.

     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

     For the nine-month period ended June 30, 2005, we earned interest income of $4.4 million under the cost recovery method because we collected $4.4 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $45.1 million of interest income under the interest method based on actuarial computations on certain portfolios based on actual collections during the period based on what we project to collect in future periods.

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

     In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the IRR while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have implemented this SOP and there is no impact on our results.

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



                                 ASTA FUNDING, INC.
                                 (Registrant)

Date: August 9, 2005             By: /s/ Gary Stern
                                 --------------------------------------
                                 Gary Stern, President, Chief Executive Officer
                                 (Principal Executive Officer)

Date: August 9, 2005             By: /s/ Mitchell Cohen
                                 --------------------------------------
                                 Mitchell Cohen, Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)