Form 10-K
period 2005-09-30
ASTA FUNDING INC
filed 2005-12-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2005

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

           DELAWARE                                     22-3388607
------------------------------------       ------------------------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

 210 SYLVAN AVENUE, ENGLEWOOD CLIFFS, NJ                  07632
--------------------------------------------   -------------------------------
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

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes (X) No ( )

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

         The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $205,035,000, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of December 8, 2005, the registrant had 13,595,324 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference:

         The information called for by Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 28, 2006.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on 8-K

         Signatures
         Certifications

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may", "will", "should", "plan", "expect", "anticipate", "estimate", and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described below under "Risk Factors" and "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. " See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements." Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of MasterCard(R), Visa(R), private label credit card accounts, telecom wireless charge-offs, among other types of receivables. We pursue new acquisitions of consumer receivable portfolios from originators of consumer debt, on an ongoing basis through:

      o our relationships with industry participants, collection agencies, investors and our financing sources;

      o brokers who specialize in the sale of consumer receivable portfolios; and

      o     other sources.

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department, or third-party collection agencies and attorneys.

If we elect to outsource the servicing of receivables, our senior management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies and attorneys' performance on an ongoing basis. Based on portfolio performance considerations, our management either will move certain receivables from one third-party collection agency and attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections or it will sell the portfolio. In December 2002, we acquired a collection center, which expanded our internal collection and servicing capabilities. The collection center currently employs approximately 55 staff, including senior management and has the capacity for more than 100 employees. We believe that the retention of these employees, as well as the increased capacity available at the collection center, will better assist us in monitoring our third-party collection agencies and attorneys, while giving us greater flexibility in the future for servicing in-house a larger percentage of our consumer receivable portfolios.

We acquire portfolios through a combination of internally generated cash flow and bank debt. In the past, on certain large portfolio acquisitions we have partnered with a large financial institution in which we shared in the finance income generated from the collections on the portfolios.

For the years ended September 30, 2005, 2004 and 2003, our finance income was approximately $69.5 million, $51.2 million and $34.9 million respectively, and our net income was approximately $31.0 million, $22.2 million and $11.6 million, respectively. During these same years our net cash collections were approximately $168.9 million, $114.0 million and $80.5 million respectively.

We were formed in 1994 as an affiliate of Asta Group, Incorporated, an entity owned by Arthur Stern, our Chairman of the Board and an Executive Vice President, Gary Stern, our President and Chief Executive Officer, and other members of the Stern family, to purchase, at a small discount to face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we decided to capitalize on our management's more than 40 years of experience and expertise in acquiring and managing consumer receivable portfolios for Asta Group. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of Asta Group, purchased our first significant consumer receivable portfolio. Since then, Asta Group ceased acquiring consumer receivable portfolios and, accordingly, does not compete with us.

Industry Overview

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is a growing industry that is driven by:

      o     increasing levels of consumer debt;

      o     increasing defaults of the underlying receivables; and

      o increasing utilization of third-party providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $2.2 trillion at August 31, 2005. According to the Nilson Report, a credit card industry newsletter, the consumer credit market will increase to $2.8 trillion by 2010 and credit card charge-offs are predicted to reach $72.9 billion by 2005, up from $18.0 billion in 1995.

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

      o selling accounts on an opportunistic basis, generally when our efforts have been exhausted through traditional collecting methods, or when pricing is at our indifference point;

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

CONSUMER RECEIVABLES BUSINESS

Receivables Purchase Program

We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard(R), Visa(R), private label credit card accounts, telecom wireless receivables, among other types of receivables.

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

      o brokers who specialize in the sale of consumer receivable portfolios; and

      o     other sources.

Historically, the purchase prices of the consumer receivable portfolios that we have acquired have ranged from less than $500,000 to more than $50 million. As a part of our strategy to acquire consumer receivable portfolios, we have from time to time entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid, with one of our third-party collection agencies and attorneys or financing source who assists in the acquisition of a portfolio and provide us with more favorable non-recourse financing terms or a discounted servicing commission.

We utilize our relationships with brokers, third-party collection agencies and attorneys, and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

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

We purchase receivables at substantial discounts from the balance actually owed by the consumer. We determine how much to bid on a portfolio by evaluating many different variables, such as:

      o The number of collection agencies previously attempting to collect the receivables in the portfolio;

      o     the average balance of the receivables;

      o     the age of the receivables;

      o     past history of performance of similar assets;

      o     number of days since charge-off;

      o     payments made since charge-off;

      o     the credit originator and their credit guidelines;

      o     the locations of the debtors; and

      o     assets found within portfolios.

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

      o     adequate internal controls to detect fraud;

      o     the ability to provide post sale support; and

      o     the capacity to honor put-back and return warranty requests.

Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller within a specified time period. However, in some transactions, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

      o     debts paid prior to the cutoff date;

      o debts in which the consumer filed bankruptcy prior to the cutoff date;

      o     debts in which the consumer was deceased prior to cutoff date; and

      o     fraudulent accounts.

Accounts returned to sellers for the fiscal years ended 2005, 2004 and 2003 have been determined to be immaterial. Our purchase agreements do not contain any provision for a limitation on the number of accounts that can be returned to the seller.

We generally use third-parties to determine bankrupt and deceased accounts, which allows us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts or delivers replacement receivables to us. Occasionally, we will acquire a well seasoned, or older, portfolio at a reduced price from a seller that is unable to meet all of our purchasing criteria. When we acquire such portfolios, the purchase price is discounted beyond the typical discounts we receive on the portfolios we purchase that meet our purchasing criteria.

Receivable Servicing

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department or third-party collection agencies and attorneys.

Therefore, if we are successful in acquiring the portfolios, we can promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owners we have significantly more flexibility and can establish payment programs.

Once a portfolio has been acquired, we or our third-party collection agencies or attorneys generally download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We or our third-party collection agencies or attorneys send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify the three major credit reporting agencies of our new ownership of the receivables.

We presently outsource the majority of our receivable servicing to third-party collection agencies and attorneys. Our senior management typically determines the appropriate third-party collection agency and attorneys based on the type of receivables purchased. Once a group of receivables is sent to a third-party collection agency or attorney, our management actively monitors and reviews the third-party collection agencies and attorneys' performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments to assist it in evaluating the results of the efforts of the third-party collection agencies and attorneys. Based on portfolio performance guidelines, our management will move certain receivables from one third-party collection agency or attorney to another, or to our internal servicing department if it anticipates that this will result in an increase in collections.

In December 2002, we acquired a collection center that currently employs approximately 55 experienced persons with the capacity for over 100 employees. This facility expands our internal collection and servicing capabilities, gives us greater flexibility and control over the servicing of our consumer receivables portfolios and assists us in monitoring our third-party collection agencies and attorneys..

      We have four main internal servicing departments:

      o     collection/skiptrace;

      o     legal;

      o     customer service; and

      o     accounting.

Collection/Skiptrace. The collection/skiptrace department is responsible for making contact with the obligors and collecting on our consumer receivable portfolios that are not being serviced by third-party collection agencies and attorneys. This department uses a friendly, customer service approach to collect on receivables. Through the use of our collection software and telephone system, each collector is responsible for:

      o     contacting customers;

      o     explaining the benefits of making payment on the obligations; and

      o working with the customers to develop acceptable means to satisfy their obligations.

We and our third-party collection agencies and attorneys have the flexibility to structure repayment plans that accommodate the needs of obligors by:

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

Legal. If the collection department determines that the customer has the ability to satisfy his obligation but our normal collection activities have not resulted in any resolution of the customer's obligations, the account is referred to the legal department, which consists of non-lawyer administrative staff experienced in collection work. The legal department refers legal case proceedings to outside counsel. The legal department also refers accounts to the skiptrace department to obtain a current phone number, address, the location of assets of the obligor or the identity of the obligor's employer. In addition, the legal department communicates with the collection attorneys that we utilize throughout the country. Over the past eighteen months, we have employed a more aggressive legal strategy that will yield more collections over a longer period of time.

Customer Service. The customer service department is responsible for:

      o handling incoming calls from debtors and third-party collection agencies that are responsible for collecting on our consumer receivable portfolios;

      o coordinating customer inquiries and assisting the collection agencies in the collection process;

      o handling buy-back and information requests from companies who have purchased receivables from us;

      o working with the buyers during the transition period and post sale process; and

      o handling any issues that may arise once a receivable portfolio has been sold.

Accounting. In addition to the customary accounting function, the accounting department is responsible for:

      o     making daily deposits of customer payments;

      o     posting these payments to the customer's account;

      o     mailing monthly statements to customers; and

      o in conjunction with the customer service department, providing senior management with weekly and monthly receivable activity and performance reports.

Accounting employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The accounting department also assists the customer service department in the handling of buy-back requests from companies who have purchased receivables from us. In addition, the accounting department reviews the results of the collection of consumer receivable portfolios that are being serviced by third-party collection agencies and attorneys.

Collections Represented by Account Sales

Certain collections represent account sales to other debt buyers to help maximize revenue and cash flows. We feel that our business model of not having a large number of collectors, coupled with a legal strategy where we try to attach liens and judgments on obligors, allows us the flexibility to sell accounts at prices that are attractive to us and as important, sell the less desirable accounts within our collective portfolios. There are many factors that contribute to the decision of which receivable to sell and which to service, including:

      o     the age of the receivables;

      o     the status of the receivables -- whether paying or non-paying; and

      o     the selling price.

Collections represented by account sales for the fiscal years ended September 30, 2005, 2004 and 2003 were $64.7 million, $40.3 million and $21.5 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2005, 2004 and 2003 were 38.3%, 35.3% and 26.8%, respectively.

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

Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to the capital market system. We believe that no individual competitor or group of competitors has a dominant presence in the market.

We compete with our competitors for consumer receivable portfolios based on many factors, including:

      o     purchase price;

      o     representations, warranties and indemnities requested;

      o     speed in making purchase decisions; and

      o     reputation of the purchaser.

Our strategy is designed to capitalize on the market's lack of a dominant industry player. We believe that our management's experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections coupled with our strategic alliances with third-party collection agencies and attorneys and our sources of financing give us a competitive advantage. However, we cannot assure that we will be able to compete successfully against current or future competitors or that competition will not increase in the future.

Management Information Systems

We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other finance companies. Accordingly, we continually upgrade our computer hardware and, when necessary, our software to support the servicing and recovery of consumer receivables acquired for liquidation. Our telecommunications and computer systems allow us to quickly and accurately process large amounts of data necessary to purchase and service consumer receivable portfolios. In addition, we rely on the information technology of our third-party collection agencies and attorneys and periodically review their systems to ensure that they can adequately service our consumer receivable portfolios.

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements.

Government Regulation

The relationship of a consumer and a creditor is extensively regulated by federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations : the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act and the Fair Credit Reporting Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to have complied with applicable laws could create claims and rights to offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

Several federal, state and municipal laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act and comparable state statutes regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA and certain state statutes specifically addressing third-party debt collectors, it is our policy to comply with applicable laws in our collection activities. Additionally, our Third-party collection agencies and attorneys may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our third-party collection agencies and attorneys' collection activities, failure to comply with such laws could have a materially adverse effect on us.

Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect the receivables.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs and fines and penalties.

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

Employees

As of September 30, 2005, we had 131 full-time employees. We are not a party to any collective bargaining agreement.

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

      o the change in the bankruptcy laws, which makes it more difficult for an individual to file under Chapter 7 of the new bankruptcy law.

We have seen at certain times that the market for acquiring consumer receivable portfolios becomes more competitive, thereby diminishing from time to time our ability to acquire such receivables at prices we are willing to pay.

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

We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our finance income and earnings could be materially reduced.

We are dependent upon third parties to service a majority of our consumer receivable portfolios.

Although we utilize our in-house collection staff to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third party-collection agencies and attorneys to service and collect our consumer receivables. However, any failure by our third party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the debtors to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

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

We depend on loans from our credit facility and other external sources to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to:

      o     purchase consumer receivable portfolios; and

      o     achieve our growth plans.

In addition, our financing source imposes certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could:

      o     cause our indebtedness to become immediately payable;

      o     preclude us from further borrowings from these existing sources; and

      o prevent us from securing alternative sources of financing necessary to purchase consumer receivable portfolios and to operate our business.

We use estimates for recognizing finance income on substantially all of our consumer receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

We recognize finance income on substantially all of our consumer receivable portfolios using the interest method. We only use this method if we can reasonably estimate the expected amount and timing of cash to be collected on a specific portfolio based on historic experience and other factors. Under the interest method, we recognize finance income on the effective yield method based on the actual cash collected during a period, future estimated cash flows and the portfolio's carrying value prior to the application of the current quarter's cash collections. The estimated future cash flows are reevaluated quarterly. If future cash collections on these portfolios were less than what was estimated, we would recognize less than anticipated finance income or possibly an expense that would reduce our earnings during such periods. Any reduction in our earnings could materially adversely affect our stock price.

We may rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.

We may rely on third parties, including brokers and third-party collection agencies and attorneys , to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected. In addition, if we, or such parties fail to correctly or adequately evaluate the value or collectibility of these consumer receivable portfolios, we may pay too much for such portfolios and our earnings could be negatively affected.

The loss of an asset type could impact our ability to acquire receivable portfolios.

In the event one of our asset classes is no longer available to us, our purchases may decline and our results might suffer.

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

Arthur Stern, our Chairman and Executive Vice President, Gary Stern, our President and Chief Executive Officer, and Mitchell Cohen, our Chief Financial Officer are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of any of our executive officers could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

The Stern family effectively controls Asta, substantially reducing the influence of our other stockholders.

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of minor children of Barbara Marburger and Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern and Barbara Marburger), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, own in the aggregate approximately 27.9% of our outstanding shares of common stock. In addition, other members of the Stern Family, such as adult children of Gary Stern and Barbara Marburger, own additional shares. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

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

Sustaining growth will also require the implementation of enhancements to our operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth and any failure to do so could adversely affect our ability to generate finance income and control our expenses.

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

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

      o     the Fair Debt Collection Practices Act;

      o     the Federal Trade Commission Act;

      o     the Truth-In-Lending Act;

      o     the Fair Credit Billing Act;

      o     the Equal Credit Opportunity Act; and

      o     the Fair Credit Reporting Act.

We may be precluded from collecting receivables we purchase where the creditor or other previous owner or third-party collection agency and attorney failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover on receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements. In addition, our third-party collection agencies and attorneys may be subject to these and other laws and their failure to comply with such laws could also materially adversely affect our finance income and earnings.

Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect on our receivables, which could also adversely affect our finance income and earnings.

Because our receivables are generally originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and may involve consumers in all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we, or our Third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

      o we would be more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

      o if we defaulted under our existing credit facility or if our creditors demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Our new amended and restated loan and security agreement increased our line of credit to $80 million from $60 million and expires on May 11, 2006. We have pledged all of our portfolios of consumer receivables to secure our borrowings and are subject to covenants that may restrict our ability to operate our business. In December 2005, the Company received a commitment from its lending institution, which, subject to completion and execution of the formal documents, will result in an increase in the line of credit from $80 million to $100 million with a feature that, under certain circumstances, allows us to increase the line of credit to $125 million. The amended and restated loan and security agreement's expiration date remains May 11, 2006.

Any indebtedness that we incur under our existing line of credit will be collateralized by all of our portfolios of consumer receivables acquired for liquidation. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facility imposes certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

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

Certain originators and third-party collection agencies and attorneys in the consumer credit industry have been subject to class actions and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. If we become a party to such class action suits or other litigation, our results of operations and financial condition could be materially adversely affected.

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

Although we have no present plans or intentions, we continuously evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular future acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

Our investments in other businesses and entry into new business ventures may adversely affect our operations.

We have and may continue to make investments in companies or commence operations in businesses and industries that are not identical to those with which we have historically been successful. If these investments or arrangements are not successful, our earnings could be materially adversely affected by increased expenses and decreased finance income.

If our technology and phone systems are not operational, our operations could be disrupted and our ability to successfully acquire receivable portfolios could be adversely affected.

Our success depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection or monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party collection agencies and attorneys who also may be adversely affected in the event of an outage in which the third-party collection agencies and attorneys does not have adequate backup arrangements. Any interruption in our operations or our third-party collection agencies and attorneys' operations could have an adverse effect on our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 13,595,324 shares of common stock issued and outstanding as of the date hereof. Of these shares, 3,795,000 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended. The remainder of our outstanding shares were freely tradeable. In addition, options to purchase approximately 1,580,605 shares of our common stock were outstanding as of September 30, 2005, all of which were vested due to the acceleration of all unvested options as approved by the Board of Directors on September 30, 2005. The exercise prices of such options were substantially lower than the current market price of our common stock. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our present or future stock option plans or warrants to third parties. As of September 30, 2005 there were 500,669 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

On September 15, 2005, the Company's Chairman, Arthur Stern and President and Chief Executive Officer, Gary Stern, adopted a prearranged stock trading plan in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934. Mr. Arthur Stern and Mr. Gary Stern and his affiliates will sell 160,970 shares and 250,000 shares, respectively. A total of 21,625 shares were sold pursuant to the plan as of September 30, 2005.

ITEM 2. PROPERTY.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 12,000 square feet of general office space for approximately $18,000 per month, plus utilities. The lease expires on July 31, 2010.

In addition, our call center is located in Bethlehem, Pennsylvania, where we lease approximately 9,070 square feet of general office space for approximately $9,000 per month. The lease expires on December 31, 2006.

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

None

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

Mitchell Cohen was appointed our Chief Financial Officer on October 1, 2004. From November 2003 to September 2004, Mr. Cohen was the Chief Financial Officer of Ramp Corporation, a publicly held software company. From May 2002 to October 2003 Mr. Cohen was a financial consultant. From November 1998 to May 2002, Mr. Cohen was the Chief Financial Officer of Siebert Financial Corp, a publicly traded financial services company.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since August 15, 2000, our common stock has been quoted on the Nasdaq National Market system under the symbol "ASFI." On December 8, 2005 there were approximately 23 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2003 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

                                            High                       Low
                                            ----                       ---
October 1, 2003 to December 31, 2003        17.32                    12.53
January 1, 2004 to March 31, 2004           21.00                    16.54
April 1, 2004 to June 30, 2004              19.65                    15.45
July 1, 2004 to September 30, 2004          18.03                    13.25

October 1, 2004 to December 31, 2004        28.28                    15.82
January 1, 2005 to March 31, 2005           29.23                    20.51
April 1, 2005 to June 30, 2005              29.65                    19.06
July 1, 2005 to September 30, 2005          32.49                    24.20

All stock prices have been retroactively restated to give effect to a 2:1 stock split in March 2004.

Dividends

During the year ended September 30, 2005, the Company declared quarterly cash dividends aggregating $1,901,000 ($0.035 per share, per quarter), of which $476,000 was paid November 1, 2005. During the year ended September 30, 2004 the Company declared quarterly cash dividends aggregating $1,606,000 ($0.035 per share, per quarter) of which $470,000 was paid November 1, 2004. During the year ended September 30, 2003, the Company declared a cash dividend of $330,000 ($0.025 per share), which was paid November 1, 2003. We expect to pay a regular cash dividend in future quarters. This will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, may restrict our ability to pay dividends. All per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

In December 2005, the Board of Directors announced the annual dividend will be increased from $0.14 to $0.16 per share effective with the next dividend payment due February 1, 2006.

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

-------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation Plan         Number of securities to be    Weighted-average exercise     Number of securities
information:Plan category        issued upon exercise of       price of outstanding          remaining available for
                                 outstanding options,          options, warrants and rights  future issuance under equity
                                 warrants and rights                                         compensation plans
                                                                                             (excluding securities
                                                                                             reflected in column (a))
                                 (a)                           (b)                           (c)
-------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans
approved by security holders                         1,580,605                      $9.1082                        500,669
-------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans not
approved by security holders
                                                            0                             0                             0
-------------------------------- ----------------------------- ----------------------------- -----------------------------
Total                                               1,580,605                       $9.1082                        500,669
-------------------------------- ----------------------------- ----------------------------- -----------------------------

Item 6. Selected Financial Data

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2005. The selected financial data for the five fiscal years ended September 30, 2005, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. All share and per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

                                                                                    Year Ended September 30,
                                                                                    ------------------------

                                                                       2005     2004       2003       2002      2001
                                                                       ----     ----       ----       ----      ----

                                                                            (in thousands, except per share data)
Operations Statement Data:
Finance income..........................................             $69,479   $51,175   $34,862    $35,793    $24,100
Servicing fee income....................................                   -         -         -        219         14
                                                                     -------   -------   -------    -------    -------

Total revenue...........................................              69,479    51,175    34,862     36,012     24,114
                                                                     -------   -------   -------    -------    -------

Costs and expenses:
General and administrative..............................              15,340    11,258     7,837      6,698      5,653
Interest expense........................................               1,853       845     1,855      3,643        920
Third party servicing...................................                   -     1,316     5,564      7,433      2,757
Provision for credit losses.............................                   -       300         -        950        450
                                                                     -------   -------   -------    -------    -------
Total expenses..........................................              17,193    13,719    15,256     18,724      9,780
                                                                     -------   -------   -------    -------    -------

Income before provisions for income taxes...............              52,286    37,456    19,606     17,288     14,334
Provisions for income taxes.............................              21,290    15,219     8,032      6,905      5,743
                                                                     -------   -------   -------    -------    -------

Net income .............................................             $30,996   $22,237   $11,574    $10,383     $8,591
                                                                     =======   =======   =======    =======     ======

Basic net income per share..............................               $2.29     $1.67     $1.23      $1.29      $1.08
                                                                       =====     =====     =====      =====      =====

Diluted net income per share............................               $2.15     $1.57     $1.13      $1.19      $1.03
                                                                       =====     =====     =====      =====      =====

                                                                                      Year Ended September 30,

                                                                      2005        2004      2003        2002       2001
                                                                      ----        ----      ----        ----       ----

                                                                                         (in millions)
Other Financial Data:
Cash collections............................................          $168.9     $114.0      $80.5       $78.6      $47.5
Portfolio purchases, at cost................................           126.0      103.7      115.6        36.6       65.1
Portfolio purchases, at face................................         3,445.2    2,833.6    3,576.4     1,495.7      689.5
Cumulative aggregate managed portfolios.....................        13,507.9   10,062.7    7,349.0     3,772.7    2,277.0
Return on average assets (1)................................            18.3%      16.3%      15.0%       21.6%      22.6%
Return on average stockholders' equity (1)..................            23.9%      21.5%      18.4%       36.9%      46.9%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may", "will", "should", "plan", "expect", "anticipate", "estimate", and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-K.

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

If the interest method is used in recognizing income on a portfolio, it is done so in accordance with the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Practice Bulletin 6 requires that the accrual basis of accounting be used at the time the amount and timing of cash flows from an acquired portfolio can be reasonably estimated and collection is probable. The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18 to 24 months after acquiring the portfolio, although additional amounts are collected over the remaining period. The estimated future cash flows of the portfolios are reevaluated quarterly. We, in most instances, try to recoup our initial cash outlay on portfolios purchased in the first 18-24 months.

Under the cost recovery method of accounting, no income is recognized until the purchase price of a portfolio has been fully recovered by us.

We periodically review our receivable portfolios for impairment based on the estimated future cash flows. The Company uses both qualitative and quantitative methods for evaluating the projected cash flows expected from our portfolio purchases. We are constantly monitoring the facts and circumstances for each portfolio. When a portfolio is outperforming or underperforming its projected cash flows, we review the portfolio and its characteristics. If the Company feels the portfolio will out perform the original discounted present value calculation, we will raise the estimated cash flows over the future periods and adjust the portfolio accordingly. If the Company feels there will be a continuing under performance compared to the original discounted present value calculation, we will lower the estimated cash flows over future periods and adjust the portfolio accordingly. Additionally, as we have shifted to the suit strategy as previously mentioned, we have made the determination that debtor accounts that are sued, or have a lien or judgment, will ultimately have a greater collection value over a longer period of time. In this case, we have adjusted our original discounted present value calculation accordingly. Our suit strategy has been validated by our historical experience as we have portfolios dating back to 1999 and we have tried this strategy on a smaller scale with success. We have now changed our business model to an aggressive suit strategy and expect even better collections over the five year lives of the portfolios. Provisions for losses are charged to operations when it is determined that the remaining investment in the receivable portfolio is greater than the estimated future collections. For the year ended September 30, 2005 we did not record a write-off for any receivable portfolios. For the year ended September 30, 2004, we recorded a $300,000 write-off on a receivable portfolio. Based on actual cash flows and the change in strategy involving the increased use of attorneys and the courts in order to maximize collections for the year ended September 30, 2004, and the resultant changes in projected future cash flows through September 30, 2007, on certain portfolios as compared to what we estimated at September 30, 2003, we revised our estimate of future collections. Such change in accounting estimate has resulted in approximately a $9.8 million increase in finance income recognized for the year ended September 30, 2004 for these portfolios. For the estimates of expected cash flows, the Company takes into consideration the quality of the underlying receivables constituting the portfolio, the strategy involved to maximize the collections, thereof, including collections represented by the sale of certain accounts, the time required to implement the collection strategy and other factors.

In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have implemented this SOP and through September 30, 2005 there has been no impact on our results. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future.

We originally set up a discounted present value calculation based on anticipated cash flows based upon the characteristics of the portfolio purchased. Based on our experience with the type of portfolio acquired, and based on the liquidation rates expected, we then evaluate the performance of the actual cash flows to the expected cash flows. In the event the actual cash flows are exceeding the original expectations, and we believe this is indicative of a trend, we will adjust the effective rate.

The significant portion of our portfolio purchases are credit card and wireless telecom charge-offs from issuers whom we deal with regularly and for many years. These portfolios generally have the same characteristics from purchase to purchase and thus based on our experience, the risk characteristics have not changed.

We typically recognize finance income net of collection fees paid to third-party collection agencies and attorneys. With respect to a single portfolio purchased in 2001 containing a significant amount of performing and semi-performing accounts, we recognized finance income on accounts that were being serviced by third-party collection agencies and attorneys at the gross amounts received by the third-party collection agencies and attorneys. The servicing costs for these portfolios are reported as an expense on our income statement. In addition, with respect to specific consumer receivable portfolios we acquired, we agreed to a fifty percent profit sharing arrangement with our lender. However, the interest in this profit sharing arrangement held by our lender was sold to us and a third-party in equal amounts in December 2001. The third-party profit allocation was recorded as interest expense over the estimated term of the related note payable. During the year ended September 30, 2003, actual and estimated collections have exceeded our estimates at September 30, 2002, and therefore we revised our third-party profit allocation. Such change in accounting estimate has resulted in approximately a $1.6 million interest expense charge during the year ended September 30, 2003. As this charge was due to a specific portfolio, no such charge was recorded during the year ended September 30, 2004.

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

------------------------------------------- ------------------------------------
                                                   Years ending September 30
------------------------------------------- ------------------------------------
                                                  2005         2004      2003
------------------------------------------- ----------- ------------ -----------
Finance Income                                  100.0%       100.0%    100.0%
------------------------------------------- ----------- ------------ -----------
General and administrative                       22.1%        22.0%     22.5%
------------------------------------------- ----------- ------------ -----------
Interest expense                                  2.7%         1.7%      5.3%
------------------------------------------- ----------- ------------ -----------
Provision for credit and other losses             0.0%         0.6%      0.0%
------------------------------------------- ----------- ------------ -----------
Third party servicing                             0.0%         2.6%     16.0%
------------------------------------------- ----------- ------------ -----------
Income before provision for income taxes         75.3%        73.1%     56.2%
------------------------------------------- ----------- ------------ -----------
Provision for income taxes                       30.6%        29.7%     23.0%
------------------------------------------- ----------- ------------ -----------
Net Income                                       44.6%        43.4%     33.2%
------------------------------------------- ----------- ------------ -----------

YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2004

FINANCE INCOME.. For the year ended September 30, 2005, finance income increased $18.3 million or 35.8% to $69.5 million from $51.2 million for the year ended September 30, 2004. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the fiscal year ended September 30, 2005, as compared to the same prior year period. For the fiscal year ended September 30, 2005, we acquired receivables at a cost of $126.0 million as compared to $103.7 million for the year ended September 30, 2004. For the fiscal year ended September 30, 2005, we had an average of $159.4 million in consumer receivables acquired for liquidation as compared to $125.9 million for the year ended September 30, 2004, a 26.7% increase. Finance income recognized from collections represented by account sales was $24.9 million and $14.9 million for the years ended September 30, 2005 and 2004, respectively. Based on actual cash flows for the year ended September 30, 2005, and projected cash flows we did not change our estimates of collections during the year ended September 30, 2005. Based on actual cash flows for the year ended September 30, 2004, and the then projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2003, a revision was made to the estimated collections. Such change in accounting estimate has resulted in approximately a $9.8 million increase in finance income recognized for the year ended September 30, 2004 for these portfolios. In 2004 The Company decided to increase its utilization of the legal process to increase collections. This strategy has proven to be effective and we will continue to utilize this strategy. The commissions and fees associated with gross collections from our third-party collection agencies and attorneys were approximately $49.9 million, or 22.8% of gross collections, in the fiscal year ended September 30, 2005, as compared to $25.9 million, or 18.5% of gross collections in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended September 30, 2005, general and administrative expenses increased $4.0 million or 36.3% to $15.3 million from $11.3 million for the year ended September 30, 2004. The increase was primarily due to an increase in the administrative costs associated with the 26.7% increase in the accounts acquired for liquidation. The increase in the administrative expenses included court costs, data processing costs, salaries, payroll taxes and benefits, professional fees, including implementation of the Sarbanes-Oxley requirements, telephone charges and rent.

THIRD-PARTY SERVICING EXPENSES. Third-party servicing expenses related to a specific portfolio serviced by an exclusive agent. The resulting decrease in third party-party servicing expenses was due to the elimination of these accounts and thus the exclusive relationship regarding these accounts no longer exists. For the year ended September 30, 2005, third-party servicing expenses decreased $1.3 million to $0 million from $1.3 million for the year ended September 30, 2004. For the years ended September 30, 2005 and 2004, the total gross finance income related to third party servicing costs, which is included in finance income was $0 and $4.3 million, respectively.

INTEREST EXPENSE. For the year ended September 30, 2005, interest expense increased $1.0 million or 119.3% to $1.9 million from $.8 million for the year ended September 30, 2004. The increase was primarily due to the increase in the average outstanding borrowings under our line of credit during the year ended September 30, 2005, as compared to the same prior year period. The average outstanding balance during the year ended September 30, 2005 was $34.3 million as compared to $27.8 million for the period ended September 30, 2004. Also, the average interest rate for the year increased slightly to 5.17%.

PROVISION FOR CREDIT LOSSES. For the year ended September 30, 2005, the provision for credit losses decreased $.3 million to $0 from $.3 for the year ended September 30, 2004. The provision during 2004 was due to a write down on one of our financed portfolio of receivables.

NET INCOME. For the year ended September 30, 2005, net income increased $8.8 million or 39.4% to $31.0 million from $22.2 million for the year ended September 30, 2004. Net income per share for the year ended September 30, 2005 increased $0.58 per diluted share or 36.9% to $2.15 per diluted share from $1.57 per diluted share for the year ended September 30, 2004

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 2003

FINANCE INCOME.. For the year ended September 30, 2004, finance income increased $16.3 million or 46.8% to $51.2 million from $34.9 million for the year ended September 30, 2003. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the fiscal year ended September 30, 2004, as compared to the same prior year period. For the fiscal year ended September 30, 2004, we acquired receivables at a cost of $103.7 million as compared to $115.6 million for the year ended September 30, 2003. For the fiscal year ended September 30, 2004, we had an average of $125.9 million in consumer receivables acquired for liquidation as compared to $70.8 million for the year ended September 30, 2003. Finance income recognized from collections represented by account sales was $14.9 million and $3.4 million for the years ended September 30, 2004 and 2003, respectively. Based on actual cash flows for the year ended September 30, 2004, and projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2003, we revised our estimate of future collections. Management has decided in 2004 to implement a greater collection effort utilizing legal networks and a suit strategy to collect. Such change in accounting estimate has resulted in approximately a $9.8 million increase in finance income recognized for the year ended September 30, 2004 for these portfolios. The commissions and fees associated with gross collections from our third-party collection agencies and attorneys were approximately $25.9 million, or 18.5% of gross collections, in the fiscal year ended September 30, 2004, as compared to $11.1 million, or 12.2% of gross collections in the prior year, indicative our shift to the legal strategy.

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

THIRD-PARTY SERVICING EXPENSES. Third-party servicing expenses related to a specific portfolio serviced by an exclusive agent. The resulting decrease in third-party servicing expenses was due to the elimination of these accounts and thus the exclusive relationship regarding these accounts no longer exists. For the year ended September 30, 2004, third-party servicing expenses decreased $4.2 million or 76.3% to $1.3 million from $5.6 million for the year ended September 30, 2003. For the years ended September 30, 2004 and 2003, total gross finance income related to third party servicing costs, which is included in finance income was $4.3 million and $11.1 million, respectively.

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

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $4.0 million compared to $3.3 million at September 30, 2004. The increase in cash and cash equivalents at September 30, 2005, was primarily due to the timing of our credit line payments, other liability payments and tax payments for the year ended September 30, 2005 as compared to the prior year. Primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. In May of 2005, we entered into a new amended and restated loan and security agreement increasing our line of credit to $80 million from $60 million that expires on May 11, 2006. In December 2005, the Company received a commitment from its lending institution, which, subject to completion and execution of the formal documents, will result in an increase in the line of credit from $80 million to $100 million with a feature that, under certain circumstances, allows us to increase the line of credit to $125 million. The amended and restated loan and security agreement's expiration date remains May 11, 2006. In addition, we may arrange for financing on a transactional basis. While we have historically been able to finance portfolio purchases, we do not have committed loan facilities, other than our line of credit with a financial institution. As of December 12, 2005, September 30, 2005, and September 30, 2004, we had outstanding borrowings of $50.7, $29.3, and $39.4 million respectively under this facility and we were in compliance with all of the covenants under this line of credit.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:


                                                                                  Year Ended September 30,
                                                                                  ------------------------

                                                                     2005       2004       2003      2002     2001
                                                                     ----       ----       ----      ----     ----
                                                                                       (in millions)

Balance at beginning of period....................................  $146.1     $105.6      $36.1     $43.8     $4.4
Acquisitions of finance receivables,
net of buybacks...................................................   126.0      103.7      115.6      36.6     65.1
Cash collections from debtors
applied to principal (1)..........................................   (59.6)     (37.6)     (27.4)    (44.3)   (25.7)
Cash collections represented by account sales
   applied to principal (1).......................................   (39.8)     (25.3)     (18.2)
Portfolio writedown...............................................      --       (0.3)      (0.5)       --       --
                                                                    ------     ------     ------     -----    -----

Balance at end of period..........................................  $172.7     $146.1     $105.6     $36.1    $43.8
                                                                    ======     ======     ======     =====    =====

(1) Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Net cash provided by operating activities was $32.1 million during the year ended September 30, 2005, compared to $21.9 million during the year ended September 30, 2004. The increase was primarily due to an increase in net income partially offset by an increase in amount due from servicers and other assets at September 30, 2005, compared to the prior year.

Net cash used in investing activities was $21.0 million during the year ended September 30, 2005, compared to $48.3 million during the year ended September 30, 2004. The decrease in cash used in investing activities was primarily due to an increase in principal payments on consumer receivables and a decrease in a deposit on receivable purchase, slightly offset by the acquisition of Option Card LLC. (See Note C of the Notes to the Financial Statements)

Net cash used by financing activities was $10.3 million during the year ended September 30, 2005, compared to net cash provided by financing activities of $22.9 million for the prior year. The increase in the net cash used by financing was primarily due to a $10.1 million decrease in borrowings during the year ended September 30, 2005, as compared to advances of $23.0 million in borrowings in the prior year. On May 11, 2005, we entered into a new amended and restated loan and security agreement increasing our line of credit from $60 million to $80 million which expires on May 11, 2006. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. As of December 6, 2005, September 30, 2005, and September 30, 2004 ,we had outstanding borrowings of $45.1, $29.3, and $39.4 million respectively under this line of credit and we were in compliance with all of the covenants under this line of credit.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the year ended September 30, 2005, we acquired consumer portfolios at a cost of approximately $126.0 million having an aggregate outstanding balance totaling approximately $3.5 billion.

We anticipate funds available under our current credit facility and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we may be required to seek additional funding.

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

Supplementary Information on Consumer Receivables Portfolios:

                               PORTFOLIO PURCHASES

                                             Year Ended September 30,
                                        -----------------------------------
                                         2005         2004            2003
                                        ------       ------          ------
                                                 (in millions)

Aggregate Purchase Price.............   $126.0       $103.7          $115.6
Aggregate Portfolio Face Amount......  3,445.2      2,833.5         3,576.4

              SCHEDULE OF PORTFOLIOS BY INCOME RECOGNITION CATEGORY

                             September 30, 2005        September 30, 2004          September 30, 2003
                             ------------------        ------------------          ------------------
                             Cost       Interest       Cost        Interest      Cost        Interest
                           Recovery      Method      Recovery       Method      Recovery      Method
                          Portfolios    Portfolios  Portfolios    Portfolios   Portfolios   Portfolios
                          ----------    ----------  ----------    ----------   ----------   ----------
                                                        (in millions)

Original Purchase
Price (at period end)         $0.0      $126.0         $49.3        $328.8       $48.6       $171.7
Cumulative Aggregate
Managed Portfolios
(at period end)........    2,168.4    11,339.5       2,168.4       7,894.3     2,147.9      5,201.1
Receivable Carrying
Value (at period end)          0.1       172.6           1.3         144.8         2.8        102.8
Finance Income Earned
(for the respective
period)................        5.4        64.1           5.4          45.3         6.9         27.7
Total Cash Flows (for
the respective
period)................        6.6       162.3           7.6         104.5         9.0         71.2

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

COLLECTIONS REPRESENTED BY ACCOUNT SALES

                            Collections
                            Represented                   Finance
                            By account                    Income
Year                           Sales                    Recognized
----                       ------------                 ----------

2005                        $64,731,000                $24,918,000

2004                         40,260,000                 14,948,000

2003                         21,578,000                  3,389,000

                            PORTFOLIO PERFORMANCE (1)

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since October 1, 2001 through September 30, 2005.

                                                                # of Weighted
                        Cash Collections  Total Collections      Average Days
Purchase    Purchase     Including Cash    as a Percentage     Held During First
Period      Price(2)       Sales (3)      of Purchase Price      Year Acquired
------     ----------       --------       -----------------   -----------------

2001       $65,120,000    $93,785,000             144%                119
2002        36,557,000     50,703,000             139%                183
2003       115,626,000    132,758,000             115%                 81
2004       103,743,000     93,910,000              91%                170
2005       126,023,000     39,762,000              32%                181

(1) Total collections do not represent full collections of the Company with respect to this or any other year.

(2) Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3) Cash collections include: collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2005, we recognized revenue of $5.4 million under the cost recovery method because we collected $5.4 million in excess of our purchase price on certain receivable portfolios. In addition, we earned $64.1 million of interest income under the interest method based on actuarial computations on certain portfolios which are based on actual collections during the period and on what we project to collect in future periods.

The sum of total cash flows of $168.9 million less the sum of total finance income earned on consumer receivables acquired for liquidation of $69.5 million is $99.4 million or the principal amortized on receivables acquired for liquidation as per the statement of cash flows for the year ended September 30, 2005.

The Company is obligated under operating leases. It is anticipated that during the year ending September 30, 2006, 2007 and 2008, $331,000, $245,000, and
$219,000 respectively will be required.

Additionally, the external professional fees for the implementation of Sarbanes Oxley section 404 were approximately $300 thousand for the year ending September 30, 2005, including external audit fees.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the current method utilized by the Company of the disclosure-only provisions of the original SFAS No. 123. The original effective date of this Statement was to be as of the beginning of the first interim or annual period that begins after June 15, 2004. In April 2005, The Securities and Exchange Commission revised the effective date to implement SFAS No.123R to the beginning of the next fiscal year. The effective date for implementation of SFAS No. 123R for the Company will be October 1, 2005. The Company has been disclosing the impact on net income and earnings per share since the adoption of the original SFAS No. 123 and its amendment, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in the notes to the financial statements. As permitted by SFAS 148 and SFAS 123, we continued to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans through September 30, 2005. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.


In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have implemented this SOP and through September 30, 2005 there has been no impact on our results. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future.


SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchange of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in fiscal 2006. This statement is not expected to have an impact on the Company's financial results.


In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections
- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires a retrospective application to prior periods' financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2006, the Company's fiscal year 2008.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2005, our $80 million credit facility, all of which is variable debt, had an outstanding balance of $29.3 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by $97,500. We do not currently invest in derivative financial or commodity instruments.

 INFLATION:

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2005, 2004 and 2003.


ITEM 8. FINANCIAL STATEMENTS.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

         Index to Audited Financial Statements:                             Page
         --------------------------------------                             ----

         Report of Independent Registered Public Accounting Firm            F-2

         Consolidated Balance Sheets - September 30, 2005 and 2004          F-3

         Consolidated Statements of Operations - Years ended
         September 30, 2005, 2004 and 2003                                  F-4

         Consolidated Statements of Shareholders' Equity - Years ended
         September 30, 2005, 2004 and 2003                                  F-5

         Consolidated Statements of Cash Flows - Years ended
         September 30, 2005, 2004 and 2003                                  F-6

         Notes to Consolidated Financial Statements                         F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) as of the end of the period ended September 30, 2005. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

         MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on management's assessment the Company believes that, as of September 30, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. The Company's internal control over financial reporting includes those policies and procedures that:

      (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

      (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies and procedures may deteriorate.

There have not been any changes in the Company's internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Eisner LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements have issued an audit report on management's assessment of the Company's internal control over financial reporting as of September 30, 2005. Eisner's attestation report on management's assessment of the Company's internal control over financial reporting is included below.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc. and subsidiaries

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Asta Funding, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, based on, criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Asta Funding, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Asta Funding, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on, the COSO criteria. Also, in our opinion, Asta Funding, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.


We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated November 23, 2005 (with respect to Note O (1), December 9, 2005 and Note O (2), December 12, 2005) expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP
New York, New York
November 23, 2005


ITEM 9B.  OTHER INFORMATION

Reports on 8-K

The registrant filed a report on Form 8-K on August 1, 2005, in which it reported an Entry Into a Material Definitive Agreement, the extension of the lease of its corporate headquarters in Englewood Cliffs, NJ. The registrant filed a report on Form 8-K on August 10, 2005, in which it reported its earnings for the third quarter and nine months ending June 30, 2005. The registrant filed a report on Form 8-K on September 15, 2005, in which it announced the adoption of a prearranged stock trading plan for Chairman Arthur Stern, and President and CEO Gary Stern under Rule 10b5-1 of the securities and Exchange Act of 1934.

You can visit our web site at www.astafunding.com. Copies of our 10-Ks, 10-Qs, 8-Ks and other SEC reports are available there as soon as reasonably practical after filing electronically with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information contained under the caption "Directors, Executive Officers, Promoters and Control Persons" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2006, is incorporated by reference in response to this Item 10.

We have adopted a Code of Ethics for our Senior Financial Officers that is incorporated into this form 10-K in Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION.

Information contained under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2006 is incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2006 is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2006 is incorporated by reference in response to this
Item 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2006 is incorporated by reference in response to this
Item 14.

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

     10.10 Amended Loan and Security Agreement dated January 28, 2003, between the Company and Israel Discount Bank of NY. (9)

     10.11 Amended Loan and Security Agreement dated June 27, 2003, between the Company and Israel Discount Bank of NY. (10)

     10.12     Amended Loan and Security Agreement dated November
               24, 2003, between the Company and Israel Discount
               Bank of NY (13)

     10.13     Amended Loan and Security Agreement dated May 11,
               2005, between the Company and Israel Discount Bank of NY (16)

     10.14     Asta Funding, Inc. 2002 Stock Option Plan.  (7)

     10.15 Servicing Agreement dated August 30, 2001 between Computer Finance, LLC, Greenwich Capital Financial Products, Inc., Gulf State Credit, L.L.C. and OSI Portfolio Services, Inc. (7)

     10.16 Employment Agreement dated as of May 21, 2002 by and between Asta Funding, Inc. and Arthur Stern. (8)

     10.17 Employment Agreement dated as of November 11, 2003 by and between Asta Funding, Inc. and Arthur Stern. (15)

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

(9) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended December 31, 2002.

(10) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended March 31, 2003.

(11) Incorporated by reference from Asta Funding's Registration Statement on Form S-1 (File No. 333-105755).

(12) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended June 30, 2003.

(13) Incorpoated by reference from Asta Funding's Quarterly Report on Form 10-Q for three months ended December 31, 2003.

(14) Incorpoated by reference from Asta Funding's Annual Report on form 10K for the year ended September 30, 2004.

(15)  Incorporated by reference from Asta Funding's Definitive Proxy Statement -
      Schedule 14A Information dated August 31, 2004.

(16) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       ASTA FUNDING, INC.


Dated:  December 13, 2005              By:/s/Gary Stern
                                          ---------------------------------
                                           Gary Stern
                                           President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                                         Title                               Date
---------                                                         -----                               ----

/s/Gary Stern                             President, Chief Executive Officer and Director        December13, 2005
---------------------------
Gary Stern

/s/Mitchell Cohen                         Chief Financial Officer                                December 13, 2005
---------------------------
Mitchell Cohen

/s/Arthur Stern                           Chairman of the Board and Executive                    December 13, 2005
---------------------------
Arthur Stern                              Vice President

/s/Herman Badillo                         Director                                               December 13, 2005
---------------------------
Herman Badillo

/s/Edward Celano                          Director                                               December 13, 2005
---------------------------
Edward Celano

/s/Harvey Leibowitz                       Director                                               December 13, 2005
---------------------------
Harvey Leibowitz

/s/David Slackman                         Director                                               December 13, 2005
---------------------------
David Slackman

/s/Alan Rivera                            Director                                               December 13, 2005
---------------------------
Alan Rivera

/s/Louis A. Piccolo                       Director                                               December 13, 2005
---------------------------
Louis A. Piccolo

                                         ASTA FUNDING, INC. AND SUBSIDIARIES


                                          CONSOLIDATED FINANCIAL STATEMENTS


                                             SEPTEMBER 30, 2005 AND 2004

ASTA FUNDING, INC. AND SUBSIDIARIES

CONTENTS

                                                                           PAGE
                                                                           ----

CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm                 F-2

   Balance sheets as of September 30, 2005 and 2004                        F-3

   Statements of operations for the years ended
      September 30, 2005, 2004 and 2003                                    F-4

   Statements of changes in stockholders' equity for the
      years ended September 30, 2005, 2004 and 2003                        F-5

   Statements of cash flows for the years ended
      September 30, 2005, 2004 and 2003                                    F-6

   Notes to consolidated financial statements                              F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. as of September 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Asta Funding, Inc.'s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP
New York, New York
November 23, 2005

With respect to Note O (1), December 9, 2005

With respect to Note O (2), December 12, 2005

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30
                                                                                         ---------------------------
                                                                                             2005           2004

ASSETS
   Cash and cash equivalents                                                             $  4,059,000    $ 3,344,000
   Consumer receivables acquired for liquidation (at net realizable value)                172,727,000    146,165,000
   Due from third party collection agencies and attorneys                                   1,425,000        837,000
   Deposit on receivable purchase                                                                   -      7,288,000
    Furniture and equipment (net of accumulated depreciation of $1,426,000
      in 2005 and $1,036,000 in 2004)                                                         989,000        596,000

   Other assets                                                                               838,000        411,000
                                                                                         ------------   ------------

                                                                                         $180,038,000   $158,641,000
                                                                                         ============   ============

LIABILITIES
   Advances under line of credit                                                         $ 29,285,000    $39,355,000
   Other liabilities                                                                       4,180 ,000      3,351,000
   Income taxes payable                                                                     1,243,000      1,425,000
   Deferred income taxes                                                                      153,000         44,000
                                                                                         ------------   ------------

        Total liabilities                                                                  34,861,000     44,175,000
                                                                                         ------------   ------------

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000;
    issued - none
Common stock, $.01 par value, authorized 30,000,000 shares, issued
   and outstanding 13,595,000 shares in 2005 and 13,432,000 in 2004                           136,000        134,000
Additional paid-in capital                                                                 60,798,000     59,184,000
Retained earnings                                                                          84,243,000     55,148,000
                                                                                         ------------   ------------

        Total stockholders' equity                                                        145,177,000    114,466,000
                                                                                         ------------    -----------

                                                                                         $180,038,000   $158,641,000
                                                                                         ============   ============


 See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED
                                                                                      SEPTEMBER 30,
                                                                     -------------------------------------------------
                                                                          2005             2004              2003
                                                                     -------------------------------------------------

Finance income                                                       $   69,479,000  $   51,175,000     $   34,862,000
                                                                     --------------  --------------     --------------

General and administrative expenses                                      15,340,000      11,258,000          7,837,000

Interest expense                                                          1,853,000         845,000          1,855,000

Provisions for credit and other losses                                           -          300,000              -

Third-party servicing expenses                                                            1,316,000          5,564,000
                                                                     --------------  --------------     --------------
                                                                         17,193,000      13,719,000         15,256,000
                                                                     --------------  --------------     --------------

Income before provision for income taxes                                 52,286,000      37,456,000         19,606,000

Provision for income taxes                                               21,290,000      15,219,000          8,032,000
                                                                     --------------  --------------     --------------

NET INCOME                                                           $   30,996,000  $   22,237,000     $   11,574,000
                                                                     ==============  ==============     ==============

BASIC NET INCOME PER SHARE                                               $2.29             $1.67            $1.23
                                                                         =====             =====            =====
DILUTED NET INCOME PER SHARE                                             $2.15             $1.57            $1.13
                                                                         =====             =====            =====

WEIGHTED AVERAGE SHARES:
    BASIC                                                            13,544,000       13,346,000          9,464,000
    DILUTED                                                          14,410,000       14,154,000         10,302,000



See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                        ADDITIONAL
                                                                COMMON STOCK             PAID-IN       RETAINED
                                                            SHARES       AMOUNT          CAPITAL       EARNINGS         TOTAL
                                                         ----------    ----------      -----------    -----------    -----------

  BALANCE, SEPTEMBER 30, 2002                              8,150,000   $  82,000        $10,206,000   $ 23,273,000   $ 33,561,000

  Exercise of options                                         94,000                        275,000                       275,000

  Proceeds from common stock offering                      4,950,000      50,000         47,246,000                    47,296,000

  Dividends                                                                                               (330,000)      (330,000)

  Cancellation of common stock                              (20,000)                        (90,000)                      (90,000)

  Issuance of common stock to former Director                 6,000                          81,000                        81,000

  Net income                                                                                            11,574,000     11,574,000
                                                         ----------    ---------       ------------    -----------    -----------

  BALANCE, SEPTEMBER 30, 2003                            13,180,000      132,000         57,718,000     34,517,000     92,367,000

  Exercise of options                                       252,000        2,000          1,363,000                     1,365,000

  Tax benefit arising from exercise of
     non qualified stock options                                                            103,000                       103,000
  Dividends                                                                                             (1,606,000)    (1,606,000)
  Net income                                                                                            22,237,000     22,237,000
                                                         ----------    ---------       ------------     -----------   -----------

  BALANCE, SEPTEMBER 30, 2004                            13,432,000      134,000         59,184,000     55,148,000    114,466,000

  Exercise of options                                       163,000        2,000          1,417,000                     1,419,000
  Tax benefit arising from exercise of
     non qualified stock options                                                            197,000                       197,000
  Dividends                                                                                             (1,901,000)    (1,901,000)
  Net income                                                                                            30,996,000     30,996,000
                                                         ----------    ---------      -------------     -----------  ------------

  BALANCE, SEPTEMBER 30, 2005                            13,595,000    $ 136,000      $  60,798,000    $ 84,243,000  $145,177,000
                                                         ==========    =========      =============    ============  ============


See notes to consolidated  financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                          --------------------------------------------------
                                                                               2005                2004              2003
                                                                          ---------------    --------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    30,996,000       $22,237,000    $  11,574,000
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                        485,000           356,000          196,000
             Deferred income taxes                                                109,000           (41,000)         350,000
             Provision for credit and other losses                                                  300,000
             Cancellation of common shares                                                                           (90,000)
             Issuance of common shares to former Director                                                             81,000
       Changes in:
            Due from third party collection agencies and attorneys               (588,000)         (777,000)          37,000
            Other assets                                                          622,000          (398,000)         534,000
            Income taxes payable                                                 (182,000)          623,000         (691,000)
            Other liabilities                                                     615,000          (530,000)        (100,000)
            Restricted cash and cash equivalents                                                     54,000
            Repossessed automobiles held for sale                                                                     67,000
                                                                           --------------     -------------     ------------
              Net cash provided by operating activities                        32,057,000        21,824,000       11,958,000
                                                                           --------------     -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposit on receivable purchase                                         7,288,000        (7,288,000)
         Purchase of consumer receivables acquired for liquidation           (113,537,000)     (103,743,000)    (115,626,000)
         Principal payments received from collection of consumer
             receivables acquired for liquidation                              59,648,000        37,558,000       27,426,000
         Principal payments received from collections represented
             by sales of consumer receivables acquired for liquidation         39,813,000        25,312,000       18,189,000
         Acquisition of business - Option Card LLC                            (13,521,000)
         Capital expenditures                                                    (685,000)         (146,000)        (561,000)
         Auto loan principal payments collected                                                       5,000           24,000
         Finance receivables principal payments collected                                                          1,443,000
                                                                           --------------     -------------     ------------
              Net cash (used in) investing activities                         (20,994,000)      (48,302,000)     (69,105,000)
                                                                           --------------     -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        (Repayments) borrowings  under line of credit, net                    (10,070,000)       22,974,000       14,209,000
        Dividends paid                                                         (1,894,000)       (1,466,000)
        Proceeds from exercise of stock options                                 1,419,000         1,365,000          275,000
        Tax benefit arising from exercise of non-qualified stock options          197,000           103,000
        Proceeds from common stock offering                                                                       47,296,000
                                                                           --------------     -------------     ------------
              Net cash (used in)  provided by financing activities            (10,348,000)       22,976,000       61,780,000
                                                                           --------------     -------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              715,000        (3,502,000)       4,633,000
                 Cash and cash equivalents at beginning of year                 3,344,000         6,846,000        2,213,000
                                                                           --------------     -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    4,059,000     $   3,344,000  $     6,846,000
                                                                           ==============     =============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                            $     1,927,000          $766,600  $     2,760,000
      Income taxes                                                        $    21,244,000       $14,534,000  $     8,391,000

Certain 2004 and 2003 amounts have been reclassified to be comparative with 2005

See notes to consolidated  financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]    THE COMPANY:

       Asta Funding, Inc. and its wholly-owned subsidiaries (the "Company") is primarily in the business of purchasing and liquidating performing and nonperforming consumer loan portfolios. The Company attempts to collect the loans constituting these portfolios by utilizing third party collection agencies and through its own efforts.

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

       The Company maintains cash balances in various financial institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances may, from time to time, exceed FDIC limits.

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

       The company recognizes finance income net of collection fees paid to third-party collection agencies. With respect to amounts collected through in-house efforts, such finance income is recognized as the gross amount collected. The cost attributable to such in-house efforts are included in the Company's general and administrative expenses.

       Income from finance receivables was recognized over the periods from the date of purchase to the estimated collection date.


[5]    FURNITURE AND EQUIPMENT:

       Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]  CREDIT LOSSES:

     Provisions for credit losses are charged to operations in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal in the portfolios of auto loans and finance receivables. The Company's charge-off policy is based on a portfolio by portfolio review of consumer receivables acquired for liquidation. Such receivables are charged-off when management deems them to be uncollectible.

 [7] INCOME TAXES:

     Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses and depreciation timing differences reported for financial accounting and tax purposes in different periods.

[8]  NET INCOME PER SHARE:

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2005, 2004 and 2003:

                                   2005                                  2004                                   2003
               --------------------------------------------------------------------------------------------------------------------
                                 WEIGHTED                              WEIGHTED                               WEIGHTED
                    NET          AVERAGE     PER SHARE      NET         AVERAGE     PER SHARE      NET        AVERAGE     PER SHARE
                  INCOME          SHARES      AMOUNT      INCOME        SHARES       AMOUNT       INCOME       SHARES      AMOUNT
               --------------------------------------------------------------------------------------------------------------------
Basic          $ 30,996,000      13,544,000    $2.29    $22,237,000     13,346,000    $1.67    $11,574,000     9,464,000    $1.23
                                               =====                                  =====                                 =====
Effect of
   dilutive
   Stock                            866,000                                808,000                               838,000
               ------------   -------------             -----------  -------------             -----------   -----------

Diluted        $ 30,996,000      14,410,000    $2.15    $22,237,000     14,154,000    $1.57    $11,574,000    10,302,000    $1.13
               ============   =============    =====    ===========  =============    =====    ===========   ===========    =====

[9]      USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. With respect to income recognition under the interest method, the Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy involved to maximize the collections thereof, the time required to implement the collection strategy as well as other factors to estimate the anticipated cash flows. Actual results could differ from those estimates including management's estimates of future cash flows and the resultant allocation of collections between principal and interest resulting there from.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE A -THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] STOCK-BASED COMPENSATION:

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


                                                                  YEAR ENDED SEPTEMBER 30,
                                                    ---------------------------------------------------
                                                         2005               2004               2003
                                                    -------------     --------------      -------------

Net income as reported                                $30,996,000     $   22,237,000      $ 11,574,000
Stock based compensation expense
  determined under fair value method, net
  of related tax effects                               (3,746,000)        (2,184,000)       (1,060,000)
                                                   --------------     --------------      ------------

Pro forma net income                               $   27,250,000     $   20,053,000      $ 10,514,000
                                                   ==============     ==============      ============

Earnings per share:
  Basic - as reported                                  $2.29               $1.67               $1.23
                                                       =====               =====               =====
  Basic - pro forma                                    $2.01               $1.50               $1.11
                                                       =====               =====               =====
  Diluted - as reported                                $2.15               $1.57               $1.13
                                                       =====               =====               =====
  Diluted - pro forma                                  $1.89               $1.42               $1.02
                                                       =====               =====               =====

The weighted average fair value of the options granted during 2005, 2004 and 2003 were $18.44, $15.18 and $5.07 per share on the dates of grant, respectively, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield of 0.8% for 2005 and 0.3% for 2004 and 0% 2003, weighted average volatility of 40% (2005) 41% (2004) and 56%
(2003), expected life 10 years, weighted average risk free interest rate of 4.19% in 2005, 4.28% in 2004 and 4.05% in 2003.

Effective September 30, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors under the Company's stock option plans. The stock based compensation expense for the year ended September 30, 2005 determined under the fair value method, net of related tax effects, shown above includes the effect of acceleration of the vesting of the options outstanding. The impact on the stock based compensation expense disclosure above for fiscal year 2005 was an additional $1.4 million, or $0.10 per fully diluted weighted average share.

Financial Accounting Standards Board ("FASB") Financial Interpretation No. 44 would require the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award's original terms. The Company would be required to begin to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the next 12 to 24 months. Such estimates would be based on such factors such as historical and expected employee turnover rates and similar statistics. Of the 587,000 stock option that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 547,000 are attributable to officers and directors of the Company representing $9.0 million of the $9.7 million intrinsic value of the newly vested stock options. The Company is unable to estimate the number of options that employees will ultimately retain that otherwise would have been forfeited, absent the modification. Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense resulting from the new measurement date has been recognized at September 30, 2005 or, prior to the employees' termination. The Company will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

The primary purpose of the accelerated vesting is to eliminate the compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated stock options based upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment ("SFAS 123R"). SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and will require that compensation expense associated with stock options be recognized in the statement of operations , rather than a disclosure in the notes to the Company's consolidated financial statements.

In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual's termination of employment.

[11] Impact of Recently Issued Accounting Standards

     (a) SOP 03-03

     In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have implemented this SOP and through September 30, 2005 there has been no impact on our results. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future.

    (b) SFAS 153

     SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchange of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective beginning in fiscal 2006. This statement is not expected to have an impact on the Company's financial results.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

     (c)  SFAS 154

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement
     No. 3" (SFAS 154), which requires a retrospective application to prior periods' financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2006, the Company's fiscal year 2008.

[12] RECLASSIFICATIONS:

Certain items in prior years' financial statements have been reclassified to conform to current year's presentation.

NOTE B - CONSUMER RECEIVABLES  ACQUIRED FOR LIQUIDATION

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

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.


                                                                      FOR THE YEAR ENDED SEPTEMBER  30, 2005
                                                               -----------------------------------------------
                                                                  ACCRUAL          CASH
                                                                   BASIS           BASIS
                                                                PORTFOLIOS       PORTFOLIOS         TOTAL
                                                               -------------   --------------    -------------
Balance, beginning of period..............................     $ 144,812,000   $   1,353,000     $ 146,165,000
Acquisitions of receivable portfolios, net................       126,023,000                       126,023,000
Net cash collections from collection of consumer
      receivables acquired for liquidation................       (99,438,000)     (4,771,000)     (104,209,000)
Net cash collections represented by account sales of

       consumer receivables acquired for liquidation......       (62,817,000)     (1,914,000)      (64,731,000)

Finance income recognized.................................        64,056,000       5,423,000        69,479,000
                                                               -------------   -------------    --------------
Balance, end of period....................................     $ 172,636,000   $      91,000    $  172,727,000
                                                               =============   =============    ==============
Revenue as a percentage of collections........................         39.5%           81.1%             41.1%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004


                                                                      FOR THE YEAR ENDED  SEPTEMBER 30, 2004
                                                                  -----------------------------------------------
                                                                     ACCRUAL          CASH
                                                                      BASIS          BASIS
                                                                   PORTFOLIOS      PORTFOLIOS         TOTAL
                                                                 -------------    -------------    -------------
Balance, beginning of period..............................       $ 102,809,000    $  2,783,000    $ 105,592,000
Acquisitions of receivable portfolios, net................         103,039,000         704,000      103,743,000
Net cash collections from collection of consumer
          receivables acquired for liquidation............         (66,687,000)     (7,098,000)     (73,785,000)
Net cash collections represented by account sales of

         consumer receivables acquired for liquidation.........    (39,823,000)       (437,000)     (40,260,000)

Portfolio written down..........................................      (300,000)                        (300,000)

Finance income recognized.................................          45,774,000       5,401,000       51,175,000
                                                                 -------------    ------------    -------------
Balance, end of period....................................       $ 144,812,000    $  1,353,000    $ 146,165,000
                                                                 =============    ============    =============
Revenue as a percentage of collections                                   43.0%           71.7%            44.9%

We presently outsource the majority of our receivables to third-party collection agencies and attorneys. Third-party collection agencies and attorneys are compensated on a contingency basis, earning a fee based on the amount collected from a debtor. Third-party collection agencies and attorneys withhold their fees and direct collection costs from the proceeds and are remitted to the Company.

The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys less commissions and direct costs for the years ended September 30, 2005, 2004 and 2003.


                                        2005                      2004                  2003
                                        ----                      -----                 ----

Gross collections (1)               $218,919,000              $139,956,000           $91,638,000

Commissions and fees (2)              49,979,000                25,911,000            11,161,000
                                    ------------              ------------           -----------
Net collections                     $168,940,000              $114,045,000           $80,477,000
                                    ============              ============           ===========

      (1) Gross collections include: collection from third-party collection agencies and attorneys, collection from our in-house efforts and collections represented by account sales.

      (2) Commission and fees are the contractual commission earned by third-party collection agencies and attorneys, and direct costs associated with the collection effort - generally court costs.

Finance income recognized on collections represented by account sales was $24.9 million, $14.9 million and $3.4 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE C - ACQUISITION

In March 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC, a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company include portfolios of distressed consumer receivable debt of approximately $197 million that consist of paying accounts, accounts already within a legal network, and non-paying accounts, a facility in Denver which is leased on a month to month basis consisting of approximately 3,200 square feet, and a computer software system that may have features that could be incorporated into the Company's existing computer system. The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

         Consumer receivables acquired for liquidation      $12,486,000

         Other current assets                                   626,000

         Fixed assets                                            98,000

         Other assets                                           230,000

         Goodwill (included in other assets)                    288,000
                                                           ------------

           Total assets acquired                             13,728,000

         Current liabilities                                    207,000
                                                           ------------

         Net assets acquired                                $13,521,000
                                                           ============

NOTE D - ALLOWANCES FOR CREDIT LOSSES

We purchase consumer receivables acquired for liquidation at a significant discount to the amount actually owed by borrowers. In all instances of charged-off receivable purchases, we anticipate collecting well in excess of our purchase price. In the rare cases where the actual cash collections are tracking below our expectations and some time has passed since the portfolio purchase and we considered the lag in collections to be indicative of a trend, we will consider that portfolio to be impaired and a provision for credit loss will be established. During the year ended September 30, 2004, one such portfolio underperformed expectations and an amount of $300,000 was provided for an allowance for credit losses.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE E - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2005 and 2004 consist of the following:

                                                         2005           2004
                                                    ------------    -----------

             Furniture                              $    307,000    $   307,000
             Equipment                                 2,108,000      1,325,000
                                                    ------------    -----------

                                                       2,415,000      1,632,000
             Less accumulated depreciation             1,426,000      1,036,000
                                                    ------------    -----------

             Balance, end of period                 $    989,000      $ 596,000
                                                    ============    ===========

Depreciation expense for the years ended September 30, 2005, 2004 and 2003 aggregated $272,000, $260,000 and $196,000 respectively.



NOTE F - ADVANCES UNDER LINE OF CREDIT

In May 2005, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a lending institution from $60 million to $80 million and extended it to May 11, 2006. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the prime rate plus or minus an applicable margin based on certain leverage ratios (The applicable rate was 6.25% at September 30, 2005). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. See Note O (2) - Subsequent Events, for further information regarding the line of credit.

NOTE G - OTHER LIABILITIES

Other liabilities as of September 30, 2005 and 2004 are as follows:

                                                       2005             2004
                                                   ------------    -----------

       Accounts payable and accrued expenses        $2,460,000        $769,000
       Dividend payable                                476,000         470,000
       Other                                         1,244,000         112,000
       Deposit due on cancelled sale (1)                             2,000,000
                                                  ------------      ----------

             Total other liabilities                $4,180,000      $3,351,000
                                                  ============      ==========

      (1) Deposit due on cancelled sale represents an amount due to a third party in connection with a cancelled sale of consumer receivables acquired. This amount was returned to the party in October 2004.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE H - INCOME TAXES

The significant component of the Company's deferred tax liability as of September 30, 2005 and 2004 is the depreciation temporary difference being reported for financial accounting and tax purposes in different periods.

The components of the provision for income taxes for the years ended September 30, 2005, 2004 and 2003 are as follows:


                                                                       2005             2004              2003
                                                                  -------------     -------------    -------------

           Current:
              Federal                                             $  15,947,000     $  11,899,000    $   5,982,000
              State                                                   5,234,000         3,361,000        1,700,000
                                                                  -------------     -------------    -------------
                                                                    21,181,000         15,260,000        7,682,000
                                                                  ------------      -------------    -------------
           Deferred:
              Federal                                                    82,000           (31,000)         295,000
              State                                                      27,000           (10,000)          55,000
                                                                  -------------     --------------   -------------

                                                                        109,000           (41,000)         350,000
                                                                  -------------     --------------   -------------

           Provision for income taxes                             $  21,290,000     $  15,219,000    $   8,032,000
                                                                  =============     =============    =============

The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:


                                                                       2005             2004              2003
                                                                  -------------     -------------    -------------

           Statutory federal income tax rate                           35.0%             35.0%             35.0%
           State income tax, net of federal benefit                     5.8               5.8               5.9
           Other                                                       (0.1)             (0.1)              0.1
                                                                       -----            -----             -----

           Effective income tax rate                                    40.7%            40.7%             41.0%
                                                                       =====            =====             =====

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities in Englewood Cliffs, New Jersey, Bethlehem, Pennsylvania and Denver, Colorado. The leases are operating leases, and the Company incurred related rent expense in the amounts of $381,000, $335,000 and $271,000 during the years ended September 30, 2005, 2004 and 2003, respectively. The future minimum lease payments are as follows:

            YEAR
           ENDING
       SEPTEMBER 30,
       -------------
         2006                     $331,000
         2007                      245,000
         2008                      219,000
         2009                      219,000
         2010                      182,000
                                ----------
                                $1,196,000
                                ==========

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE J - STOCK OPTION PLANS

1995 Stock Option Plan:

The Company has a stock option plan under which 1,840,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2005 through February 2014. As of September 30, 2005, 96,002 shares of common stock are reserved for the issuance and available for grant under the stock option plan.

2002 Stock Option Plan:

During May 2002, the Company approved a new stock option plan under which 1,000,000 shares of common stock are reserved for issuance upon the exercise of either incentive or nonincentive stock options, which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2013 through September 2014. As of September 30, 2005, 404,667 shares of common stock are reserved for the issuance and available for grant under the stock option plan.

The following table summarizes stock option transactions under the plans:


                                                                            YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------------------------------------------
                                                         2005                         2004                         2003
                                                ------------------------    -------------------------    -------------------------
                                                              WEIGHTED                      WEIGHTED                     Weighted
                                                               AVERAGE                       AVERAGE                      Average
                                                              EXERCISE                      EXERCISE                     Exercise
                                                SHARES          PRICE         SHARES          PRICE         Shares         Price
                                                ------          -----         ------          -----         ------         -----

Outstanding options at the beginning of        1,364,171       $  6.27     1,225,000      $   3.24       1,109,000        $ 2.87
year
Options granted                                  422,500         18.44       392,833         15.18         260,000          5.07
Options cancelled                                (43,002)        12.21        (1,998)         7.50         (49,002)         5.19
Options exercised                               (163,064)         8.70      (251,664)         5.43         (94,998)         2.91
                                                --------        ------    -----------    ---------      ----------      --------

Outstanding options at the end of year          1,580,605       $ 9.11      1,364,171      $  6.27       1,225,000        $ 3.24
                                             ============       ======    ===========      =======      ==========        ======

Exercisable options at the end of year          1,580,605        $9.11        934,290      $  3.83         938,001        $ 2.66
                                             ============        =====     ==========      =======      ==========        ======

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE J - STOCK OPTION PLANS (CONTINUED)

The following table summarizes information about the plans' outstanding options as of September 30, 2005:


                                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                        --------------------------------------------------   --------------------------------
                                                              WEIGHTED
                                                               AVERAGE          WEIGHTED                         WEIGHTED
                                                              REMAINING          AVERAGE                          AVERAGE
                RANGE OF                    NUMBER           CONTRACTUAL        EXERCISE         NUMBER          EXERCISE
             EXERCISE PRICE              OUTSTANDING       LIFE (IN YEARS)        PRICE        EXERCISABLE         PRICE
       --------------------------      --------------   ------------------    ------------   --------------   ---------------
          $0.0000 -   $ 2.2360              200,000              3.7             $ 0.8125        200,000         $  0.8125
          $2.2361 -   $ 4.4720              520,000              4.0               2.5644        520,000            2.5644
          $4.4721 -   $ 6.7080              143,334              7.0               4.8284        143,334            4.8284
          $6.7081 -   $ 8.9440                7,000              6.9               7.2307          7,000            7.2307
          $13.4161 -  $15.6520              245,002              8.1              14.8700        245,002           14.8700
          $15.6521 -  $17.8880               31,944              8.9              16.5347         31,944           16.5347
          $17.8881 -  $20.1240              413,325              9.1              18.2405        413,325           18.2405
          $20.1241 -  $22.3600               20,000              9.4              22.3600         20,000           22.3600
                                           ---------             ---             --------      ---------          --------
                                           1,580,605             6.4             $ 9.1082      1,580,605          $ 9.1082
                                           =========             ===             ========      =========          ========

NOTE K - STOCKHOLDERS' EQUITY

In July 2002, the Company issued 56,000 shares of common stock with a market value of $4.50 per share for consulting services rendered during the course of the year. In June 2003, 20,000 of these common shares were cancelled.

In September 2003, the Company issued 6,000 shares of common stock with a market value of $13.40 per share to a former director.

During the year ended September 30, 2005, the Company declared quarterly cash dividends aggregating $1,901,000 ($0.035 per share, per quarter), of which $476,000 was paid November 1, 2005. During the year ended September 30, 2004 the Company declared quarterly cash dividends aggregating $1,606,000 ($0.035 per share, per quarter) of which $470,000 was paid November 1, 2004. During the year ended September 30, 2003, the Company declared a cash dividend of $330,000 ($0.025 per share), which was paid November 1, 2003. We expect to pay a regular cash dividend in future quarters. This will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends. All per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE L - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2005, 2004 and 2003 were $70,000, $70,000 and $44,000, respectively.


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company's assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

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

The following summarizes the information as of September 30, 2005 and 2004 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:



                                                        2005                                      2004
                                        -----------------------------------    ----------------------------------------
                                         CARRYING VALUE         FAIR VALUE        CARRYING VALUE          FAIR VALUE
                                        ----------------    ---------------    -------------------    -----------------

Cash, and
     cash equivalents                      $4,059,000           $4,059,000        $   3,300,000        $   3,300,000
Consumer receivables
   acquired for liquidation               172,727,000          193,454,000          146,200,000          163,900,000

Advances under lines of
   credit, notes payable and
   Due to affiliates                       29,285,000           29,285,000           39,400,000           39,400,000


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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE N - SUMMARIZED QUARTERLY DATA (UNAUDITED)


                                                    FIRST           SECOND            THIRD          FOURTH              FULL
                                                   QUARTER          QUARTER          QUARTER         QUARTER             YEAR
                                                 -----------      -----------      ------------    ------------      ------------
      2005
        Total revenue                            $13,830,000      $16,662,000      $ 19,028,000    $  19,959,000     $ 69,479,000
        Income before provision for income
           taxes                                  10,379,000       12,241,000        14,363,000       15,303,000       52,286,000
        Net income                                 6,175,000        7,281,000         8,536,000        9,004,000       30,996,000
        Basic net income per share                     $0.46            $0.54             $0.63            $0.66            $2.29
        Diluted net income per share                   $0.43            $0.51             $0.59            $0.62            $2.15

      2004
        Total revenue                            $11,455,000    $  12,864,000     $ 12,050,000     $  14,806,000     $ 51,175,000

        Income before provision for income
           taxes                                   7,879,000        9,144,000        9,409,000        11,024,000       37,456,000
        Net income                                 4,688,000        5,433,000        5,607,000         6,509,000       22,237,000
        Basic net income per share                     $0.36            $0.41            $0.42             $0.48            $1.67
        Diluted net income per share                   $0.34*           $0.38           $0.40*             $0.46            $1.57

      2003
        Total revenue                            $ 6,751,000    $   7,720,000    $   9,208,000      $  11,183,000    $ 34,862,000
        Income before provision for income         3,865,000        4,055,000        4,412,000          7,274,000      19,606,000
           taxes
        Net income                                 2,312,000        2,429,000        2,540,000          4,293,000      11,574,000
        Basic net income per share                    $0.29            $0.30             $0.31            $0.33             $1.23
        Diluted net income per share                  $0.27            $0.28             $0.28            $0.31             $1.13

         * Diluted earnings per share has been modified to reflect a revised number of diluted shares used in the computation.

NOTE O - SUBSEQUENT EVENTS

(1) In December 2005 the Company announced the increase of the annual dividend from $0.14 to $0.16 per share, or 14.3%, effective with the next dividend payment due on February 1, 2006. The increased quarterly payment will be $0.04 per share.

(2) Also, in December 2005, the Company received a commitment from its lending institution, which, subject to completion and execution of the formal documents, will result in an increase in the line of credit from $80 million to $100 million with a feature that, under certain circumstances, allows us to increase the line of credit to $125 million. The amended and restated loan and security agreement expiration date remains May 11, 2006.