Form 10-K/A
period 2005-09-30
ASTA FUNDING INC
filed 2006-01-20
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2005

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to ________________

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
-------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

             DELAWARE                                           22-3388607
---------------------------------                          -------------------
  (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

210 SYLVAN AVENUE, ENGLEWOOD CLIFFS, NJ                            07632
---------------------------------------                    -------------------
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

                                   FORM 10-K/A


This Amendment to the Company's Form 10-K for the year ended September 30, 2005, is being filed to revise the form of certifications filed as Exhibits 31.1 and
31.2 and to correct two numerical errors provided in voluntary information in
Item 7 under the heading "Supplementary Information on Consumer Receivable Portfolios" in a table entitled "Schedule of Portfolios by Income Recognition Category."

PART II

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

In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have implemented this SOP and through September 30, 2005, there has been no impact on our results. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future.

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

                                                     Years ending September 30
                                                   ----------------------------
                                                    2005       2004       2003
                                                   ------     ------     ------
Finance Income                                     100.0%     100.0%     100.0%
General and administrative                          22.1%      22.0%      22.5%
Interest expense                                     2.7%       1.7%       5.3%
Provision for credit and other losses                0.0%       0.6%       0.0%
Third party servicing                                0.0%       2.6%      16.0%
Income before provision for income taxes            75.3%      73.1%      56.2%
Provision for income taxes                          30.6%      29.7%      23.0%
Net Income                                          44.6%      43.4%      33.2%

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

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:


                                                                                  Year Ended September 30,
                                                                     -------------------------------------------------
                                                                     2005     2004         2003         2002      2001
                                                                     ----     ----         ----         ----      ----
                                                                                        (in millions)
Balance at beginning of period ..........................          $146.1    $105.6      $ 36.1       $ 43.8    $  4.4
Acquisitions of finance receivables,
net of buybacks .........................................           126.0     103.7       115.6         36.6      65.1
Cash collections from debtors
applied to principal (1) ................................           (59.6)    (37.6)      (27.4)       (44.3)    (25.7)
Cash collections represented by account sales
   applied to principal (1) .............................           (39.8)    (25.3)      (18.2)
Portfolio writedown .....................................              --      (0.3)       (0.5)           -         -
                                                                   ------    ------      ------       ------    ------

Balance at end of period ................................          $172.7    $146.1      $105.6       $ 36.1    $ 43.8
                                                                   ======    ======      ======       ======    ======


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

Supplementary Information on Consumer Receivables Portfolios:

                               PORTFOLIO PURCHASES

                                                  Year Ended September 30,
                                              --------------------------------
                                                2005        2004        2003
                                              --------    --------    --------
                                                        (in millions)
Aggregate Purchase Price .............        $  126.0    $  103.7    $  115.6
Aggregate Portfolio Face Amount ......         3,445.2     2,833.5     3,576.4


              SCHEDULE OF PORTFOLIOS BY INCOME RECOGNITION CATEGORY


                                       September 30, 2005        September 30, 2004        September 30, 2003
                                    ------------------------  ------------------------   -----------------------
                                       Cost       Interest       Cost        Interest      Cost        Interest
                                     Recovery      Method      Recovery       Method      Recovery      Method
                                    Portfolios    Portfolios  Portfolios    Portfolios   Portfolios   Portfolios
                                    ----------    ----------  ----------    ----------   ----------   ----------
                                                                    (in millions)
Original Purchase
Price (at period end) .........       $   49.3     $   454.8     $   49.3     $  328.8     $   48.6     $  171.7
Cumulative Aggregate
Managed Portfolios
(at period end) ...............        2,168.4      11,339.5      2,168.4      7,894.3      2,147.9      5,201.1
Receivable Carrying
Value (at period end) .........            0.1         172.6          1.3        144.8          2.8        102.8
Finance Income Earned
(for the respective
period) .......................            5.4          64.1          5.4         45.3          6.9         27.7
Total Cash Flows (for
the respective
period) .......................            6.6         162.3          7.6        104.5          9.0         71.2


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

COLLECTIONS REPRESENTED BY ACCOUNT SALES

                      Collections
                      Represented               Finance
                      By account               Income
Year                     Sales                Recognized
----                -------------             ----------
2005                 $64,731,000             $24,918,000
2004                  40,260,000              14,948,000
2003                  21,578,000               3,389,000


                            PORTFOLIO PERFORMANCE (1)

The following table summarizes our historical portfolio purchase price and cash collections on an annual vintage basis since October 1, 2001 through September 30, 2005.


                                                                                 # of Weighted
                                 Cash Collections        Total Collections       Average Days
Purchase        Purchase         Including Cash          as a Percentage         Held During First
Period          Price(2)         Sales (3)               of Purchase Price       Year Acquired
--------      ------------       -----------------       -----------------       -----------------
2001          $ 65,120,000       $ 93,785,000                 144%                     119
2002            36,557,000         50,703,000                 139%                     183
2003           115,626,000        132,758,000                 115%                      81
2004           103,743,000         93,910,000                  91%                     170
2005           126,023,000         39,762,000                  32%                     181


(1) Total collections do not represent full collections of the Company with respect to this or any other year.

(2) Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3) Cash collections include: net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

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

In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have implemented this SOP and through September 30, 2005, there has been no impact on our results. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      Exhibits

Exhibit
Number
-------
3.1      Certificate of Incorporation. (1)

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

10.17 Employment Agreement dated as of November 11, 2003 by and between Asta Funding, Inc. and Arthur Stern. (15)

14.1     Code of Ethics for Senior Financial Officers (14)

21.1     Subsidiaries of the Company (3)

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

(9) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended December 31, 2002.

(10) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended March 31, 2003.

(11) Incorporated by reference from Asta Funding's Registration Statement on Form S-1 (File No. 333-105755).

(12) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-QSB for the three months ended June 30, 2003.

(13) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-Q for the three months ended December 31, 2003.

(14) Incorporated by reference from Asta Funding's Annual Report on Form 10-K for the year ended September 30, 2004.

(15) Incorporated by reference from Asta Funding's Definitive Proxy Statement- Schedule 14A dated August 31, 2004.

(16) Incorporated by reference from Asta Funding's Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASTA FUNDING, INC.


Dated:  January 20, 2006               By: /s/Gary Stern
                                           -------------------------------
                                           Gary Stern
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                             Title                                Date
---------                                             -----                                ----
/s/ Gary Stern                President, Chief Executive Officer and Director        January 20, 2006
--------------------
Gary Stern

/s/ Mitchell Cohen            Chief Financial Officer                                January 20, 2006
--------------------
Mitchell Cohen

/s/ Arthur Stern              Chairman of the Board and Executive                    January 20, 2006
--------------------          Vice President
Arthur Stern

/s/ Herman Badillo            Director                                               January 20, 2006
--------------------
Herman Badillo

/s/ Edward Celano             Director                                               January 20, 2006
--------------------
Edward Celano

/s/ Harvey Leibowitz          Director                                               January 20, 2006
--------------------
Harvey Leibowitz

/s/ David Slackman            Director                                               January 20, 2006
--------------------
David Slackman

/s/ Alan Rivera               Director                                               January 20, 2006
--------------------
Alan Rivera

/s/ Louis A. Piccolo          Director                                               January 20, 2006
--------------------
Louis A. Piccolo
