Form 10-Q
period 2005-12-31
ASTA FUNDING INC
filed 2006-02-09
CIK 1001258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer as in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes |_|No |X|

         As of February 1, 2006, the registrant had approximately 13,602,824 common shares outstanding.
================================================================================

ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I.  Financial Information............................................   2
Item 1.  Consolidated Financial Statements................................   2
         Consolidated Balance Sheets as of December 31, 2005
            (unaudited) and September 30, 2005............................   2
         Consolidated Statements of Operations
            for the three month periods ended
            December 31, 2005 and 2004 (unaudited)........................   3
         Consolidated Statement of Stockholders' Equity
            for the three month period ending
            December 31, 2005 (unaudited).................................   4
         Consolidated Statements of Cash Flows
            for the three month periods ended
            December 31, 2005 and 2004 (unaudited)........................   5
         Condensed Notes to Consolidated Financial
            Statements (unaudited)........................................   6
Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................  17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......  24
Item 4.  Controls and Procedures..........................................  24

Part II. Other Information................................................  25
Item 1.  Legal Proceedings................................................  25
Item 1A  Risk Factors.....................................................  25
Item 2.  Changes in Securities and Use of Proceeds........................  25
Item 3.  Defaults Upon Senior Securities..................................  25
Item 4.  Submission of Matters to a Vote of Security Holders..............  25
Item 5.  Other Information................................................  25
Item 6.  Exhibits.........................................................  25
Signatures  ..............................................................  26
Section 302 Certificate of Principal Executive Officer....................  27
Section 302 Certificate of Principal Financial Officer....................  28
Section 906 Certificate of Principal Executive Officer....................  29
Section 906 Certificate of Principal Financial Officer....................  30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,      SEPTEMBER 30,
                                                                                   2005             2005
                                                                               ------------      ------------
                                                                               (UNAUDITED)
                                 ASSETS
Cash ....................................................................      $  3,347,000      $  4,059,000
Consumer receivables acquired for liquidation ...........................       249,183,000       172,727,000
Due from third party collection agencies and attorneys...................         1,780,000         1,425,000
Furniture and equipment, net ............................................           983,000           989,000
Other assets ............................................................           785,000           838,000
                                                                               ------------      ------------
          Total assets ..................................................      $256,078,000      $180,038,000
                                                                               ============      ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt .................................................................      $ 91,720,000      $ 29,285,000
   Other liabilities ....................................................         2,900,000         4,180,000
   Income taxes payable .................................................         7,221,000         1,243,000
   Deferred income taxes ................................................           153,000           153,000
                                                                               ------------      ------------
          Total liabilities .............................................       101,994,000        34,861,000
                                                                               ------------      ------------

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000;
   issued and outstanding -- none
   Common stock, $.01 par value; authorized 30,000,000 shares;
   issued and outstanding -- 13,603,000
   at December 31, 2005 and 13,595,000 at September 30, 2005 ............           136,000           136,000
   Additional paid-in capital ...........................................        60,938,000        60,798,000
   Retained earnings ....................................................        93,010,000        84,243,000
                                                                               ------------      ------------
          Total stockholders' equity ....................................       154,084,000       145,177,000
                                                                               ------------      ------------
Total liabilities and stockholders' equity ..............................      $256,078,000      $180,038,000
                                                                               ============      ============



           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                        DECEMBER  31,           DECEMBER  31,
                                                                            2005                  2004
                                                                        -----------            -----------
Revenues
   Finance income, net ...........................................      $20,260,000            $13,830,000
                                                                        -----------            -----------

Expenses
   General and administrative.....................................        3,952,000              3,044,000
   Interest ......................................................          663,000                407,000
                                                                        -----------            -----------
                                                                          4,615,000              3,451,000
                                                                        -----------            -----------
Income before income taxes .......................................       15,645,000             10,379,000
Income tax expense ...............................................        6,333,000              4,204,000
                                                                        -----------            -----------
Net income .......................................................      $ 9,312,000            $ 6,175,000
                                                                        ===========            ===========
Net income per share -- Basic ....................................      $      0.68            $      0.46
                                                                        -----------            -----------
Net income per share -- Diluted ..................................      $      0.64            $      0.43
                                                                        -----------            -----------
Weighted average number of shares outstanding:
 Basic ...........................................................       13,598,000             13,471,000
                                                                        -----------            -----------
 Diluted .........................................................       14,474,000             14,303,000
                                                                        -----------            -----------




           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                   (UNAUDITED)

                                                                                 ADDITIONAL
                                                COMMON STOCK                      PAID-IN        RETAINED
                                                    SHARES         AMOUNT         CAPITAL        EARNINGS            TOTAL
                                                -------------   -------------   -------------   -------------    -------------
Balance, September 30, 2005 .................      13,595,000   $     136,000   $  60,798,000   $  84,243,000    $ 145,177,000
Exercise of options..........................           8,000            --           140,000            --            140,000
Dividends ...................................            --              --              --          (545,000)        (545,000)
Net Income ..................................            --              --              --         9,312,000        9,312,000
                                                -------------   -------------   -------------   -------------    -------------
Balance, December 31, 2005 ..................      13,603,000   $     136,000   $  60,938,000   $  93,010,000    $ 154,084,000
                                                =============   =============   =============   =============    =============






           See accompanying notes to consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                            DECEMBER  31,       DECEMBER  31,
                                                                               2005               2004
                                                                           -------------       -------------
Cash flows from operating activities:
 Net income .........................................................      $   9,312,000       $   6,175,000

Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization ......................................            132,000             118,000

Changes in:
 Other assets .......................................................             (3,000)             34,000
    Due from third party collection agencies and attorneys ..........           (355,000)             43,000

 Income taxes payable ...............................................          5,978,000           1,881,000
Other liabilities ...................................................         (1,348,000)         (2,043,000)
                                                                           -------------       -------------
    Net cash provided by operating activities .......................         13,716,000           6,208,000
Cash flows from investing activities:
 Purchase of consumer receivables acquired for liquidation ..........       (102,405,000)        (36,542,000)
 Principal collected on receivables acquired for liquidation ........         18,426,000          13,745,000
 Principal collected on receivables accounts represented by
    account sales ...................................................          7,523,000           9,186,000

    Deposit on receivable purchase ..................................               --             7,213,000

 Capital expenditures ...............................................            (71,000)            (56,000)
                                                                           -------------       -------------
    Net cash (used in) investing activities .........................        (76,527,000)         (6,454,000)

Cash flows from financing activities:
 Proceeds from exercise of options ..................................            140,000           1,223,000
 Dividends paid .....................................................           (476,000)           (470,000)
 Advances (payments) under line of credit, net ......................         62,435,000          (2,001,000)
                                                                           -------------       -------------
    Net cash provided by (used in) financing activities .............         62,099,000          (1,248,000)
                                                                           -------------       -------------
(Decrease) in cash ..................................................           (712,000)         (1,494,000)
Cash at the beginning of period .....................................          4,059,000           3,344,000
                                                                           -------------       -------------
Cash at end of period ...............................................      $   3,347,000       $   1,850,000
                                                                           =============       =============
Supplemental disclosure of cash flow information:

 Cash paid during the period
  Interest ..........................................................      $     492,000       $     324,000
  Income taxes ......................................................      $     270,000       $   2,200,000

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

 Basis of Presentation

     The consolidated balance sheet as of December 31, 2005, the consolidated statements of operations for the three month periods ended December 31, 2005 and 2004, and the consolidated statements of cash flows for the three month periods ended December 31, 2005 and 2004, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at December 31, 2005 and September 30, 2005, the results of operations for the three month periods ended December 31, 2005 and 2004 and cash flows for the three month periods ended December 31, 2005 and 2004 have been made. The results of operations for the three month periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on January 20, 2006.

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


     Prior to September 30, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer."Practice Bulletin 6 was amended by SOP 03-3 as described further in this note Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated

                       ASTA FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)

based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is earned based on each static pool's effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                    (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION -- (CONTINUED)


     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:


                                                                        FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
                                                                   --------------------------------------------------------
                                                                      ACCRUAL              CASH
                                                                       BASIS               BASIS
                                                                    PORTFOLIOS           PORTFOLIOS              TOTAL
                                                                   -------------        -------------        -------------
Balance, beginning of period ................................      $ 172,636,000        $      91,000        $ 172,727,000
Acquisitions of receivable portfolios, net ..................        102,405,000                 --            102,405,000
Net cash collections from collection of consumer
          receivables acquired for liquidation ..............        (31,062,000)          (1,173,000)         (32,235,000)
Net cash collections represented by account sales of
          consumer receivables acquired for liquidation .....        (13,739,000)            (235,000)         (13,974,000)

Transfer to cost recovery....................................           (529,000)             529,000                 --

Finance income recognized ...................................         19,047,000            1,213,000           20,260,000
                                                                   -------------        -------------        -------------
Balance, end of period ......................................      $ 248,758,000        $     425,000        $ 249,183,000
                                                                   =============        =============        =============
Revenue as a percentage of collections ......................               42.5%                86.2%                43.8%



                                                                         FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                                                                   -------------------------------------------------------
                                                                     ACCRUAL               CASH
                                                                      BASIS                BASIS
                                                                    PORTFOLIOS           PORTFOLIOS             TOTAL
                                                                   -------------        -------------        -------------
Balance, beginning of period ................................      $ 144,812,000        $   1,353,000        $ 146,165,000
Acquisitions of receivable portfolios, net ..................         36,542,000                 --             36,542,000
Net cash collections from collection of consumer
         receivables acquired for liquidation ...............        (20,456,000)          (1,349,000)         (21,805,000)
Net cash collections represented by account sales of
          consumer receivables acquired for liquidation .....        (13,487,000)          (1,499,000)         (14,986,000)

Finance income recognized ...................................         11,784,000            2,076,000           13,860,000
                                                                   -------------        -------------        -------------
Balance, end of period ......................................      $ 159,195,000        $     581,000        $ 159,776,000
                                                                   =============        =============        =============
Revenue as a percentage of collections ......................               34.7%                72.9%                37.7%

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION -- (CONTINUED)



As of December 31, 2005 the Company had $249,183,000 in Consumer Receivables acquired for Liquidation. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:


December 31, 2006                     $ 50,711,000
December 31, 2007                       71,806,000
December 31, 2008                       60,229,000
December 31, 2009                       44,760,000
December 31, 2010                       21,252,000
                                      ------------
Total                                 $248,758,000
                                      ============

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2005. The Company did not have any reclassifications from nonaccretable difference to accretable yield resulting from any increases in any estimates of future cash flows. Changes in accretable yield for the three months ended December 31, 2005 is as follows:

                                                           THREE MONTHS
                                                              ENDED
                                                         DECEMBER 31, 2005
                                                         -----------------
Balance at beginning of period, September 30, 2005           $94,022,000

Income recognized on finance receivables, net                (19,047,000)
Additions representing expected revenue from purchases        60,331,000
Reclassifications from nonaccretable difference                       --
                                                            ------------
Balance at end of period, December  31, 2005                $135,306,000
                                                            ============

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                    (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION -- (CONTINUED)

During the three months ended December 31, 2005, the Company purchased $2.1 billion of face value of charged-off consumer receivables at a cost of $102.4 million. At December 31, 2005, the estimated remaining net collections on the receivables purchased in the three months ended September 30, 2005 is $162.1 million.

The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2005 and 2004, respectively.

                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                         ---------------------------------------
                                                   2005              2004
                                                   ----              ----

Gross collections (1)                         $65,728,000       $53,431,000

Commissions and fees (2)                       19,519,000        16,620,000
                                               ----------        ----------

Net collections                               $46,209,000       $36,811,000
                                              ===========       ===========

         (1) Gross collections include: collection from third-party collection agencies and attorneys, collection from our in-house efforts and collections represented by account sales.

         (2) Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs.

NOTE 4: FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of the dates indicated:


                                                DECEMBER 31,      SEPTEMBER  30,
                                                    2005               2005
                                               -------------     --------------
Furniture................................       $    307,000     $    307,000
Equipment................................          2,179,000        2,108,000
                                               -------------     --------------
                                                   2,486,000        2,415,000
Less accumulated depreciation............          1,503,000        1,426,000
                                               -------------     --------------
Balance, end of period...................       $    983,000     $    989,000
                                               =============     ============

                      ASTA FUNDING, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)
NOTE 5: DEBT

     In December 2005, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a lending institution from $80 million to $100 million with a feature that, under certain circumstances, provides for an increase the line of credit to $125 million. The amended and restated loan and security agreement expiration date remains May 11, 2006. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate plus or minus an applicable margin based on certain leverage ratios (the applicable rate was 6.75% at December 31, 2005, with an average rate of 6.5% for the three month period ended December 31,
2005). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of December 31, 2005, $91.7 million was outstanding. In January 2006, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a consortium of banks from $100 million to $125 million. The Company is currently in negotiations to renew its credit facility and anticipates renewing this arrangement in a short period of time. See Note 14-Subsequent Events.

NOTE 6: COMMITMENTS AND CONTINGENCIES

 Employment Agreements

     We have an employment agreement with one executive and are in the process of finalizing new employment agreements with two other executive officers. Such agreement and anticipated agreements provide for base salary payments as well as bonuses. The agreements also contain confidentiality and non-compete provisions. Please refer to our definitive Proxy Statement, as filed with the Securities and Exchange Commission, under the caption "Executive Compensation" for additional information.

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

     Under the interest method, we recognize income on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such estimated collections. Revenue arising from collections in excess of anticipated amounts attributable to timing differences, is deferred. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until we have fully collected the cost of the portfolio.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                    (UNAUDITED)

NOTE 7: INCOME RECOGNITION-- (CONTINUED)

     We recognize income net of collection fees paid to third-party collection agencies. With respect to amounts collected in-house, such finance income is recognized at the gross amount collected.

     Income from finance receivables was recognized over the periods from the date of purchase to the estimated collection date.

NOTE 8: INCOME TAXES

     The provision for income tax expense for the three month periods ending December 31, 2005 and 2004, reflects income tax expense at an effective rate of 40.5%. Deferred federal and state taxes arise from temporary differences resulting primarily from the provision for credit losses and depreciation expense.

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

     The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2005 and 2004:

                                                   2005                                   2004
                                      ---------------------------------    -----------------------------------
                                                   WEIGHTED                               WEIGHTED
                                        NET         AVERAGE   PER SHARE        NET        AVERAGE    PER SHARE
                                      INCOME        SHARES       AMOUNT      INCOME        SHARES       AMOUNT
                                    ------------  ----------   --------    ----------    ----------  --------
Basic............................     $9,312,000  13,598,000     $0.68     $6,175,000    13,471,000     $0.46
                                                               =======                               ========
Effect of Dilutive Stock.........                    876,000                                832,000
                                    ------------  ----------               ----------    ----------  --------
Diluted..........................     $9,312,000  14,474,000     $0.64     $6,175,000    14,303,000     $0.43
                                    ============  ==========   =======     ==========    ==========  ========


NOTE 10: STOCK BASED COMPENSATION

     The Company accounts for stock-based employee compensation under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(Revised 2005), Share-Based Payment ("SFAS 123R"). SFAS 123R which the Company adopted October 1, 2005, requires that compensation expense associated with stock options be recognized in the statement of operations , rather than a disclosure in the notes to the Company's consolidated financial statements.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


NOTE 10: STOCK BASED COMPENSATION-- (CONTINUED)



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

     Financial Accounting Standards Board ("FASB") Financial Interpretation No. 44 would require the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award's original terms. The Company would be required to begin to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the next 9 to 21 months. Such estimates would be based on such factors such as historical and expected employee turnover rates and similar statistics. Of the 587,000 stock option that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 547,000 are attributable to officers and directors of the Company representing $9.0 million of the $9.7 million intrinsic value of the newly vested stock options. The Company is unable to estimate the number of options that employees will ultimately retain that otherwise would have been forfeited, absent the modification. Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense resulting from the new measurement date has been recognized through December 31, 2005 or, prior to the employees' termination. The Company will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to. In the event the Company grants stock options under the stock option plans, the Company will recognize compensation expense in accordance with Financial Interpretation No. 44. The primary purpose of the accelerated vesting is to eliminate the compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated stock options based upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(Revised 2005), Share-Based Payment ("SFAS 123R").

     There were no stock option grants during the quarter ended December 31, 2005. The weighted average fair value of the options granted during the quarter ended December 31, 2004 was $9.44 per share on the dates of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8289%, volatility 40.13%, expected life 10 years, risk free interest rate of 4.19%. Pro-forma net income for the three months ended December 31, 2004 if the fair value based method as prescribed by disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation and SFAS No. 148 Accounting for Stock Based Compensation - Transition and Disclosure" was $5.6 million, or $0.42 per basic share outstanding and $0.39 per fully diluted share.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


NOTE 11: STOCK OPTION PLANS

Equity Compensation Plan

         On December 1, 2005, the Board of Directors adopted the Company's Equity Compensation Plan (the "Equity Compensation Plan"), subject to the approval of the stockholders of the Company. The Equity Compensation Plan was adopted to supplement the Company's existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights.

         The general purpose of the Equity Compensation Plan is to provide an incentive to our employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of our business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out our long range plans and securing our growth and financial success.

         The Board believes that the Equity Compensation Plan will advance our interests by enhancing our ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions to our success; (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account our long-term interests through ownership of our shares.

2002 Stock Option Plan

         On March 5, 2002, the Board of Directors adopted the Asta Funding, Inc. 2002 Stock Option Plan (the "2002 Plan"), which plan was approved by the Company's stockholders on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 2002 Plan, which is included as an exhibit to the Company's reports filed with the SEC.

         The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Code) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

         The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 404,667 were available as of December 31, 2005. As of December 31, 2005, approximately 140 of the Company's employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.

1995 Stock Option Plan

         The 1995 Stock Option Plan expired on September 14, 2005. The plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants, to the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 1995 Stock Option Plan, which is included as an exhibit to the Company's reports filed with the SEC.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                    (UNAUDITED)

NOTE 11: STOCK OPTION PLANS-- (CONTINUED)

         The 1995 Stock Option Plan authorized the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

         The Company authorized 1,840,000 shares of Common Stock authorized for issuance under the 1995 Stock Option Plan. All but 96,002 shares were utilized. As of September 14, 2005, no more options could be issued under this plan. No option will vest more than ten years from the date of grant.

     The following table summarizes stock option transactions under the plans:

                                                                     THREE MONTHS ENDED DECEMBER 31,
                                                             --------------------------------------------------
                                                                      2005                       2004
                                                             ---------------------     ------------------------
                                                                          WEIGHTED                    WEIGHTED
                                                                           AVERAGE                     AVERAGE
                                                                          EXERCISE                    EXERCISE
                                                              SHARES        PRICE        SHARES         PRICE
                                                             --------     --------     --------       --------
Outstanding options at the beginning of period..........     1,580,605     $ 9.1082     1,364,171      $ 6.2657
Options granted.........................................           -0-         0.00       402,500       18.2502
Options canceled........................................           -0-         0.00       (40,002)      11.7145

Options exercised.......................................        (7,500)     18.7600      (118,453)       9.3135
                                                             ---------     --------     ---------       --------
Outstanding options at the end of period................     1,573,105     $ 9.0622     1,608,216      $ 8.9051
                                                             =========                  =========
Exercisable options at the end of period................     1,573,105     $ 9.0622     1,011,005      $ 4.5229
                                                             =========                  =========

The following table summarizes information about the Plans' outstanding options as of December 31, 2005:

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                              -------------------------------------------     ------------------------
                                                               WEIGHTED
                                                                AVERAGE         WEIGHTED                      WEIGHTED
                                                               REMAINING        AVERAGE                       AVERAGE
                                                NUMBER        CONTRACTUAL       EXERCISE         NUMBER       EXERCISE
RANGE OF EXERCISE PRICE                       OUTSTANDING   LIFE (IN YEARS)      PRICE        EXERCISABLE      PRICE
--------------------                          -----------   ---------------    ----------     ------------   ----------
$0.0000 - $2.2360.......................        200,000          3.4            $  0.8125         200,000     $  0.8125
$2.2361 - $4.4720.......................        520,000          3.8               2.5644         520,000        2.5644
$4.4721 - $6.7080.......................        143,334          6.8               4.8284         143,334        4.8284
$6.7081 - $9.9440.......................          7,000          6.6               7.2307           7,000        7.2307
$13.4161 - $15.6520.....................        245,002          7.8              14.8700         245,002       14.8700
$15.6521 - $17.8880.....................         31,944          8.7              16.5347          31,944       16.5347
$17.8881 - $20.1240.....................        405,825          8.8              18.2309         405,825       18.2309
$20.1241 - $22.3600.....................         20,000          9.2              22.3600          20,000       22.3600
                                              --------           ----           ---------       ---------     ---------
                                              1,573,105          6.1            $  9.0622       1,573,105     $  9.0622
                                              =========                                         =========

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


NOTE 12: STOCKHOLDERS EQUITY

     During August 2005 we declared a quarterly cash dividend aggregating $476,000 ($0.035 per share) which was paid November 1, 2005. In December 2005, the Board of Directors increased the dividend from $03.5 per share per, quarter, to $0.04 per share, per quarter and accrued $545,000 as of December 31, 2005, for record holders as of December 30, 2005 that was paid on February 1, 2006.



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



NOTE 14: SUBSEQUENT EVENTS

     On January 20, 2006, Asta Funding, Inc. (the "Company") entered into the Third Amended and Restated Revolving Note with a consortium of banks. The Company expanded its credit facility and as a result, the credit facility is now $125 million, up from $100 million. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the lesser of the prime rate plus or minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds.


     On February 6, 2006 the Company announced it entered into a definitive agreement to acquire VATIV Recovery Solutions LLC ("VATIV"). VATIV, located in Sugar Land Texas, provides nationwide bankruptcy and deceased account servicing, and specializes in the intricate procedures that support maximum recovery for these difficult account segments. The acquisition is anticipated to close in the second quarter of fiscal year 2006 and is considered immaterial to the financial statements of the Company.

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

o        brokers who specialize in the sale of consumer receivable portfolios;
         and

o        other sources.

FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "believe," "anticipate," "estimate" and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our Annual Report on Form 10-K/A for the year ended September 30, 2005, and other reports filed with the Securities and Exchange Commission.

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

     The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Revenue arising from collections is excess of anticipated amounts attributable to timing differences is deferred. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18-24 months after acquiring the portfolio, although significant additional amounts are collected over the remaining periods. The estimated future cash flows of the portfolios are evaluated or reevaluated quarterly.

     Under the cost recovery method of accounting, no income is recognized until the purchase price of a portfolio has been fully recovered by us.

     The estimated future cash flows are reevaluated quarterly. Income on finance receivables is earned based on each static pool's effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. We typically recognize finance income net of collection fees paid to third-party collection agencies and attorneys.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

RESULTS OF OPERATIONS

     The three-month period ended December 31, 2005, compared to the three-month period ended December 31, 2004

     Finance income. During the three-month period ended December 31, 2005, finance income increased $6.4 million or 46.5 % to $20.3 million from $13.8 million for the three-month period ended December 31, 2004. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the three-months ended December 31, 2005 of approximately $211.0 million, as compared to approximately $153.0 million during the three month period ended December 31, 2004. Finance income as a percentage of collections increased to 43.8% from 37.7% in the first quarter of fiscal year 2006 as compared to the first fiscal quarter of 2005 due to the performance of portfolios purchased in 2004 and 2005, which we estimate will yield higher returns. These yields increased primarily due to the Company's increased focus on utilizing its attorney networks, which started in 2004. During the three months ended December 31, 2005, we acquired receivables at a cost of $102.4 million as compared to $36.5 million during the three months ended December 31, 2004 and for year ended September 30, 2005, we acquired receivables at a cost of $126.0 million as compared to $103.7 million for the year ended September 30, 2004. During the three-month period ended December 31, 2005, the commissions and fees associated with gross collections from our third-party collection agencies and attorneys increased $2.9 million or 17.4% to $19.5 million from $16.6 million for the three-month period ended December 31, 2004. The increase is indicative of a shift to the suit strategy implemented by the Company. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will rise.

     General and Administrative Expenses. During the three-month period ended December 31, 2005, general and administrative expenses increased $908,000 or 29.8% to $3.9 million from $3.0 million for the three-months ended December 31, 2004, and represented 85.6% of total expenses for the three months ended December 31, 2005. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses that resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three months ended December 31, 2005 of approximately $211.0 million, as compared to approximately $153.0 million during the three month period ended December 31, 2004. A majority of the increased costs were from collection expenses including, data processing costs, salaries, payroll taxes and benefits, professional fees, postage and telephone charges.

     Interest Expense. During the three-month period ended December 31, 2005, interest expense increased $256,000 to $663,000 from $407,000 as compared to the same period in the prior year and represented 14.4% of total expenses for the three-month period ended December 31, 2005. The increase was due to an increase in the average outstanding borrowings under our line of credit during the three-month period ended December 31, 2005, as compared to the same period in the prior year, and a higher rate of interest. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the second half of our fiscal year ended September 30, 2005 and the first quarter of this fiscal year ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $100 million line of credit for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases through cash flows from operating activities and financing activities, we do not have committed loan facilities, other than our $100 million line of credit with a consortium of banks. As of December 31, 2005, there was $91.7 million outstanding balance under this facility. As of December 31, 2005, our cash and cash equivalents decreased $700,000 to $3.4 million from $4.1 million at September 30, 2005. The decrease in cash and cash equivalents during the three month period ended December 31, 2005, was due to an increase in consumer receivable purchases, an increase in our dividend, and increase in interest during the three months ended December 31, 2005 as compared to the same period in the prior year.

     Net cash provided by operating activities was $13.7 million during the three-months ended December 31, 2005, compared to net cash provided by operating activities of $6.2 million during the three-months ended December 31, 2004. The increase in net cash provided by operating activities was primarily due to an increase in net income and income taxes payable which was partially offset by a decrease in other liabilities and the amount due from third party collection agencies and attorneys during the three-months ended December 31, 2005, as compared to the same prior year period. Net cash used in investing activities was $76.5 million and $6.5 million during the three-months ended December 31, 2005, and December 31, 2004, respectively. The increase in net cash used in investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the three-months ended December 31, 2005, compared to the same period in the prior year. In addition there was an increase in cash collections as compared to the same period in the prior year. Net cash provided by financing activities was $62.1 million during the three-months ended December 31, 2005, compared to net cash used in financing activities of $1.2 million during the three-months December 31, 2004. The increase in net cash provided by financing activities was primarily due to the utilization of the credit facility to purchase consumer receivables acquired for liquidation.

     During the quarter we had a $100 million line of credit with a consortium of banks with interest at the lesser of LIBOR plus an applicable margin, or the lesser of the prime rate plus or minus an applicable margin based on certain leverage ratios. The applicable rate was 6.75% at December 31, 2005. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on May 11, 2006. As of December 31, 2005, there was $91.7 million outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit. In January 2006, we increased our credit line from $100 million to $125 million. The Company is currently in negotiations to renew its credit facility and anticipates renewing this arrangement in a short period of time. (See Note 14: Subsequent Events in the Notes to the Consolidated Financial Statements for more information.)

     Our cash requirements have been and will continue to be significant. We depend on external financing and cash generated from operations to acquire consumer receivables. During the three-months ended December 31, 2005, we acquired consumer portfolios at a cost of approximately $102.4 million. These acquisitions were financed primarily through cash flows from operating activities and with our credit facility.

     We anticipate the funds available under our current credit facility as well as funds available from cash flows from operations will be sufficient to satisfy the our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

     From time to time, we evaluate potential acquisitions of related businesses. See Note 14 - Subsequent Events for recent information regarding acquisitions.

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:


                                                                           FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
                                                                     -------------------------------------------------------
                                                                        ACCRUAL               CASH
                                                                         BASIS               BASIS
                                                                      PORTFOLIOS           PORTFOLIOS              TOTAL
                                                                     -------------        -------------        -------------
Balance, beginning of period ..................................      $ 172,636,000        $      91,000        $ 172,727,000
Acquisitions of receivable portfolios, net ....................        102,405,000                 --            102,405,000
Net cash collections from collection of consumer
          receivables acquired for liquidation.................        (31,062,000)          (1,173,000)         (32,235,000)
Net cash collections represented by account sales of
          consumer receivables acquired for liquidation .......        (13,739,000)            (235,000)         (13,974,000)

Transfer to cost recovery .....................................           (529,000)             529,000                 --

Finance income recognized .....................................         19,047,000            1,213,000           20,260,000
                                                                     -------------        -------------        -------------
Balance, end of period ........................................      $ 248,758,000        $     425,000        $ 249,183,000
                                                                     =============        =============        =============
Revenue as a percentage of collections ........................               42.5%                86.2%                43.8%


                                                                   FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
                                                              -------------------------------------------------------
                                                                  ACCRUAL              CASH
                                                                   BASIS               BASIS
                                                                PORTFOLIOS          PORTFOLIOS             TOTAL
                                                              -------------        -------------        -----------
Balance, beginning of period ...........................      $ 144,812,000        $   1,353,000        $ 146,165,000
Acquisitions of receivable portfolios, net .............         36,542,000                 --             36,542,000
Net cash collections from collection of consumer
  Receivables acquired for liquidation .................        (20,456,000)          (1,349,000)         (21,805,000)
Net cash collections represented by account sales of
  Consumer receivables acquired for liquidation ........        (13,487,000)          (1,499,000)         (14,986,000)

Finance income recognized ..............................         11,784,000            2,076,000           13,860,000
                                                              -------------        -------------        -------------
Balance, end of period .................................      $ 159,195,000        $     581,000        $ 159,776,000
                                                              =============        =============        =============
Revenue as a percentage of collections .................               34.7%                72.9%                37.7%



ADDITIONAL SUPPLEMENTARY INFORMATION:



     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the three months ended December 31, 2005, we purchased portfolios with an aggregate purchase price of $102.4 million with a face value of $2.1 billion.

     Prior to September 30, 2005, we accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective October 1, 2005, we adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." Practice Bulletin 6 was amended by SOP 03-3 as described further. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is earned based on each static pool's effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly. Income derived under this method totaled $19 million.

         COLLECTIONS REPRESENTED BY ACCOUNT SALES


                                                   Collections
                                                   Represented           Finance
                                                    By Account            Income
     Period                                           Sales               Earned
     ------                                        -----------           -------


     Three months ended December 31, 2005          $13,974,000        $6,451,000

     Three months ended December 31, 2004          $14,987,000        $5,800,000



         PORTFOLIO PERFORMANCE (1)

                                                                                                  Total estimated   # of Weighted
                                      Cash Collections     Estimated             Total           Collections as a    Average Days
                        Purchase       Including Cash      Remaining           Estimated           Percentage of   Held During First
Purchase Period         Price (2)         Sales (3)       Collections (4)    Collections (5)      Purchase Price    Year Acquired
---------------         --------      ----------------    ---------------   -----------------    ----------------  -----------------
2001                   $ 65,120,000      $ 94,259,000      $          0      $ 94,259,000               145%               119

2002                     36,557,000        51,342,000            79,000        51,421,000               141%               183

2003                    115,626,000       143,813,000        31,881,000       175,694,000               152%                81

2004                    103,743,000       105,529,000        48,651,000       154,180,000               149%               170

2005                    126,023,000        58,768,000       141,321,000       200,089,000               159%               181

2006 (First Quarter)    102,405,000           604,000       162,132,000       162,736,000               159%                22



     (1) Total collections do not represent full collections of the Company with respect to this or any other year.

     (2) Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

     (3) Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

     (4) Does not include collections from portfolios that are zero bases.

     (5) Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the current method utilized by the Company of the disclosure-only provisions of the original SFAS No. 123. . The effective date for implementation of SFAS No. 123R for the Company was October 1, 2005. The Company had been disclosing the impact on net income and earnings per share since the adoption of the original SFAS No. 123 and its amendment, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in the notes to the financial statements. As permitted by SFAS 148 and SFAS 123, we continued to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans through September 30, 2005. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were awarded during the three month period ended December 31, 2005.


In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future, although to date no impairment loss has been recorded.


SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchange of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement became effective October 1, 2005. . This statement is not expected to have an impact on the Company's financial results.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2005, our $100 million credit facility, all of which is variable debt, had an outstanding balance of $91.7 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire fiscal year. We do not invest in derivative financial or commodity instruments.

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

ITEM 1A. RISK FACTORS

     There were no material changes in any risk factors previously disclosed in the Company's Report on Form 10-K/A filed with the Securities & Exchange Commission on January 20, 2006

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Date: February 9, 2005            By: /s/ Mitchell Cohen
                                  ----------------------------------------------
                                  Mitchell Cohen, Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)