Form 10-Q
period 2006-03-01
ASTA FUNDING INC
filed 2006-05-10
CIK 1001258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

             As of May 2, 2006, the registrant had 13,621,157 common shares outstanding.
================================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I. Financial Information.........................................................................      2
Item 1.  Condensed Consolidated Financial Statements..................................................      2
         Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and
                    September 30, 2005................................................................      2
         Condensed Consolidated Statements of Operations for the six and three month periods ended
            March 31, 2006 and 2005 (unaudited).......................................................      3
         Condensed Consolidated Statement of Stockholders' Equity for the six month period ending
            March 31, 2006 (unaudited)................................................................      4
         Condensed Consolidated Statements of Cash Flows for the six month periods ended
            March 31, 2006 and 2005 (unaudited).......................................................      5
         Notes to Condensed Consolidated Financial Statements (unaudited).............................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........     17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................     24
Item 4.  Controls and Procedures......................................................................     24

Part II. Other Information............................................................................     25
Item 1.  Legal Proceedings............................................................................     25
Item 1A  Risk Factors.................................................................................     25
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds...................................     25
Item 3.  Defaults Upon Senior Securities..............................................................     25
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     25
Item 5.  Other Information............................................................................     26
Item 6.  Exhibits.....................................................................................     26
Signatures  ..........................................................................................     27
Section 302 Certificate of Principal Executive Officer................................................     28
Section 302 Certificate of Principal Financial Officer................................................     29
Section 906 Certificate of Principal Executive Officer................................................     30
Section 906 Certificate of Principal Financial Officer................................................     31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,          SEPTEMBER 30,
                                                                                2006                 2005
                                                                           --------------       --------------
                                                                             (UNAUDITED)
                                 ASSETS
Cash....................................................................   $    3,971,000       $    4,059,000
Consumer receivables acquired for liquidation...........................      237,206,000          172,727,000
Due from third party collection agencies and attorneys..................        2,830,000            1,425,000
Furniture and equipment, net............................................        1,061,000              989,000
Other assets............................................................        2,236,000              838,000
                                                                           --------------       --------------
          Total assets..................................................   $  247,304,000       $  180,038,000
                                                                           ==============       ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt.................................................................   $   72,000,000       $   29,285,000
   Other liabilities ...................................................        2,436,000            4,180,000
   Income taxes payable ................................................        7,921,000            1,243,000
   Deferred income taxes................................................          153,000              153,000
                                                                           --------------       --------------
          Total liabilities.............................................       82,510,000           34,861,000
                                                                           --------------       --------------

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding -- none
   Common stock, $.01 par value; authorized 30,000,000 shares;
   issued and outstanding -- 13,621,157 at March 31, 2006 and
   13,595,324 at September 30, 2005.....................................          136,000              136,000
   Additional paid-in capital...........................................       61,089,000           60,798,000
   Retained earnings....................................................      103,569,000           84,243,000
                                                                           --------------       --------------
          Total stockholders' equity....................................      164,794,000          145,177,000
                                                                           --------------       --------------
Total liabilities and stockholders' equity..............................   $  247,304,000       $  180,038,000
                                                                           ==============       ==============















      See accompanying notes to condensed consolidated financial statements

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                     Three Months Ended     Three Months Ended     Six Months Ended    Six Months Ended
                                       March 31, 2006         March 31, 2005        March 31, 2006      March 31, 2005
                                     -------------------    ------------------     ----------------    -----------------

Revenue:
Finance income, net                      $24,829,000           $16,662,000           $45,089,000           $30,492,000
                                         -----------           -----------           -----------           -----------



Expenses:
General and administrative                 4,848,000             3,925,000             8,800,000             6,969,000
Interest                                   1,302,000               496,000             1,965,000               903,000
                                         -----------           -----------           -----------           -----------

                                           6,150,000             4,421,000            10,765,000             7,872,000
                                         -----------           -----------           -----------           -----------


Income before income tax expense          18,679,000            12,241,000            34,324,000            22,620,000

Income tax expense                         7,576,000             4,960,000            13,909,000             9,164,000
                                         -----------           -----------           -----------           -----------

Net income                               $11,103,000           $ 7,281,000           $20,415,000           $13,456,000
                                         -----------           -----------           -----------           -----------


Net income per share:
Basic                                    $      0.82           $      0.54           $      1.50           $      1.00
                                         -----------           -----------           -----------           -----------

Diluted                                  $      0.76           $      0.51           $      1.40           $      0.94
                                         -----------           -----------           -----------           -----------


Weighted average number of common
  shares outstanding:

Basic                                     13,608,994            13,553,765            13,603,485            13,511,678
                                         -----------           -----------           -----------           -----------

Diluted                                   14,604,636            14,405,176            14,583,252            14,352,244
                                         -----------           -----------           -----------           -----------





      See accompanying notes to condensed consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                         ADDITIONAL
                                                     COMMON STOCK         PAID-IN     RETAINED
                                                  SHARES      AMOUNT      CAPITAL     EARNINGS           TOTAL
                                                ----------   ---------  -----------  ------------      ------------
Balance, September 30, 2005..................   13,595,324    $136,000  $60,798,000   $84,243,000      $145,177,000
Exercise of options..........................       25,833                  291,000             -           291,000
Dividends....................................            -           -            -    (1,089,000)       (1,089,000)
Net Income...................................            -           -            -    20,415,000        20,415,000
                                                ----------   ---------  -----------  ------------      ------------
Balance, March 31, 2006......................   13,621,157    $136,000  $61,089,000  $103,569,000      $164,794,000
                                                ==========   =========  ===========  ============      =============





















      See accompanying notes to condensed consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                             MARCH 31, 2006        MARCH 31, 2005
                                                                            ---------------       ----------------

Cash flows from operating activities:
 Net income .........................................................        $  20,415,000         $  13,456,000

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ......................................              264,000               240,000

Changes in:

 Due from third party collection agencies and attorneys .............           (1,405,000)           (6,426,000)
 Income taxes payable ...............................................            6,678,000            (3,058,000)
 Other assets .......................................................             (116,000)            1,465,000
 Other liabilities ..................................................           (1,812,000)             (633,000)
                                                                             -------------         -------------
    Net cash provided by operating activities .......................           24,024,000             5,044,000


Cash flows from investing activities:
 Purchase of consumer receivables acquired for liquidation ..........         (121,188,000)          (60,851,000)
 Principal collected on receivables acquired for liquidation ........           44,649,000            33,343,000
 Principal collected on receivable accounts represented by
       account sales ................................................           12,060,000            15,138,000

 Acquisition of businesses, net of cash acquired ....................           (1,406,000)          (13,521,000)

 Deposit on receivable purchase .....................................                 --               7,213,000

 Capital expenditures ...............................................             (213,000)             (214,000)
                                                                             -------------         -------------
    Net cash (used in) investing activities .........................          (66,098,000)          (18,892,000)
Cash flows from financing activities:
 Proceeds from exercise of options ..................................              291,000             1,185,000
 Tax benefit arising from exercise of non-qualified stock options....                 --                 119,000

 Dividends paid .....................................................           (1,020,000)             (944,000)
 Advances under line of credit, net .................................           42,715,000            12,759,000
                                                                             -------------         -------------
    Net cash provided by financing activities .......................           41,986,000            13,119,000
                                                                             -------------         -------------
Decrease in cash ....................................................              (88,000)             (729,000)
Cash at the beginning of period .....................................            4,059,000             3,344,000
                                                                             -------------         -------------
Cash at end of period ...............................................        $   3,971,000         $   2,615,000
                                                                             =============         =============
Supplemental disclosure of cash flow information:

 Cash paid during the period
  Interest ..........................................................        $   1,820,000         $     915,000
  Income taxes ......................................................        $   7,146,000         $  12,099,000

  Certain 2005 amounts have been reclassified to be comparative to 2006.



     See accompanying notes to condensed consolidated financial statements.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND BASIS OF PRESENTATION

  Business

     Asta Funding, Inc., together with its wholly owned subsidiaries, is engaged in the business of purchasing, managing and servicing non-performing and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. We acquire these portfolios at substantial discounts from their contractual amounts that are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

  Basis of Presentation

     The condensed consolidated balance sheets as of March 31, 2006 and the consolidated balance sheets as of September 30, 2005, (the September 30, 2005 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K/A) the consolidated statements of operations for the six and three month periods ended March 31, 2006 and 2005, respectively, the condensed consolidated statement of stockholders' equity as of and for the six months ended March 31, 2006 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2006 and 2005, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2006 and September 30, 2005, the results of operations for the six and three month periods ended March 31, 2006 and 2005 and cash flows for the six month periods ended March 31, 2006 and 2005 have been made. The results of operations for the six and three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

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



    Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the current method utilized by the Company of the disclosure-only provisions of the original SFAS No. 123. The effective date for implementation of SFAS No. 123R for the Company was October 1, 2005. The Company had been disclosing the impact on net income and earnings per share since the adoption of the original SFAS No. 123 and its amendment, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in the notes to the financial statements. As permitted by SFAS 148 and SFAS 123, we continued to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans through September 30, 2005. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were awarded during the six month period ended March 31, 2006.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
NOTE 1: BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

     In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future, although through March 31, 2006 no impairment loss has been recorded.

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


     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires a retrospective application to prior periods' financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2006, (the Company's fiscal year 2008.) This statement is not expected to have an impact on the Company's financial results.


   Reclassifications

     Certain items in prior year's financial statements have been reclassified to conform to current period's presentation.

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

     Prior to September 30, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Through March 31, 2006, the Company has not made any such downward adjustments to the carrying amount of any of its pools. Income on

                      ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)

finance receivables is earned based on each static pool's effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.


                                                                         FOR THE SIX MONTHS ENDED MARCH 31, 2006
                                                                 ----------------------------------------------------
                                                                    ACCRUAL             CASH
                                                                     BASIS              BASIS
                                                                   PORTFOLIOS         PORTFOLIOS             TOTAL
                                                                 -------------       -------------       -------------
Balance, beginning of period ...............................     $ 172,636,000       $      91,000       $ 172,727,000
Acquisitions of receivable portfolios, net .................       121,188,000                --           121,188,000
Net cash collections from collection of consumer
     receivables acquired for liquidation ..................       (73,470,000)         (2,022,000)        (75,492,000)
Net cash collections represented by account sales of
        consumer receivables acquired for liquidation ......       (26,071,000)           (235,000)        (26,306,000)

Transferred to cost recovery................................          (529,000)            529,000                --

Finance income recognized ..................................        43,067,000           2,022,000          45,089,000
                                                                 -------------       -------------       -------------
Balance, end of period .....................................     $ 236,821,000       $     385,000       $ 237,206,000
                                                                 =============       =============       =============
Finance income as a percentage of collections ..............              43.3%               89.6%               44.3%



                                                                        FOR THE SIX MONTHS ENDED MARCH 31, 2005
                                                                  ----------------------------------------------------
                                                                    ACCRUAL             CASH
                                                                     BASIS              BASIS
                                                                   PORTFOLIOS         PORTFOLIOS            TOTAL
                                                                 -------------       -------------      -------------
Balance, beginning of period ...............................     $ 144,812,000       $   1,353,000      $ 146,165,000
Acquisitions of receivable portfolios, net .................        73,337,000                --           73,337,000
Net cash collections from collection of consumer
     receivables acquired for liquidation ..................       (51,980,000)         (2,452,000)       (54,432,000)
Net cash collections represented by account sales of
        consumer receivables acquired for liquidation.......       (23,042,000)         (1,499,000)       (24,541,000)
Finance income recognized ..................................        27,367,000           3,125,000         30,492,000
                                                                 -------------       -------------      -------------
Balance, end of period .....................................     $ 170,494,000       $     527,000      $ 171,021,000
                                                                 =============       =============      =============
Finance income as a percentage of collections ..............              36.5%               79.1%              38.6%

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)


                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                                  ----------------------------------------------------
                                                                   ACCRUAL              CASH
                                                                    BASIS               BASIS
                                                                  PORTFOLIOS          PORTFOLIOS             TOTAL
                                                                 -------------       -------------       -------------
Balance, beginning of period ...............................     $ 248,758,000       $     425,000       $ 249,183,000
Acquisitions of receivable portfolios, net .................        18,783,000                --            18,783,000
Net cash collections from collections of consumer
         receivables acquired for liquidation ..............       (42,408,000)           (849,000)        (43,257,000)
Net cash collections represented by account sales of
          consumer receivables acquired for liquidation ....       (12,332,000)               --           (12,332,000)
Finance income recognized ..................................        24,020,000             809,000          24,829,000
                                                                 -------------       -------------       -------------
Balance, end of period .....................................     $ 236,821,000       $     385,000       $ 237,206,000
                                                                 =============       =============       =============
Finance income as a percentage of collections ..............              43.9%               95.3%               44.7%



                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                -----------------------------------------------------
                                                                  ACCRUAL              CASH
                                                                   BASIS               BASIS
                                                                 PORTFOLIOS          PORTFOLIOS            TOTAL
                                                                -------------       -------------       -------------
Balance, beginning of period ..............................     $ 159,195,000       $     581,000       $ 159,776,000
Acquisitions of receivable portfolios, net ................        36,795,000                --            36,795,000
Net cash collections from collections of consumer
         receivables acquired for liquidation .............       (31,524.000)         (1,103,000)        (32,627,000)
Net cash collections represented by account sales of
          consumer receivables acquired for liquidation ...        (9,555,000)               --            (9,555,000)
Finance income recognized .................................        15,583,000           1,049,000          16,632,000
                                                                -------------       -------------       -------------
Balance, end of period ....................................     $ 170,494,000       $     527,000       $ 171,021,000
                                                                =============       =============       =============
Finance income as a percentage of collections .............              37.9%               95.1%               39.4%


     In March 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC, a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company include portfolios of distressed consumer receivable debt of approximately $197 million that consist of paying accounts, accounts already within a legal network, and non paying accounts. The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)

     As of March 31, 2006 the Company had $237,206,000 in consumer receivables acquired for liquidation. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:


September 30, 2006 (six months ending)                   $ 22,886,000
September 30, 2007                                         70,675,000
September 30, 2008                                         63,506,000
September 30, 2009                                         50,048,000
September 30, 2010                                         29,701,000
September 30, 2011                                              5,000
                                                         ------------
Total                                                    $236,821,000
                                                         ============

     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2006. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the three months and six months ended March 31, 2006 are as follows:

                                                              SIX MONTHS
                                                                ENDED
                                                            MARCH 31, 2006
                                                            --------------

Balance at beginning of period, September 30, 2005            $ 94,022,000

Income recognized on finance receivables, net                  (43,067,000)
Additions representing expected revenue from purchases          71,670,000
Reclassifications from nonaccretable difference                 31,234,000
                                                              ------------
Balance at end of period, March 31, 2006                      $153,859,000
                                                              ============


                                                             THREE MONTHS
                                                                 ENDED
                                                             MARCH 31, 2006
                                                             --------------
Balance at beginning of period, December 31, 2005             $ 135,306,000

Income recognized on finance receivables, net                   (24,020,000)
Additions representing expected revenue from purchases           11,339,000
Reclassifications from nonaccretable difference                  31,234,000
                                                               ------------
Balance at end of period, March 31, 2006                       $153,859,000
                                                               ============

     During the six months ended March 31, 2006, the Company purchased $2.5 billion of face value charged-off consumer receivables at a cost of $121.2 million. During the three months ended March 31, 2006 the Company purchased $351.3 million of face value charged-off consumer receivables at a cost of $18.8 million. At March 31, 2006, the estimated remaining net collections on the receivables purchased in the six months ended March 31, 2006 are $171.8 million.

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)


     The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the three and six month periods ended March 31, 2006 and 2005, respectively.

                                      FOR THE SIX MONTHS ENDED MARCH 31,
                                      ----------------------------------
                                          2006               2005
                                          ----               ----

Gross collections (1)                 $145,032,000         $104,931,000

Commissions and fees (2)                43,234,000           25,958,000
                                      ------------         ------------

Net collections                       $101,798,000         $ 78,973,000
                                      ============         ============


                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------
                                          2006               2005
                                          ----               ----

Gross collections (1)                 $ 79,304,000         $ 51,500,000

Commissions and fees (2)                23,715,000            9,318,000
                                      ------------         ------------

Net collections                       $ 55,589,000         $ 42,182,000
                                      ============         =============

         (1) Gross collections include: collection from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

         (2) Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs.


NOTE  4: FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of the dates indicated:

                                                   MARCH 31,     SEPTEMBER 30,
                                                     2006            2005
                                               -------------     -------------
Furniture..................................     $    307,000     $    307,000
Equipment..................................        2,353,000        2,108,000
                                               -------------      -----------
                                                   2,660,000        2,415,000
Less accumulated depreciation..............        1,599,000        1,426,000
                                               -------------      -----------
Balance, end of period.....................   $    1,061,000     $    989,000
                                                 ===========      ===========

                      ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 5: DEBT

     In January 2006, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a consortium of banks from $100 million to $125 million. The amended and restated loan and security agreement expiration date remains May 11, 2006. (see below) The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate plus or minus an applicable margin based on certain leverage ratios (the applicable rate was 7.25% at March 31, 2006, with an average rate of 6.69% for the six month period ended March 31, 2006). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of March 31, 2006, $72.0 million was outstanding. The Company is currently in negotiations for a new, increased credit facility and has agreed with its lenders to extend the current agreement for sixty days until a new agreement can be finalized.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Employment Agreements

     We have an employment agreement with one executive and are in the process of formalizing new employment agreements with two other executive officers. Such agreement and anticipated agreements provide for base salary payments as well as bonuses. The agreements also contain confidentiality and non-compete provisions.

Leases

     We are a party to two operating leases with respect to our facilities in Englewood Cliffs, New Jersey and Bethlehem, Pennsylvania. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, for additional information.

Litigation

     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of May 9, 2006, we were not involved in any material litigation in which we were a defendant.

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

     Under the interest method, we recognize income on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such estimated collections. Finance income arising from collections in excess of anticipated amounts attributed to timing differences, is deferred. The estimated future cash flows are revaluated quarterly. Under the cost recovery method, no finance income is recognized until we have fully collected the cost of the portfolio

     We recognize income net of collection fees paid to third-party collection agencies. With respect to amounts collected in-house, such finance income is recognized at the gross amount collected. Income from finance receivables was recognized over the periods from the date of purchase to the estimated collection date.

                      ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 8: INCOME TAXES

     The provision for income tax expense reflects income tax expense at an effective rate of approximately 40.5% for the six and three month periods ending March 31, 2006 and 2005.

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

     The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2006 and 2005:

                                                          SIX MONTHS ENDED MARCH 31,

                                                   2006                                   2005
                                     ---------------------------------     --------------------------------------
                                                   WEIGHTED                              WEIGHTED
                                        NET         AVERAGE   PER SHARE     NET           AVERAGE     PER SHARE
                                      INCOME        SHARES      AMOUNT     INCOME         SHARES       AMOUNT
                                      ---------   ----------  --------   ----------     ------------  --------
Basic............................    $20,415,000  13,603,485     $1.50    $13,456,000    13,511,678     $1.00
                                                               =======                               ========
Effect of Dilutive Stock.........                    979,767                                840,566
                                    ------------  ----------             ------------  -----------
Diluted..........................    $20,415,000  14,583,252     $1.40    $13,456,000    14,352,244     $0.94
                                    ============  ==========   =======   ============  ============  ========

                                                           THREE MONTHS ENDED MARCH 31,
                                                   2006                                   2005
                                     -----------------------------------   -----------------------------------
                                                   WEIGHTED                              WEIGHTED
                                        NET         AVERAGE   PER SHARE      NET         AVERAGE     PER SHARE
                                      INCOME        SHARES     AMOUNT       INCOME        SHARES       AMOUNT
                                    ------------  ----------  ---------  ------------   ------------  --------
Basic............................    $11,103,000  13,608,994     $0.82     $7,281,000    13,553,765     $0.54
                                                               =======                               ========
Effect of Dilutive Stock.........                    995,642                                851,411
                                    ------------  ----------             ------------  ------------
Diluted..........................    $11,103,000  14,604,636     $0.76     $7,281,000    14,405,176     $0.51
                                    ============  ==========   =======   ============  ============  ========


NOTE 10: STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment ("SFAS 123R"). SFAS 123R which the Company adopted October 1, 2005, requires that compensation expense associated with stock options be recognized in the statement of operations, rather than a disclosure in the notes to the Company's consolidated financial statements.


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

                      ASTA FUNDING, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


NOTE 10: STOCK-BASED COMPENSATION (CONTINUED)

     Financial Accounting Standards Board ("FASB") Financial Interpretation No. 44 would require the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award's original terms. The Company would be required to begin to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the period October 1, 2005 through April 30, 2007. Such estimates would be based on such factors such as historical and expected employee turnover rates and similar statistics. Of the 587,000 stock option that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 547,000 are attributable to officers and directors of the Company representing $9.0 million of the $9.7 million intrinsic value of the newly vested stock options. The Company is unable to estimate the number of options that employees will ultimately retain that otherwise would have been forfeited, absent the modification. Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense resulting from the new measurement date has been recognized through March 31, 2006 or, prior to the employees' termination. The Company will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to. In the event the Company grants stock options under the stock option plans, the Company will recognize compensation expense in accordance with Financial Interpretation No. 44. The primary purpose of the accelerated vesting is to eliminate the compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated stock options based upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment ("SFAS 123R").

     Pro-forma net income for the three and six months ended March 31, 2005 if the fair value based method as prescribed by disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation and SFAS No. 148 Accounting for Stock Based Compensation - Transition and Disclosure" is displayed in the following table.


                                                                                SIX MONTHS         THREE MONTHS
                                                                               ENDED MARCH 31,    ENDED MARCH 31,
                                                                                    2005              2005
                                                                                ------------       -------------
Net income as reported......................................................    $ 13,456,000       $  7,281,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects.............     (1,114,000)           (558,000)
                                                                                ------------       ------------
Pro forma net income........................................................    $ 12,342,000       $  6,723,000
                                                                                ============       ============
Earnings per share:
 Basic -- as reported........................................................   $       1.00      $        0.54
                                                                                ============       ============
 Basic -- pro forma..........................................................   $       0.91      $        0.50
                                                                                ============       ============
 Diluted -- as reported......................................................   $       0.94      $        0.51
                                                                                ============       ============
 Diluted -- pro forma........................................................   $       0.86      $        0.47
                                                                                ============       ============



     The weighted average fair value of the options granted during 2005 was $18.25 per share on the dates of grant, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.0083% (2005) weighted average volatility 40.128% (2005), expected life 10 years, weighted average risk free interest rate of 4.1900% in 2005.

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 11: STOCK OPTION PLANS

Equity Compensation Plan

         On December 1, 2005, the Board of Directors adopted the Company's Equity Compensation Plan (the "Equity Compensation Plan"), subject to the approval of the stockholders of the Company. The Equity Compensation Plan was adopted to supplement the Company's existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. The Equity Compensation Plan was ratified by the shareholders on March 1, 2006.

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

         The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 404,667 were available as of March 31, 2006. As of March 31, 2006, approximately 140 of the Company's employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.

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

                      ASTA FUNDING, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 11: STOCK-OPTION PLANS - (CONTINUED)

The following table summarizes stock option transactions under the plans:

                                                                       SIX MONTHS ENDED MARCH 31,
                                                             --------------------------------------------------
                                                                    2006                         2005
                                                             ----------------------     -----------------------
                                                                          WEIGHTED                     WEIGHTED
                                                                           AVERAGE                     AVERAGE
                                                                          EXERCISE                     EXERCISE
                                                              SHARES        PRICE        SHARES         PRICE
                                                             ---------    ---------     ---------      --------
Outstanding options at the beginning of period..........     1,580,605     $ 9.1082     1,364,171       $6.2700
Options granted.........................................           -0-       0.0000       402,500       18.2502
Options exercised.......................................       (25,833)     11.2895      (131,453)       9.0114
Options cancelled.......................................           -0-       0.0000       (40,002)      11.7144
                                                             ---------     --------     ---------      --------
Outstanding options at the end of period................     1,554,772     $ 9.0720     1,595,216      $ 8.9267
                                                             ---------                  ---------

Exercisable options at the end of period................     1,554,772     $ 9.0720     1,013,004      $ 4.6063
                                                             ---------                  ---------


     The following table summarizes information about the Plans outstanding options as of March 31, 2006:

                                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                              ---------------------------------------     ------------------------
                                                               WEIGHTED
                                                                AVERAGE       WEIGHTED                    WEIGHTED
                                                               REMAINING       AVERAGE                     AVERAGE
                                                NUMBER        CONTRACTUAL     EXERCISE      NUMBER         EXERCISE
RANGE OF EXERCISE PRICE                       OUTSTANDING   LIFE (IN YEARS)     PRICE     EXERCISABLE       PRICE
--------------------                          -----------   ---------------  ---------    ------------   ----------
$0.0000 - $2.2360.......................        200,000            3.2       $  0.8125       200,000     $  0.8125
$2.2361 - $4.4720.......................        520,000            3.5          2.5644       520,000        2.5644
$4.4721 - $6.7080.......................        135,334            6.5          4.8345       135,334        4.8345
$13.4161 - $15.6520.....................        245,002            7.6         14.8700       245,002       14.8700
$15.6521 - $17.8880.....................         31,944            8.4         16.5347        31,944       16.5347
$17.8881 - $20.1240.....................        402,492            8.6         18.2266       402,492       18.2266
$20.1241 - $22.3600.....................         20,000            8.9         22.3600        20,000       22.3600
                                             ----------           ----         --------    ---------     ---------
                                              1,554,772            5.9         $9.0720     1,554,772     $  9.0720
                                             ==========                                    ========

NOTE 12: STOCKHOLDERS' EQUITY

     For the six months ended March 31, 2006, we declared dividends of $1,089,000 of which $545,000 was accrued as of March 31, 2006 and paid May 1, 2006.

NOTE 13: ACQUISITION

     In February 2006 the Company acquired VATIV Recovery Solutions LLC for approximately $1.4 million in cash. VATV provides nationwide bankruptcy and deceased account servicing. The purchase price has been tentatively and substantially allocated to goodwill.

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

     o    other sources.

     CAUTIONS WITH RESPECT TO FORWARD LOOKING STATEMENTS

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

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the Securities and Exchange Commission are available free of charge through our website at www.astafunding.com. Information on our website does not constitute a part of this report. The SEC also maintains an internet site (www.sec.gov) that contains reports and information statements and other information regarding issuers such as ourselves who file electronically with the SEC.

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

     The Company adjusts the accretable yield upward when it believes, based on available evidence, that the portfolio collections will exceed amounts previously estimated. Portfolios tracking below estimates may result in an impairment charge.

     The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18 - 24 months after acquiring the portfolio, although additional amounts are collected over the remaining periods. The estimated future cash flows of the portfolios are reevaluated quarterly.

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

RESULTS OF OPERATIONS

     THE SIX-MONTH PERIOD ENDED MARCH 31, 2006, COMPARED TO THE SIX-MONTH PERIOD ENDED MARCH 31, 2005

     Finance income. During the six-month period ended March 31, 2006, finance income increased $14.6 million or 47.9% to $45.1 million from $30.5 million for the six-month period ended March 31, 2005. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six-months ended March 31, 2006, as compared to the same prior year period coupled with revenue recognized by adjustments to accretable yields on certain portfolios. Based on the available information, and based on improved liquidation rates from our third party collection agencies and attorneys, management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue, we have adjusted our accretable yield by $31.2 million. The average outstanding accounts increased from $158.6 million for the six month period ended March 31, 2005 to $205.0 million for the same period of 2006. During the six-months ended March 31, 2006, we acquired receivables at a cost of $121.2 million as compared to $73.3 million during the six- months ended March 31, 2005 and for year ended September 30, 2005, we acquired receivables at a cost of $126.0 million as compared to $103.7 million for the year ended September 30, 2004. During the six-month period ended March 31, 2006, the commissions and fees associated with gross collections from our third-party collection agencies and attorneys increased $17.2 million or 66.6% to $43.2 million from $26.0 million for the six-month period ended March 31, 2005. The increase is indicative of a shift to the suit strategy implemented by the Company. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will rise, however, they should stabilize in the range of 30% to 32% of gross collections based upon the current mix of the portfolio.

     General and Administrative Expenses. During the six-month period ended March 31, 2006, general and administrative expenses increased $1.9 million, or 26.3% to $8.8 million from $6.9 million for the six-months ended March 31, 2005, and represented 81.7% of total expenses (excluding income taxes) for the six months ended March 31, 2006. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the six-month period ended March 31, 2006, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the six-months ended March 31, 2006, as compared to the same prior year period with the average balance increasing 29.2 %. A majority of the increased costs were from collection expenses including printing, postage and delivery costs, salary and related benefits, telephone charges, offset by reduced professional fees, as work related to contracts and other legal matters has been brought in-house.

      Interest Expense. During the six-month period ended March 31, 2006, interest expense increased to $2.0 million from $0.9 million in the same prior year period and represented 18.3% of total expenses (excluding income taxes) for the six-month period ended March 31, 2006. The increase was due to an increase in average outstanding borrowings coupled with a slightly higher interest during the six-month period ended March 31, 2006, as compared to the same period in the prior year. The weighted average balance increased from $36.9 for the six month period ended March 31, 2005 to $61.0 million for the same period of fiscal year 2006. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation.

THE THREE-MONTH PERIOD ENDED MARCH 31, 2006, COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2005

     Finance income. During the three-month period ended March 31, 2006, finance income increased $8.1 million or 49.0% to $24.8 million from $16.7 million for the three-month period ended March 31, 2005. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six and three-month periods ended March 31, 2006, as compared to the same prior year periods, coupled with revenue recognized by adjustments to accretable yields on certain portfolios. Based on the available information, and based on improved liquidation rates from our third party collection agencies and attorneys, management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue, we have adjusted our accretable yield by $31.2 million.

     The average balance outstanding increased from $165.4 million for the second quarter of 2005, to $243.2 million during the same period of fiscal 2006. During the three months ended March 31, 2006, we acquired receivables at a cost of $18.8 million, as compared to $36.8 million during the three months ended March 31, 2005. For year ended September 30, 2005, we acquired receivables at a cost of $126.0 million as compared to $103.7 million for the year ended September 30, 2004. During the three-month period ended March 31, 2006, the commissions and fees associated with gross collections from our third-party collection agencies and attorneys increased $14.4 million or 154.5% to $23.7 million from $9.3 million for the three-month period ended March 31, 2005.

     General and Administrative Expenses. During the three-month period ended March 31, 2006, general and administrative expenses increased $0.9 million, or 23.5% to $4.8 million from $3.9 million for the three-months ended March 31, 2005 and represented 78.8% of total expenses (excluding income taxes) for the three months ended March 31, 2006 The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended March 31, 2006, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three-months ended March 31, 2006, as compared to the same prior year period. A majority of the increased costs were from collection expenses including printing, delivery, data processing costs, salaries and related benefits and telephone charges, slightly offset by lower professional fees and postage charges for the quarter.

     Interest Expense. During the three-month period ended March 31, 2006, interest expense increased to $1.3 million from $.5 million in the same period of the prior year and represented 21.2 % of total expenses (excluding income taxes) for the three-month period ended March 31, 2006. The increase was due to an increase in average outstanding borrowings coupled with a slightly higher interest rate during the three-month period ended March 31, 2006, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $125 million line of credit for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $125 million line of credit with a consortium of banks. As of March 31, 2006, there was a $72.0 million outstanding balance under this facility. As of March 31, 2006, our cash and cash equivalents decreased $0.1 million to $4.0 million from $4.1 million at September 30, 2005. The decrease in cash and cash equivalents during the three month period ended March 31, 2006, was due to an increase in consumer receivable purchases, higher dividend and interest payments offset by lower tax payments during the six months ended March 31, 2006, as compared to the same period in the prior year as we were in a pre-paid tax position at the end of September 30, 2005.

     Net cash provided by operating activities was $24.0 million during the six months ended March 31, 2006, compared to net cash provided by operating activities of $5.0 million during the six months ended March 31, 2005. The increase in net cash provided by operating activities was primarily due to the increase in net income and a decrease in income tax payments and a decrease in the amount due from third party collection agencies and attorneys. Net cash used in investing activities was $66.1 million during the six months ended March 31, 2006, compared to net cash used by investing activities of $18.9 million during the six months ended March 31, 2005. The increase in net cash used by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the six months ended March 31, 2006, compared to the same period in the prior year. In addition, the Company acquired Vativ Recovery Solutions, LLC during the second quarter. Net cash provided by financing activities was $42.0 million and $13.1 million during the six month periods ended March 31, 2006, and 2005, respectively. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under our line of credit which was due to an increase in accounts acquired for liquidation during the six months ended March 31, 2006, as compared to the same prior year period.

     The advances under the credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. In January 2006, the line of credit was increased to $125 million from $100 million. The Company is currently in negotiations for a new, increased credit facility and has agreed with its lenders to extend the current agreement for sixty days until a new agreement can be finalized.

     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the six months ended March 31, 2006, we acquired consumer receivable portfolios at a cost of approximately $121.2 million. These acquisitions were financed with our credit facility and cash flows from operating activities.

     We anticipate the funds available under our current renegotiated credit facility and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. If for any reason our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), we may be required to seek additional funding.

     From time to time, we evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following:


                                                                      FOR THE SIX MONTHS ENDED MARCH 31, 2006
                                                                -----------------------------------------------------
                                                                   ACCRUAL             CASH
                                                                    BASIS              BASIS
                                                                  PORTFOLIOS         PORTFOLIOS           TOTAL
                                                                -------------       -------------       -------------
Balance, beginning of period ..............................     $ 172,636,000       $      91,000       $ 172,727,000
Acquisitions of receivable portfolios, net ................       121,188,000                --           121,188,000
Net cash collections from collection of consumer
     receivables acquired for liquidation .................       (73,470,000)         (2,022,000)        (75,492,000)

Net cash collections represented by account sales of
        consumer receivables acquired for liquidation .....       (26,071,000)           (235,000)        (26,306,000)

Transferred to cost recovery...............................          (529,000)            529,000                --

Finance income recognized .................................        43,067,000           2,022,000          45,089,000
                                                                -------------       -------------       -------------
Balance, end of period ....................................     $ 236,821,000       $     385,000       $ 237,206,000
                                                                =============       =============       =============
     Finance income as a percentage of collections ........              43.3%               89.6%               44.3%

                                                                         FOR THE SIX MONTHS ENDED MARCH 31, 2005
                                                                  ---------------------------------------------------
                                                                    ACCRUAL             CASH
                                                                     BASIS              BASIS
                                                                   PORTFOLIOS         PORTFOLIOS             TOTAL
                                                                 -------------       -------------       -------------
Balance, beginning of period ...............................     $ 144,812,000       $   1,353,000       $ 146,165,000
Acquisitions of receivable portfolios, net .................        73,337,000                --            73,337,000
Net cash collections from collection of consumer
     receivables acquired for liquidation ..................       (51,980,000)         (2,452,000)        (54,432,000)

Net cash collections represented by account sales of
        consumer receivables acquired for liquidation.......       (23,042,000)         (1,499,000)        (24,541,000)
Finance income recognized ..................................        27,367,000           3,125,000          30,492,000
                                                                 -------------       -------------       -------------
Balance, end of period .....................................     $ 170,494,000       $     527,000       $ 171,021,000
                                                                 =============       =============       =============
Finance income as a percentage of collections ..............              36.5%               79.1%               38.6%



                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                                -----------------------------------------------------
                                                                     ACCRUAL           CASH
                                                                      BASIS            BASIS
                                                                   PORTFOLIOS        PORTFOLIOS           TOTAL
                                                                -------------       -------------       -------------
Balance, beginning of period ..............................     $ 248,758,000       $     425,000       $ 249,183,000
Acquisitions of receivable portfolios, net ................        18,783,000                --            18,783,000
Net cash collections from collections of consumer
         receivables acquired for liquidation .............       (42,408,000)           (849,000)        (43,257,000)
Net cash collections represented by account sales of
          consumer receivables acquired for liquidation....       (12,332,000)               --           (12,332,000)

Finance income recognized .................................        24,020,000             809,000          24,829,000
                                                                -------------       -------------       -------------
Balance, end of period ....................................     $ 236,821,000       $     385,000       $ 237,206,000
                                                                =============       =============       =============
Finance income as a percentage of collections .............              43.9%               95.3%               44.7%


                                                                      FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                -----------------------------------------------------
                                                                     ACCRUAL           CASH
                                                                      BASIS            BASIS
                                                                   PORTFOLIOS       PORTFOLIOS          TOTAL
                                                                -------------       -------------       -------------
Balance, beginning of period ..............................     $ 159,195,000       $     581,000       $ 159,776,000
Acquisitions of receivable portfolios, net ................        36,795,000                --            36,795,000
Net cash collections from collections of consumer
         receivables acquired for liquidation .............       (31,524,000)         (1,103,000)        (32,627,000)
Net cash collections represented by account sales of
          consumer receivables acquired for liquidation....        (9,555,000)               --            (9,555,000)

Finance income recognized .................................        15,583,000           1,049,000          16,632,000
                                                                -------------       -------------       -------------
Balance, end of period ....................................     $ 170,494,000       $     527,000       $ 171,021,000
                                                                =============       =============       =============
Finance income as a percentage of collections .............              37.9%               95.1%               39.4%

ADDITIONAL SUPPLEMENTARY INFORMATION:

     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the six months ended March 31, 2006, we purchased portfolios with an aggregate purchase price of $121.2 million with a face value of $2.5 billion.

     Prior to October 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective October 1, 2005, we adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." Practice Bulletin 6 was amended by SOP 03-3 as described further. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is earned based on each static pool's effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly.



                    COLLECTIONS REPRESENTED BY ACCOUNT SALES


                                                   Collections
                                                   Represented       Finance
                                                    By Account        Income
Period                                                Sales           Earned
------                                             ------------    ------------
Six months ended March 31, 2006                     $26,306,000    $14,246,000

Three months ended March 31, 2006                   $12,332,000    $ 7,794,000



Six months ended March 31, 2005                     $24,541,000    $ 9,403,000

Three months ended March 31, 2005                   $ 9,555,000    $ 3,604,000

PORTFOLIO PERFORMANCE (1)

                                                                                              Total estimated      # of Weighted
                                         Cash Collections    Estimated         Total          Collections as a     Average Days
                            Purchase      Including Cash     Remaining        Estimated        Percentage of     Held During First
Purchase Period             Price (2)       Sales (3)      Collections (4)  Collections (5)    Purchase Price      Year Acquired
---------------             ---------       ---------      ---------------  ---------------    --------------     ----------------
2001                      $ 65,120,000    $  94,426,000              $0       $94,426,000          145%                119

2002                        36,557,000       51,488,000              $0        51,488,000          141%                183

2003                       115,626,000      151,824,000       44,865,000      196,689,000          170%                 81

2004                       103,743,000      114,217,000       47,754,000      161,971,000          156%                170

2005                       126,023,000       74,917,000      126,224,000      201,141,000          160%                181

2006 (Through 2nd Quarter) 121,188,000       21,626,000      171,837,000      193,463,000          160%                103



     (1) Total collections do not represent full collections of the Company with respect to this or any other year.

     (2) Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

     (3) Net cash collections include: net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and net collections represented by account sales. Net collections are from the inception of the portfolio acquisition.

     (4) Does not include estimated collections from portfolios that are zero bases.

     (5) Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.



RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the current method utilized by the Company of the disclosure-only provisions of the original SFAS No. 123. The effective date for implementation of SFAS No. 123R for the Company was October 1, 2005. The Company had been disclosing the impact on net income and earnings per share since the adoption of the original SFAS No. 123 and its amendment, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in the notes to the financial statements. As permitted by SFAS 148 and SFAS 123, we continued to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans through September 30, 2005. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were awarded during the six month period ended March 31, 2006.


     In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. We believe the implementation of this SOP will make it more likely that an impairment loss may be recorded some time in the future, although through March 31, 2006, no impairment loss has been recorded.


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

ITEM 4. CONTROLS AND PROCEDURES

  a.     Disclosure Controls and Procedures.

     During the six month period ended March 31, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

  b. Changes in Internal Controls Over Financial Reporting.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of May 9, 2006, we were not involved in any material litigation in which we were a defendant.

ITEM 1A. RISK FACTORS

         There were no material changes in any risk factors previously disclosed in the Company's Report on Form 10-K/A filed with the Securities & Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting on March 1, 2006. At that meeting, the following matters were voted on and received the votes indicated:

                                                                      Authority
     Election of Directors                              For           Withheld
     ---------------------                              ---           --------
Gary Stern ....................................     11,839,393        518,361

Arthur Stern ..................................     11,838,367        519,387

Herman Badillo ................................     11,604,266        753,488

David Slackman.................................     11,773,019        584,735

Edward Celano .................................     11,640,600        717,154

Harvey Leibowitz ..............................     11,542,656        815,098

Alan Rivera ...................................     11,908,539        449,215

Louis A. Piccolo ..............................     12,004,626        353,128



     Approve adoption of the Asta Funding, Inc. Equity Compensation Plan:



         Votes For      Votes Against    Votes Abstain       Unvoted
         ---------      -------------    -------------       --------

         7,798,948        1,225,950          36,094         3,296,762

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (a) Exhibits

         10.1 Third Amendment and Restated Loan and Security Agreement dated as of May 11, 2004 (as amended, modified, supplemented or restated from time to time, the "Credit Agreement").

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



                                 ASTA FUNDING, INC.
                                 (Registrant)

Date: May 9, 2006                By: /s/ Gary Stern
                                 --------------------------------------
                                 Gary Stern, President, Chief Executive Officer
                                 (Principal Executive Officer)

Date: May 9, 2006                By: /s/ Mitchell Cohen
                                 --------------------------------------
                                 Mitchell Cohen, Chief Financial Officer

Sw                               (Principal Financial Officer and
                                 Principal Accounting Officer)