Form 10-Q
period 2006-06-30
ASTA FUNDING INC
filed 2006-08-09
CIK 1001258

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of August 1, 2006, the registrant had 13,694,490 common shares outstanding.

================================================================================

                               ASTA FUNDING, INC.

                               INDEX TO FORM 10-Q

Part I.    Financial Information......................................................................      2
Item 1.    Condensed Consolidated Financial Statements................................................      2
           Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited)
             and September  30, 2005..................................................................      2
           Condensed Consolidated Statements of Operations for the nine and three month periods ended
             June 30, 2006 and 2005 (unaudited).......................................................      3
           Condensed Consolidated Statement of Stockholders' Equity for the nine month period ending
             June 30, 2006 (unaudited)................................................................      4
           Condensed Consolidated Statements of Cash Flows for the nine month periods ended
             June 30, 2006 and 2005 (unaudited).......................................................      5
           Notes to Condensed Consolidated Financial Statements (unaudited)...........................      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......     18
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................     26
Item 4.    Controls and Procedures....................................................................     26
Part II.   Other Information..........................................................................     27
Item 1.    Legal Proceedings..........................................................................     27
Item 1A    Risk Factors...............................................................................     27
Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.................................     27
Item 3.    Defaults Upon Senior Securities............................................................     27
Item 4.    Submission of Matters to a Vote of Security Holders........................................     27
Item 5.    Other Information..........................................................................     27
Item 6.    Exhibits...................................................................................     27
Signatures  ..........................................................................................     28
Exhibit 31.1 - Section 302 Certification of Chief Executive Officer...................................     29
Exhibit 31.2 - Section 302 Certification of Chief Financial Officer...................................     30
Exhibit 32.1 - Section 906 Certification of Chief Executive Officer...................................     31
Exhibit 32.2 - Section 906 Certification of Chief Financial Officer...................................     32

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,           SEPTEMBER 30,
                                                                                   2006                 2005
                                                                                -----------         -------------
                                                                                (UNAUDITED)
                                 ASSETS
Cash ..................................................................         $  4,710,000         $  4,059,000
Consumer receivables acquired for liquidation, net (Note 5)............          236,039,000          172,727,000
Due from third party collection agencies and attorneys ................            1,738,000            1,425,000
Furniture and equipment, net ..........................................            1,123,000              989,000
Other assets ..........................................................            2,198,000              838,000
                                                                                ------------         ------------
          Total assets ................................................         $245,808,000         $180,038,000
                                                                                ============         ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Debt ...............................................................         $ 65,287,000         $ 29,285,000
   Other liabilities ..................................................            3,167,000            4,180,000
   Income taxes payable ...............................................              769,000            1,243,000
   Deferred income taxes ..............................................              153,000              153,000
                                                                                ------------         ------------
          Total liabilities ...........................................           69,376,000           34,861,000
                                                                                ------------         ------------

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding -- none
   Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding -- 13,634,490 at
   June 30, 2006 and 13,595,324 at September  30, 2005 ................              136,000              136,000
   Additional paid-in capital .........................................           61,493,000           60,798,000
   Retained earnings ..................................................          114,803,000           84,243,000
                                                                                ------------         ------------
          Total stockholders' equity ..................................          176,432,000          145,177,000
                                                                                ------------         ------------
Total liabilities and stockholders' equity ............................         $245,808,000         $180,038,000
                                                                                ============         ============

      See accompanying notes to condensed consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months     Three Months      Nine Months       Nine Months
                                                           Ended            Ended             Ended             Ended
                                                       June 30, 2006     June 30, 2005    June 30, 2006     June 30, 2005
                                                       -------------     -------------    -------------     -------------
Revenues:
Finance income                                           $26,090,000      $19,028,000      $71,179,000      $49,520,000
Other income                                                 336,000               --          336,000               --
                                                         -----------      -----------      -----------      -----------
                                                          26,426,000       19,028,000       71,515,000       49,520,000

Expenses:
General and administrative                                 4,692,000        4,153,000       13,492,000       11,122,000
Interest                                                   1,249,000          512,000        3,214,000        1,415,000
Impairment                                                   675,000               --          675,000               --
                                                         -----------      -----------      -----------      -----------

                                                           6,616,000        4,665,000       17,381,000       12,537,000
                                                         -----------      -----------      -----------      -----------

Income before income taxes                                19,810,000       14,363,000       54,134,000       36,983,000

Income tax expense                                         8,030,000        5,827,000       21,939,000       14,991,000
                                                         -----------      -----------      -----------      -----------

Net income                                               $11,780,000      $ 8,536,000      $32,195,000      $21,992,000
                                                         -----------      -----------      -----------      -----------

Net income per share:

Basic                                                    $      0.86      $      0.63      $      2.37      $      1.63
                                                         -----------      -----------      -----------      -----------

Diluted                                                  $      0.80      $      0.59      $      2.20      $      1.53
                                                         -----------      -----------      -----------      -----------


Weighted average number of shares outstanding:

Basic                                                     13,628,776       13,569,128       13,611,915       13,528,513
                                                         -----------      -----------      -----------      -----------

Diluted                                                   14,639,432       14,424,266       14,604,678       14,377,402
                                                         -----------      -----------      -----------      -----------


      See accompanying notes to condensed consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      ADDITIONAL
                                                           COMMON STOCK                 PAID-IN            RETAINED
                                                     SHARES           AMOUNT            CAPITAL            EARNINGS        TOTAL
                                                   ----------       ----------      ------------         ------------   ------------
Balance, September 30, 2005 .................       13,595,324    $     136,000    $  60,798,000    $  84,243,000     $ 145,177,000
Exercise of options .........................           39,166               --          590,000               --           590,000
Stock based compensation expense ............                                            105,000                            105,000
Dividends ...................................               --               --               --       (1,635,000)       (1,635,000)
Net Income ..................................               --               --               --       32,195,000        32,195,000
                                                    ----------    -------------    -------------    -------------     -------------
Balance, June 30, 2006 ......................       13,634,490    $     136,000    $  61,493,000    $ 114,803,000     $ 176,432,000
                                                    ==========    =============    =============    =============     =============
















      See accompanying notes to condensed consolidated financial statements

                       ASTA FUNDING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                                 JUNE 30, 2006           JUNE 30, 2005
                                                                               -----------------       -----------------

Cash flows from operating activities:
 Net income ............................................................        $  32,195,000         $  21,992,000

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization .........................................              382,000               372,000
 Impairment of consumer receivables acquired for liquidation ...........              675,000                    --
 Stock based compensation expense ......................................              105,000                    --


Changes in:
 Income taxes payable ..................................................             (474,000)           (1,427,000)
 Due from third party collection agencies and attorneys ................             (313,000)             (740,000)
 Other assets ..........................................................             (133,000)            1,382,000
 Other liabilities .....................................................           (1,082,000)              288,000
                                                                                -------------         -------------
    Net cash provided by operating activities ..........................           31,355,000            21,867,000


Cash flows from investing activities:
 Purchase of consumer receivables acquired for liquidation .............         (155,361,000)          (81,004,000)
 Principal collected on receivables acquired for liquidation ...........           58,323,000            44,873,000
 Principal collected on receivable accounts represented by
   account sales .......................................................           33,051,000            28,054,000
 Acquisition of businesses, net of cash acquired .......................           (1,406,000)          (13,521,000)
 Deposit on receivable purchase ........................................                   --             7,288,000
 Capital expenditures ..................................................             (338,000)             (309,000)
                                                                                -------------         -------------
    Net cash (used in) investing activities ............................          (65,731,000)          (14,619,000)

Cash flows from financing activities:
 Proceeds from exercise of options .....................................              590,000             1,283,000
 Tax benefit arising from exercise of non-qualified options ............                   --               119,000
 Dividends .............................................................           (1,565,000)           (1,419,000)
 Advances (Payments) under line of credit, net .........................           36,002,000            (8,655,000)
                                                                                -------------         -------------
    Net cash provided by (used in) financing activities ................           35,027,000            (8,672,000)
                                                                                -------------         -------------
Increase (Decrease) in cash ............................................              651,000            (1,424,000)
Cash at the beginning of period ........................................            4,059,000             3,344,000
                                                                                -------------         -------------
Cash at end of period ..................................................        $   4,710,000         $   1,920,000
                                                                                =============         =============
Supplemental disclosure of cash flow information:

 Cash paid during the period
  Interest .............................................................        $   3,132,000         $   1,515,000
  Income taxes .........................................................        $  22,322,000         $  16,294,000


Certain 2005 amounts have been reclassified to be comparative to 2006.



     See accompanying notes to condensed consolidated financial statements.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND BASIS OF PRESENTATION

 Business

     Asta Funding, Inc., together with its wholly owned subsidiaries, is engaged in the business of purchasing, managing for their own account and servicing non-conforming and distressed consumer receivables. Non-conforming consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. We acquire these portfolios at substantial discounts from their face values that are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

 Basis of Presentation

     The condensed consolidated balance sheets as of June 30, 2006, and the consolidated balance sheets as of September 30, 2005, (the September 30, 2005 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10K/A) the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2006 and 2005, respectively, the condensed consolidated statement of stockholders' equity as of and for the nine months ended June 30, 2006 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2006 and 2005, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2006 and September 30, 2005, the results of operations for the nine and three month periods ended June 30, 2006 and 2005 and cash flows for the nine month periods ended June 30, 2006 and 2005 have been made. The results of operations for the nine and three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

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

 Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

        In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires a retrospective application to prior periods' financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2006. Currently there is no impact on the Company.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 1: BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the method utilized by the Company in prior fiscal years of the disclosure-only provisions of the original SFAS No. 123. The effective date for implementation of SFAS No. 123R for the Company was October 1, 2005. The Company disclosed the impact on net income and earnings per share since the adoption of the original SFAS No. 123 and its amendment, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in the notes to the financial statements. As permitted by SFAS 148 and SFAS 123, we continued to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans through September 30, 2005.During fiscal year 2006, with regard to an exercise of stock options that would have otherwise been forfeited by an employee that terminated employment, the Company recognized $105,000 in stock based compensation expense in accordance with Financial Interpretation No.
44. No stock options were awarded during the nine month period ended June 30, 2006.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchange of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement became effective October 1, 2005. This statement is not expected to have an impact on the Company's financial results.

        In October 2003, the American Institute of Certified Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. Implementation of this SOP will make it more likely that impairment losses and accretable yield adjustments will be recorded, because all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant.

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

     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income,

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)

principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. If cash collections increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increase to the IRR. For the three month period and nine month period ended June 30, 2006, the Company recorded an impairment of $675,000 applicable to one of its portfolio pools. No impairments were taken in the comparable periods in the prior year. Income on finance receivables is earned based on each static pool's effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

                                                                     FOR THE NINE MONTHS ENDED JUNE  30, 2006
                                                                  -----------------------------------------------
                                                                                     COST
                                                                    INTEREST        RECOVERY
                                                                     METHOD          METHOD                TOTAL
                                                                  -----------      -----------          -------------
Balance, beginning of period .............................      $ 172,636,000      $    91,000        $ 172,727,000
Acquisitions of receivable portfolios, net ...............        155,361,000               --          155,361,000
Net cash collections from collections of consumer
     receivables acquired for liquidation ................       (116,464,000)      (2,820,000)        (119,284,000)
Net cash collections represented by accounts sales of
    consumer receivables acquired for liquidation ........        (43,034,000)        (235,000)         (43,269,000)
Transfer to cost recovery ................................           (529,000)         529,000                   --
Impairment ...............................................           (675,000)              --             (675,000)
Finance income recognized ................................         68,415,000        2,764,000           71,179,000
                                                                -------------      -----------        -------------
Balance, end of period ...................................      $ 235,710,000      $   329,000        $ 236,039,000
                                                                =============      ============       =============
Revenue as a percentage of collections ...................               42.9%            90.5%                43.8%

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)

                                                                        FOR THE NINE MONTHS ENDED JUNE  30, 2005
                                                                     -----------------------------------------------
                                                                                          COST
                                                                    INTEREST            RECOVERY
                                                                     METHOD              METHOD                 TOTAL
                                                                   -----------        -----------            -----------
Balance, beginning of period .............................       $ 144,812,000        $   1,353,000         $ 146,165,000
Acquisitions of receivable portfolios, net ...............          93,490,000                   --            93,490,000
Net cash collections from collections of consumer
     receivables acquired for liquidation ................         (72,545,000)          (3,644,000)          (76,189,000)
Net cash collections represented by account sales of
      consumer receivables acquired for liquidation ......         (44,448,000)          (1,810,000)          (46,258,000)
Finance income recognized ................................          45,121,000            4,399,000            49,520,000
                                                                 -------------        -------------         -------------
Balance, end of period ...................................       $ 166,430,000        $     298,000         $ 166,728,000
                                                                 =============        =============         =============
Revenue as a percentage of collections ...................                38.6%                80.7%                 40.4%

                                                                         FOR THE THREE MONTHS ENDED JUNE  30, 2006
                                                                       -----------------------------------------------

                                                                                           COST
                                                                    INTEREST              RECOVERY
                                                                     METHOD                METHOD                TOTAL
                                                                  -----------            -----------         ------------
Balance, beginning of period .............................       $ 236,821,000         $     385,000         $ 237,206,000
Acquisitions of receivable portfolios, net ...............          34,173,000                    --            34,173,000
Net cash collections from collections of consumer
    receivables acquired for liquidation .................         (42,994,000)             (798,000)          (43,792,000)
Net cash collections represented by account sales of
    consumer receivables acquired for liquidation ........         (16,963,000)                   --           (16,963,000)
Impairment ...............................................            (675,000)                   --              (675,000)
Finance income recognized ................................          25,348,000               742,000            26,090,000
                                                                 -------------         -------------         -------------
Balance, end of period ...................................       $ 235,710,000         $     329,000         $ 236,039,000
                                                                 =============         =============         =============
Revenue as a percentage of collections ...................                42.3%                 93.0%                 42.9%


                                                                        FOR THE THREE MONTHS ENDED JUNE  30, 2005
                                                                     -----------------------------------------------
                                                                                          COST
                                                                    INTEREST             RECOVERY
                                                                     METHOD               METHOD               TOTAL
                                                                   -----------         -----------           -----------
Balance, beginning of period .............................       $ 170,494,000         $     527,000         $ 171,021,000
Acquisitions of receivable portfolios, net ...............          20,153,000                    --            20,153,000
Net cash collections from collections of consumer
    receivables acquired for liquidation .................         (20,565,000)           (1,192,000)          (21,757,000)
Net cash collections represented by account sales of
    consumer receivables acquired for liquidation ........         (21,406,000)             (311,000)          (21,717,000)
Finance income recognized ................................          17,754,000             1,274,000            19,028,000
                                                                 -------------         -------------         -------------
Balance, end of period ...................................       $ 166,430,000         $     298,000         $ 166,728,000
                                                                 =============         =============         =============
Revenue as a percentage of collections ...................                42.3%                 84.8%                 43.8%

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)

        In March 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC, a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company included portfolios of distressed consumer receivable debt of approximately $197 million that consisted of paying accounts, accounts already within a legal network, and non paying accounts, a facility in Denver and a computer software system that may have features that could be incorporated into the Company's existing computer system. The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash.

         As of June 30, 2006 the Company had $236,039,000 in consumer receivables acquired for liquidation, of which $235,710,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:


September 30, 2006 (three months remaining)                      $  8,722,000
September 30, 2007                                                 77,158,000
September 30, 2008                                                 71,004,000
September 30, 2009                                                 56,042,000
September 30, 2010                                                 34,540,000
September 30, 2011                                                  5,153,000
                                                                 ------------
                                                                  252,619,000
Cash collections in advance of projected amounts
 (deferred revenue)                                               (16,909,000)
                                                                 ------------
Total                                                            $235,710,000
                                                                 ============

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of June 30, 2006. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine and three months ended June 30, 2006 are as follows:

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  JUNE 30, 2006
                                                                  -------------
Balance at beginning of period, September 30, 2005                $  94,022,000

Income recognized on finance receivables, net                       (68,415,000)
Additions representing expected revenue from purchases               85,252,000
Impairment                                                             (600,000)
Reclassifications from nonaccretable difference                      33,734,000
                                                                  --------------
Balance at end of period, June 30, 2006                           $ 143,993,000
                                                                  =============


                                                                 THREE MONTHS
                                                                     ENDED
                                                                 JUNE 30, 2006
                                                                 -------------
Balance at beginning of period, March 31, 2006                    $ 153,859,000

Income recognized on finance receivables, net                       (25,348,000)
Additions representing expected revenue from purchases               13,582,000
Impairment                                                             (600,000)
Reclassifications from nonaccretable difference                       2,500,000
                                                                  --------------
Balance at end of period, June 30, 2006                           $ 143,993,000
                                                                  =============

                       ASTA FUNDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 3: CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION- (CONTINUED)

        During the nine months ended June 30, 2006, the Company purchased $3.7 billion of face value charged-off consumer receivables at a cost of $155.4 million. During the three months ended June 30, 2006 the Company purchased $1.3 billion of face value charged-off consumer receivables at a cost of $34.2 million. At June 30, 2006, the estimated remaining net collections on the receivables purchased in the nine months ended June 30, 2006 are $196.9 million.


        The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the three and nine month periods ended June 30, 2006 and 2005, respectively.

                                            FOR THE NINE MONTHS ENDED JUNE 30,
                                                 2006              2005
                                                 ----              ----

Gross collections (1)                        $238,054,000       $160,546,000

Commissions and fees (2)                       75,501,000         38,099,000
                                             ------------       ------------

Net collections                              $162,553,000       $122,447,000
                                             ============       ============


                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                 2006               2005
                                                 ----               ----

Gross collections (1)                         $93,022,000       $55,615,000

Commissions and fees (2)                       32,267,000        12,141,000
                                              -----------       -----------

Net collections                               $60,755,000       $43,474,000
                                              ===========       ===========

         (1) Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

         (2) Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs.

NOTE  4: FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of the dates indicated:

                                                      JUNE  30,    SEPTEMBER 30,
                                                        2006           2005
                                                     ----------   --------------
Furniture ....................................       $  307,000     $  307,000
Equipment ....................................        2,478,000      2,108,000
                                                     ----------     ----------
                                                      2,785,000      2,415,000
Less accumulated depreciation ................        1,662,000      1,426,000
                                                     ----------     ----------
Balance, end of period .......................       $1,123,000     $  989,000
                                                     ==========     ==========

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 5: DEBT

     In January 2006, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a consortium of banks from $100 million to $125 million. The amended and restated loan and security agreement had an original expiration date of May 11, 2006, which was extended 60 days to July 11, 2006 to finalize negotiations on the new agreement. (See Note 15 - Subsequent Event for information on the renewal of the credit line.) The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios (the applicable rate was 7.75% at June 30, 2006, with an average rate of 6.86% for the nine month period ended June 30, 2006). The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of June 30, 2006, $65.3 million was outstanding.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Employment Agreements

     We have an employment agreement with one executive. Please refer to our definitive Proxy Statement, as filed with the Securities and Exchange Commission, under the caption "Executive Compensation" for additional information.

Leases

     We are a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey; Bethlehem, Pennsylvania and Sugar Land, Texas. The Sugar Land, Texas lease was acquired with the acquisition of Vativ Recovery Solutions, LLC. See Note 13 - Acquisition. The Sugar Land, Texas lease covers approximately one thousand four hundred square feet at a cost of approximately $28,000 per year. The lease is for three years and expires October 31, 2007. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, for additional information.

Litigation

     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of June 30, 2006, we were not involved in any material litigation in which we were a defendant.

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

                       ASTA FUNDING, INC. AND SUBSIDIARIES

NOTE 8: INCOME TAXES

     The provision for income tax expense reflects income tax expense at an effective rate of approximately 40.5% for the nine and three month periods ending June 30, 2006 and 2005.

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

     The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2006 and 2005:

                                                             NINE MONTHS ENDED JUNE 30,

                                                      2006                                 2005
                                   ---------------------------------------      ---------------------------------------
                                                     WEIGHTED                                     WEIGHTED
                                        NET           AVERAGE     PER SHARE         NET            AVERAGE     PER SHARE
                                      INCOME          SHARES       AMOUNT         INCOME           SHARES       AMOUNT
                                   -----------       ----------   ---------     -----------
Basic .......................      $32,195,000       13,611,915      $2.37      $21,992,000       13,528,513      $1.63
                                                                     =====                                        =====

Effect of Dilutive Stock ....                           992,763                                      848,889
                                   -----------       ----------                 -----------       ----------

Diluted .....................      $32,195,000       14,604,678      $2.20      $21,992,000       14,377,402      $1.53
                                   ===========      ===========      =====      ===========      ===========      =====

                                                              THREE MONTHS ENDED JUNE 30,
                                                      2006                                 2005
                                   ---------------------------------------      ---------------------------------------
                                                     WEIGHTED                                     WEIGHTED
                                        NET           AVERAGE     PER SHARE         NET            AVERAGE     PER SHARE
                                      INCOME          SHARES       AMOUNT         INCOME           SHARES       AMOUNT
                                   -----------       ----------   ---------     -----------
Basic .......................     $11,780,000      13,628,776        $0.86      $ 8,536,000       13,569,128      $0.63
                                                                     =====                                        =====
Effect of Dilutive Stock ....                       1,010,656                                        855,138
                                  -----------      ----------                   -----------       ----------
Diluted .....................     $11,780,000      14,639,432        $0.80      $ 8,536,000       14,424,266      $0.59
                                  ===========     ===========        =====      ===========      ===========      =====

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

                       ASTA FUNDING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


NOTE 10: STOCK-BASED COMPENSATION (CONTINUED)

     Financial Accounting Standards Board ("FASB") Financial Interpretation No. 44 requires the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award's original terms. The Company is required to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the period October 1, 2005 through April 30, 2007. Such estimates would be based on such factors such as historical and expected employee turnover rates and similar statistics. Of the 587,000 stock options that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 547,000 are attributable to officers and directors of the Company representing $9.0 million of the $9.7 million intrinsic value of the newly vested stock options. The Company is unable to estimate the number of options that employees will ultimately retain that otherwise would have been forfeited, absent the modification. Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense applicable to current officers and directors resulting from the new measurement date has been recognized through June 30, 2006. With regard to an exercise of stock options that would have otherwise been forfeited by an employee that terminated employment, the Company recognized $105,000 in stock based compensation expense in accordance with Financial Interpretation No. 44. The primary purpose of the accelerated vesting is to eliminate the compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated stock options based upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment ("SFAS 123R").

     Pro-forma net income for the nine and three months ended June 30, 2005 if the fair value based method as prescribed by disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation and SFAS No. 148 Accounting for Stock Based Compensation - Transition and Disclosure" is displayed in the following table.

                                                                              NINE MONTHS          THREE MONTHS
                                                                             ENDED JUNE 30,        ENDED JUNE 30,
                                                                                 2005                  2005
                                                                             --------------        --------------
Net income as reported .............................................         $  21,992,000         $   8,536,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects ....            (1,670,000)             (556,000)
                                                                             -------------         -------------
Pro forma net income ...............................................         $  20,322,000         $   7,980,000
                                                                             =============         =============
Earnings per share:
 Basic -- as reported ..............................................         $        1.63         $        0.63
                                                                             =============         =============
 Basic -- pro forma ................................................         $        1.50         $        0.59
                                                                             =============         =============
 Diluted -- as reported ............................................         $        1.53         $        0.59
                                                                             =============         =============
 Diluted -- pro forma ..............................................         $        1.41         $        0.55
                                                                             =============         =============

The weighted average fair value of the options granted during 2005 was $18.25 per share on the dates of grant, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8289% (2005) weighted average volatility 40.128% (2005), expected life 10 years, weighted average risk free interest rate of 4.1900% in 2005.

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

         The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 404,667 were available as of June 30, 2006. As of June 30, 2006, approximately 140 of the Company's employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.

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

         The 1995 Stock Option Plan authorized the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants to the Company.

     The Company authorized 1,840,000 shares of Common Stock authorized for issuance under the 1995 Stock Option Plan. All but 96,002 shares were utilized. As of September 14, 2005, no more options could be issued under this plan.

                       ASTA FUNDING, INC. AND SUBSIDIARIES

THE FOLLOWING TABLE SUMMARIZES STOCK OPTION TRANSACTIONS UNDER THE PLANS:

                                                                      NINE MONTHS ENDED JUNE  30,
                                                           ------------------------------------------------------
                                                                     2006                       2005
                                                           ------------------------    --------------------------
                                                                          WEIGHTED                      WEIGHTED
                                                                           AVERAGE                       AVERAGE
                                                                          EXERCISE                      EXERCISE
                                                              SHARES        PRICE        SHARES           PRICE
                                                             --------      --------     --------        --------
Outstanding options at the beginning of period......        1,580,605     $ 9.1082     1,364,171       $ 6.2657
Options granted.....................................                                     402,500        18.2502
Options exercised...................................         (39,166)      15.0582      (145,120)        8.8328
Options cancelled...................................          (6,667)      22.3600       (40,002)       11.7144

                                                             ---------                  --------
Outstanding options at the end of period................     1,534,772     $ 8.8988     1,581,549      $ 8.9423
                                                             ---------                  ---------
Exercisable options at the end of period                     1,534,772     $ 8.8988     1,001,281      $ 4.5941
                                                             ---------                  ---------


The aggregate intrinsic value of the outstanding and exercisable options as of June 30, 2006 is $43.7 million.

     The following table summarizes information about the Plans outstanding options as of June 30, 2006:

                                                         OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                              -----------------------------------------     --------------------------
                                                                WEIGHTED
                                                                 AVERAGE        WEIGHTED                      WEIGHTED
                                                                REMAINING        AVERAGE                       AVERAGE
                                                NUMBER         CONTRACTUAL      EXERCISE       NUMBER         EXERCISE
RANGE OF EXERCISE PRICE                       OUTSTANDING    LIFE (IN YEARS)      PRICE      EXERCISABLE        PRICE
--------------------                          ------------   ---------------    --------     -----------      --------
$0.0000 - $2.2360.......................        200,000            2.9        $  0.8125        200,000      $ 0.8125
$2.2361 - $4.4720.......................        520,000            3.3           2.5644        520,000        2.5644
$4.4721 - $6.7080.......................        135,334            6.3           4.8345        135,334        4.8345
$13.4161 - $15.6520.....................        245,002            7.3          14.8700        245,002       14.8700
$15.6521 - $17.8880.....................         31,944            8.2          16.5347         31,944       16.5347
$17.8881 - $20.1240.....................        402,492            8.3          18.2266        402,492       18.2266
                                              ---------                                      ---------
                                              1,534,772            5.6         $ 8.8988      1,534,772      $ 8.8988
                                              =========                                      =========

NOTE 12: STOCKHOLDERS' EQUITY

     During the nine-month period ended June 30, 2006, we declared dividends in the amount of $1,635,000, of which $545,000 was accrued as of June 30, 2006 and was paid on August 1, 2006.

NOTE 13: ACQUISITION

         In February 2006, the Company acquired VATIV Recovery Solutions, LLC ("VATIV") for approximately $1.4 million in cash. VATIV provides nationwide bankruptcy and deceased account servicing. The purchase price has been allocated to goodwill. The revenue and operating results of VATIV are immaterial to the Company.

NOTE 14: CONTINGENCIES

         A subsidiary of the Company received subpoenas from two jurisdictions to produce information in connection with debt collection practices in those jurisdictions. It is our understanding that similar requests have been made to other debt buyers and/or debt collectors in those jurisdictions.

NOTE 15: SUBSEQUENT EVENT

             On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility is now $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds.

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

     CAUTIONS WITH RESPECT TO FORWARD LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "believe," "anticipate," "estimate" and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our annual report on Form 10-K/A for the year ended September 30, 2005, and other reports filed with the Securities and Exchange Commission ("SEC").

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with SEC are available free of charge through our website at www.astafunding.com. Information on our website does not constitute a part of this report. The SEC also maintains an internet site (www.sec.gov) that contains reports and information statements and other information regarding issuers such as ourselves who file electronically with the SEC.

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

RESULTS OF OPERATIONS

     THE NINE-MONTH PERIOD ENDED JUNE 30, 2006, COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 2005

     Finance income. During the nine-month period ended June 30, 2006, finance income increased $21.7 million or 43.7% to $71.2 million from $49.5 million for the nine-month period ended June 30, 2005. The increase in finance income primarily resulted from an increase in the average outstanding level of consumer receivable accounts acquired for liquidation during the nine-month period ended June 30, 2006, as compared to the same prior year period, coupled with the effect of adjustments to accretable yields on certain portfolios. The average level of consumer receivables acquired for liquidation increased from $156.4 million for the nine month period ended June 30, 2005 to $204.4 for the same period in 2006. During the nine-month period ended June 30, 2006, we acquired consumer receivable portfolios at a cost of $155.4 million as compared to $93.5 million during the nine-month period ended June 30, 2005. During the nine-month period ended June 30, 2006, commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $37.4 million, or 98.2 % to $75.5 million from $38.1 million for the nine month period ended June 30, 2005. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs to our legal network. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will rise; however the contingency fees should stabilize in the range of 30% to 32% of gross collections based upon the current mix of portfolios. Other income includes primarily service fee income.

     Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates from our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue, we adjusted our accretable yields by $33.7 million which will primarily impact revenue in future years.

     General and Administrative Expenses. During the nine-month period ended June 30, 2006, general and administrative expenses increased $2.4 million or 21.3% to $13.5 million from $11.1 million for the nine-month period ended June 30, 2005, and represented 77.6% of total expenses (excluding income taxes) for the nine-month period ended June 30, 2006. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the nine-month period ended June 30, 2006, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the nine-month period ended June 30, 2006. Compared to the same prior year period, the average balance in receivable accounts increased 30.6%. A majority of the increased costs were from collection expenses including court costs, postage and delivery costs, salaries, payroll taxes and benefits, professional fees, including Sarbanes-Oxley costs related to the independent audit of the Company's financial statements, and telephone charges and travel costs as we are visiting our third party collection agencies and attorneys on a more frequent basis for financial and operational audits.

     Interest Expense. During the nine-month period ended June 30, 2006, interest expense increased to $3.2 million from $1.4 million in the same prior year period and represented 18.5% of total expenses (excluding income taxes) for the nine-month period ended June 30, 2006. The increase was due to an increase in average outstanding borrowings under our line of credit during the nine-month period ended June 30, 2006, as compared to the same period in the prior year coupled with higher interest rates during the nine month period ended June 30, 2006. The average rate for the nine month period ended June 30, 2006 was 6.86% as compared to 4.92% for the same period of the prior year. The average outstanding borrowings increased from $35.0 million to $47.3 million for the nine month periods ended June 30, 2005 and 2006, respectively. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the nine months ended June 30, 2006, as compared to the same period last year.

     Impairment. A net impairment of $675,000 was recorded by the Company during the third quarter of fiscal year 2006 and represented 3.9% of total expenses (excluding income taxes) for the nine month period ended June 30, 2006. Based on lower than expected cash collections on a certain portfolio, and reduced forward expectations, we concluded that an impairment charge should be recorded. There was no impairment charge recorded in the comparable period of the prior year.

THE THREE-MONTH PERIOD ENDED JUNE 30, 2006 AS COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2005.

     Finance income. During the three-month period ended June 30, 2006, finance income increased $7.1 million or 37.1% to $26.1 million from $19.0 million for the three-month period ended June 30, 2005. The increase in finance income primarily resulted from an increase in the average outstanding level of consumer receivable accounts acquired for liquidation during the three month period ended June 30, 2006, as compared to the same prior year period, coupled with the effect of adjustments to accretable yields on a portfolio.

     Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates from our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projection. As we believe these improved liquidation rates will continue, we adjusted our accretable yields by $2.5 million which will primarily impact revenue in future years.

     The average level of consumer receivables acquired for liquidation increased from $168.9 million for the three month period ended June 30, 2005 to $236.6 million for the same period in 2006. During the three month period ended June 30, 2006, we acquired consumer receivable portfolios at a cost of $34.2 million as compared to $20.2 million during the three month period ended June 30, 2005. We have lower expectations on our third quarter purchases as compared to the prior quarters in fiscal year 2006. The receivables acquired during the three month period ended June 30, 2006 were primarily from new sources in newer geographic markets where our initial expectations were somewhat reduced. During the three-month period ended June 30, 2006, commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $20.1 million, or 165.8% to $32.3 million from $12.1 million for the three month period ended June 30, 2005. Other income includes primarily service fee income.

     General and Administrative Expenses. During the three-month period ended June 30, 2006, general and administrative expenses increased $0.5 million or 13.0% to $4.7 million from $4.2 million for the three-month period ended June 30, 2005, and represented 70.9% of total expenses (excluding income taxes) for the current three-month period. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended June 30, 2006, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three-month period ended June 30, 2006, as compared to the same prior year period. The average balance in receivable accounts increased 40.1% in the current period as compared to the same period in the prior year. A majority of the increased costs were from collection expenses including salaries, payroll taxes and benefits, professional fees, including Sarbanes-Oxley costs related to the independent audit of the Company's financial statements, and postage costs and telephone charges.

     Interest Expense. During the three-month period ended June 30, 2006, interest expense increased to $1.2 million from $0.5 million in the same prior year period and represented 18.9% of total expenses (excluding income taxes) for the three-month period ended June 30, 2006. The increase was due to an increase in average outstanding borrowings under our line of credit during the three-month period ended June 30, 2006, coupled with a slightly higher interest rate, as compared to the same period in the prior year. The average outstanding borrowing increased to $68.6 million for the three month period ended June 30, 2006, from $41.4 million for the three month period ended June 30, 2005. The average interest rate for the three month period ended June 30, 2006 was 7.2% as compared to 5.41% in the same period of the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the third quarter ended June 30, 2006, as compared to the same quarter last year.

     Impairment. A net impairment of $675,000 was recorded by the Company during the third quarter of fiscal year 2006 and represented 10.2% of total expenses (excluding income taxes) for the three month period ended June 30, 2006. Based on lower than expected cash collections on a certain portfolio, and reduced forward expectations, we concluded that an impairment charge should be recorded. There was no impairment charge recorded in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired and borrowings under our line of credit. Our primary use of cash includes our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer receivable portfolios. While we maintain a $175 million line of credit with the ability to increase the line to $225 million, with consent of the lenders for portfolio purchases, we also may arrange financing on a transactional basis (See Note 15 to the condensed financial statements - Subsequent Event). While we have historically been able to finance these purchases, we do not have committed loan facilities, other than our $175 million line of credit with a consortium of banks. As of June 30, 2006, there was $65.3 million outstanding balance under this facility. As of June 30, 2006, our cash increased slightly to $4.7 million from $4.0 million at September 30, 2005. The increase in cash during the nine-month period ended June 30, 2006 was primarily due to an increase in cash provided by operating activities, increase in the use of the credit facility offset by an increase in the purchase of consumer receivables during the nine-month period ended June 30, 2006 as compared to the same prior year period.

     Net cash provided by operating activities was $31.4 million during the nine-month period ended June 30, 2006, compared to net cash provided by operating activities of $21.9 million during the nine-month period ended June 30, 2005. The increase in net cash provided by operating activities was primarily due to an increase in net income. In addition, there was a non-cash impairment recorded in the amount of $675,000 during the three and nine month periods ended June 30, 2006. Also, during the three and nine month periods ended June 30, 2006 a non-cash stock based compensation expense arising from the acceleration of the vesting of stock options, was recorded in the amount of $105,000. Net cash used in investing activities was $65.7 million during the nine-month period ended June 30, 2006, compared to net cash used of $14.6 million during the nine-month period ended June 30, 2005. The increase in net cash used in investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation partially offset by an increase in principal collected during the nine-month period ended June 30, 2006, compared to the same period in the prior year. Net cash provided by financing activities was $35.0 million during the nine-month period ended June 30, 2006, compared to net cash used of $8.7 million during the nine-month period June 30, 2005. The increase in net cash provided by financing activities was primarily due to an increase use of our line of credit to purchase consumer accounts acquired for liquidation. In addition, we declared and paid dividends of $1.6 million during the nine-month period ended June 30, 2006, compared with $1.4 million of dividends paid in the comparable period of the prior year.

             On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility is now $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds.

     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the nine-month period ended June 30, 2006, we acquired consumer receivable portfolios at a cost of approximately $155.4 million. These acquisitions were financed with our cash flows from operating activities and our credit facility.

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

         The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

                                                                      FOR THE NINE MONTHS ENDED JUNE  30, 2006
                                                                  -----------------------------------------------
                                                                                      COST
                                                                    INTEREST        RECOVERY
                                                                     METHOD          METHOD                TOTAL
                                                                  -----------      -----------          -------------
Balance, beginning of period .............................      $ 172,636,000        $    91,000        $ 172,727,000
Acquisitions of receivable portfolios, net ...............        155,361,000                 --          155,361,000
Net cash collections from collections of consumer
     receivables acquired for liquidation ................       (116,464,000)        (2,820,000)        (119,284,000)
Net cash collections represented by accounts sales of
    consumer receivable acquired for liquidation .........        (43,034,000)          (235,000)         (43,269,000)
Transfer to cost recovery ................................           (529,000)           529,000                   --
Impairment ...............................................           (675,000)                --             (675,000)
Finance income recognized ................................         68,415,000          2,764,000           71,179,000
                                                                -------------        -----------        -------------
Balance, end of period ...................................      $ 235,710,000        $   329,000        $ 236,039,000
                                                                =============        ===========        =============
Revenue as a percentage of collections ...................               42.9%              90.5%                43.8%

                                                                     FOR THE NINE MONTHS ENDED JUNE  30, 2005
                                                                  -----------------------------------------------
                                                                                      COST
                                                                    INTEREST        RECOVERY
                                                                     METHOD          METHOD                TOTAL
                                                                  -----------      -----------          -------------
Balance, beginning of period .............................       $ 144,812,000      $   1,353,000        $ 146,165,000
Acquisitions of receivable portfolios, net ...............          93,490,000                 --           93,490,000
Net cash collections from collections of consumer
     receivables acquired for liquidation ................         (72,545,000)        (3,644,000)         (76,189,000)
Net cash collections represented by account sales of
      consumer receivables acquired for liquidation ......         (44,448,000)        (1,810,000)         (46,258,000)
Finance income recognized ................................          45,121,000          4,399,000           49,520,000
                                                                 -------------      -------------        -------------
Balance, end of period ...................................       $ 166,430,000      $     298,000        $ 166,728,000
                                                                 =============      =============        =============
Revenue as a percentage of collections ...................                38.6%              80.7%                40.4%

                                                                     FOR THE THREE MONTHS ENDED JUNE  30, 2006
                                                                  -----------------------------------------------

                                                                                      COST
                                                                    INTEREST        RECOVERY
                                                                     METHOD          METHOD            TOTAL
                                                                  ------------     ------------     -------------
Balance, beginning of period .............................       $ 236,821,000      $   385,000     $ 237,206,000
Acquisitions of receivable portfolios, net ...............          34,173,000               --        34,173,000
Net cash collections from collections of consumer
    receivables acquired for liquidation .................         (42,994,000)        (798,000)      (43,792,000)
Net cash collections represented by account sales of
    consumer receivables acquired for liquidation ........         (16,963,000)              --       (16,963,000)
Impairment ...............................................            (675,000)              --          (675,000)
Finance income recognized ................................          25,348,000          742,000        26,090,000
                                                                 -------------      -----------     -------------
Balance, end of period ...................................       $ 235,710,000      $   329,000     $ 236,039,000
                                                                 =============      ===========     =============
Revenue as a percentage of collections ...................                42.3%            93.0%             42.9%


                                                                     FOR THE THREE MONTHS ENDED JUNE  30, 2005
                                                                  ------------------------------------------------
                                                                                        COST
                                                                    INTEREST          RECOVERY
                                                                     METHOD            METHOD             TOTAL
                                                                  ------------       ------------      -------------
Balance, beginning of period .............................       $ 170,494,000      $     527,000      $ 171,021,000
Acquisitions of receivable portfolios, net ...............          20,153,000                 --         20,153,000
Net cash collections from collections of consumer
    receivables acquired for liquidation .................         (20,565,000)        (1,192,000)       (21,757,000)
Net cash collections represented by account sales of
    consumer receivables acquired for liquidation ........         (21,406,000)          (311,000)       (21,717,000)
Finance income recognized ................................          17,754,000          1,274,000         19,028,000
                                                                 -------------      -------------      -------------
Balance, end of period ...................................       $ 166,430,000      $     298,000      $ 166,728,000
                                                                 =============      =============      =============
Revenue as a percentage of collections ...................                42.3%              84.8%              43.8%

        In March 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC, a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company included portfolios of distressed consumer receivable debt of approximately $197 million that consisted of paying accounts, accounts already within a legal network, and non paying accounts, a facility in Denver and a computer software system that may have features that could be incorporated into the Company's existing computer system. The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash.

ADDITIONAL SUPPLEMENTARY INFORMATION:

         We do not anticipate collecting the majority of the purchased principal amounts of consumer receivables. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the nine months ended June 30, 2006, we purchased portfolios with an aggregate purchase price of $155.4 million with a face value of $3.7 billion.

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

                    COLLECTIONS REPRESENTED BY ACCOUNT SALES

                                             Collections
                                             Represented                               Finance
                                             By Account                                Income
Period                                       Sales                                     Earned
------                                       ------------                              -----------

Nine months ended June 30, 2006              $43,269,000                               $24,464,000

Three months ended June 30, 2006             $16,963,000                               $10,218,000


Nine months ended June 30, 2005              $46,258,000                               $18,205,000

Three months ended June 30, 2005             $21,717,000                                $8,802,000

PORTFOLIO PERFORMANCE (1)

                                                        Net                                                 Total estimated
                                                  Cash Collections        Estimated         Total           Collections as a
                              Purchase             Including Cash         Remaining       Estimated          Percentage of
Purchase Period               Price (2)                Sales(3)        Collections (4)  Collections (5)      Purchase Price
---------------               ---------           ----------------     ---------------  ---------------     ------------------

2001                        $ 65,120,000            $ 94,500,000        $          0      $ 94,500,000            145%

2002                          36,557,000              51,666,000                   0        51,666,000            141%

2003                         115,626,000             162,939,000          33,750,000       196,689,000            170%

2004                         103,743,000             123,546,000          39,651,000       163,197,000            157%

2005                         126,023,000              91,065,000         109,400,000       200,465,000            159%

2006 (Through 3rd Quarter)   155,361,000              44,262,000         196,902,000       241,164,000            155%

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

     (4) Does not include estimated collections from portfolios that are zero basis.

     (5) Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires a retrospective application to prior periods' financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2006.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No.123R"). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement supersedes the method utilized by the Company in prior fiscal years of the disclosure-only provisions of the original SFAS No.
123. The effective date for implementation of SFAS No. 123R for the Company was October 1, 2005. The Company disclosed the impact on net income and earnings per share since the adoption of the original SFAS No. 123 and its amendment, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in the notes to the financial statements. As permitted by SFAS 148 and SFAS 123, we continued to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under our Stock Option Plans through September 30, 2005.During fiscal year 2006, with regard to an exercise of stock options that would have otherwise been forfeited by an employee that terminated employment, the Company recognized $105,000 in stock based compensation expense in accordance with Financial Interpretation No. 44. No stock options were awarded during the nine month period ended June 30, 2006.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value accounting for nonmonetary exchange of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement became effective October 1, 2005. This statement is not expected to have an impact on the Company's financial results.

     In October 2003, the American Institute of Certified Accountants issued Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. We believe the implementation of this SOP will make it more likely that impairment losses and accretable yield adjustments will be recorded. Through June 30, 2006, the Company recorded an impairment of $675,000.

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

ITEM 4. CONTROLS AND PROCEDURES

     a.  Disclosure Controls and Procedures.

     During the nine month period ended June 30, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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



                                  ASTA FUNDING, INC.
                                   (Registrant)

Date: August 9, 2006              By: /s/ Gary Stern
                                  --------------------------------------
                                  Gary Stern, President, Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 9, 2006              By: /s/ Mitchell Cohen
                                  --------------------------------------
                                  Mitchell Cohen, Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)