Form 10-K
period 2006-09-30
ASTA FUNDING INC
filed 2006-12-14
CIK 1001258

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2006

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------    -----------------

                         Commission file number: 0-26906

                               ASTA FUNDING, INC.
-------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

  Delaware                                               22-3388607
--------------------------------                -------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

  210 Sylvan Avenue, Englewood Cliffs, NJ                    07632
---------------------------------------------    ------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

    Issuer's telephone number, including area code: (201) 567-5648

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
           ---------------------------------------------------------
                                (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ( ) No (X)

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ( ) No (X)

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

  Large accelerated filer ( )  Accelerated filer (X)  Non-accelerated filer ( )

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

         The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $331,674,000, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of December 8,2006, the registrant had 13,765,157 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference:

         The information called for by Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement to be filed with the Commission on or before January 26, 2007.

                                    FORM 10-K
                                TABLE OF CONTENTS


                                     PART I


Item 1.    Business
Item 1A    Risk Factors
Item 1B    Unresolved Staff Comments
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures
Item 9B.   Other information
                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions, and
           Director Independence
Item 14.   Principal Accounting  Fees and Services

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules

           Signatures
           Certifications

Caution Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may", "will", "should", "plan", "expect", "anticipate", "estimate", and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described below under "Risk Factors" and "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms "we", "us", "the Company", or "our" as used herein refer to Asta Funding, Inc. and our subsidiaries.


Part I

Item 1. Business.

Overview

The Company acquires, manages, collects and services portfolios of consumer receivables for its own account. These portfolios generally consist of one or more of the following types of consumer receivables:

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

We acquire these consumer receivable portfolios at a significant discount to the total amounts actually owed by the debtors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our investment after servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

We purchase receivables from creditors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of MasterCard(R), Visa(R), private label credit card accounts, and telecommunication charge-offs, among other types of receivables. We pursue new acquisitions of consumer receivable portfolios from originators of consumer debt, on an ongoing basis through:

      o our relationships with industry participants, collection agencies, investors and our financing sources;

      o  brokers who specialize in the sale of consumer receivable portfolios;
         and

      o  other sources.

Our objective is to maximize our return on investment in acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department, third-party collection agencies and attorneys, or a combination of all three options.

If we elect to outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies' and attorneys' performance on an ongoing basis. Based on portfolio performance considerations, our management either will move certain receivables from one third-party collection agency and attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections or it will sell the portfolio. In December 2002, we acquired a collection center, which expanded our internal collection and servicing capabilities. The collection center currently employs approximately 60 staff, including senior management and has the capacity for more than 100 employees. We believe that the retention of these employees, as well as the increased capacity available at the collection center, will better assist us in monitoring our third-party collection agencies and attorneys, while giving us greater flexibility in the future for servicing a larger percentage of our consumer receivable portfolios in-house.

We acquire portfolios through a combination of internally generated cash flow and bank debt. In the past, on certain large portfolio acquisitions we have partnered with a large financial institution in which we shared in the finance income generated from the collections on the portfolios.

For the years ended September 30, 2006, 2005 and 2004, our finance income was approximately $101.0 million, $69.5 million and $51.2 million, respectively, and our net income was approximately $45.8 million, $31.0 million and $22.2 million, respectively. During these same years our net cash collections were approximately $214.5 million, $168.9 million and $114.0 million, respectively.

We were formed in 1994 as an affiliate of Asta Group, Incorporated, an entity owned by Arthur Stern, our Chairman of the Board and an Executive Vice President, Gary Stern, our President and Chief Executive Officer, and other members of the Stern family, to purchase, at a small discount to face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we decided to capitalize on our management's more than 40 years of experience and expertise in acquiring and managing consumer receivable portfolios for Asta Group. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of Asta Group and a partner, purchased our first significant consumer receivable portfolio. Since then, Asta Group ceased acquiring consumer receivable portfolios and, accordingly, does not compete with us.

Industry Overview

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is a growing industry that is driven by:

      o  increasing levels of consumer debt;

      o  increasing defaults of the underlying receivables; and

      o increasing utilization of third-party providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $2.3 trillion at July 31, 2006. According to the Nilson Report, a credit card industry newsletter, credit card charge-offs totaled more than $40.0 billion in 2005, up from $18.0 billion in 1995.

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

      o selling accounts on an opportunistic basis, generally when our efforts have been exhausted through traditional collecting methods, when pricing is at our indifference point, or when we can capitalize on pricing during times when we feel the pricing environment is high;

      o expanding financial flexibility through increased capital and lines of credit;

      o capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios; and

      o expanding our business through the purchase of consumer receivables from new sources and consisting of different asset classes.

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

Consumer Receivables Business

Receivables Purchase Program

We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard(R), Visa(R), private label credit card accounts, and telecom receivables, among other types of receivables.

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

      o  brokers who specialize in the sale of consumer receivable portfolios;
         and

      o  other sources.

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $500,000 to more than $50 million. As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid, with one of our third-party collection agencies and attorneys or financing source who assists in the acquisition of a portfolio and provides us with more favorable non-recourse financing terms or a discounted servicing commission.

We utilize our relationships with brokers, third-party collection agencies and attorneys, and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

      o coordinating due diligence, including, in some cases, on-site visits to the seller's office;

      o  stratifying and analyzing the portfolio characteristics;

      o  valuing the portfolio;

      o  preparing bid proposals;

      o  negotiating pricing and terms;

      o  negotiating and executing a purchase contract;

      o  closing the purchase; and

      o coordinating the receipt of account documentation for the acquired portfolios.

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold through an electronic form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, management monitors the portfolio's performance and uses this information in determining future buying criteria and pricing.

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

      o  the locations of the debtors;

      o  assets found within portfolios; and

      o  the ability to obtain customer statements from the original issuer.

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers for sourcing consumer receivable portfolios. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

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

      o  debts in which the consumer was deceased prior to cutoff date; and

      o  fraudulent accounts.

Accounts returned to sellers for the fiscal years ended 2006, 2005 and 2004 have been determined to be immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that can be returned to the seller.

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

In February 2006, we acquired VATIV Recovery LLC, ("VATIV") located in Sugar Land, Texas. VATIV Recovery Systems LLC provides bankruptcy and deceased account servicing. The acquisition of VATIV provides Asta with internal experience and proprietary systems in support of servicing our own bankruptcy and deceased accounts, while also affording us the opportunity to enter new markets for acquisitions in the bankruptcy and deceased account fields.

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

We presently outsource the majority of our receivable servicing to third-party collection agencies and attorneys. Our senior management typically determines the appropriate third-party collection agency and attorneys based on the type of receivables purchased. Once a group of receivables is sent to a third-party collection agency or attorney, our management actively monitors and reviews the third-party collection agencies' and attorneys' performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments to assist it in evaluating the results of the efforts of the third-party collection agencies and attorneys. Based on portfolio performance guidelines, our management will move certain receivables from one third-party collection agency or attorney to another, or to our internal servicing department if it anticipates that this will result in an increase in collections.

In December 2002, we acquired a collection center that currently employs approximately 60 experienced persons with the capacity for over 100 employees. This facility expands our internal collection and servicing capabilities, gives us greater flexibility and control over the servicing of our consumer receivables portfolios and assists us in monitoring our third-party collection agencies and attorneys.

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

      o  offering obligors a discount on the overall obligation; and/or

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

Legal. If the collection department determines that the customer has the ability to satisfy his obligation but our normal collection activities have not resulted in any resolution of the customer's obligations, the account is referred to the legal department, which consists of non-lawyer administrative staff experienced in collection work. The legal department refers legal case proceedings to outside counsel. The legal department also refers accounts to the skiptrace department to obtain a current phone number, address, the location of assets of the obligor or the identity of the obligor's employer. In addition, the legal department communicates with the collection attorneys that we utilize throughout the country. Over the past two and a half years, we have employed a more aggressive legal strategy that we believe will yield more collections over a longer period of time.

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

Collections Represented by Account Sales

Certain collections represent account sales to other debt buyers to help maximize revenue and cash flows. We feel that our business model of not having a large number of collectors, coupled with a legal strategy which is focused on attempting to attach liens and judgments on obligors, allows us the flexibility to sell accounts at prices that are attractive to us and as important, sell the less desirable accounts within our collective portfolios. There are many factors that contribute to the decision of which receivable to sell and which to service, including:

      o  the age of the receivables;

      o  the status of the receivables -- whether paying or non-paying; and

      o  the selling price.

Collections represented by account sales for the fiscal years ended September 30, 2006, 2005 and 2004 were $55.0 million, $64.7 million and $40.3 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2006, 2005 and 2004 were 25.7%, 38.3% and 35.3%, respectively.

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

Government Regulation

The relationship of a consumer and a creditor is extensively regulated by federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Opportunity Act and the Fair Credit Reporting Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculations methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to have complied with applicable laws could create claims and rights to offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

Several federal, state and municipal laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act and comparable state statutes regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA and certain state statutes specifically addressing third-party debt collectors, it is our policy to comply with applicable laws in our collection activities. Additionally, our third-party collection agencies and attorneys may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our third-party collection agencies' and attorneys' collection activities, failure to comply with such laws could have a material adverse effect on us.

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

Employees

As of September 30, 2006, we had 166 full-time employees. We are not a party to any collective bargaining agreement.

You can visit our web site at www.astafunding.com. Copies of our 10-Ks, 10-Qs, 8-Ks and other SEC reports are available there as soon as reasonably practical after filing electronically with the SEC.

Item 1A. Risk Factors.

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

      o competitive factors affecting potential purchasers and sellers of consumer receivable portfolios; and

      o possible future changes in the bankruptcy laws, state laws and homestead acts which could make it more difficult for us to collect.


We may not be able to continually replace our defaulted consumer receivables.

To operate profitably, we must continually acquire a sufficient amount of distressed consumer receivables to generate continued revenue. Furthermore, we cannot predict how our ability to identify and purchase receivables and the quality of those receivables would be affected if there is a shift in consumer lending practices whether caused by changes in the regulations or accounting practices applicable to debt buying and sustained economic downturn.

We have seen at certain times that the market for acquiring consumer receivable portfolios has become more competitive, thereby diminishing from time to time our ability to acquire such receivables at prices we are willing to pay.

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

      o a decline in the estimated future value of our consumer receivable portfolio recoveries;

      o increases in operating expenses associated with the growth of our operations;

      o  general and economic market conditions; and

      o  prices we are willing to pay for consumer receivable portfolios.

Our projections of future cash flows from our portfolio purchases may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model.

      We use qualitative and quantitative analysis to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forcasted collection, our revenues will be reduced or we may be required to record an impairment charge, which could result in a reduction of our earnings.


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

We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. We compete on the basis of price, reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our finance income and earnings could be materially reduced.

We are dependent upon third parties to service a majority of our consumer receivable portfolios.

Although we utilize our in-house collection staff to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third- party collection agencies and attorneys to service and collect our consumer receivables. However, any failure by our third party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the debtors to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

We rely on our third party collectors to comply with all rules and regulations and maintain proper internal controls over their accounting and operations.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, Puerto Rico and outside the United States, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in their accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs and fines and penalties.

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

We depend on loans from our credit facility and other external sources in part, to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to:

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

We utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on projected cash flows that may prove to be less than anticipated and could lead to reductions in revenue or impairment charges under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3 Accounting for Loans or Certain Securities Acquired in a Transfer. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. If cash collections increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increase to the IRR. Any reduction in our earnings could materially adversely affect our stock price.

We may rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.

We may rely on third parties, including brokers and third-party collection agencies and attorneys , to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected. In addition, if we, or such parties fail to correctly or adequately evaluate the value or collectibility of these consumer receivable portfolios, we may pay too much for such portfolios and suffer an impairment and our earnings could be negatively affected.

The loss of an asset type could impact our ability to acquire receivable portfolios.

In the event one of the asset classes of receivables which we purchase is no longer available to us, our purchases may decline and our results might suffer.

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

Arthur Stern, our Chairman and Executive Vice President, Gary Stern, our President and Chief Executive Officer, and Mitchell Cohen, our Chief Financial Officer are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of any of our executive officers could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios. Currently, the three executives are not under contract with the Company.

The Stern family effectively controls Asta, substantially reducing the influence of our other stockholders.

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of minor children of Barbara Marburger and Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern and Barbara Marburger), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, own in the aggregate approximately 24.6% of our outstanding shares of common stock. In addition, other members of the Stern Family, such as adult children of Gary Stern and Barbara Marburger, own additional shares. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

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

Sustaining growth will also require the implementation of enhancements to our operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to maintain or accelerate our growth or attract additional management talent and any failure to do so could adversely affect our ability to generate finance income and control our expenses.

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

Our new amended and restated loan and security agreement increased our line of credit to $175 million from $125 million, with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The agreement expires on July 10, 2009.

Any indebtedness that we incur under our existing line of credit is collateralized by all of our portfolios of consumer receivables acquired for liquidation. If we default under the indebtedness secured by our assets, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facility imposes certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could result in all or any of the following:

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

      o  the incurrence of additional debt; and

      o the recognition of significant charges for depreciation and amortization related to goodwill impairment and other intangible assets.

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

Our success depends in part on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection or monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party collection agencies and attorneys who also may be adversely affected in the event of an outage in which the third-party collection agencies and attorneys does not have adequate backup arrangements. Any interruption in our operations or our third-party collection agencies' and attorneys' operations could have an adverse effect on our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 13,765,157 shares of common stock issued and outstanding as of the date hereof. Of these shares, 3,385,008 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended. The remainder of our outstanding shares were freely tradeable. In addition, options to purchase approximately 1,414,439 shares of our common stock were outstanding as of September 30, 2006, all of which were vested due to the acceleration of all unvested options as approved by the Board of Directors on September 30, 2005. The exercise prices of such options were substantially lower than the current market price of our common stock. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our present or future stock option plans or warrants to third parties. As of September 30, 2006 there were 1,411,334 shares available for such purpose, including the shares available under the new Equity Compensation Plan approved by the shareholders in March 2006 . If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

On September 11, 2006, the Company's Chairman, Arthur Stern and GMS Family Investors LLC, an entity not controlled by Gary Stern, but whose principal beneficiaries include Gary Stern, President and Chief Executive Officer and his family, and Chief Financial Officer, Mitchell Cohen adopted prearranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan stipulates Arthur Stern, GMS Family Investors LLC and Mitchell Cohen to sell 200,000 shares, 300,000 shares, and 10,000 shares respectively. As of December 8, 2006 Arthur Stern, GMS Family Investors and Mitchell Cohen have sold 136,000 shares, 232,000 shares and 10,000 shares, respectively.

On September 15, 2005, the Company's Chairman, Arthur Stern and President and Chief Executive Officer, Gary Stern adopted prearranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Chairman Arthur Stern and President and Chief Executive Officer Gary Stern and his affiliates sold 56,856 shares and 83,656 shares, respectively.

Item 1B. Unresolved Staff Comments.


The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.


Item 2. Properties.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 12,000 square feet of general office space for approximately $18,000 per month, plus utilities. The lease expires on July 31, 2010.

In addition, our call center is located in Bethlehem, Pennsylvania, where we lease approximately 9,070 square feet of general office space for approximately $9,000 per month. The lease expires on December 31, 2009. Our office in Sugarland Texas occupies approximately 1,408 square feet of general office space for approximately $2,300 per month. The lease expires October 31, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 15, 2000, our common stock has been quoted on the NASDAQ National Market system under the symbol "ASFI." On December 8, 2006 there were approximately 23 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2004 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):




                                                High           Low
                                                ----           ---
October 1, 2004 to December 31, 2004           28.28          15.82
January 1, 2005 to March 31, 2005              29.23          20.51
April 1, 2005 to June 30, 2005                 29.65          19.06
July 1, 2005 to September 30, 2005             32.49          24.20

October 1, 2005 to December 31, 2005           33.45          23.25
January 1, 2006 to March 31, 2006              35.36          26.80
April 1, 2006 to June 30, 2006                 43.29          30.67
July 1, 2006 to September 30, 2006             39.30          31.67

Dividends

During the year ended September 30, 2006, the Company declared quarterly cash dividends aggregating $7,687,000 which includes $0.04 per share, per quarter, plus a one time special dividend declared September 11, 2006 of $0.40 per share of which $6,052,000 was paid November 1, 2006. During the year ended September 30, 2005 the Company declared quarterly cash dividends aggregating $1,901,000 ($0.035 per share, per quarter) of which $476,000 was paid November 1, 2005. During the year ended September 30, 2004, the Company declared quarterly cash dividends of $1,606,000 ($0.035 per share, per quarter), of which $470,000 was paid November 1, 2004. We expect to pay a regular cash dividend in future quarters. This will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends. All per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

Securities Authorized for Issuance under Equity Compensation Plans

Included in the following table are the number options outstanding, the average price and the number of available options remaining available for future issuance under equity compensation plans.

--------------------------------------  --------------------------------  ------------------------   -----------------------------
Equity compensation Plan                Number of securities              Weighted-average           Number of securities
information:Plan category               to be issued upon                 exercise price of          remaining available
                                        exercise of outstanding           outstanding options,       for future issuance under
                                        options, warrants and rights      warrants and rights        equity compensation plans
                                                                                                     (excluding securities
                                                                                                     reflected in column (a))

                                        (a)                               (b)                        (c)

--------------------------------------  --------------------------------  ------------------------  -----------------------------
Equity compensation plans approved
by security holders

                                                              1,414,439                    $9.45                 1,411,334
--------------------------------------  --------------------------------  ------------------------  -----------------------------
Equity compensation plans not
approved by security holders

                                                                      0                        0                         0
--------------------------------------  --------------------------------  ------------------------  -----------------------------
Total                                                         1,414,439                    $9.45                 1,411,334
--------------------------------------  --------------------------------  ------------------------  -----------------------------

Item 6. Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2006. The selected financial data for the five fiscal years ended September 30, 2006, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. All share and per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

                                                                                         Year Ended September 30,
                                                                        ------------------------------------------------------------
                                                                          2006         2005        2004          2003        2002
                                                                        --------     --------     --------     --------     --------
                                                                                    (in thousands, except per share data)
Operations Statement Data:
Finance income ....................................................     $101,024     $ 69,479     $ 51,175     $ 34,862     $ 35,793
Equity in earnings of venture .....................................          550                      --                        --
Other income ......................................................          405                                                 219
                                                                        --------     --------     --------     --------     --------
Total revenue .....................................................      101,979       69,479       51,175       34,862       36,012
                                                                        --------     --------     --------     --------     --------

Costs and expenses:
General and administrative................................ ........       18,268       15,340       11,258        7,837        6,698
Interest expense ..................................................        4,641        1,853          845        1,855        3,643
Impairments .......................................................        2,245         --           --           --           --
Third party servicing .............................................         --                       1,316        5,564        7,433
Provision for credit losses .......................................         --                         300         --            950
                                                                        --------     --------     --------     --------     --------
Total expenses ....................................................       25,154       17,193       13,719       15,256       18,724
                                                                        --------     --------     --------     --------     --------

Income before provisions for income taxes .........................       76,825       52,286       37,456       19,606       17,288
Provisions for income taxes .......................................       31,060       21,290       15,219        8,032        6,905
                                                                        --------     --------     --------     --------     --------

Net income ........................................................     $ 45,765     $ 30,996     $ 22,237     $ 11,574     $ 10,383
                                                                        ========     ========     ========     ========     ========

Basic net income per share ........................................     $   3.36     $   2.29     $   1.67     $   1.23     $   1.29
                                                                        ========     ========     ========     ========     ========

Diluted net income per share ......................................     $   3.13     $   2.15     $   1.57     $   1.13     $   1.19
                                                                        ========     ========     ========     ========     ========




                                                                                         Year Ended September 30,
                                                                      -----------------------------------------------------------
                                                                        2006        2005        2004         2003          2002
                                                                      --------    --------    --------     --------      --------
                                                                                                (in millions)
Other Financial Data:
Cash collections ..................................................   $   214.5   $   168.9   $   114.0    $    80.5     $    78.6
Portfolio purchases, at cost ......................................       200.2       126.0       103.7        115.6          36.6
Portfolio purchases, at face ......................................     5,194.0     3,445.2     2,833.6      3,576.4       1,495.7
Cumulative aggregate purchases, at face ...........................    18,701.9    13,507.9    10,062.7      7,349.0       3,772.7
Return on average assets (1) ......................................       19.6%       18.3%       16.3%        15.0%         21.6%
Return on average stockholders' equity (1) ........................       27.8%       23.9%       21.5%        18.4%         36.9%

(1) The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders' equity is computed by dividing net income by the average stockholders' equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Cautions Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may", "will", "should", "plan", "expect", "anticipate", "estimate", and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described below under "Risk Factors" and "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms "we", "us" "the Company", or "our" as used herein refer to Asta Funding, Inc. and our subsidiaries.


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


Critical Accounting Policies

We account for our investments in consumer receivable portfolios, using either:

      o  the interest method; or

      o  the cost recovery method.

Generally, each purchase is considered a separate portfolio of receivables and is considered a financial investment. Based upon the expected performance characteristics of the receivables in the portfolio, we determine whether the portfolio should be accounted for using the interest method or the cost recovery method. If we can reasonably estimate the amount to be collected on a portfolio and can reasonably determine the timing of such payments based on historic experience and other factors, we use the interest method. If we cannot reasonably estimate the future cash flows, we use the cost recovery method. Substantially all of our portfolios are currently accounted for using the interest method.

Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans" provided we could reasonably estimate the amount to be collected on the portfolio and could reasonably determine the timing of such payments. Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. If cash collections increase subsequent to recording an impairment, reversal of the previously recognized impairment is made prior to any increase to the IRR.

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


----------------------------------------------------  ---------------------------------------
                                                          Years ending September 30
----------------------------------------------------  ---------------------------------------
                                                           2006          2005        2004
----------------------------------------------------  ------------  ------------  -----------
Finance income                                             99.1%        100.0%       100.0%
----------------------------------------------------  ------------  ------------  -----------
Equity in earnings of venture                                0.5%          0.0%        0.0%
----------------------------------------------------  ------------  ------------  -----------
Other income                                                 0.4%          0.0%         0.0%
----------------------------------------------------  ------------  ------------  -----------
Total revenue                                              100.0%        100.0%       100.0%
----------------------------------------------------  ------------  ------------  -----------
General and administrative                                  17.9%         22.1%        22.0%
----------------------------------------------------  ------------  ------------  -----------
Interest expense                                             4.6%          2.7%         1.7%
----------------------------------------------------  ------------  ------------  -----------
Impairments                                                  2.2%          0.0%         0.0%
----------------------------------------------------  ------------  ------------  -----------
Provision for credit and other losses                        0.0%          0.0%         0.6%
----------------------------------------------------  ------------  ------------  -----------
Third party servicing                                        0.0%          0.0%         2.6%
----------------------------------------------------  ------------  ------------  -----------
Income before provision for income taxes                    75.3%         75.3%        73.1%
----------------------------------------------------  ------------  ------------  -----------
Provision for income taxes                                  30.5%         30.6%        29.7%
----------------------------------------------------  ------------  ------------  -----------
Net Income                                                  44.9%         44.6%        43.4%
----------------------------------------------------  ------------  ------------  -----------

Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

Finance income. For the year ended September 30, 2006, finance income increased $31.5 million or 45.4% to $101.0 million from $69.5 million for the year ended September 30, 2005. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the fiscal year ended September 30, 2006, as compared to the same prior year period, coupled with the effect of increased yields on certain portfolios. For the fiscal year ended September 30, 2006, we acquired receivables at a cost of $200.2 million as compared to $126.0 million for the year ended September 30, 2005. For the fiscal year ended September 30, 2006, we had an average of $215.0 million in consumer receivables acquired for liquidation as compared to $159.4 million for the year ended September 30, 2005, a 34.8% increase. Finance income recognized from collections represented by account sales was $32.0 million and $24.9 million for the years ended September 30, 2006 and 2005, respectively, while collections represented by account sales decreased by 15.0%, or $9.7 million from $64.7 million to $55.0 million. This decrease is primarily due to the sales of certain portfolios purchased in 2003 and 2004 with higher rates of return primarily recognized in 2006.

Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates attained and forecasted to be attained by our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue, we adjusted our accretable yields by $44.5 million which impacted revenue this year and will impact revenue in future years as well.

In 2004 the Company decided to increase its utilization of the legal process to increase collections. This strategy has proven to be effective to date, as we continue to utilize this strategy. The commissions and fees associated with gross collections from our third-party collection agencies and attorneys were approximately $105.7 million, or 33.0% of gross collections, in the fiscal year ended September 30, 2006, as compared to $49.9 million, or 22.8% of gross collections in the prior year. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will rise; however the contingency fees should stabilize in the range of 30% to 33% of gross collections based upon the current mix of portfolios.

Other income. Other income of $405,000 for the year ended September 30, 2006 includes service fee income generated by VATIV and interest income from banks and other loan instruments.

Equity in earnings of venture. In August 2006 the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company's share of the income of $550,000 in 2006 is primarily due to sales of the higher valued inventory early in the venture's life. The Company has received approximately $2.4 million through September 30, 2006 in cash distributions from the venture and an additional $1.8 million through November 30, 2006 as returns of its investment.

General and Administrative Expenses. For the year ended September 30, 2006, general and administrative expenses increased $3.0 million or 19.1% to $18.3 million from $15.3 million for the year ended September 30, 2005. The increase was primarily due to an increase in the administrative costs associated with the 34.9% increase in the accounts acquired for liquidation. The increase in the administrative expenses included increased media costs, technology costs, salaries, and related benefits, professional fees, telephone charges and rent.

Interest Expense. For the year ended September 30, 2006, interest expense increased $2.7 million or 150.5% to $4.6 million from $1.9 million for the year ended September 30, 2005. The increase was primarily due to the increase in the average outstanding borrowings under our line of credit during the year ended September 30, 2006, as compared to the same prior year period. The average outstanding balance during the year ended September 30, 2006 was $63.2 million as compared to $34.3 million for the period ended September 30, 2005.
Also, the average interest rate for the year, excluding unused credit line fees, increased to 6.97% from 5.17% in 2005.

Net income. For the year ended September 30, 2006, net income increased $14.8 million or 47.7% to $45.8 million from $31.0 million for the year ended September 30, 2005. Net income per share for the year ended September 30, 2006 increased $0.98 per diluted share or 45.6% to $3.13 per diluted share from $2.15 per diluted share for the year ended September 30, 2005.

Year Ended September 30, 2005 Compared to the Year Ended September 30, 2004

Finance income. For the year ended September 30, 2005, finance income increased $18.3 million or 35.8% to $69.5 million from $51.2 million for the year ended September 30, 2004. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the fiscal year ended September 30, 2005, as compared to the same prior year period. For the fiscal year ended September 30, 2005, we acquired receivables at a cost of $126.0 million as compared to $103.7 million for the year ended September 30, 2004. For the fiscal year ended September 30, 2005, we had an average of $159.4 million in consumer receivables acquired for liquidation as compared to $125.9 million for the year ended September 30, 2004, a 26.7% increase. Finance income recognized from collections represented by account sales was $24.9 million and $14.9 million for the years ended September 30, 2005 and 2004, respectively. Based on actual cash flows for the year ended September 30, 2005, and projected cash flows we did not change our estimates of collections during the year ended September 30, 2005. Based on actual cash flows for the year ended September 30, 2004, and the then projected future cash flows on certain portfolios as compared to what we estimated at September 30, 2003, a revision was made to the estimated collections. Such change in accounting estimate has resulted in approximately a $9.8 million increase in finance income recognized for the year ended September 30, 2004 for these portfolios. In 2004 The Company decided to increase its utilization of the legal process to increase collections. This strategy has proven to be effective and we will continue to utilize this strategy. The commissions and fees associated with gross collections from our third-party collection agencies and attorneys were approximately $49.9 million, or 22.8% of gross collections, in the fiscal year ended September 30, 2005, as compared to $25.9 million, or 18.5% of gross collections in the prior year.

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

Net income. For the year ended September 30, 2005, net income increased $8.8 million or 39.4% to $31.0 million from $22.2 million for the year ended September 30, 2004. Net income per share for the year ended September 30, 2005 increased $0.58 per diluted share or 36.9% to $2.15 per diluted share from $1.57 per diluted share for the year ended September 30, 2004


Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $7.8 million compared to $4.0 million at September 30, 2005. The increase in cash and cash equivalents at September 30, 2006, was primarily due to the timing of our credit line payments, other liability payments and tax payments for the year ended September 30, 2006 as compared to the prior year. The primary source of cash from operations is the collections on the receivable portfolios that we have acquired and the primary source of cash from financing activities is the net borrowings under our line of credit. These sources of cash were used mainly for the purchase of consumer receivables, partially offset by principal payments received from collections of consumer receivables acquired for liquidation. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. In July of 2006, we entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result, the credit facility is now $175 million up from $125 million, with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The new agreement expires on July 10, 2009. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The applicable rate at September 30, 2006 and 2005, respectively, was 7.25% and 6.25%. The average interest rate for the years ended September 30, 2006 and 2005, respectively, was 6.97% and 5.17%. The average rate is the result of using the LIBOR calculation.

In January 2006, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a consortium of banks from $100 million to $125 million. The amended and restated loan and security agreement had an original expiration date of May 11, 2006, which was extended 60 days to July 11, 2006 to finalize negotiations on the new agreement.

In addition, we may arrange for financing on a transactional basis. While we have historically been able to finance portfolio purchases, we do not have committed loan facilities, other than our line of credit with a financial institution. As of December 8, 2006, September 30, 2006, and September 30, 2005, we had outstanding borrowings of $82.9, $82.8, and $29.3 million respectively under this facility and we were in compliance with all of the covenants under this line of credit.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:


                                                                                          Year Ended September 30,
                                                                         ----------------------------------------------------------
                                                                          2006         2005         2004         2003         2002
                                                                         ------       ------       ------       ------       ------
                                                                                             (in millions)
Balance at beginning of period ....................................      $172.7       $146.1       $105.6       $ 36.1       $ 43.8
Acquisitions of finance receivables,
net of buybacks ...................................................       200.2        126.0        103.7        115.6         36.6
Cash collections from debtors
applied to principal (1) ..........................................       (90.4)       (59.6)       (37.6)       (27.4)       (44.3)
Cash collections represented by account sales
   applied to principal (1) .......................................       (23.0)       (39.8)       (25.3)       (18.2)
Impairment/Portfolio writedown ....................................        (2.2)        --           (0.3)        (0.5)        --
                                                                         ------       ------       ------       ------       ------
Balance at end of period ..........................................      $257.3       $172.7       $146.1       $105.6       $ 36.1
                                                                         ======       ======       ======       ======       ======

(1) Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Net cash provided by operating activities was $48.9 million during the year ended September 30, 2006, compared to $32.1 million during the year ended September 30, 2005. The increase was primarily due to an increase in net income partially offset by an increase in amount due from third party collection agencies and attorneys and other assets at September 30, 2006, compared to the prior year.

Net cash used in investing activities was $97.4 million during the year ended September 30, 2006, compared to $21.0 million during the year ended September 30, 2005. The increase in cash used in investing activities was primarily due to an increase in the purchase of consumer receivables acquired for liquidation, a distribution from the venture, offset by increase in principal collections, and investment in an acquisition and investment in the venture.

Net cash provided by financing activities was $52.3 million during the year ended September 30, 2006, compared to net cash used in financing activities of $10.3 million for the prior year. The increase in the net cash provided by financing was primarily due to a $53.5 million increase in borrowings during the year ended September 30, 2006, as compared to repayments of $10.1 million in the prior year. On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and, as a result, the credit facility is now $175 million, up from $125 million, with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement is three years. The applicable rate at September 30, 2006 and 2005, respectively, was 7.25% and 6.25%. The average interest rate for the years ended September 30, 2006 and 2005, respectively was 6.97% and 5.17% excluding unused credit line fees. The average rate is the result of using the LIBOR calculation.

In January 2006, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a consortium of banks from $100 million to $125 million. The amended and restated loan and security agreement had an original expiration date of May 11, 2006, which was extended 60 days to July 11, 2006 to finalize negotiations on the new agreement.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the year ended September 30, 2006, we acquired consumer portfolios at a cost of approximately $200.2 million having an aggregate outstanding balance totaling approximately $5.2 billion.

We anticipate funds available under our current credit facility and cash from operations will be sufficient to satisfy our estimated cash requirements for at least the next 12 months. If, for any reason, our available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors, including acquisitions), we may be required to seek additional funding.

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

Supplementary Information on Consumer Receivables Portfolios:

                               Portfolio Purchases

                                                     Year Ended September 30,
                                                 ------------------------------------
                                                   2006          2005         2004
                                                 --------      --------      --------
                                                          (in millions)
Aggregate Purchase Price ..................      $  200.2      $  126.0      $  103.7
Aggregate Portfolio Face Amount............       5,194.0       3,445.2       2,833.5

The prices we pay for our consumer receivable portfolios are dependent on many criteria including the age of the portfolio, the number of third party collection agencies and attorneys that have been involved in the collection process and the geographical distribution of the portfolio. When we pay higher prices for portfolios which are performing or fresher, we believe it is not at the sacrifice of our expected returns. Price fluctuations for portfolio purchases from quarter to quarter or year over year are indicative of the overall mix of the types of portfolios we are purchasing.

              Schedule of Portfolios by Income Recognition Category

                                                 September 30, 2006            September 30, 2005           September 30, 2004
                                             -------------------------      -------------------------    ------------------------
                                                Cost         Interest          Cost         Interest        Cost         Interest
                                              Recovery       Method          Recovery       Method        Recovery       Method
                                             Portfolios     Portfolios      Portfolios     Portfolios    Portfolios    Portfolios
                                             ----------     ----------      ----------     ----------    -----------   ----------
                                                                                   (in millions)
Original Purchase
Price (at period end) ..................      $    50.6      $   655.0      $    49.3      $   454.8      $    49.3      $   328.8
Cumulative Aggregate
Managed Portfolios
(at period end) ........................        2,205.0       16,332.8        2,168.4       11,339.5        2,168.4        7,894.3
Receivable Carrying
Value (at period end) ..................            1.1          256.3            0.1          172.6            1.3          144.8
Finance Income Earned
(for the respective
period) ................................            3.4           97.6            5.4           64.1            5.4           45.3
Total Cash Flows (for
the respective
period) ................................            3.7          210.8            6.6          162.3            7.6          104.5

The original purchase price reflects what we paid for the receivables from 1998 through the end of the respective period. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers at the end of the respective period. Additional differences between year to year period end balances may result in the transfer of portfolios between the interest method and the cost recovery method. We purchase consumer receivables at substantial discounts from the face amount. We record finance income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

Collections Represented by Account Sales

                                           Collections
                                           Represented             Finance
                                            By account             Income
Year                                          Sales              Recognized
----                                       -----------           -----------

2006 .......................               $55,035,000           $32,041,000

2005 .......................                64,731,000            24,918,000

2004 .......................                40,260,000            14,948,000

Finance income recognized from collections represented by account sales in 2006 increased due to sales of certain portfolios purchased in 2004 with higher rates of return.

                            Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on accrual basis portfolios on an annual vintage basis since October 1, 2001 through September 30, 2006.

                                              Net Cash Collections       Estimated                Total           Total Collections
Purchase                     Purchase           Including Cash           Remaining              Estimated          as a Percentage
Period                       Price(2)              Sales (3)            Collections(4)        Collections(5)      of Purchase Price
------                     ------------       --------------------      --------------        --------------      -----------------
2001 ...........           $ 65,120,000           $ 94,603,000                   --               94,603,000             145%
2002 ...........             36,557,000             51,816,000                   --               51,816,000             142%
2003 ...........            115,626,000            172,924,000             25,816,000            198,740,000             172%
2004 ...........            103,743,000            132,659,000             29,700,000            162,359,000             157%
2005 ...........            126,023,000            103,830,000            102,935,000            206,765,000             164%
2006 ...........            200,237,000             63,704,000            241,548,000            305,252,000             152%

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

(4)  Does not include estimated collections from portfolios that are zero basis

(5) Total estimated collections refers to the actual net cash collections, including cash sales, plus estimed remaining collections.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2006, we recognized finance income of $3.4 million under the cost recovery method because we collected $3.4 million in excess of our purchase price on certain of these portfolios. In addition, we earned $97.6 million of finance income under the interest method based on actuarial computations which in turn are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2006, we purchased portfolios with an aggregate purchase price of $200.2 million with a face value (gross contracted amount) of $5.2 billion.

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company's fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - and amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company believes that, when adopted will not impact the Company.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. We do not expect the adoption of FASB Statement No. 157 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB Statement No. 157 will have on our disclosure requirements.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose either the amortization method or the fair value measurement method subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

We do not expect FASB No. 156 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB No. 156 will have on our disclosure requirements. The statement becomes effective after the beginning of the first fiscal year that begins after September 15, 2006.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments - and amendment of FASB Statements No. 133 and 140. This Statement:

     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The statement became effective for us on October 1, 2006. We do not expect the adoption of FASB No. 155 to have a material impact on our financial reporting and disclosure.

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

Inflation:

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2006, 2005 and 2004.

Seasonality and Trends

Our management believes that our operations may, to some extent, be affected by high delinquency rates and by lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods and during the summer months. In addition, on occasion the market for acquiring distressed receivables does become more competitive thereby possibly diminishing our ability to acquire such distressed receivables at attractive prices in such periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2006, our $175 million credit facility, all of which is variable debt, had an outstanding balance of $82.8 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by $150,000 based on the average balance outstanding during the fiscal year. We do not currently invest in derivative financial or commodity instruments.



Item 8. Financial Statements And Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Auditors thereon required by this item appear in this report on the pages indicated in the following index:

      Index to Audited Financial Statements:                               Page
      --------------------------------------                               ----

      Report of Independent Registered Public Accounting Firm              F-2

      Consolidated Balance Sheets - September 30, 2006 and 2005            F-3

      Consolidated Statements of Operations - Years ended
      September 30, 2006, 2005 and 2004                                    F-4

      Consolidated Statements of Shareholders' Equity - Years ended
      September 30, 2006, 2005 and 2004                                    F-5

      Consolidated Statements of Cash Flows - Years ended
      September 30, 2006, 2005 and 2004                                    F-6

      Notes to Consolidated Financial Statements                           F-7


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

      Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) as of the end of the period ended September 30, 2006. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.


      Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on management's assessment the Company believes that, as of September 30, 2006, the Company's internal control over financial reporting is effective based on those criteria.

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

Eisner LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements have issued an audit report on management's assessment of the Company's internal control over financial reporting as of September 30, 2006. Eisner's attestation report on management's assessment of the Company's internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Asta Funding, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Asta Funding, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on, criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Asta Funding, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Asta Funding, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on, the COSO criteria. Also, in our opinion, Asta Funding, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 6, 2006, expressed an unqualified opinion on those consolidated financial statements.

Eisner LLP
New York, New York
December 6, 2006



Item 9B. Other Information.

None.



PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information contained under the caption "Directors, Executive Officers, and Corporate Governance in our definitive Proxy Statement to be filed with the Commission on or before January 26, 2007, is incorporated by reference in response to this Item 10.

We have adopted a Code of Ethics for our Senior Financial Officers that is incorporated into this Form 10-K in Exhibit 14.1.

Item 11. Executive Compensation.

Information contained under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Commission on or before January 26, 2007 is incorporated by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the Commission on or before January 26, 2007 is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the Commission on or before January 26, 2007 is incorporated by reference in response to this
Item 13.

Item 14.  Principal Accounting Fees and Services.

Information contained under the caption "Principla Accounting Fees and Services" in our definitive Proxy Statement to be filed with the Commission on or before January 26, 2007 is incorporated by reference in response to this Item 14.



Part IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

   (a) The following documents are filed as part of this report

      1. Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8

            2. Exhibits

                Exhibit
                Number

                  3.1      Certificate of Incorporation. (1)

                  3.2      Amendment to Certificate of Incorporation (3)

                  3.3      By laws. (2)

                  10.1     Asta Funding, Inc 1995 Stock Option Plan as Amended
                           (1) +

                  10.2     Asta Funding, Inc. 2002 Stock Option Plan (3) +

                  10.3     Asta Funding, Inc. Equity Compensation Plan (6) +

                  10.4 Third Amended and Restated Loan and Security Agreement dated May 11, 2004, between the Company and Israel Discount Bank of NY (5)

                  10.5 Fourth Amended and Restated Loan and Security Agreement dated July 10, 2006, between the Company and Israel Discount Bank of NY (7)

                  10.6 Lease agreement between the Company and 210 Sylvan Avenue LLC dated July 29, 2006 (8)

                  14.1     Code of Ethics for Senior Financial Officers (4)

                  21.1     Subsidiaries of the Company*

                  31.1 Certification of Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

                  31.2 Certification of Registrant's Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

                  32.1 Certification of the Registrant's Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                  32.2 Certification of the Registrant's Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1) Incorporated by reference to an Exhibit to Asta Funding's Registration Statement on Form SB-2 (File No. 33-97212).

(2) Incorporated by reference to an Exhibit to Asta Funding's Annual Report on Form 10-KSB for the year ended September 30, 1999.

(3) Incorporated by reference to an Exhibit to Asta Funding's Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(4) Incorporated by reference to Exhibit 14.1 to Asta Funding's Annual Report on form 10-K for the year ended September 30, 2004.

(5) Incorporated by reference to Exhibit 10.1 to Asta Funding's Current Report on Form 8-K filed May 19, 2004.

(6) Incorporated by reference to Exhibit 10.1 to Asta Funding's Current Report on Form 8-K filed March 3, 2006.

(7) Incorporated by reference to Exhibit 10.1 to Asta Funding's Current Report on Form 8-K filed July 12, 2006.

(8) Incorporated by reference to Exhibit 10.1 to Asta Funding's Current Report on Form 8-K filed August 1, 2005.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASTA FUNDING, INC.


Dated:  December 14, 2006                 By:/s/Gary Stern
                                          -------------------------------------
                                          Gary Stern
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                      Title                                             Date
---------                                      -----                                             ----
/s/Gary Stern                          President, Chief Executive Officer and Director        December14, 2006
---------------------
Gary Stern

/s/Mitchell Cohen                      Chief Financial Officer                                December 14, 2006
---------------------
Mitchell Cohen

/s/Arthur Stern                        Chairman of the Board and Executive                    December 14, 2006
---------------------                  Vice President
Arthur Stern

/s/Herman Badillo                      Director                                               December 14, 2006
---------------------
Herman Badillo

/s/Edward Celano                       Director                                               December 14, 2006
---------------------
Edward Celano

/s/Harvey Leibowitz                    Director                                               December 14, 2006
---------------------
Harvey Leibowitz

/s/David Slackman                      Director                                               December 14, 2006
---------------------
David Slackman

/s/Alan Rivera                         Director                                               December 14, 2006
---------------------
Alan Rivera

/s/Louis A. Piccolo                    Director                                               December 14, 2006
---------------------
Louis A. Piccolo

                       ASTA FUNDING, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                           SEPTEMBER 30, 2006 and 2005

ASTA FUNDING, INC. AND SUBSIDIARIES


Contents

                                                                      Page
                                                                      ----

Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm         F-2

      Balance sheets as of September 30, 2006 and 2005                F-3

      Statements of operations for the years ended
           September 30, 2006, 2005 and 2004                          F-4

      Statements of stockholders' equity for the years ended
           September 30, 2006, 2005 and 2004                          F-5

      Statements of cash flows for the years ended
           September 30, 2006, 2005 and 2004                          F-6

      Notes to consolidated financial statements                      F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. as of September 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Asta Funding, Inc. and Subsidiaries internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 6, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP
New York, New York
December 6, 2006

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                                    September 30,
                                                                                          ----------------------------------
                                                                                              2006                   2005
                                                                                          ------------          ------------
ASSETS
  Cash and cash equivalents                                                               $  7,826,000          $  4,059,000
  Consumer receivables acquired for liquidation (at net realizable value)                  257,275,000           172,727,000
  Due from third party collection agencies and attorneys                                     3,062,000             1,425,000
  Investment in venture                                                                      5,965,000
  Furniture and equipment (net of accumulated depreciation of $1,769,000
       in 2006 and $1,426,000 in 2005)                                                       1,101,000               989,000

  Deferred income taxes                                                                      7,577,000
  Other assets                                                                               5,034,000               838,000
                                                                                          ------------          ------------

                                                                                          $287,840,000          $180,038,000
                                                                                          ============          ============

LIABILITIES
  Advances under line of credit                                                           $ 82,811,000          $ 29,285,000
  Other liabilities                                                                          4,338,000             3,704,000
  Dividends payable                                                                          6,052,000               476,000
  Income taxes payable                                                                      10,377,000             1,243,000
  Deferred income taxes                                                                           --                 153,000
                                                                                          ------------          ------------

       Total liabilities                                                                   103,578,000            34,861,000
                                                                                          ------------          ------------

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000;
    issued - none
Common stock, $.01 par value, authorized 30,000,000 shares, issued
      and outstanding 13,755,157 shares in 2006 and 13,595,324 in 2005                         138,000               136,000
Additional paid-in capital                                                                  61,803,000            60,798,000
Retained earnings                                                                          122,321,000            84,243,000
                                                                                          ------------          ------------

       Total stockholders' equity                                                          184,262,000           145,177,000
                                                                                          ------------          ------------

                                                                                          $287,840,000          $180,038,000
                                                                                          ============          ============



See notes to consolidated financial statements                              F-3

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                           Year Ended
                                                                          September 30,
                                                       ------------------------------------------------------------
                                                          2006                    2005                     2004
                                                       ------------            ------------            ------------
Revenues:
Finance income                                         $101,024,000            $ 69,479,000            $ 51,175,000
Other income                                                405,000                    --                      --
Equity in earnings of venture                               550,000                    --                      --
                                                       ------------             ------------           ------------
                                                        101,979,000              69,479,000              51,175,000

General and administrative expenses                      18,268,000              15,340,000              11,258,000

Interest expense                                          4,641,000               1,853,000                 845,000

Impairments                                               2,245,000                    --                      --

Provisions for credit and other losses                         --                      --                   300,000

Third-party servicing expenses                                 --                      --                 1,316,000
                                                       ------------            ------------            ------------
                                                         25,154,000              17,193,000              13,719,000
                                                       ------------            ------------            ------------

Income before provision for income taxes                 76,825,000              52,286,000              37,456,000

Provision for income taxes                               31,060,000              21,290,000              15,219,000
                                                       ------------            ------------            ------------

Net income                                             $ 45,765,000            $ 30,996,000            $ 22,237,000
                                                       ============            ============            ============

Basic net income per share                             $       3.36            $       2.29            $       1.67
                                                       ============            ============            ============
Diluted net income per share                           $       3.13            $       2.15            $       1.57
                                                       ============            ============            ============

Weighted average shares:
    Basic                                                13,637,406              13,543,580              13,346,125
    Diluted                                              14,615,148              14,410,275              14,154,125




See notes to consolidated financial statements                              F-4

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                                                            Additional
                                                Common Stock                 Paid-in         Retained
                                           Shares           Amount           Capital         Earnings           Total
                                        ------------     ------------      ------------     ------------      ------------
Balance, September 30, 2003              13,180,926      $    132,000      $ 57,718,000     $ 34,517,000      $ 92,367,000

Exercise of options                         251,668             2,000         1,363,000                          1,365,000

Tax benefit from exercise of
  non qualified stock options                                                   103,000                            103,000

Dividends                                                                                     (1,606,000)       (1,606,000)

Net income                                                                                    22,237,000        22,237,000
                                       ------------      ------------      ------------     ------------      ------------
Balance, September 30, 2004              13,432,594           134,000        59,184,000       55,148,000       114,466,000

Exercise of options                         162,730             2,000         1,417,000                          1,419,000

Tax benefit arising from exercise
  of non qualified stock options                                                197,000                            197,000
Dividends                                                                                     (1,901,000)       (1,901,000)
Net income                                                                                    30,996,000        30,996,000
                                       ------------      ------------      ------------     ------------      ------------
Balance, September 30, 2005              13,595,324           136,000        60,798,000       84,243,000       145,177,000

Exercise of options                         159,833             2,000           870,000                            872,000
Tax benefit arising from exercise
  of non qualified stock options                                                 30,000                             30,000
Dividends                                                                                     (7,687,000)       (7,687,000)
Compensation expense                                                            105,000                            105,000
Net income                                                                                    45,765,000        45,765,000
                                       ------------      ------------      ------------     ------------      ------------
Balance, September 30, 2006              13,755,157      $    138,000      $ 61,803,000     $122,321,000      $184,262,000
                                       ============      ============      ============     ============      ============





See notes to consolidated financial statements                              F-5

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                         Year Ended September 30,
                                                                               2006              2005                2004
                                                                           -------------      -------------      -------------
Cash flows from operating activities:
 Net income                                                                $  45,765,000      $  30,996,000      $  22,237,000
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              575,000            485,000            356,000
      Deferred income taxes                                                   (7,730,000)           109,000            (41,000)
      Impairments of consumer receivables acquired for liquidation             2,245,000
      Stock based compensation                                                   105,000
      Equity in earnings of venture                                             (550,000)
      Cash distribution from venture                                             550,000
      Provision for credit and other losses                                                                            300,000
 Changes in:
   Due from third party collection agencies and attorneys                     (1,637,000)          (588,000)          (777,000)
   Other assets                                                                 (191,000)           622,000           (398,000)
   Income taxes payable                                                        9,134,000           (182,000)           623,000
   Other liabilities                                                             632,000            615,000           (530,000)
   Restricted cash and cash equivalents                                                                --               54,000


                                                                           -------------      -------------      -------------
        Net cash provided by operating activities                             48,898,000         32,057,000         21,824,000
                                                                           -------------      -------------      -------------

Cash flows from investing activities:

   Purchase of consumer receivables acquired for liquidation                (200,237,000)      (113,537,000)      (103,743,000)
   Principal payments received from collection of consumer
      receivables acquired for liquidation                                    90,450,000         59,648,000         37,558,000
   Principal payments received from collections represented
      By sales of consumer receivables acquired for liquidation               22,994,000         39,813,000         25,312,000
   Investment in venture                                                      (7,810,000)
   Cash distribution received from venture                                     1,845,000
   Change in other assets and investments                                     (2,862,000)
   Acquisition of businesses, net of cash acquired                            (1,406,000)       (13,521,000)
   Capital expenditures                                                         (423,000)          (685,000)          (146,000)
   Deposit on receivable purchase                                                                 7,288,000         (7,288,000)
   Auto loan principal payments collected                                                                                5,000
                                                                           -------------      -------------      -------------
        Net cash used in investing activities                                (97,449,000)       (20,994,000)       (48,302,000)
                                                                           -------------      -------------      -------------

Cash flows from financing activities:
   Borrowings (repayments)  under line of credit, net                         53,526,000        (10,070,000)        22,974,000
   Dividends paid                                                             (2,110,000)        (1,894,000)        (1,466,000)
   Proceeds from exercise of stock options                                       872,000          1,419,000          1,365,000
Tax benefit arising from exercise of non-qualified stock options                  30,000            197,000            103,000

                                                                           -------------      -------------      -------------
Net cash provided by (used in) financing activities                           52,318,000        (10,348,000)        22,976,000
                                                                           -------------      -------------      -------------

Net increase (decrease) in cash and cash equivalents                           3,767,000            715,000         (3,502,000)
Cash and cash equivalents at beginning of year                                 4,059,000          3,344,000          6,846,000
                                                                           -------------      -------------      -------------

Cash and cash equivalents at end of year                                   $   7,826,000      $   4,059,000      $   3,344,000
                                                                           =============      =============      =============

Supplemental disclosure of cash flow information:
 Cash paid for:
   Interest                                                                $   4,766,000      $   1,927,000      $     766,000
                                                                           =============      =============      =============
   Income taxes                                                            $  29,535,000      $  21,244,000      $  14,534,000
                                                                           =============      =============      =============



See notes to consolidated financial statements                              F-6

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005



NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1]  The Company:

     Asta Funding, Inc., together with its wholly owned subsidiaries, (the "Company") is engaged in the business of purchasing, managing for their own account and servicing charged-off receivables, semi-performing receivables and performing receivables Charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies Semi-performing receivables -- accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. We acquire these portfolios at substantial discounts from their face values that are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

[2]  Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in the venture, representing a 25% interest, is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]  Impairments:

     In October 2003, the American Institute of Certified Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. Implementation of this SOP will make it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant.


[7]  Income taxes:

     Deferred federal and state taxes arise from temporary differences resulting primarily from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting, (ii) provision for impairment/credit losses, and (iii) investee income recognized on the equity method, all resulting in timing differences between financial accounting and tax reporting.

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2006, 2005 and 2004:

                           2006                                  2005                                     2004
                -------------------------------------  -------------------------------------  -------------------------------------
                              Weighted                               Weighted                              Weighted
                    Net        Average     Per Share      Net         Average     Per Share     Net         Average       Per Share
                  Income       Shares       Amount       Income       Shares       Amount      Income        Shares        Amount
                -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Basic           $45,765,000   13,637,406  $      3.36  $30,996,000   13,543,580  $      2.29  $22,237,000   13,346,125  $      1.67
                                          ===========                            ===========                            ===========
Dilutive
 Effect of
 Stock
 Options                         977,742                                866,695                                808,000
                -----------  -----------               -----------  -----------               -----------  -----------
Diluted         $45,765,000   14,615,148  $      3.13  $30,996,000   14,410,275  $      2.15  $22,237,000   14,154,125  $      1.57
                ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


[9]  Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. With respect to income recognition under the interest method, the Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy involved to maximize the collections thereof, the time required to implement the collection strategy as well as other factors to estimate the anticipated cash flows. Actual results could differ from those estimates including management's estimates of future cash flows and the resultant allocation of collections between principal and interest resulting therefrom. Downward revisions to estimated cash flows will result in impairments.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005



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

Effective September 30, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors under the Company's stock option plans. In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual's termination of employment. Financial Accounting Standards Board ("FASB") Financial Interpretation No. 44 requires the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award's original terms. The Company is required to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the period October 1, 2005 through April 30, 2007. Such estimates are based on such factors such as historical and expected employee turnover rates and similar statistics. Of the 587,000 stock options that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 276,000 shares would not have vested at September 30, 2006, had it not been for the acceleration of the vesting of these shares 263,000, or 95.3%, are attributable to officers and directors of the Company representing $2.5 million of the $2.6 million intrinsic value of the vested stock options. As of September 30, 2005, 547,000 were attributable to officers and directors of the Company representing $9.0 million of the $9.7 million intrinsic value of the vested stock options.The Company is unable to estimate the number of options that employees will ultimately retain that otherwise would have been forfeited, absent the modification. Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense applicable to current officers and directors resulting from the new measurement date has been recognized through September 30, 2006. With regard to an exercise of 6,667 stock options that would have otherwise been forfeited by an employee that terminated employment, the Company recognized $105,000 in stock based compensation expense in March 2006 in accordance with Financial Interpretation No. 44. The primary purpose of the accelerated vesting is to eliminate the compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated stock options based upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised
2005), Share-Based Payment ("SFAS 123R").

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


NOTE A -THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Pro-forma net income for the years ended September 30, 2005 and 2004 if the fair value based method as prescribed by disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation and SFAS No. 148 Accounting for Stock Based Compensation - Transition and Disclosure" is displayed in the following table.

                                                                         Year Ended           Year Ended
                                                                        September 30,       September 30,
                                                                             2005               2004
                                                                        ---------------    ---------------

Net income as reported .............................................    $    30,996,000    $    22,237,000
Stock based compensation expense
 Determined under fair value method, net of related tax effects ....         (3,746,000)        (2,184,000)
                                                                        ---------------    ---------------
Pro forma net income ...............................................    $    27,250,000    $    20,053,000
                                                                        ===============    ===============
Earnings per share:
 Basic -- as reported ..............................................    $          2.29    $          1.67
                                                                        ===============    ===============
 Basic -- pro forma ................................................    $          2.01    $          1.50
                                                                        ===============    ===============
 Diluted -- as reported ............................................    $          2.15    $          1.57
                                                                        ===============    ===============
 Diluted -- pro forma ..............................................    $          1.89    $          1.42
                                                                        ===============    ===============

The weighted average fair value of the options granted during 2005 and 2004 was $18.44 and $15.18 per share on the dates of grant, respectively using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8% for 2005 and 0.3% for 2004, weighted average volatility 40% (2005) and 41% (2004) , expected life 10 years, weighted average risk free interest rate of 4.19% in 2005 and 4.28% in 2004.

[11] Impact of Recently Issued Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company's fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company believes that the statement, when adopted, will not impact the Company.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. We do not expect the adoption of FASB Statement No. 157 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB Statement No. 157 will have on our disclosure requirements.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005



NOTE A -THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose either the amortization method or the fair value measurement method subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

We do not expect FASB No. 156 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB No. 156 will have on our disclosure requirements. The statement becomes effective after the beginning of the first fiscal year that begins after September 15, 2006.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments - and amendment of FASB Statements No. 133 and 140. This Statement:

     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The statement became effective for us on October 1, 2006. We do not expect the adoption of FASB No. 155 to have a material impact on our financial reporting and disclosure.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections
- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires a retrospective application to prior periods' financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 will become effective for our fiscal year beginning October 1, 2007. Currently there is no impact on the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


NOTE A -THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12] Reclassifications:

Certain items in prior years' financial statements have been reclassified to conform to current year's presentation.

Note B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

Accounts acquired for liquidation are stated at their net realizable value and consist mainly of defaulted consumer loans to individuals throughout the country.

Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer." Practice Bulletin 6 was amended by SOP 03-3 as described further in this note. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income,principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. If cash collections increase subsequent to recording an impairment, reversal of the previously recognized impairments is made prior to any increase to the IRR. For the fiscal year ended September 30, 2006, the Company recorded impairments of $2,245,000. No impairments were taken in the prior year. Income on finance receivables is earned based on each static pool's effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio's cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005



Note B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (continued)


The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

                                                                           For the Year Ended September 30, 2006
                                                                   ---------------------------------------------------------
                                                                     Accrual               Cash
                                                                      Basis                Basis
                                                                    Portfolios            Portfolios               Total
                                                                   -------------         -------------         -------------
Balance, beginning of period ...............................       $ 172,636,000         $      91,000         $ 172,727,000
Acquisitions of receivable portfolios, net .................         200,237,000                                 200,237,000
Net cash collections from collection of consumer
    receivables acquired for liquidation .................          (155,960,000)           (3,473,000)         (159,433,000)
Net cash collections represented by account sales of
    consumer receivables acquired for liquidation .......            (54,800,000)             (235,000)          (55,035,000)

Transfer to cost recovery ..................................          (1,291,000)            1,291,000

Impairments ................................................          (2,245,000)                                 (2,245,000)

Finance income recognized ..................................          97,622,000             3,402,000           101,024,000
                                                                   -------------         -------------         -------------
Balance, end of period .....................................       $ 256,199,000         $   1,076,000         $ 257,275,000
                                                                   =============         =============         =============
Revenue as a percentage of collections .....................                46.3%                 91.7%                 47.1%

                                                                             For the Year Ended September 30, 2005
                                                                   ---------------------------------------------------------
                                                                      Accrual                Cash
                                                                       Basis                Basis
                                                                    Portfolios            Portfolios                Total
                                                                   -------------         -------------         -------------
Balance, beginning of period ...............................       $ 144,812,000         $   1,353,000         $ 146,165,000
Acquisitions of receivable portfolios, net .................         126,023,000                                 126,023,000
Net cash collections from collection of consumer
   receivables acquired for liquidation ....................         (99,438,000)           (4,771,000)         (104,209,000)
Net cash collections represented by account sales of
   consumer receivables acquired for liquidation ...........         (62,817,000)           (1,914,000)          (64,731,000)

Finance income recognized ..................................          64,056,000             5,423,000            69,479,000
                                                                   -------------         -------------         -------------
Balance, end of period .....................................       $ 172,636,000         $      91,000         $ 172,727,000
                                                                   =============         =============         =============
Revenue as a percentage of collections .....................                39.5%                 81.1%                 41.1%


We presently outsource the majority of our receivables to third-party collection agencies and attorneys. Third-party collection agencies and attorneys are compensated on a contingency basis, earning a fee based on the amount collected from a debtor. Third-party collection agencies and attorneys withhold their fees and direct collection costs from the proceeds and are remitted to the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


Note B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (continued)

 As of September 30, 2006 the Company had $257,275,000 in consumer receivables acquired for liquidation, of which $256,199,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:


September 30, 2007                      $72,361,000
September 30, 2008                       83,270,000
September 30, 2009                       66,183,000
September 30, 2010                       43,214,000
September 30, 2011                        8,608,000
                                       ------------
                                        273,636,000

Deferred revenue                        (17,437,000)
                                       ------------
Total                                  $256,199,000
                                       ============

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of September 30, 2006. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the fiscal year ended September 30, 2006 are as follows:

                                                            Year Ended
                                                         September 30, 2006
                                                         ------------------
Balance at beginning of period, October  1, 2005            $  94,022,000

Income recognized on finance receivables, net                 (97,622,000)
Additions representing expected revenue from purchases        103,061,000
Impairments                                                      (151,000)
Reclassifications from nonaccretable difference                44,490,000
                                                            --------------
Balance at end of period, September 30, 2006                $ 143,800,000
                                                            =============

During the year ended September 30, 2006, the Company purchased $5.2 billion of face value charged-off consumer receivables at a cost of $200.2 million. During the year ended September 30, 2005 the Company purchased $3.4 billion of face value charged-off consumer receivables at a cost of $126.0 million. At September 30, 2006, the estimated remaining net collections on the receivables purchased during the fiscal year ended September 30, 2006 are $241.5 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


Note B - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (continued)

The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the twelve month periods ended September 30, 2006 and 2005, respectively.

                                         For the Years Ended, September 30,
                                             2006                  2005
                                          ------------        -------------

Gross collections (1)                     $320,203,000        $218,919,000

Commissions and fees (2)                   105,735,000          49,979,000
                                          ------------        -------------
Net collections                           $214,468,000        $168,940,000
                                          ============        ============

         (1) Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

         (2) Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will rise; however the contingency fees should stabilize in the range of 30% to 33% of gross collections based upon the current mix of portfolios.


Finance income recognized on collections represented by account sales was $32.0 million, $24.9 million and $14.9 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Note C - ACQUISITIONS

In February 2006, the Company acquired VATIV Recovery Solutions, LLC ("VATIV") for approximately $1.4 million in cash. VATIV provides bankruptcy and deceased account servicing. The purchase price has been allocated to goodwill. The revenue and operating results of VATIV are immaterial to the Company.


In March 2005, through a wholly owned subsidiary, the Company acquired Option Card, LLC, a Denver, Colorado based consumer debt buyer and debt management company. Benefits accruing to the Company include portfolios of distressed consumer receivable debt of approximately $197 million in face value that consist of paying accounts, accounts already within a legal network, and non-paying accounts, The purchase price, substantially all of which was applied to the cost of the portfolios, was approximately $13.5 million in cash.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

    Consumer receivables acquired for liquidation               $12,486,000

    Other assets                                                  1,242,000
                                                                -----------

        Total assets acquired                                    13,728,000

    Current liabilities                                             207,000
                                                                -----------

    Net assets acquired                                         $13,521,000
                                                                ===========

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


NOTE D - INVESTMENT

In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the next 24 to 36 months. Through September 30, 2006, the venture made distributions to its owners, the Company's pro rata portion of which was $2,395,000. Subsequent to September 30, 2006 and through November 30, 2006, the venture returned an additional $1,825,000 to the Company.

Summarized financial information as of September 30, 2006 and for the period from August 6, 2006, commencement of operations, to September 30, 2006 follows:

Results of Operations:

                                    2006
                                    ----

Revenues                        $13,574,000
                                ===========
Net income                      $ 2,200,000
                                ===========

Balance Sheet:

Assets                          $24,755,000
                                ===========

Liabilities                     $   895,000

Members' equity                  23,860,000
                                -----------
                                $24,755,000
                                ===========

NOTE E - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2006 and 2005 consist of the following:

                                           2006               2005
                                       -----------        -----------
    Furniture                          $   307,000        $   307,000
    Equipment                            2,563,000          2,108,000
                                       -----------        -----------

                                         2,870,000          2,415,000
    Less accumulated depreciation        1,769,000          1,426,000
                                       -----------        -----------

    Balance, end of period             $ 1,101,000        $   989,000
                                       ===========        ===========


Depreciation expense for the years ended September 30, 2006, 2005 and 2004 aggregated $324,000, $272,000 and $260,000 respectively.

NOTE F - ADVANCES UNDER LINE OF CREDIT

On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility is now $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


NOTE F - ADVANCES UNDER LINE OF CREDIT (CONTINUED)

the agreement is three years. The applicable rate at September 30, 2006 and 2005, respectively was 7.25% and 6.25%. The average interest rate excluding unused credit line fees for the years ended September 30, 2006 and 2005, respectively was 6.97% and 5.17%. The average rate is the result of using the LIBOR calculation.

Earlier in the fiscal year, in January 2006, the Company entered into an amended and restated loan and security agreement that increased the line of credit with a consortium of banks from $100 million to $125 million. The amended and restated loan and security agreement had an original expiration date of May 11, 2006, which was extended 60 days to July 11, 2006 to finalize negotiations on the new agreement.

NOTE G - OTHER LIABILITIES

Other liabilities as of September 30, 2006 and 2005 are as follows:

                                                   2006             2005
                                                -----------      -----------
   Accounts payable and Accrued expenses        $ 3,205,000      $ 2,460,000
   Other                                          1,133,000        1,244,000
                                                -----------      -----------
     Total other liabilities                    $ 4,338,000      $ 3,704,000
                                                ===========      ===========


NOTE H - INCOME TAXES

The components of the Company's deferred taxes as of September 30, 2006 is the income from the unincorporated business venture temporary difference due to different tax years of the Company and the venture, offset by the depreciation temporary difference being reported. The Company's deferred tax liability in 2005 is the depreciation temporary difference being reported for financial accounting and tax purposes in different periods.

The components of the provision for income taxes for the years ended September 30, 2006, 2005 and 2004 are as follows:

                                        2006             2005              2004
                                    ------------     ------------      ------------
   Current:
         Federal                    $ 29,206,000     $ 15,947,000      $ 11,899,000
         State                         9,584,000        5,234,000         3,361,000
                                    ------------     ------------      ------------
                                      38,790,000       21,181,000        15,260,000
                                    ------------     ------------      ------------
   Deferred:
         Federal                      (5,820,000)          82,000           (31,000)
         State                        (1,910,000)          27,000           (10,000)
                                    ------------     ------------      ------------

                                      (7,730,000)         109,000           (41,000)
                                    ------------     ------------      ------------

   Provision for income taxes       $ 31,060,000     $ 21,290,000      $ 15,219,000
                                    ============     ============      ============

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


NOTE H - INCOME TAXES (CONTINUED)


The difference between the statutory federal income tax rate on the Company's pre-tax income and the Company's effective income tax rate is summarized as follows:

                                               2006            2004            2004
                                              ------          ------          ------
Statutory federal income tax rate               35.0%           35.0%           35.0%
State income tax, net of federal benefit         5.8             5.8             5.8
Other                                           (0.4)           (0.1)           (0.1)
                                              ------          ------          ------
Effective income tax rate                       40.4%           40.7%           40.7%
                                              ======          ======          ======


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities in Englewood Cliffs, New Jersey, Bethlehem, Pennsylvania and Sugar Land, Texas. The leases are operating leases, and the Company incurred related rent expense in the amounts of $381,000, $381,000 and $335,000 during the years ended September 30, 2006, 2005 and 2004, respectively. The future minimum lease payments are as follows:

             Year
            Ending
        September 30,
       -----------------
            2007                       $  367,000
            2008                          337,000
            2009                          341,000
            2010                          213,000
            2011                             --
                                       ----------
                                       $1,258,000
                                       ==========

CONTINGENCIES

In the fourth quarter of 2006, a subsidiary of the Company received subpoenas from three jurisdictions to produce information in connection with debt collection practices in those jurisdictions. The Company has fully cooperated with the issuing agencies and has provided the requested documentation.

In the course of conducting its business, the Company is required by certain of the jurisdictions within which it operates to obtain licenses and permits to conduct its collection activities. The Company has been notified by one such jurisdiction that it did not operate for a period of time from February 1, 2005 to April 17, 2006 with the proper license.

The Company has not made any provision with respect to these matters in the financial statements.


NOTE J - STOCK OPTION PLANS

Equity Compensation Plan

         On December 1, 2005, the Board of Directors adopted the Company's Equity Compensation Plan (the "Equity Compensation Plan"), subject to the approval of the stockholders of the Company. The Equity Compensation Plan was adopted to supplement the Company's existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. One million shares are available for issuance under the Equity Compensation Plan. The Equity Compensation Plan was ratified by the shareholders on March 1, 2006.

         The general purpose of the Equity Compensation Plan is to provide an incentive to our employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of our business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005

NOTE J - STOCK OPTION PLANS (CONTINUED)

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

         The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 411,334 were available as of September 30, 2006. As of September 30, 2006, approximately 140 of the Company's employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005

NOTE J - STOCK OPTION PLANS (CONTINUED)

The following table summarizes stock option transactions under the plans:

                                                                       Year Ended September 30,
                                                  --------------------------------------------------------------------------
                                                                 2006             2005                       2004
                                                  -----------------------  -----------------------  ------------------------
                                                                Weighted                 Weighted                Weighted
                                                                Average                  Average                  Average
                                                                Exercise                 Exercise                Exercise
                                                    Shares       Price       Shares       Price       Shares       Price
                                                  ----------   ----------  ----------   ----------  ----------   ----------
Outstanding options at the beginning of year       1,580,605   $     9.11   1,364,171   $     6.27   1,225,000   $     3.24
Options granted                                         --           0.00     422,500        18.44     392,833        15.18
Options cancelled                                     (6,333)       22.36     (43,002)       12.21      (1,998)        7.50
Options exercised                                   (159,833)        5.51    (163,064)        8.70    (251,664)        5.43
                                                  ----------               ----------               ----------

Outstanding options at the end of year             1,414,439   $     9.45   1,580,605   $     9.11   1,364,171   $     6.27
                                                  ==========               ==========               ==========

Exercisable options at the end of year             1,414,439   $     9.45   1,580,605   $     9.11     934,290   $     3.83
                                                  ==========               ==========               ==========


The aggregate intrinsic value of the outstanding and exercisable options as of September 30, 2006 is $40.4 million.


The following table summarizes information about the plans' outstanding options as of September 30, 2006:

                                       Options Outstanding                 Options Exercisable
                            -------------------------------------------  ---------------------------
                                              Weighted
                                               Average        Weighted                   Weighted
                                              Remaining       Average                     Average
       Range of                Number        Contractual      Exercise       Number       Exercise
    Exercise Price          Outstanding     Life (in Years)    Price      Exercisable      Price
  --------------------      -----------         ---------      --------   -----------    -----------
  $ 0.8100 - $ 3.7000          600,000            3.5         $ 2.0208       600,000     $  2.0208
  $ 3.7001 - $ 7.4000          135,334            6.0           4.8345       135,334        4.8345
  $14.8001 - $18.5000          670,771            7.7          16.9131       670,771       16.9131
  $18.5001 - $22.2000            8,334            8.1          18.7600         8,334       18.7600
                             ---------                                    ----------
                             1,414,439            5.8         $ 9.4510     1,414,439      $ 9.4510
                             =========                                    =========


NOTE K - STOCKHOLDERS' EQUITY

During the year ended September 30, 2006, the Company declared quarterly cash dividends aggregating $7,687,000 which includes $0.04 per share, per quarter, plus a special dividend of $0.40 per share which in total amounted to $6,052,000 and was paid November 1, 2006. During the year ended September 30, 2005 the Company declared quarterly cash dividends aggregating $1,901,000 ($0.035 per share, per quarter) of which $476,000 was paid November 1, 2005. During the year ended September 30, 2004, the Company declared quarterly cash dividends aggregating $1,606,000 ($0.035 per share, per quarter), of which $470,000 was paid November 1, 2004. We expect to pay a regular cash dividend in future quarters. This will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends. All per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005


NOTE L - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2006, 2005 and 2004 were $96,000, $70,000 and $70,000, respectively.

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

The following summarizes the information as of September 30, 2006 and 2005 about the fair value of the financial instruments recorded on the Company's financial statements in accordance with SFAS 107:

                                                  2006                                2005
                                     ----------------------------        ------------------------------
                                     Carrying Value    Fair Value        Carrying Value      Fair Value
                                     --------------    ----------        --------------      ----------
Cash, and
  cash equivalents                      $7,826,000    $   7,826,000      $   4,059,000      $   4,059,000
Consumer receivables
  acquired for liquidation             257,275,000      346,300,000        172,727,000        193,454,000

Advances under lines of
  credit, notes payable and
  Due to affiliates                    82,811,000        82,811,000         29,285,000         29,285,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2006 and 2005

NOTE N - SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                  First          Second             Third           Fourth          Full
                                                 Quarter         Quarter           Quarter          Quarter         Year
                                               ------------     ------------     ------------     ------------     ------------
2006
    Total revenue                              $ 20,260,000     $ 24,829,000     $ 26,426,000     $ 30,464,000     $101,979,000
    Income before provision for income
         Taxes                                   15,645,000       18,679,000       19,810,000       22,691,000       76,825,000
    Net income                                    9,312,000       11,103,000       11,780,000       13,570,000       45,765,000
    Basic net income per share                 $       0.68     $       0.82     $       0.86     $       0.99     $       3.36
    Diluted net income per share               $       0.64     $       0.76     $       0.80     $       0.93     $       3.13

2005
    Total revenue                              $ 13,830,000     $ 16,662,000     $ 19,028,000     $ 19,959,000     $ 69,479,000
    Income before provision for income
         Taxes                                   10,379,000       12,241,000       14,363,000       15,303,000       52,286,000
    Net income                                    6,175,000        7,281,000        8,536,000        9,004,000       30,996,000
    Basic net income per share                 $       0.46     $       0.54     $       0.63     $       0.66     $       2.29
    Diluted net income per share               $       0.43     $       0.51     $       0.59     $       0.62     $       2.15

2004
    Total revenue                              $ 11,455,000     $ 12,864,000     $ 12,050,000     $ 14,806,000     $ 51,175,000
    Income before provision for income            7,879,000        9,144,000        9,409,000       11,024,000       37,456,000
         Taxes
    Net income                                    4,688,000        5,433,000        5,607,000        6,509,000       22,237,000
    Basic net income per share                 $       0.36     $       0.41     $       0.42     $       0.48     $       1.67
    Diluted net income per share               $       0.34     $       0.38     $       0.40     $       0.46     $       1.57

o Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.