Form 10-Q
period 2006-12-31
ASTA FUNDING INC
filed 2007-02-14
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-26906
ASTA FUNDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3388607
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

210 Sylvan Ave., Englewood Cliffs, New Jersey	07632
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (201) 567-5648
     Former name, former address and former fiscal year, if changed since last report: N/A
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer as in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     As of February 1, 2007, the registrant had approximately 13,833,157 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(Unaudited)
Assets
Cash	$7,436,000	$7,826,000
Consumer receivables acquired for liquidation (at net realizable value)	285,523,000	257,275,000
Due from third party collection agencies and attorneys	3,788,000	3,062,000
Investment in venture	4,340,000	5,965,000
Furniture and equipment, net	1,118,000	1,101,000
Deferred income taxes	10,391,000	7,577,000
Other assets and investments	8,264,000	5,034,000

Total assets	$320,860,000	$287,840,000

Liabilities and Stockholders’ Equity
Liabilities
Advances under line of credit	$109,330,000	$82,811,000
Other liabilities	3,773,000	4,338,000
Dividends payable	552,000	6,052,000
Income taxes payable	11,897,000	10,377,000

Total liabilities	125,552,000	103,578,000

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 13,833,157 at December 31, 2006 and 13,755,157 at September 30, 2006	138,000	138,000
Additional paid-in capital	62,075,000	61,803,000
Retained earnings	133,095,000	122,321,000

Total stockholders’ equity	195,308,000	184,262,000

Total liabilities and stockholders’ equity	$320,860,000	$287,840,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2006	2005
Revenues
Finance income, net	$24,941,000	$20,260,000
Other income	204,000	—
Equity in earnings of venture	500,000	—

	25,645,000	20,260,000

Expenses
General and administrative	5,088,000	3,952,000
Interest	1,519,000	663,000

	6,607,000	4,615,000

Income before income taxes	19,038,000	15,645,000
Income tax expense	7,712,000	6,333,000

Net income	$11,326,000	$9,312,000

Net income per share — Basic	$0.82	$0.68

Net income per share — Diluted	$0.77	$0.64

Weighted average number of shares outstanding:
Basic	13,765,048	13,598,096
Diluted	14,651,215	14,474,105
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2006	13,755,157	$138,000	$61,803,000	$122,321,000	$184,262,000
Exercise of options	10,000	—	166,000	—	166,000
Restricted common stock issuable	68,000	—	—	—	—
Stock based compensation expense	—	—	106,000	—	106,000
Dividends	—		—	(552,000)	(552,000)
Net Income	—	—	—	11,326,000	11,326,000

Balance, December 31, 2006	13,833,157	$138,000	$62,075,000	$133,095,000	$195,308,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$11,326,000	$9,312,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,000	132,000
Deferred income taxes	(2,564,000)	—
Equity in earnings of venture	(500,000)	—
Cash distribution from venture	500,000	—
Stock based compensation	106,000	—

Changes in:
Other assets	(21,000)	(3,000)
Due from third party collection agencies and attorneys	(726,000)	(355,000)
Income taxes payable	1,270,000	5,978,000
Other liabilities	(565,000)	(1,348,000)

Net cash provided by operating activities	8,927,000	13,716,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(62,267,000)	(102,405,000)
Principal collected on receivables acquired for liquidation	25,896,000	18,426,000
Principal collected on receivables accounts represented by account sales	8,123,000	7,523,000
Purchase of other investments	(5,771,000)	—
Collections of other investments	2,524,000	—
Cash distribution from venture	1,625,000	—
Capital expenditures	(80,000)	(71,000)

Net cash used in investing activities	(29,950,000)	(76,527,000)

Cash flows from financing activities:
Proceeds from exercise of options	166,000	140,000
Dividends paid	(6,052,000)	(476,000)
Advances under line of credit, net	26,519,000	62,435,000

Net cash provided by financing activities	20,633,000	62,099,000

Decrease in cash	(390,000)	(712,000)
Cash at the beginning of period	7,826,000	4,059,000

Cash at end of period	$7,436,000	$3,347,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest	$1,393,000	$492,000
Income taxes	$9,007,000	$270,000
See notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Business and Basis of Presentation
     Business
          Asta Funding, Inc., together with its wholly owned subsidiaries, (the “Company”) is engaged in the business of purchasing, managing for their own account and servicing charged-off receivables, semi-performing receivables and performing receivables. Charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ®, Visa ®, other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. We acquire these portfolios at substantial discounts from their face values that are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.
     Basis of Presentation
          The condensed consolidated balance sheet as of December 31, 2006, the consolidated balance sheets as of September 30, 2006, (the September 30, 2006 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K) the condensed consolidated statements of operations for the three month periods ended December 31, 2006 and 2005, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2006, and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2006 and 2005, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of us at December 31, 2006 and September 30, 2006, the results of operations for the three month periods ended December 31, 2006 and 2005 and cash flows for the three month periods ended December 31, 2006 and 2005 have been made. The results of operations for the three month periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and footnote disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission.
     Recent Accounting Pronouncements
          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for the Company in the current fiscal year.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 1: Business and Basis of Presentation — (Continued)
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company believes that the statement, when adopted, will not impact the Company.
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
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.
          In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. This Statement:
1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose either the amortization method or the fair value measurement method as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities.

4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 1: Business and Basis of Presentation — (Continued)
5.	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
          This statement became effective for us on October 1, 2006. Adoption had no current impact on the Company.
          In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This Statement:
a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c.	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

e.	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
The statement became effective for us on October 1, 2006. Adoption had no current impact on the Company.
          In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires a retrospective application to prior periods’ financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 became effective for us on October 1, 2006. Adoption had no current impact on the Company.
Reclassifications
          Certain items in prior year’s financial statements have been reclassified to conform to current period’s presentation.
Note 2: Principles of Consolidation
          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in a venture, representing a 25% interest, is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation
          Accounts acquired for liquidation are stated at their net realizable value and consist mainly of defaulted consumer loans to individuals throughout the country.
          Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. If cash collections increase subsequent to recording an impairment, reversal of the previously recognized impairment(s) is made prior to any increase to the IRR. No impairments were recorded during the three month periods ended December 31, 2006 and 2005. Income on finance receivables is earned based on each static pool’s effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
     The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	57,574,000	4,693,000	62,267,000
Net cash collections from collection of consumer receivables acquired for liquidation	(41,250,000)	(628,000)	(41,878,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(14,929,000)	(2,153,000)	(17,082,000)
Finance income recognized	24,258,000	683,000	24,941,000

Balance, end of period	$281,852,000	$3,671,000	$285,523,000

Revenue as a percentage of collections	43.2%	24.6%	42.3%

	For the Three Months Ended December 31, 2005
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$172,636,000	$91,000	$172,727,000
Acquisitions of receivable portfolios, net	102,405,000	—	102,405,000
Net cash collections from collection of consumer receivables acquired for liquidation	(31,062,000)	(1,173,000)	(32,235,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(13,739,000)	(235,000)	(13,974,000)
Transfer to cost recovery	(529,000)	529,000	—
Finance income recognized	19,047,000	1,213,000	20,260,000

Balance, end of period	$248,758,000	$425,000	$249,183,000

Revenue as a percentage of collections	42.5%	86.2%	43.8%

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
As of December 31, 2006 the Company had $285,523,000 in Consumer Receivables acquired for Liquidation. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios of $281,852,000, will be as follows for the twelve months in the periods ending:

September 30, 2007 (nine months remaining)	$58,320,000
September 30, 2008	101,114,000
September 30, 2009	77,754,000
September 30, 2010	51,906,000
September 30, 2011	16,416,000

Total	$305,510,000

Deferred revenue	(23,658,000)

Total	$281,852,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing accrual basis portfolios based on estimated future net cash flows as of December 31, 2006. The Company did not have any reclassifications from nonaccretable difference to accretable yield resulting from any increases in any estimates of future cash flows. Changes in accretable yield for the three month periods ended December 31, 2006 and 2005 are as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
Balance at beginning of period	$143,800,000	$94,022,000

Income recognized on finance receivables, net	(24,258,000)	(19,047,000)
Additions representing expected revenue from purchases	19,424,000	60,331,000
Reclassifications from nonaccretable difference	—	—

Balance at end of period	$138,966,000	$135,306,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
During the three months ended December 31, 2006, the Company purchased $1.3 billion of face value of charged-off consumer receivables at a cost of $62.3 million, of which $57.6 million are classified under the interest method. At December 31, 2006, the estimated remaining net collections on the receivables purchased in the three months ended December 31, 2006 is $76.8 million.
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2006 and 2005, respectively.

	For the Three Months Ended December 31,
	2006	2005
Gross collections (1)	$86,696,000	$65,728,000
Commissions and fees (2)	27,736,000	19,519,000

Net collections	$58,960,000	$46,209,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs.
Note 4: Investment in venture
     In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the next 24 to 36 months. Through December 31, 2006, the venture made distributions to the Company of $4,520,000. Subsequent to December 31, 2006 and through February 6, 2007, the venture distributed an additional $250,000 to the Company.
Note 5: Furniture and Equipment
     Furniture and equipment consist of the following as of the dates indicated:

	December31,	September 30,
	2006	2006
Furniture	$307,000	$307,000
Equipment	2,644,000	2,563,000

	2,951,000	2,870,000
Less accumulated depreciation	1,833,000	1,769,000

Balance, end of period	$1,118,000	$1,101,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 6: Debt
     On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility is now $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement ends July 11, 2009. The balance outstanding at December 31, 2006 was $109.3 million. The applicable rate at December 31, 2006 and 2005, respectively, was 7.25% and 6.75%. The average interest rate excluding unused credit line fees for the years ended December 31, 2006 and 2005, respectively was 7.16% and 6.5%. The average rate is a combination of both applicable rates. See Note 15 – Subsequent Events for more information related to the line of credit.
Note 7: Commitments and Contingencies
  Employment Agreements
     On January 25, 2007, the Company entered into an employment agreement (the “Employment Agreement”) with the Company’s President and Chief Executive Officer, the Company’s Executive Vice President and the Company’s Chief Financial Officer (each, an “Executive”). Each of Gary Stern’s and Mitchell Cohen’s Employment Agreements expire on December 31, 2009, and Arthur Stern’s Employment Agreement expires on December 31, 2007, provided, however, that the parties are required to provide ninety days’ prior written notice if they do not intend to seek an extension or renewal of the Employment Agreement. If each Employment Agreement is not renewed by the expiration dates each executive will continue in their respective roles as officers of the Company at the discretion of the Board of Directors. See Note 15 – Subsequent Events, for more information.
   Leases
     We are a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey, Bethlehem, Pennsylvania and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 7: Commitments and Contingencies — (Continued)
  Litigation
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these matters are material to our business and financial condition. As of February 13, 2007, we were not involved in any material litigation in which we were a defendant.
     In the fourth quarter of fiscal year 2006, a subsidiary of the Company received subpoenas from three jurisdictions to produce information in connection with debt collection practices in those jurisdictions. The Company has fully cooperated with the issuing agencies and has provided the requested documentation. One jurisdiction has closed the case with no action taken against the Company. The Company has not made any provision with respect to the remaining matters in the financial statements as the nature of these matters constitute information requests only.
     In the course of conducting its business, the Company is required by certain of the jurisdictions within which it operates to obtain licenses and permits to conduct its collection activities. The Company has been notified by one such jurisdiction that it did not operate for a period of time from February 1, 2005 to April 17, 2006 with the proper license. The Company did not make any provision for such matter in its financial statements as it deemed penalties, if any, to be immaterial.
Note 8: Income Recognition and Impairments
  Income Recognition
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 8: Income Recognition and Impairments — (Continued)
     Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.
     Impairments
     SOP 03-3 requires we account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. SOP 03-3 will make it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. No impairments were recorded in the three month periods ended December 31, 2006 and 2005, respectively.
Note 9: Income Taxes
     Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, and (iii) investee income recognized on the equity method, all resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three month periods ending December 31, 2006 and 2005, respectively, reflects income tax expense at an effective rate of 40.5%.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 10: Net Income Per Share
     Basic per share data is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and the effect of shares issuable under the Company’s stock based compensation plans. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.
     The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2006 and 2005:

	2006			2005
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic	$11,326,000	13,765,048	$0.82	$9,312,000	13,598,096	$0.68

Effect of Dilutive Stock		886,167			876,009

Diluted	$11,326,000	14,651,215	$0.77	$9,312,000	14,474,105	$0.64

Note 11: Stock Based Compensation
     The Company accounts for stock-based employee compensation under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R, which the Company adopted October 1, 2005, requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.
     Effective September 30, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors under the Company’s stock option plans. In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 44 requires the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. The Company is required to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the period October 1, 2005 through April 30, 2007. Such estimates are based on such factors such as historical and expected employee turnover rates and similar statistics. Of the 587,000 stock options that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 143,175 shares would not have vested at December 31, 2006, had it not been for the acceleration of the vesting of these shares. Of the 143,174 shares, 136,672, or 95.5%, are attributable to officers and directors of the Company representing $1.3 million of the $1.4 million intrinsic value of the vested stock options. The Company is unable to estimate the number of stock options issued that employees will ultimately retain that otherwise would have been forfeited, absent the modification. Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense applicable to current officers

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 11: Stock Based Compensation – (Continued)
and directors resulting from the new measurement date of the stock option issued prior to October 1, 2005 has been recognized through December 31, 2006. In December of 2006, 18,000 stock options and 68,000 restricted shares were granted to directors, officers and other employees. The stock options and restricted shares vest over a twenty seven month period with the first one third of the stock options and restricted shares vesting on March 19, 2007 and the remaining vesting on the first and second anniversary dates of March 19, 2007. For the three month period ended December 31, 2006, $106,000 of stock based compensation expense was recorded. See Note 12 – Stock Option Plans.
     In the first quarter of fiscal year 2007, the weighted average assumptions used in the option pricing models were as follows:

Risk free interest rate	4.94%
Expected term (years)	10.0
Expected volatility	36.3%
Dividend yield	0.47%

There were no stock option grants in the first quarter of fiscal year 2006.
Note 12: Stock Option Plans
Equity Compensation Plan
     On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), subject to the approval of the stockholders of the Company. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. One million shares were authorized for issuance under the Equity Compensation Plan. The Equity Compensation Plan was ratified by the shareholders on March 1, 2006. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Compensation Plan, which is included as an exhibit to the Company’s reports filed with the SEC. The shares authorized for issuance under the Equity Compensation Plan have not been registered with the SEC.
     The general purpose of the Equity Compensation Plan is to provide an incentive to our employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of our business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out the Company’s long range plans and securing the Company’s growth and financial success.
     The Board believes that the Equity Compensation Plan will advance our interests by enhancing our ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions to the Company’s success; (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account our long-term interests through ownership of our shares.
     The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 932,000 were available as of December 31, 2006. 68,000 restricted shares were granted in the first quarter of fiscal year 2007. As of December 31, 2006, approximately 160 of the Company’s employees were eligible to participate in the Equity Compensation Plan.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 12: Stock Option Plans – (Continued)
2002 Stock Option Plan
     On March 5, 2002, the Board of Directors adopted the Asta Funding, Inc. 2002 Stock Option Plan (the “2002 Plan”), which plan was approved by the Company’s stockholders on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 2002 Plan, which is included as an exhibit to the Company’s reports filed with the SEC.
     The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company(whether or not employees) and consultants of the Company.
     The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 were available as of September 30, 2006. 18,000 stock options were granted in the first quarter of fiscal year 2007. As of December 31, 2006 approximately 160 of the Company’s employees were eligible to participate in the 2002 Plan.
1995 Stock Option Plan
     The 1995 Stock Option Plan expired on September 14, 2005. The plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants, to the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 1995 Stock Option Plan, which is included as an exhibit to the Company’s reports filed with the SEC.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 12: Stock Option Plans – (Continued)
     Compensation expense for stock options and restricted stock is recognized over the vesting period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.
     The following table summarizes stock option transactions under the 2002 Stock Option Plan and the 1995 Stock Plan:

	Three Months Ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,414,439	$9.4511	1,580,605	9.1082
Options granted	18,000	28.7500	—	—
Options exercised	(10,000)	16.5700	(7,500)	18.7600

Outstanding options at the end of period	1,422,439	$9.6452	1,573,105	$9.0622

Exercisable options at the end of period	1,404,439	$9.4004	1,573,105	$9.0622

     The following table summarizes information about the 2002 Stock Option Plan and the 1995 Stock Option Plan outstanding options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$ 0.8125 – $ 2.8750	600,000	3.3	$2.0208	600,000	$2.0208
$ 2.8751 – $ 5.7500	123,334	5.8	4.7250	123,334	4.7250
$ 5.7501 – $ 8.6250	12,000	4.9	5.9600	12,000	5.9600
$14.3751 – $17.2500	266,946	6.9	15.0055	266,946	15.0055
$17.2501 – $20.1250	402,159	7.8	18.2261	402,159	18.2261
$25.8751 – $28.7500	18,000	10.0	28.7500	—	0.0000

	1,422,439	5.6	$9.6452	1,404,439	$9.4003

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 12: Stock Option Plans – (Continued)
     The Company recognized $13,000 of compensation expense related to the stock options granted during the first quarter of fiscal year 2007. As of December 31, 2006 there was $263,000 of unrecognized compensation cost related to unvested stock options.
     The aggregate intrinsic value of the outstanding and exercisable options as of December 31, 2006 is $29.6 million.
     The following table summarizes information about restricted stock transactions:

		Weighted
	Three Months	Average
	Ended	Grant Date
	December 31, 2006	Fair Value

Unvested at beginning of period	0	$0.00
Awards granted	68,000	28.75
Vested	0	0.00
Forfeited	0	0.00

Unvested at end of period	68,000	$28.75

     The Company recognized $93,000 of compensation expense related to the restricted stock awarded during the first quarter of fiscal year 2007. As of December 31, 2006 there was $1,862,000 of unrecognized compensation cost related to unvested restricted stock.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 13: Stockholders Equity
     During September 2006 we declared a cash dividend aggregating $6,052,000 ($0.44 per share) of which $0.04 represented the regular quarterly dividend and $0.40 represented a special dividend. The special dividend was approved by the Board of Directors on September 7, 2006. The regular quarterly dividend and the special dividend were paid November 1, 2006. In December 2006, the Company declared a regular quarterly dividend of $0.04 per share, or $552,000, for shareholders of record as of December 30, 2006, which was paid on February 1, 2007.
Note 14: Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the allocation of collections between principal and interest resulting therefrom.
Note 15: Subsequent Events
Employment Agreements
     On January 25, 2007, the Company entered into an employment agreement (an “Employment Agreement”) with each of Gary Stern, the Company’s President and Chief Executive Officer, Arthur Stern, the Company’s Executive Vice President and Mitchell Cohen, the Company’s Chief Financial Officer (each, an “Executive”). Each of Gary Stern’s and Mitchell Cohen’s Employment Agreements expire on December 31, 2009, and Arthur Stern’s Employment Agreement expires on December 31, 2007, provided, however, that the parties are required to provide ninety days’ prior written notice if they do not intend to seek an extension or renewal of the Employment Agreement.
The following is a summary of the material terms the Employment Agreements with each of the Executives:
     The Executive shall receive a base annual salary and an annual bonus to be determined at the discretion of the Compensation Committee of the Board of Directors. If the Executive’s employment is terminated as of the termination date of the Employment Agreement, the Executive shall still be entitled to receive a bonus payment for the bonus earned during the Executive’s last year of employment.
     The Executive is eligible to receive stock option grants or restricted stock grants in amounts to be determined by the Compensation Committee of the Board of Directors. The Executive may also participate in all of the Company’s employee benefit plans and programs generally available to other employees. The Company shall also provide the Executive with life insurance in an amount to be set by the Company and has agreed to explore the possibility of providing the Executive with personal disability insurance.
     If the Executive’s employment is terminated for “disability” or “Without Cause” by the Company (as such terms are defined in the Employment Agreement), subject to the execution of a general release agreement by the Executive in favor of the Company, the Executive shall continue to receive his base salary for 12 months following the effective date of termination plus maintain insurance benefits for that period, provided that the Company’s payment obligation shall be reduced by any disability payments received by the Executive. Upon termination Without Cause, the Executive will not be eligible to participate in the Company’s benefit plans and

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 15: Subsequent Events – (Continued)
programs as of the last day of his employment by the Company; provided, however that he will not be precluded from exercising his rights, if any, under COBRA or with respect to grants made under the Company’s 1995 Stock Option Plan, the 2002 Plan, or the Equity Compensation Plan, pursuant to the terms of such plans and the applicable grant agreements thereunder. The Company must provide the Executive either ninety days’ prior written notice of such termination or an amount equal to ninety days of his base salary in lieu of such notice of termination.
     If the Executive’s employment with the Company is terminated for any reason within 180 days following a “change of control” of the Company, the Company is required to pay:
•	a lump sum amount in cash equal to two (2) times the sum of the Executive’s base salary in effect on the date of termination and the highest annual bonus earned by the Executive during his employment with the Company,

•	any unpaid reimbursable expenses outstanding,

•	compensation for any unused accrued vacation, as of the date of termination, and

•	continue to provide the Executive with the benefits and perquisites as provided in the Employment Agreement for two years from the date of termination.
The term “change in control” has the same meaning assigned such term under the terms of the Company’s 2002 Stock Option Plan. If the executive is terminated by the Company “Without Cause” prior to the date of a change in control, but the executive reasonably demonstrates that the termination (A) was at the request of a third party who indicated an intention or taken steps reasonably calculated to effect a change in control or (B) otherwise arose in connection with, or in anticipation of, a change in control which has been threatened or proposed, such termination shall be deemed to have occurred after such change in control occurs.
     The Executives are subject to standard non-compete and confidentiality provisions contained in the Employment Agreements.
Portfolio Purchase
     On February 5, 2007, Palisades Acquisition XV, LLC, an indirect wholly-owned subsidiary of the Company (the “Subsidiary”), entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, Platinum Financial Services Corporation, Monarch Capital Corporation, Colonial Credit Corporation, Centurion Capital Corporation, Sage Financial Corporation and Hawker Financial Corporation (collectively, the “Sellers”), under which we agreed to acquire a portfolio of approximately $6.9 billion in face value receivables (the “Portfolio”) for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments.
     We made a $60 million deposit on February 5, 2007. Such deposit utilized substantially all of the availability under our existing credit facilities. At February 5, we needed to borrow or raise an additional $15 million of financing to make a second deposit due on February 16, 2007 and $225 million beyond that to make the final payment on the Closing Date, which is also February 16, 2007, however we have the continuing right to postpone the Closing Date until March 31, 2007, which we might exercise in whole or in part.
     Any extensions of the Closing Date beyond March 31, 2007 must be by mutual consent. If we extend the closing beyond March 5, 2007, the cut-off date for the Portfolio will move from February 2 to the closing date, so that the Company will lose collections in the interim period. If we default and such default is not cured within any applicable cure period, the agreement states that the Sellers may terminate the agreement and retain the deposit as damages. The purchase agreement does not have a financing contingency. No assurances can be given that we will be able to secure such financing on favorable terms or at all, nor with respect to the timing of any such financing.
     Through February 14, 2007, we have taken a number of steps towards securing the financing needed to consummate the transaction contemplated by the Portfolio Purchase Agreement. Our Subsidiary has received a preliminary form of a term sheet for up to $240 million of term loan financing to complete the purchase from an institutional lender that is an affiliate of one of the members of our current lending group. We also have entered into a First Amendment to Fourth Amended and Restated Loan Agreement with our current lending group (the “Loan Amendment”), which increases on a temporary basis the Revolving Loan Commitment from $175 million to $190 million, and provides for the lenders to make a temporary overadvance of up to $15 million, which will allow us to make the second deposit on February 16. The temporary advance must be repaid in two installments by April 17, 2007. As it relates to the Portfolio purchase, our current credit facility also requires lender consent to our purchase of a portfolio in excess of $25 million and to an affiliate that is not a party to the existing credit facility (a “Non-credit Party Affiliate”) receiving a loan in excess of $200,000,000 and to our capitalizing that affiliate with more that 10% of our tangible net worth (as defined in the credit facility). Subject to our lenders accepting the terms and conditions of the term loan, pursuant to the Loan Amendment, our lenders approved the acquisition of the Portfolio by a Non-credit Party Affiliate and our use of up to $75 million of advances under the credit facility to capitalize the Non-credit Party Affiliate. As we do not yet have a binding commitment letter with respect to the term loan financing of up to $240 million, we cannot yet obtain such acceptance.
     We are actively negotiating the $240 million stand-alone term loan facility for our Subsidiary. Our current credit facility permits stand-alone financing for a portfolio purchase by an affiliate that would not be part of the existing credit facility up to certain limits. We are currently negotiating with our current lenders for an increase in the amount of permitted stand-alone financing and generally for approval of the terms and conditions of the proposed term loan facility and for any conforming amendments needed in our credit facility documents. Further, issues may arise between our current lenders and the stand-alone lender which need to be resolved. In the event that we are unable to receive a binding commitment or reach final documentation with respect to the stand-alone term loan facility for our Subsidiary, we have had preliminary and productive conversations with other financing sources, including conversations regarding possible joint venture arrangements, which we believe would be available to permit us to complete the Portfolio acquisition, albeit on less favorable terms than under the non-binding term sheet. In the event we cannot secure our current lenders’ consent to the increase in the amount of permitted stand-alone financing, the terms of the financing for our Subsidiary, further the conforming amendments to our credit facility and/or any other issues with the Subsidiary’s stand-alone lender, or if there were a default with respect to the Portfolio Purchase Agreement, we then also would be in default of our existing credit facility. However, in any of those circumstances, we believe we will be able to renegotiate the covenants in our current credit facility, or replace our current credit facility with alternative financing and/or sell sufficient amounts of our portfolio assets to enable us to pay down our current facility to a level so as to enable us to secure any necessary consents and/or repay any dissenting member of our lending group. No such alternative arrangements have yet been negotiated or put in place. While no assurances can be given, based on progress in the few days since we entered into the Portfolio Purchase Agreement, we believe we will be able to secure all requisite funds and consents. No assurances can be given with respect to the terms of the currently proposed or alternative financing, if obtained, or the timing or costs of the consents.
     Under the Portfolio Purchase Agreement, we assume certain risks associated with the Portfolio. The representations and warranties with respect to the Portfolio which we received from the Sellers have limitations both in scope and, in certain cases, duration, including a limitation of our put-back rights with respect to certain types of claims, a requirement that certain claims be brought within 120 days of closing or be deemed waived, and a limitation with respect to the Sellers’ responsibilities for acts of prior owners. Other than the representations contained in the Portfolio Purchase Agreement, the accounts are being sold as is. We also have the risk of not recovering our deposit if the Sellers fail to deliver the required assets at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:
•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	semi-performing receivables — accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

•	performing receivables — accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.
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
     We purchase receivables from credit grantors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:
•	our relationships with industry participants, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	other sources.
Caution Regarding Forward Looking Statements
     This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K for the year ended September 30, 2006, and other reports filed with the Securities and Exchange Commission (“SEC”), and the additional “Risk Factors” detailed in Part II Item 1A, herein.
     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the SEC are available free of charge through our website at www.astafunding.com. Information on our website does not constitute a part of this report. The SEC also maintains an internet site (www.sec.gov) that contains reports and information statements and other information regarding issuers, such as ourselves, who file electronically with the SEC.

Critical Accounting Policies
     We account for our investments in consumer receivable portfolios, using either:
•	the interest method; or

•	the cost recovery method.
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
     The interest method allows us to recognize income on the effective yield of such portfolio based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase price of such portfolios. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. Under this method, we periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income. Generally, these portfolios are expected to amortize over a three to five year period based upon our estimated future cash flows. Historically, a majority of the cash we ultimately collect on a portfolio is received during the first 18-24 months after acquiring the portfolio, although significant additional amounts are collected over the remaining periods. The estimated future cash flows of the portfolios are evaluated or reevaluated quarterly.
     Under the cost recovery method of accounting, no income is recognized until the purchase price of a portfolio has been fully recovered by us.
     The estimated future cash flows are reevaluated quarterly. Income on finance receivables is earned based on each static pool’s effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. We typically recognize finance income net of collection fees paid to third-party collection agencies and attorneys.
     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.
Results of Operations
     The three-month period ended December 31, 2006, compared to the three-month period ended December 31, 2005
Finance income. During the three-month period ended December 31, 2006, total finance income increased $4.6 million, or 23.1% to $24.9 million from $20.3 million for the three-month period ended December 31, 2005. The increase in finance income was primarily due to an increase in finance income earned on the interest method portfolios of consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation accounted for on the interest method during the three-months ended December 31, 2006 of approximately $269.0 million, as compared to approximately $211.0 million during the three month period ended December 31, 2005. During the three months ended December 31, 2006, we acquired interest method portfolios at a cost of $57.6 million as compared to $102.4 million during the three months ended December 31, 2005. In addition, during the first quarter of fiscal 2007, we acquired approximately $4.7 million of cost method portfolios. For year ended September 30, 2006, we acquired receivables at a cost of $200.2 million as compared to $126.0 million for the year ended September 30, 2005. The Company earned approximately $700,000 in finance income on the cost method portfolios during the fist quarter of fiscal year 2007. During the three-month period ended December 31, 2006, the commissions and fees associated with gross collections from our third-party collection agencies and attorneys increased $8.2 million or 42.1% to $27.7 million from $19.5 million for the three-month period ended December 31, 2005. The increase is indicative of a shift to the suit strategy implemented by the Company. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will stabilize in the range of 33% to 34% of gross amounts collected.

Other income. Other income of $204,000 for the year ended September 30, 2006 includes interest income from banks and other loan instruments.
Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the income of $500,000 in 2007 is primarily due to sales of the higher valued inventory early in the venture’s life. The Company has received approximately $4.5 million through December 31, 2006 in cash distributions from the venture and an additional $250,000 through February 6, 2007 as returns of its investment.
General and Administrative Expenses. During the three-month period ended December 31, 2006, general and administrative expenses increased $1.2 million or 28.7% to $5.1 million from $3.9 million for the three-months ended December 31, 2005, and represented 77.0% of total expenses (excluding income taxes) for the three months ended December 31, 2006. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses that resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three months ended December 31, 2006 of approximately $271.4 million, as compared to approximately $211.0 million during the three month period ended December 31, 2005, a 28.7% increase. A majority of the increased costs were from collection expenses including, technology costs, salaries, payroll taxes and benefits, professional fees, postage and telephone charges. Additionally, we recorded $106,000 in stock based compensation expense as a result of 18,000 stock grants, and 68,000 restricted stock grants awarded in the first quarter of fiscal year 2007.
Interest Expense. During the three-month period ended December 31, 2006, interest expense increased $856,000 to $1.5 million from $663,000 as compared to the same period in the prior year and represented 23.0% of total expenses (excluding income taxes) for the three-month period ended December 31, 2006. The increase was due to an increase in the average outstanding borrowings under our line of credit during the three-month period ended December 31, 2006, as compared to the same period in the prior year, and also a higher rate of interest. The average rate of interest, excluding unused credit line fees, was 7.16% compared to 6.5% from the same period of the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the second half of our fiscal year ended September 30, 2006 and the first quarter of this fiscal year ended September 30, 2007.
Liquidity and Capital Resources
     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. While we maintain a $175 million line of credit, with an expandable feature to $225 million, with the consent of the banks for portfolio purchases, we also may arrange financing on a transactional basis. While we have historically been able to finance these purchases through cash flows from operating activities and financing activities, we do not have committed loan facilities, other than our $175 million line of credit with a consortium of banks. As of December 31, 2006, there was $109.3 million outstanding balance under this facility. As of December 31, 2006, our cash decreased $400,000 to $7.4 million from $7.8 million at September 30, 2006. The decrease in cash during the three month period ended December 31, 2006, was due to an increase in consumer receivable purchases, an increase in our dividend, including the special dividend, and an increase in interest expense during the three months ended December 31, 2006 as compared to the same period in the prior year.

     Net cash provided by operating activities was $8.9 million during the three-months ended December 31, 2006, compared to net cash provided by operating activities of $13.7 million during the three-months ended December 31, 2005. The decrease in net cash provided by operating activities was primarily due to an increase in deferred taxes offset by the increase in net income and income taxes payable which was partially offset by a decrease in other liabilities during the three-months ended December 31, 2006, as compared to the same prior year period. Net cash used in investing activities was $30.0 million and $76.5 million during the three-months ended December 31, 2006 and December 31, 2005, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in the purchase of accounts acquired for liquidation during the three-months ended December 31, 2006, compared to the same period in the prior year partially offset by an increase in cash collections. Net cash provided by financing activities was $20.6 million during the three-months ended December 31, 2006, compared to net cash provided by financing activities of $62.1 million during the three-months December 31, 2005. The decrease in net cash provided by financing activities was primarily due to the lower level of utilization of the credit facility to purchase consumer receivables acquired for liquidation.
     During the first quarter of fiscal year 2007, we had a $175 million line of credit, with an expandable feature for up to $225 million, with a consortium of banks bearing interest at the lesser of LIBOR plus an applicable margin, or the prime rate plus or minus an applicable margin based on certain leverage ratios. The applicable rate was 7.25% at December 31, 2006. The advances under this credit line are collateralized by portfolios of consumer receivables acquired for liquidation, and the loan agreement contains customary financial and operating covenants that must be maintained in order for us to borrow funds. This line expires on July 11, 2009. As of December 31, 2006, there was $109.3 million outstanding balance under this line of credit and we were in compliance with all of the covenants under this line of credit.
     Our cash requirements have been and will continue to be significant. We depend on external financing and cash generated from operations to acquire consumer receivables. During the three-months ended December 31, 2006, we acquired consumer portfolios at a cost of approximately $62.3 million. These acquisitions were financed primarily through cash flows from operating activities and with our credit facility.
   Portfolio Purchase
     On February 5, 2007, Palisades Acquisition XV, LLC, an indirect wholly-owned subsidiary of the Company (the “Subsidiary”), entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, Platinum Financial Services Corporation, Monarch Capital Corporation, Colonial Credit Corporation, Centurion Capital Corporation, Sage Financial Corporation and Hawker Financial Corporation (collectively, the “Sellers”), under which we agreed to acquire a portfolio of approximately $6.9 billion in face value receivables (the “Portfolio”) for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments.
     We made a $60 million deposit on February 5, 2007. Such deposit utilized substantially all of the availability under our existing credit facilities. At February 5, we needed to borrow or raise an additional $15 million of financing to make a second deposit due on February 16, 2007 and $225 million beyond that to make the final payment on the Closing Date, which is also February 16, 2007, however we have the continuing right to postpone the Closing Date until March 31, 2007, which we might exercise in whole or in part.
     Any extensions of the Closing Date beyond March 31, 2007 must be by mutual consent. If we extend the closing beyond March 5, 2007, the cut-off date for the Portfolio will move from February 2 to the closing date, so that the Company will lose collections in the interim period. If we default and such default is not cured within any applicable cure period, the agreement states that the Sellers may terminate the agreement and retain the deposit as damages. The purchase agreement does not have a financing contingency. No assurances can be given that we will be able to secure such financing on favorable terms or at all, nor with respect to the timing of any such financing.
     Through February 14, 2007, we have taken a number of steps towards securing the financing needed to consummate the transaction contemplated by the Portfolio Purchase Agreement. Our Subsidiary has received a preliminary form of a term sheet for up to $240 million of term loan financing to complete the purchase from an institutional lender that is an affiliate of one of the members of our current lending group. We also have entered into a First Amendment to Fourth Amended and Restated Loan Agreement with our current lending group (the “Loan Amendment”), which increases on a temporary basis the Revolving Loan Commitment from $175 million to $190 million, and provides for the lenders to make a temporary overadvance of up to $15 million, which will allow us to make the second deposit on February 16. The temporary advance must be repaid in two installments by April 17, 2007. As it relates to the Portfolio purchase, our current credit facility also requires lender consent to our purchase of a portfolio in excess of $25 million and to an affiliate that is not a party to the existing credit facility (a “Non-credit Party Affiliate”) receiving a loan in excess of $200,000,000 and to our capitalizing that affiliate with more that 10% of our tangible net worth (as defined in the credit facility). Subject to our lenders accepting the terms and conditions of the term loan, pursuant to the Loan Amendment, our lenders approved the acquisition of the Portfolio by a Non-credit Party Affiliate and our use of up to $75 million of advances under the credit facility to capitalize the Non-credit Party Affiliate. As we do not yet have a binding commitment letter with respect to the term loan financing of up to $240 million, we cannot yet obtain such acceptance.
     We are actively negotiating the $240 million stand-alone term loan facility for our Subsidiary. Our current credit facility permits stand-alone financing for a portfolio purchase by an affiliate that would not be part of the existing credit facility up to certain limits. We are currently negotiating with our current lenders for an increase in the amount of permitted stand-alone financing and generally for approval of the terms and conditions of the proposed term loan facility and for any conforming amendments needed in our credit facility documents. Further, issues may arise between our current lenders and the stand-alone lender which need to be resolved. In the event that we are unable to receive a binding commitment or reach final documentation with respect to the stand-alone term loan facility for our Subsidiary, we have had preliminary and productive conversations with other financing sources, including conversations regarding possible joint venture arrangements, which we believe would be available to permit us to complete the Portfolio acquisition, albeit on less favorable terms than under the non-binding term sheet. In the event we cannot secure our current lenders’ consent to the increase in the amount of permitted stand-alone financing, the terms of the financing for our Subsidiary, further the conforming amendments to our credit facility and/or any other issues with the Subsidiary’s stand-alone lender, or if there were a default with respect to the Portfolio Purchase Agreement, we then also would be in default of our existing credit facility. However, in any of those circumstances, we believe we will be able to renegotiate the covenants in our current credit facility, or replace our current credit facility with alternative financing and/or sell sufficient amounts of our portfolio assets to enable us to pay down our current facility to a level so as to enable us to secure any necessary consents and/or repay any dissenting member of our lending group. No such alternative arrangements have yet been negotiated or put in place. While no assurances can be given, based on progress in the few days since we entered into the Portfolio Purchase Agreement, we believe we will be able to secure all requisite funds and consents. No assurances can be given with respect to the terms of the currently proposed or alternative financing, if obtained, or the timing or costs of the consents.
     Under the Portfolio Purchase Agreement, we assume certain risks associated with the Portfolio. The representations and warranties with respect to the Portfolio which we received from the Sellers have limitations both in scope and, in certain cases, duration, including a limitation of our put-back rights with respect to certain types of claims, a requirement that certain claims be brought within 120 days of closing or be deemed waived, and a limitation with respect to the Sellers’ responsibilities for acts of prior owners. Other than the representations contained in the Portfolio Purchase Agreement, the accounts are being sold as is. We also have the risk of not recovering our deposit if the Sellers fail to deliver the required assets at closing. See also Part II. Item 1A — Risk Factors.
     From time to time, we evaluate potential acquisitions of related businesses but we may not be able to complete any acquisitions on favorable terms or at all.

     The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods as described in Note 3 of the Notes to Condensed Consolidated Financial Statements:

	For the Three Months Ended December 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total

Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	57,574,000	4,693,000	62,267,000
Net cash collections from collection of consumer receivables acquired for liquidation	(41,250,000)	(628,000)	(41,878,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(14,929,000)	(2,153,000)	(17,082,000)
Finance income recognized	24,258,000	683,000	24,941,000

Balance, end of period	$281,852,000	$3,671,000	$285,523,000

Revenue as a percentage of collections	43.2%	24.6%	42.3%

	For the Three Months Ended December 31, 2005
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$172,636,000	$91,000	$172,727,000
Acquisitions of receivable portfolios, net	102,405,000	—	102,405,000
Net cash collections from collection of consumer receivables acquired for liquidation	(31,062,000)	(1,173,000)	(32,235,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(13,739,000)	(235,000)	(13,974,000)
Transfer to cost recovery	(529,000)	529,000	—
Finance income recognized	19,047,000	1,213,000	20,260,000

Balance, end of period	$248,758,000	$425,000	$249,183,000

Revenue as a percentage of collections	42.5%	86.2%	43.8%

Additional Supplementary Information:
     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the three months ended December 31, 2006, we purchased portfolios with an aggregate purchase price of $62.3 million with a face value of $1.3 billion.
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” (“SOP 03-3”) Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2006	$17,082,000	$8,959,000
Three months ended December 31, 2005	$13,974,000	$6,451,000
Portfolio Performance (1)

					Total
					estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$94,872,000	$0	$94,872,000	146%
2002	36,557,000	51,954,000	0	51,954,000	142%
2003	115,626,000	179,493,000	18,031,000	197,524,000	171%
2004	103,743,000	143,322,000	19,845,000	163,167,000	157%
2005	126,023,000	118,264,000	86,836,000	205,100,000	163%
2006	200,237,000	86,893,000	219,306,000	306,199,000	153%
2007 (First quarter)	57,574,000	198,000	76,800,000	76,998,000	134%

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
(4) Does not include collections from portfolios that are zero basis.
(5) Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for the Company in the current fiscal year.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company believes that the statement, when adopted, will not impact the Company.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.
     In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. This Statement:
1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
     This statement became effective for us on October 1, 2006. Adoption had no current impact on the Company.
     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – and amendment of      FASB Statements No. 133 and 140. This Statement:
a	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.
b	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.
c.	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.
d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
e.	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
The statement became effective for us on October 1, 2006. Adoption had no current impact on the Company.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154), which requires a retrospective application to prior periods’ financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 became effective for us October 1, 2006. Adoption has had no current impact on the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2006, our $175 million credit facility, all of which is variable debt, had an outstanding balance of $109.3 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire fiscal year. We do not invest in derivative financial or commodity instruments.
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     b. Changes in Internal Controls Over Financial Reporting.
     During the first quarter of fiscal year 2007, the Company upgraded the reporting system through which we record and report cash receipts. Additional controls were added to streamline the process. The system was tested by management and there were no material weaknesses noted during testing.
     There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk factors
     The following are additional risk factors that should be considered in conjunction with risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities & Exchange Commission.
The Company may be unable to secure satisfactory financing to consummate the Portfolio Purchase Agreement.
     On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, Platinum Financial Services Corporation, Monarch Capital Corporation, Colonial Credit Corporation, Centurion Capital Corporation, Sage Financial Corporation and Hawker Financial Corporation (collectively, the “Sellers”), under which we agreed to acquire a portfolio of approximately $6.9 billion in face value receivables (the “Portfolio”) for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments.
     We made the required $60 million deposit on February 5, 2007. Such deposit utilized substantially all of the availability under our existing credit facilities. We need to borrow or raise an additional $15 million of financing to make a second deposit due on February 16, 2007 and $225 million beyond that to make the final payment on the Closing Date, which is also February 16, 2007, but we have the continuing right to postpone the Closing Date until March 31, 2007, which we anticipate exercising in whole or in part. Any extensions thereafter must be by mutual consent. If we extend the closing beyond March 5, 2007, the cut-off date for the Portfolio will move from February 2 to the closing date, so that the Company will lose collections in the interim period. If we default and such default is not cured within any applicable cure period, the agreement states that the Sellers may terminate the agreement and retain the deposit as damages. The purchase agreement does not have a financing contingency, and we are seeking an increase in our current credit facility and/or other sources of financing to fund the additional deposit and the remainder of the purchase price. No assurances can be given that we will be able to secure such financing on favorable terms or at all.
     Under the Portfolio Purchase Agreement, we assume certain risks associated with the Portfolio. The representations and warranties with respect to the Portfolio which we received from the Sellers have limitations both in scope and, in certain cases, duration, including a limitation of our put-back rights with respect to certain types of claims, a requirement that certain claims be brought within 120 days of closing or be deemed waived, and a limitation with respect to the Sellers’ responsibilities for acts of prior owners. Other than the representations contained in the Portfolio Purchase Agreement, the accounts are being sold as is. We also have the risk of recovering our deposit if the Sellers fail to deliver the required assets at closing.

The terms of any financing may adversely affect our ability to generate profits from the new portfolio.
     Our decision to enter into the Portfolio Purchase Agreement was based in part on certain assumptions we have made about the range of the terms we expect to receive for the financing needed to consummate the Portfolio Purchase Agreement (the “Requisite Financing”). As we do not yet have a commitment for the Requisite Financing, no assurances can be given that financing terms offered to us will not be materially less favorable to us than we anticipated when bidding on the Portfolio, which would adversely affect the net returns we realize with respect to the Portfolio. Further, while we have the unilateral right to postpone the closing to March 31, 2007 (and may defer it longer with the Sellers’ consent), if we postpone the closing beyond March 5, 2007, we will incur a financial penalty.
The anticipated benefits of the Portfolio may not meet our expectations.
     The purchase of the Portfolio will increase our assets acquired for liquidation by more than 100%, so that our near term future operating results will be highly dependent on the returns realized from the Portfolio. While we believe that we have the capability to manage such a significantly increased asset base, no assurances that we will not experience operational difficulties internally or with our third party servicers in managing an asset base of this size. Further, while we believe that the returns on the Portfolio will be at least as favorable as our historic returns on smaller portfolio purchases, no assurances can be given with respect to initial evaluation of the quality of the assets in the Portfolio nor with respect to our ability to manage the Portfolio profitably.
The terms of the Portfolio Purchase Agreement may not protect us against all risks associated with the Portfolio.
     Under the Portfolio Purchase Agreement, we assume certain risks associated with the Portfolio, including the risk of recovering our deposit if the Sellers fail to deliver the required assets at closing. The representations and warranties with respect to the Portfolio which we received from the Sellers have limitations both in scope and, in certain cases, duration, including a requirement that we bear the first $1.5 million of loss with respect to certain types of claims, a requirement that certain claims be brought within 120 days of closing or be deemed waived, and a limitation with respect to the Sellers’ responsibilities for acts of prior owners. No assurances can be given that we will have an adequate remedy if our understandings about the quality, quantity and characteristics of the Accounts in the Portfolio prove to be contrary to our expectations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information
   Portfolio Purchase
     On February 5, 2007, Palisades Acquisition XV, LLC, an indirect wholly-owned subsidiary of the Company (the “Subsidiary”), entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, Platinum Financial Services Corporation, Monarch Capital Corporation, Colonial Credit Corporation, Centurion Capital Corporation, Sage Financial Corporation and Hawker Financial Corporation (collectively, the “Sellers”), under which we agreed to acquire a portfolio of approximately $6.9 billion in face value receivables (the “Portfolio”) for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments.
     We made a $60 million deposit on February 5, 2007. Such deposit utilized substantially all of the availability under our existing credit facilities. At February 5, we needed to borrow or raise an additional $15 million of financing to make a second deposit due on February 16, 2007 and $225 million beyond that to make the final payment on the Closing Date, which is also February 16, 2007, however we have the continuing right to postpone the Closing Date until March 31, 2007, which we might exercise in whole or in part.
     Any extensions of the Closing Date beyond March 31, 2007 must be by mutual consent. If we extend the closing beyond March 5, 2007, the cut-off date for the Portfolio will move from February 2 to the closing date, so that the Company will lose collections in the interim period. If we default and such default is not cured within any applicable cure period, the agreement states that the Sellers may terminate the agreement and retain the deposit as damages. The purchase agreement does not have a financing contingency. No assurances can be given that we will be able to secure such financing on favorable terms or at all, nor with respect to the timing of any such financing.
     Through February 14, 2007, we have taken a number of steps towards securing the financing needed to consummate the transaction contemplated by the Portfolio Purchase Agreement. Our Subsidiary has received a preliminary form of a term sheet for up to $240 million of term loan financing to complete the purchase from an institutional lender that is an affiliate of one of the members of our current lending group. We also have entered into a First Amendment to Fourth Amended and Restated Loan Agreement with our current lending group (the “Loan Amendment”), which increases on a temporary basis the Revolving Loan Commitment from $175 million to $190 million, and provides for the lenders to make a temporary overadvance of up to $15 million, which will allow us to make the second deposit on February 16. The temporary advance must be repaid in two installments by April 17, 2007. As it relates to the Portfolio purchase, our current credit facility also requires lender consent to our purchase of a portfolio in excess of $25 million and to an affiliate that is not a party to the existing credit facility (a “Non-credit Party Affiliate”) receiving a loan in excess of $200,000,000 and to our capitalizing that affiliate with more that 10% of our tangible net worth (as defined in the credit facility). Subject to our lenders accepting the terms and conditions of the term loan, pursuant to the Loan Amendment, our lenders approved the acquisition of the Portfolio by a Non-credit Party Affiliate and our use of up to $75 million of advances under the credit facility to capitalize the Non-credit Party Affiliate. As we do not yet have a binding commitment letter with respect to the term loan financing of up to $240 million, we cannot yet obtain such acceptance.
     We are actively negotiating the $240 million stand-alone term loan facility for our Subsidiary. Our current credit facility permits stand-alone financing for a portfolio purchase by an affiliate that would not be part of the existing credit facility up to certain limits. We are currently negotiating with our current lenders for an increase in the amount of permitted stand-alone financing and generally for approval of the terms and conditions of the proposed term loan facility and for any conforming amendments needed in our credit facility documents. Further, issues may arise between our current lenders and the stand-alone lender which need to be resolved. In the event that we are unable to receive a binding commitment or reach final documentation with respect to the stand-alone term loan facility for our Subsidiary, we have had preliminary and productive conversations with other financing sources, including conversations regarding possible joint venture arrangements, which we believe would be available to permit us to complete the Portfolio acquisition, albeit on less favorable terms than under the non-binding term sheet. In the event we cannot secure our current lenders’ consent to the increase in the amount of permitted stand-alone financing, the terms of the financing for our Subsidiary, further the conforming amendments to our credit facility and/or any other issues with the Subsidiary’s stand-alone lender, or if there were a default with respect to the Portfolio Purchase Agreement, we then also would be in default of our existing credit facility. However, in any of those circumstances, we believe we will be able to renegotiate the covenants in our current credit facility, or replace our current credit facility with alternative financing and/or sell sufficient amounts of our portfolio assets to enable us to pay down our current facility to a level so as to enable us to secure any necessary consents and/or repay any dissenting member of our lending group. No such alternative arrangements have yet been negotiated or put in place. While no assurances can be given, based on progress in the few days since we entered into the Portfolio Purchase Agreement, we believe we will be able to secure all requisite funds and consents. No assurances can be given with respect to the terms of the currently proposed or alternative financing, if obtained, or the timing or costs of the consents.
     Under the Portfolio Purchase Agreement, we assume certain risks associated with the Portfolio. The representations and warranties with respect to the Portfolio which we received from the Sellers have limitations both in scope and, in certain cases, duration, including a limitation of our put-back rights with respect to certain types of claims, a requirement that certain claims be brought within 120 days of closing or be deemed waived, and a limitation with respect to the Sellers’ responsibilities for acts of prior owners. Other than the representations contained in the Portfolio Purchase Agreement, the accounts are being sold as is. We also have the risk of not recovering our deposit if the Sellers fail to deliver the required assets at closing.
Item 6. Exhibits
     (a) Exhibits

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.
(Registrant)

Date: February 14, 2007	By: /s/ Gary Stern Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2007	By: /s/ Mitchell Cohen Mitchell Cohen, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)