Form 10-Q
period 2007-03-31
ASTA FUNDING INC
filed 2007-05-15
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of May 9, 2007, the registrant had 13,903,158 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I. Financial Information	2
Item 1. Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and September 30, 2006	2
Condensed Consolidated Statements of Operations for the six and three month periods ended March 31, 2007 and 2006 (unaudited)	3
Condensed Consolidated Statement of Stockholders’ Equity for the six month period ending March 31, 2007 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six month periods ended March 31, 2007 and 2006 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	33

Part II. Other Information	34
Item 1. Legal Proceedings	34
Item 1A Risk Factors	34
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	35
Item 6. Exhibits	35
Signatures	36
Exhibit 10.1 – Receivable Financing Agreement dated March 2, 2007
Exhibit 10.2 – Third Amendmant to Fourth Amended and Restated Loan Agreement dated March 30, 2007
Exhibit 10.3 – Fourth Amendment to Fourth Amended and Restated Loan Agreement dated May 10, 2007
Exhibit 31.1 - Section 302 Certificate of Principal Executive Officer
Exhibit 31.2 - Section 302 Certificate of Principal Financial Officer
Exhibit 32.1 - Section 906 Certificate of Principal Executive Officer
Exhibit 32.2 - Section 906 Certificate of Principal Financial Officer
EX-10.1: RECEIVABLES FINANCING AGREEMENT
EX-10.2: THIRD AMENDMENT TO FOURTH AMENDED AND RESTATED LOAN AGREEMENT
EX-10.3: FOURTH AMENDMENT TO FOURTH AMENDED AND RESTATED LOAN AGREEMENT
EX-10.4: SERVICING AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)
Assets
Cash	$6,769,000	$7,826,000
Consumer receivables acquired for liquidation (at net realizable value)	563,734,000	257,275,000
Due from third party collection agencies and attorneys	3,567,000	3,062,000
Investment in venture	4,015,000	5,965,000
Furniture and equipment, net	1,080,000	1,101,000
Deferred income taxes	12,616,000	7,577,000
Other assets	10,237,000	5,034,000

Total assets	$602,018,000	$287,840,000

Liabilities And Stockholders’ Equity
Liabilities
Debt	$377,162,000	$82,811,000
Other liabilities	4,268,000	4,338,000
Dividends payable	556,000	6,052,000
Income taxes payable	10,344,000	10,377,000

Total liabilities	392,330,000	103,578,000

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 13,903,158 at March 31, 2007 and 13,755,157 at September 30, 2006	138,000	138,000
Additional paid-in capital	64,458,000	61,803,000
Retained earnings	145,092,000	122,321,000

Total stockholders’ equity	209,688,000	184,262,000

Total liabilities and stockholders’ equity	$602,018,000	$287,840,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Revenue:
Finance income, net	$32,353,000	$24,829,000	$57,294,000	$45,089,000
Other income	255,000	—	459,000	—
Equity in earnings of venture	475,000	—	975,000	—

	33,083,000	24,829,000	58,728,000	45,089,000

Expenses:
General and administrative	5,790,000	4,848,000	10,878,000	8,800,000
Interest	3,779,000	1,302,000	5,298,000	1,965,000
Impairments	2,412,000	—	2,412,000	—

	11,981,000	6,150,000	18,588,000	10,765,000

Income before income tax expense	21,102,000	18,679,000	40,140,000	34,324,000
Income tax expense	8,550,000	7,576,000	16,262,000	13,909,000

Net income	$12,552,000	$11,103,000	$23,878,000	$20,415,000

Net income per share:

Basic	$0.91	$0.82	$1.73	$1.50

Diluted	$0.85	$0.76	$1.63	$1.40

Weighted average number of common shares outstanding:

Basic	13,848,194	13,608,994	13,772,538	13,603,485

Diluted	14,744,499	14,604,636	14,647,556	14,583,252

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2006	13,755,157	$138,000	$61,803,000	$122,321,000	$184,262,000
Exercise of stock options	80,001		1,207,000	—	1,207,000
Restricted stock granted	68,000		—	—	0
Stock based compensation expense	—		768,000	—	768,000
Excess tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock	—		680,000	—	680,000
Dividends declared	—		—	(1,107,000)	(1,107,000)
Net income	—		—	23,878,000	23,878,000

Balance, March 31, 2007	13,903,158	$138,000	$64,458,000	$145,092,000	$209,688,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$23,878,000	$20,415,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,000	264,000
Deferred income taxes	(5,039,000)	—

Impairments of consumer receivable acquired for liquidation	2,412.000	—

Equity in earnings of venture	(975,000)	—

Cash distribution from venture	975,000	—

Stock based compensation	768,000	—

Changes in:

Due from third party collection agencies and attorneys	(505,000)	(1,405,000)
Income taxes payable	(33,000)	6,678,000
Other assets	(2,295,000)	(116,000)
Other liabilities	(70,000)	(1,812,000)

Net cash provided by operating activities	19,317,000	24,024,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(386,682,000)	(121,188,000)
Principal collected on receivables acquired for liquidation	61,324,000	44,649,000
Principal collected on receivable accounts represented by account sales	16,487,000	12,060,000

Acquisition of businesses, net of cash acquired	—	(1,406,000)

Cash distributions from venture	1,950,000	—

Purchase of other investments	(5,771,000)	—

Collections on other investments	2,788,000	—

Capital expenditures	(105,000)	(213,000)

Net cash used in investing activities	(310,009,000)	(66,098,000)

Cash flows from financing activities:
Proceeds from exercise of options	1,207,000	291,000
Excess tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock	680,000	—
Dividends paid	(6,603,000)	(1,020,000)
Advances under lines of credit, net	294,351,000	42,715,000

Net cash provided by financing activities	289,635,000	41,986,000

Decrease in cash	(1,057,000)	(88,000)
Cash at the beginning of period	7,826,000	4,059,000

Cash at end of period	$6,769,000	$3,971,000

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$3,588,000	$1,820,000
Income taxes	$20,655,000	$7,146,000
See accompanying notes to condensed consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
     Business
          Asta Funding, Inc., together with its wholly owned subsidiaries, is engaged in the business of purchasing, managing and servicing non-performing and distressed consumer receivables. Non-performing consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa®, other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. We acquire these portfolios at substantial discounts from their contractual amounts based on certain characteristics (issuer, average account size, debtor location and age of debt) of the underlying accounts of each portfolio.
     Basis of Presentation
          The condensed consolidated balance sheets as of March 31, 2007 and the consolidated balance sheets as of September 30, 2006, (the September 30, 2006 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K), the condensed consolidated statements of operations for the six and three month periods ended March 31, 2007 and 2006, the condensed consolidated statement of stockholders’ equity as of March 31, 2007 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2007 and 2006, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2007 and September 30, 2006, the results of operations for the six and three month periods ended March 31, 2007 and 2006 and cash flows for the six month periods ended March 31, 2007 and 2006 have been made. The results of operations for the six and three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
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
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of the amount and timing of future cash flows and the allocation of collections between principal and interest resulting therefrom.
     Recent Accounting Pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s fiscal year that begins October 1, 2008. The Company believes that the statement, when adopted, will not impact the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued
(Unaudited)
Note 1: Business and Basis of Presentation — (Continued)
          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for the Company in the current fiscal year. Adoption had no material impact on the Company.
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
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.
Note 2: Principles of Consolidation
          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in a venture, representing a 25% interest, is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation
          Accounts acquired for liquidation are stated at their net realizable value and consist mainly of defaulted consumer loans to individuals throughout the country.
          Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. If cash collections increase subsequent to recording an impairment, reversal of the previously recognized impairment(s) is made prior to any increase to the IRR. No impairments were recorded in the three month period ended December 31, 2006. Impairments on three portfolios of receivables totaling approximately $2.4 million were recorded in the second quarter of fiscal year 2007. No impairments were recorded in the three and six month periods ended March 31, 2006. Income on finance receivables is earned based on each static pool’s effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted.
          We account for our investments in consumer receivable portfolios, using either:
•	the interest method; or

•	the cost recovery method.
          Our extensive liquidating experience is in the field of distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables. We use the interest method for accounting for substantially all asset acquisitions within these classes of receivables when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes where we do not possess the same expertise or history, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.
          Over time, as we continue to purchase asset classes in which we believe we have requisite expertise and experience, we are more likely to utilize the interest method to account for such purchases.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
          The Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly we did not aggregate such loans under Practice Bulletin 6 as the underlying collateral had similar characteristics. As SOP 03-3 was adopted by the Company for our fiscal year beginning October 1, 2005, we aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	Same issuer/originator

•	Same underlying credit quality

•	Similar geographic distribution of the accounts

•	Similar age of the receivable and

•	Same type of asset class (credit cards, telecom etc.)
We use a variety of qualitative and quantitative factors to estimate collections and the timing thereof. Our analysis includes the following variables:
•	The number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of days since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	Jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.
     We will obtain and utilize as appropriate input from our third party collection agencies and attorneys, as further evidentiary matter, to assist us in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Six Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	345,798,000	40,884,000	386,682,000
Net cash collections from collection of consumer receivables acquired for liquidation	(102,015,000)	(2,089,000)	(104,104,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(26,754,000)	(4,247,000)	(31,001,000)
Transfer to cost recovery (1)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized	56,007,000	1,287,000	57,294,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43.5%	20.3%	42.4%

	For the Six Months Ended March 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$172,636,000	$91,000	$172,727,000
Acquisitions of receivable portfolios, net	121,188,000	—	121,188,000
Net cash collections from collection of consumer receivables acquired for liquidation	(73,470,000)	(2,022,000)	(75,492,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(26,071,000)	(235,000)	(26,306,000)
Transferred to cost recovery	(529,000)	529,000	—
Finance income recognized	43,067,000	2,022,000	45,089,000

Balance, end of period	$236,821,000	$385,000	$237,206,000

Finance income as a percentage of collections	43.3%	89.6%	44.3%

(1)  Represents a portfolio acquired during the three months ended December 31, 2006 which the Company is presently negotiating to return to the seller.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation– (continued)

	For the Three Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$281,852,000	$3,671,000	$285,523,000
Acquisitions of receivable portfolios, net	288,224,000	36,191,000	324,415,000
Net cash collections from collections of consumer receivables acquired for liquidation	(60,765,000)	(1,461,000)	(62,226,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(11,825,000)	(2,094,000)	(13,919,000)
Transfer to cost recovery (1)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized	31,749,000	604,000	32,353,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43.7%	17.0%	42.5%

	For the Three Months Ended March 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$248,758,000	$425,000	$249,183,000
Acquisitions of receivable portfolios, net	18,783,000	—	18,783,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,408.000)	(849,000)	(43,257,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(12,332,000)	—	(12,332,000)
Finance income recognized	24,020,000	809,000	24,829,000

Balance, end of period	$236,821,000	$385,000	$237,206,000

Finance income as a percentage of collections	43.9%	95.3%	44.7%

(1)  Represents a portfolio acquired during the three months ended December 31, 2006 which the Company is presently negotiating to return to the seller.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation– (continued)
As of March 31, 2007 the Company had $563,734,000 in Consumer Receivables acquired for Liquidation, of which $522,345,000 are being accounted for on the accrual basis. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2007 (six months ending)	$45,915,000
September 30, 2008	172,085,000
September 30, 2009	150,343,000
September 30, 2010	119,497,000
September 30, 2011	61,674,000
September 30, 2012	1,118,000

Total	550,632,000

Deferred revenue	(28,287,000)

Total	$522,345,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2007. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the six months and three months ended March 31, 2007 and 2006 are as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Balance at beginning of period	$143,800,000	$94,022,000

Income recognized on finance receivables, net	(56,007,000)	(43,067,000)
Additions representing expected revenue from purchases	131,570,000	71,670,000
Impairments	(423,000)
Reclassifications from nonaccretable difference	7,931,000	31,234,000
Balance at end of period	$226,871,000	$153,859,000

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Balance at beginning of period	$138,966,000	$135,306,000

Income recognized on finance receivables, net	(31,749,000)	(24,020,000)
Additions representing expected revenue from purchases	112,146,000	11,339,000
Impairments	(423,000)
Reclassifications from nonaccretable difference	7,931,000	31,234,000

Balance at end of period	$226,871,000	$153,859,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation– (continued)
During the six months ended March 31, 2007, the Company purchased $9.8 billion of face value charged-off consumer receivables at a cost of $386.7 million, including one purchase (the “Portfolio Purchase”) with a face value $6.9 billion and a cost of $300 million . The acquisition resulted in a concentration in that the Portfolio Purchase accounted for approximately 52.3% of the consumer receivables acquired for liquidation (at net realizable value) at March 31, 2007. During the three months ended March 31, 2007 the Company purchased $8.5 billion of face value charged-off consumer receivables at a cost of $324.4 million. At March 31, 2007, the estimated remaining net collections on the receivables purchased in the six months ended March 31, 2007 are $445.7 million.
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2007 and 2006, respectively.

	For the Six Months Ended March 31,
	2007	2006
Gross collections (1)	$192,815,000	$145,032,000

Commissions and fees (2)	57,710,000	43,234,000

Net collections	$135,105,000	$101,798,000

	For the Three Months Ended March 31,
	2007	2006
Gross collections (1)	$106,119,000	$79,304,000

Commissions and fees (2)	29,974,000	23,715,000

Net collections	$76,145,000	$55,589,000

(1)	Gross collections include: collection from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs, advanced by our third party collection agencies and attorneys.
Note 4: Investment in venture
     In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the next 18 to 30 months. From its inception through March 31, 2007, the venture made distributions to the Company of $5,320,000. Subsequent to March 31, 2007 and through May 4, 2007, the venture distributed an additional $300,000 to the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Note 5: Furniture and Equipment
     Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2007	2006`
Furniture	$307,000	$307,000
Equipment	2,668,000	2,563,000

	2,975,000	2,870,000
Less accumulated depreciation	1,895,000	1,769,000

Balance, end of period	$1,080,000	$1,101,000

Note 6: Debt
     In March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), the Company’s indirect wholly-owned subsidiary, closed on its definitive agreement to purchase a portfolio of approximately $6.9 billion in face value receivables for a purchase price of $300 million plus 20% of net payments after we recover 150% of the purchase price plus our cost of funds. The portfolio is made up of predominantly credit card accounts and includes accounts in collection litigation and accounts as to which the sellers have been awarded judgments and other traditional charge-offs. The Company originally paid a $60 million deposit upon execution of the contract on February 5, 2007 and funded an additional deposit of $15 million on February 16, 2007 using its existing credit facility, as modified on that date.
     The remaining $225 million was paid on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with a major financial institution as the funding source, and consists of debt with full recourse only to Palisades XVI, bearing an interest rate of approximately 170 basis points over LIBOR. The term of the agreement is three years. All proceeds received as a result of the net collections from this portfolio are to be applied to interest and principal of the underlying loan. The company made certain representations and warranties to the lender to support the transaction. The portfolio will be serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged a subservicer for the portfolio.
     On March 30, 2007 the Company entered into the Third Amendment to Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amends certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate, to LIBOR plus 275 basis points for LIBOR loans, from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision increased instead the limit on availability for existing portfolios until October 7, 2007. See Note 14: Subsequent Event for more information.
     On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, increasing the credit facility to $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement ends July 11, 2009. The balance outstanding at March 31, 2006 was $ 160.4 million. The applicable rate at March 31, 2007 and 2006 was 7.25%. The average interest rate excluding unused credit line fees for the six month period ended March 31, 2007 and 2006, respectively was 7.12% and 6.69%. The average rate is a combination of both applicable rates.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7: Commitments and Contingencies
Employment Agreements
     On January 25, 2007, the Company entered into employment agreements (each as “Employment Agreement”) with the Company’s President and Chief Executive Officer, the Company’s Executive Vice President and the Company’s Chief Financial Officer (each, an “Executive”). Each of Gary Stern’s and Mitchell Cohen’s Employment Agreements expire on December 31, 2009, and Arthur Stern’s Employment Agreement expires on December 31, 2007, provided, however, that the parties are required to provide ninety days’ prior written notice if they do not intend to seek an extension or renewal of the Employment Agreement. If each Employment Agreement is not renewed by the expiration dates each executive will continue in their respective roles as officers of the Company at the discretion of the Board of Directors.
Leases
     We are a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey, Bethlehem, Pennsylvania and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information.
Litigation
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these matters are material to our business and financial condition. As of May 7, 2007, we were not involved in any material litigation in which we were a defendant.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8: Income Recognition and Impairments – (continued)
     Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.
     Impairments
     SOP 03-3 requires we account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. SOP 03-3 will make it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. Impairments of approximately $2.4 million were recorded in the second quarter of fiscal year 2007. No impairments were recorded in the first fiscal quarter of 2007, or in the three and six month periods ended March 31, 2006.
Our analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:
•	The type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. We have found that there are better states to try collect receivables and we factor in both good and bad states when establishing our initial cash flow expectations.

•	the average balance of the receivables influence our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more suitable for our suit strategy and thus yield better results over the longer term. As we have significant experience with both types of balances, we are able to factor these variables into our initial expected cash flows;

•	the age of the receivables, the number of days since charge-off, the number of days from charge-off, the payments, if any, since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process since, for example, older receivables might be more difficult to collect in amount and/or require more time to collect;

•	past history and performance of similar assets acquired. As we purchase portfolios of like assets, we have built significant history on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	Jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the suit strategy and conversely, debtors without jobs or property are less likely to repay their obligation. While we believe that debtors with jobs or property are more likely to repay, we also believe that these debtors generally might take longer to repay and that is factored into our initial expected cash flows.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8: Income Recognition and Impairments – (continued)
     We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts contractual terms. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.
     We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and at times incorporate such input into the estimates we use for our expected cash flows.
     Typically, when purchasing portfolios for which we have the experience detailed above, we have expectations of achieving a 100% return on our invested capital back within an 18-28 month time frame and expectations of generating in the range of 130-150% of our invested capital over 3-5 years. Historically, we have been able to achieve these results and we continue to use this as our basis for establishing the original cash flow estimates for our portfolio purchases. We routinely monitor these results against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
Note 9: Income Taxes
     Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, and (iii) venture income recognized on the equity method, all resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three and six month periods ending March 31, 2007 and 2006, reflects income tax expense at an effective rate of 40.5%.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10: Net Income Per Share
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
     The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2007 and 2006:

	Six Months Ended March 31,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$23,878,000	13,772,538	$1.73	$20,415,000	13,603,485	$1.50

Dilutive impact of equity-based compensation awards		875,018			979,767

Diluted	$23,878,000	14,647,556	$1.63	$20,415,000	14,583,252	$1.40

	Three months Ended March 31,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$12,552,000	13,848,194	$0.91	$11,103,000	13,608,994	$0.82

Dilutive impact of equity-based compensation awards		896,305			995,642

Diluted	$12,552,000	14,744,499	$0.85	$11,103,000	14,604,636	$0.76

Note 11: Stock-based Compensation
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
     Effective September 30, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors under the Company’s stock option plans. In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 44 requires the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. The Company is required to recognize

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11: Stock-based Compensation – (continued)
compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the period October 1, 2005 through April 30, 2007. Such estimates are based on such factors such as historical and expected employee turnover rates and similar statistics. Of the 587,000 stock options that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 143,175 shares would not have vested at March 31, 2007, had it not been for the acceleration of the vesting of these shares. Of the 143,174 shares, 136,672, or 95.5%, are attributable to officers and directors of the Company representing $1.3 million of the $1.4 million intrinsic value of the vested stock options. The Company is unable to estimate the number of stock options issued that employees will ultimately retain that otherwise would have been forfeited, absent the modification. Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense applicable to current officers and directors resulting from the new measurement date of the stock option issued prior to October 1, 2005 has been recognized through March 31, 2007. In December of 2006, 18,000 stock options and 68,000 restricted shares were granted to directors, officers and other employees. The stock options and restricted shares vest over a twenty seven month period beginning December 2006. The first one third of the stock options and restricted shares vested on March 19, 2007 with the remaining vesting on the first and second anniversary dates of March 19, 2007. For the three and six month period ended March 31, 2007, $662,000 and $768,000 of stock based compensation expense was recorded, respectively. See Note 12 – Stock Option Plans.
     In the first quarter of fiscal year 2007, the weighted average assumptions used in the option pricing models were as follows:

Risk free interest rate	4.94%
Expected term (years)	10.0
Expected volatility	36.3%
Dividend yield	0.47%
Note 12: Stock Option Plans
Equity Compensation Plan
           On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights.
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
(Unaudited)
Note 12: Stock Option Plans- (continued)
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
     The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 404,667 were available as of March 31, 2006. As of March 31, 2006, approximately 140 of the Company’s employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.
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
      The Company authorized 1,840,000 shares of Common Stock for issuance under the 1995 Stock Option Plan. All but 96,002 shares were utilized. As of September 14, 2005, no more options could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stock-Option Plans – (Continued)
     The following table summarizes stock option transactions under the plans:

	Six Months Ended March 31,
	2007			2006
			Weighted			Weighted
			Average			Average
			Exercise			Exercise
	Shares		Price	Shares		Price
Outstanding options at the beginning of period	1,414,439		$9.4511	1,580,605		$9.1082
Options granted	18,000		28.7500	-0	-	0.0000
Options exercised	(80,001)		15.0970	(25,833)		11.2895
Options cancelled	-0	-	0.0000	-0	-	0.0000

Outstanding options at the end of period	1,352,438		$9.3739	1,554,772		$9.0720

Exercisable options at the end of period	1,340,438		$9.2005	1,554,772		$9.0720

     The following table summarizes information about the Plans outstanding options as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$0.8125 – $2.8750	600,000	3.0	$2.0208	600,000	$2.0208
$2.8751 – $5.7500	116,667	5.6	4.7250	116,667	4.7250
$5.7501 – $8.6250	12,000	4.6	5.9600	12,000	5.9600
$14.3751 – $17.2500	223,611	6.7	15.0318	223,611	15.0318
$17.2501 – $20.1250	382,160	7.6	18.2217	382,160	18.2217
$28.7500 – $28.7500	18,000	9.7	28.7500	6,000	28.7500

	1,352,438	5.2	$9.3739	1,340,438	$9.2004

     The Company recognized $95,000 of compensation expense related to stock options granted during the six month period ended March 31, 2007. As of March 31, 2007, there was $181,000 of unrecognized compensation cost related to unvested stock options.
     The aggregate intrinsic value of the outstanding and exercisable options as of March 31, 2007 is $45.5 million.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stock-Option Plans – (Continued)
     The following table summarizes information about restricted stock transactions:

		Weighted
	Six Months	Average
	Ended	Grant Date
	March 31, 2007	Fair Value
Unvested at beginning of period	0	$0.00
Awards granted	68,000	$28.75
Vested	(22,667)	$28.75
Forfeited	0	$0.00

Unvested at end of period	45,333	$28.75

     The Company recognized $673,000 of compensation expense related to the restricted stock awarded during the six month period ended March 31, 2007. As of March 31, 2007 there was $1,282,000 of unrecognized compensation cost related to unvested restricted stock.
Note 13: Stockholders’ Equity
     For the six months ended March 31, 2007, we declared dividends of $1,107,000. $556,000 was accrued as of March 31, 2007 and paid May 1, 2007.
Note 14: Subsequent Event
     On May 10. 2007 the Company signed the Fourth Amendment to the Credit Agreement with a consortium of banks that amends certain terms of the Credit Agreement, whereby the parties agreed to amend the definition of the Borrowing Base to modify the maximum Availability based on Average Collection Multiple from $20 million to $40 million for the period May 10, 2007 through October 7, 2007 and $20 million from October 8, 2007 and thereafter.

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
     Cautions With Respect to Forward Looking Statements
     This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our annual report on Form 10-K for the year ended September 30, 2006, and other reports filed with the Securities and Exchange Commission.
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the Securities and Exchange Commission are available free of charge through our website at www.astafunding.com. Information on our website does not constitute a part of this report. The SEC also maintains an internet site (www.sec.gov) that contains reports and information statements and other information regarding issuers such as ourselves that file electronically with the SEC.
Critical Accounting Policies
     We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts contractual terms. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.
     We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and at times incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.
     Typically, when purchasing portfolios for which we have the experience detailed above, we have expectations of achieving a 100% return on our invested capital back within an 18-28 month time frame and expectations of generating in the range of 130-150% of our invested capital over 3-5 years. Historically, we have generally been able to achieve these results and we continue to use this as our basis for establishing the original cash flow estimates for our portfolio purchases. We routinely monitor these results against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
     We account for our investments in consumer receivable portfolios, using either:
•	the interest method; or

•	the cost recovery method.
               As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables has matured, we use the interest method for accounting for substantially all asset acquisitions within these classes of receivables when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes where we do not possess the same expertise or history, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.
          Over time, we continue to purchase asset classes which we believe we have requisite expertise and experience, we are more likely to utilize the interest method to account for such purchases.
          The Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly we did not aggregate such loans under Practice Bulletin 6 as the underlying collateral had similar characteristics. As SOP 03-3 was adopted by the Company for our fiscal year beginning October 1, 2005, we have begun aggregating portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	Same issuer/originator

•	Same underlying credit quality

•	Similar geographic distribution of the accounts

•	Similar age of the receivable and

•	Same type of asset class (credit cards, telecom etc.)
After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collectionsand the timing thereof, the following variables are analyzed and factored into our original estimates:
•	The number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;
•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of days since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	Jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.
     We will obtain and utilize as appropriate input from our third party collection agencies and attorneys, as further evidentiary matter, to assist us in developing collection strategies and in modeling the expected cash flows for a given portfolio.
     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.
Results of Operations
     The six-month period ended March 31, 2007, compared to the six-month period ended March 31, 2006
     Finance income. During the six-month period ended March 31, 2007, finance income increased $12.2 million or 27.1% to $57.3 million from $45.1 million for the six-month period ended March 31, 2006. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six-months ended March 31, 2007, as compared to the same prior year period, including the purchase of a portfolio with a face value of $6.9 billion (the “Portfolio Purchase”), coupled with revenue recognized by adjustments to accretable yields on certain portfolios. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. The average outstanding accounts increased from $205.0 million for the six month period ended March 31, 2006 compared to $410.5 million for the same period of 2007. During the six-months ended March 31, 2007, we acquired receivables at a cost of $386.7 million as compared to $121.2 million during the six- months ended March 31, 2006 and for year ended September 30, 2006, we acquired receivables at a cost of $200.2 million as compared to $126.0 million for the year ended September 30, 2005. During the six-month period ended March 31, 2007, the commissions and fees associated with gross collections from our third-party collection agencies and attorneys increased $14.5 million or 33.5% to $57.7 million from $43.2 million for the six-month period ended March 31, 2006. The increase is indicative of a shift to the suit strategy implemented by the Company, as well as growth attributable to portfolio acquisitions. While the dollar value has increased, the percentage has decreased during the six-month period ended March 31, 2007. This percentage decrease reflects slightly lower rates changed by our servicers based on the current mix of collections. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will rise. However, commissions and fees should stabilize in the range of 30% to 32% of gross collections exclusive of court costs, based upon the current mix of the portfolio make up. During the six months ended March 31, 2007, the Company had adjusted accretable yield reclassifications of $7.9 million. Finance income related to this accretable yield reclassification in the six month period ended March 31, 2007 was approximately $4.4 million. Collections with regard to the Portfolio Purchase during the second quarter of 2007, were $12.3 million in the second quarter of fiscal year 2007 and finance revenue earned was $2.6 million.

We expect it to increase next quarter as we owned the portfolio for approximately one month of the most recent quarter.
     Other income. Other income of $459,000 for the six month period ended March 31, 2007 includes interest income from banks and other loan instruments.
     Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the income was $975,000 during the six months ended March 31, 2007. The Company has received approximately $5.3 million from the inception of the venture through March 31, 2007 in cash distributions from the venture and an additional $300,000 through May 6, 2007 as returns of its investment.
     General and Administrative Expenses. During the six-month period ended March 31, 2007, general and administrative expenses increased $2.1 million, or 23.6% to $10.9 million from $8.8 million for the six-months ended March 31, 2006, and represented 58.5% of total expenses (excluding income taxes) for the six months ended March 31, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the six-month period ended March 31, 2007, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the six-months ended March 31, 2007, as compared to the same prior year period with the average balance increasing 95.0%. A majority of the increased costs were from collection expenses including printing, postage and delivery costs, salary and related benefits, telephone charges, offset by reduced professional fees, as work related to contracts and other legal matters has been brought in–house.
     Interest Expense. During the six-month period ended March 31, 2007, interest expense increased to $5.3 million from $2.0 million in the same prior year period and represented 28.5% of total expenses (excluding income taxes) for the six-month period ended March 31, 2007. The increase was due to an increase in average outstanding borrowings coupled with a slightly higher interest during the six-month period ended March 31, 2007, as compared to the same period in the prior year. The average balance increased from $50.6 million for the six month period ended March 31, 2006 to $144.2 million for the same period of fiscal year 2007. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation.
The three-month period ended March 31, 2007, compared to the three-month period ended March 31, 2006
     Finance income. During the three-month period ended March 31, 2007, finance income increased $7.5 million or 30.3% to $32.4 million from $24.8 million for the three-month period ended March 31, 2006. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the six and three-month periods ended March 31, 2007, as compared to the same prior year periods, coupled with revenue recognized by adjustments to accretable yields on certain portfolios. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. During the second quarter, the Company had adjusted accretable yield reclassifications of $7.9 million. Finance income related to this accretable yield reclassification in the three month period ended March 31, 2007 was approximately $4.4 million. Income from the Portfolio Purchase was $2.6 million and we expect it to increase next quarter as we owned the Portfolio Purchase for approximately one month of the most recent quarter.
     The average balance outstanding of the consumer receivables acquired for liquidation for the quarter ended March 31, 2007 was $424.7 million, an increase of $181.5 million from $243.2 million for the second quarter of 2006. During the three months ended March 31, 2007, we acquired receivables at a cost of $324.4 million, as compared to $18.8 million during the three months ended March 31, 2006. During the three-month period ended March 31, 2007, the commissions and fees associated with gross collections from our third-party collection agencies and attorneys increased $6.3 million, to $30.0 million from $23.7 million for the three-month period ended March 31, 2006.
     Other income. Other income of $255,000 for the three month period ended March 31, 2007 includes interest income from banks and other loan instruments.
     Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the income was $475,000 during the three month period ended March 31, 2007. The Company has received approximately $825,000 during the three month period ended March 31, 2007 in cash distributions from the venture and an additional $300,000 through May 6, 2007 as returns of its investment.

     General and Administrative Expenses. During the three-month period ended March 31, 2007, general and administrative expenses increased $0.9 million, or 19.4% to $5.8 million from $4.8 million for the three-months ended March 31, 2006 and represented 48.3%of total expenses (excluding income taxes) for the three months ended March 31, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended March 31, 2007, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average outstanding accounts acquired for liquidation during the three-months ended March 31, 2007, as compared to the same prior year period. A majority of the increased costs were from collection expenses including printing, delivery, data processing costs, salaries and related benefits and telephone charges, slightly offset by lower professional fees and postage charges for the quarter.
     Interest Expense. During the three-month period ended March 31, 2007, interest expense increased to $3.8 million from $1.3 million in the same period of the prior year and represented 31.5 % of total expenses (excluding income taxes) for the three-month period ended March 31, 2007. The increase was due to an increase in average outstanding borrowings coupled with a higher interest rate during the three-month period ended March 31, 2007, as compared to the same period in the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation. The average balance outstanding for the three month period ended March 31, 2007 was $209.1 million compared to $60.5 million for the same period of the prior year.
Liquidity and Capital Resources
          Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. We maintain a $175 million line of credit for portfolio purchases, with an expandable feature which allows the Company the ability to increase the line to $225 million with consent of the banks. As of March 31, 2007, there was $160.4 million outstanding balance under this facility. Although we are within the borrowing limits of the this facility, there are certain restrictions in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30. 2007 the Company signed the Third Amendment to Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amends certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate, to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision.
          In March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), an indirect wholly-owned subsidiary of the Company, closed on its definitive agreement to purchase a portfolio of approximately $6.9 billion in face value receivables for a purchase price of $300 million plus 20% of net payments after we recover 150% of the purchase price plus our cost of funds. The portfolio is made up of predominantly credit card accounts and includes accounts in collection litigation and accounts as to which the sellers have been awarded judgments and other traditional charge-offs. The Company originally paid a $60 million deposit upon execution of the contract on February 5, 2007 and funded an additional deposit of $15 million on February 16, 2007 fully using its existing credit facility, as modified on that date.
     The remaining $225 million was paid in full on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with a major financial institution as the funding source, and consists of debt with full recourse only to Palisades XVI, bearing an interest rate of approximately 170 basis points over LIBOR. The term of the agreement is three years. All proceeds received as a result of the net collections from this portfolio are to be applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The portfolio will be serviced by Palisades Collection LLC, a wholly own subsidiary of the company, which has engaged a subservicer for the portfolio. As of March 31, 2007, there was a $216.8 million outstanding balance under this facility.
     As of March 31, 2007, our cash and cash equivalents decreased $1.0 million to $6.8 million from $7.8 million at September 30, 2006. The decrease in cash and cash equivalents during the six month period ended March 31, 2007, was due to an increase in consumer receivable purchases, higher dividend and interest payments offset by cash distributions from the venture and collections on other investments during the six months ended March 31, 2007, as compared to the same period in the prior year.
     Net cash provided by operating activities was $19.3 million during the six months ended March 31, 2007, compared to net cash provided by operating activities of $24.0 million during the six months ended March 31, 2006. The decrease in net cash provided by operating activities was primarily due to the increase in income tax estimate payments, an increase in other assets and amounts due from third party collection agencies and attorneys and a small decrease in other liabilities. Net cash used in investing activities was $310.0 million during the six months ended March 31, 2007, compared to net cash used by investing activities of $66.1 million during the six months ended March 31, 2006. The increase in net cash used by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the six months ended March 31, 2007, including the Portfolio Purchase of $6.9 billion of face value consumer receivables at a cost of approximately $300 million. Net cash provided by financing activities was $289.7 million during the six month period ended March 31, 2007, as compared to $42.0 million in the prior period. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under our line of credit and our new Receivable Financing Agreement to finance the Portfolio Purchase, previously discussed under investing activities.
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
     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the six months ended March 31, 2007, we acquired consumer receivable portfolios at a cost of approximately $386.7 million. These acquisitions were financed with our credit facility, our new Receivable Financing Agreement and cash flows from operating activities.
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

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following:

	For the Six Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	345,798,000	40,884,000	386,682,000
Net cash collections from collection of consumer receivables acquired for liquidation	(102,015,000)	(2,089,000)	(104,104,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(26,754,000)	(4,247,000)	(31,001,000)
Transfer to cost recovery(1)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized	56,007,000	1,287,000	57,294,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43.5%	20.3%	42.4%

	For the Six Months Ended March 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$172,636,000	$91,000	$172,727,000
Acquisitions of receivable portfolios, net	121,188,000	—	121,188,000
Net cash collections from collection of consumer receivables acquired for liquidation	(73,470,000)	(2,022,000)	(75,492,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(26,071,000)	(235,000)	(26,306,000)
Transferred to cost recovery	(529,000)	529,000	—
Finance income recognized	43,067,000	2,022,000	45,089,000

Balance, end of period	$236,821,000	$385,000	$237,206,000

Finance income as a percentage of collections	43.3%	89.6%	44.3%

(1) Represents a portfolio acquired during the three months ended December 31, 2006 which the Company is presently negotiating to return to the seller.

	For the Three Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$281,852,000	$3,671,000	$285,523,000
Acquisitions of receivable portfolios, net	288,224,000	36,191,000	324,415,000
Net cash collections from collections of consumer receivables acquired for liquidation	(60,765,000)	(1,461,000)	(62,226,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(11,825,000)	(2,094,000)	(13,919,000)
Transfer to cost recovery(1)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized	31,749,000	604,000	32,353,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43.7%	17.0%	42.5%

	For the Three Months Ended March 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$248,758,000	$425,000	$249,183,000
Acquisitions of receivable portfolios, net	18,783,000	—	18,783,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,408.000)	(849,000)	(43,257,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(12,332,000)	—	(12,332,000)
Finance income recognized	24,020,000	809,000	24,829,000

Balance, end of period	$236,821,000	$385,000	$237,206,000

Finance income as a percentage of collections	43.9%	95.3%	44.7%
(1)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company is presently negotiating to return to the seller.

Additional Supplementary Information:
     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the six months ended March 31, 2007, we purchased portfolios with an aggregate purchase price of $386.7 million with a face value of $9.8 billion.
     Prior to October 1, 2005, we accounted for our investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, we adopted and began to account for its investment in finance receivables using the interest method under the guidance of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” Practice Bulletin 6 was amended by SOP 03-3 as described further. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is earned based on each static pool’s effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly.
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2007	$31,001,000	$14,514,000
Three months ended March 31, 2007	$13,919,000	$5,555,000

Six months ended March 31, 2006	$26,306,000	$14,246,000
Three months ended March 31, 2006	$12,332,000	$7,794,000

Portfolio Performance (1)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$95,091,000	$0	$95,091,000	146%
2002	36,557,000	52,132,000	$0	52,132,000	143%
2003	115,626,000	185,715,000	11,474,000	197,189,000	171%
2004	103,743,000	150,188,000	14,098,000	164,286,000	158%
2005	126,023,000	133,156,000	81,563,000	214,719,000	170%
2006	200,237,000	109,963,000	196,367,000	306,330,000	153%
2007	341,320,000	20,798,000	445,714,000	466,512,000	137%
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
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of the Company’s fiscal year that begins October 1, 2008. The Company believes that the statement, when adopted, will not impact the Company.
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
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures.
     During the three month period ended March 31, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
     There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on December 14, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its annual meeting on March 8, 2007. At that meeting, the following matter was voted on and received the votes indicated:

		Authority
Election of Directors	For	Withheld
Gary Stern	12,610,499	782,659
Arthur Stern	12,344,430	1,048,728
Herman Badillo	12,589,777	803,381
David Slackman	12,654,810	738,348
Edward Celano	12,607,724	785,424
Harvey Leibowitz	12,606,210	786,948
Alan Rivera	13,312,237	80,921
Louis A. Piccolo	13,312,737	80,421

Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits
10.1	Receivables Financing Agreement dated March 2, 2007

10.2	Third Amendment to Fourth Amended and Restated Loan Agreement dated March 30, 2007

10.3	Fourth Amendment to Fourth Amended and Restated Loan Agreement dated May 10, 2007

10.4	Subservicing Agreement dated March 2, 2007*

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)
Date: May 15, 2007	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Mitchell Cohen
Mitchell Cohen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)