Form 10-Q
period 2007-06-30
ASTA FUNDING INC
filed 2007-08-09
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-26906
ASTA FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3388607 (IRS Employer Identification No.)

210 SYLVAN AVE., ENGLEWOOD CLIFFS, NEW JERSEY (Address of principal executive offices)	07632 (Zip Code)
ISSUER’S TELEPHONE NUMBER: (201) 567-5648
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of August 6, 2007, the registrant had 13,913,158 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS

Cash	$20,638,000	$7,826,000
Consumer receivables acquired for liquidation, (at net realizable value)	539,703,000	257,275,000
Due from third party collection agencies and attorneys	5,069,000	3,062,000
Investment in venture	3,514,000	5,965,000
Furniture and equipment, net	1,067,000	1,101,000
Deferred income taxes	12,576,000	7,577,000
Other assets	4,801,000	5,034,000

Total assets	$587,368,000	$287,840,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$344,688,000	$82,811,000
Other liabilities	4,706,000	4,338,000
Dividends payable	557,000	6,052,000
Income taxes payable	12,746,000	10,377,000

Total liabilities	362,697,000	103,578,000

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 13,913,158 at June 30, 2007 and 13,755,157 at September 30, 2006	138,000	138,000
Additional paid-in capital	64,690,000	61,803,000
Retained earnings	159,843,000	122,321,000

Total stockholders’ equity	224,671,000	184,262,000

Total liabilities and stockholders’ equity	$587,368,000	$287,840,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Finance income, net	$38,845,000	$26,090,000	$96,139,000	$71,179,000
Other income	43,000	336,000	502,000	336,000
Equity in earnings in venture	50,000	—	1,025,000	—

	38,938,000	26,426,000	97,666,000	71,515,000

Expenses:
General and administrative	6,510,000	4,692,000	17,388,000	13,492,000
Interest	6,651,000	1,249,000	11,949,000	3,214,000
Impairments	—	675,000	2,412,000	675,000

	13,161,000	6,616,000	31,749,000	17,381,000

Income before income taxes	25,777,000	19,810,000	65,917,000	54,134,000

Income tax expense	10,469,000	8,030,000	26,731,000	21,939,000

Net income	$15,308,000	$11,780,000	$39,186,000	$32,195,000

Net income per share:

Basic	$1.10	$0.86	$2.84	$2.37

Diluted	$1.03	$0.80	$2.67	$2.20

Weighted average number of shares outstanding:

Basic	13,907,554	13,628,776	13,794,877	13,611,915

Diluted	14,819,926	14,639,432	14,677,258	14,604,678

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, September 30, 2006	13,755,157	$138,000	$61,803,000	$122,321,000	$184,262,000
Exercise of options	90,001	—	1,254,000	—	1,254,000
Restricted stock granted	68,000
Stock based compensation expense			953,000		953,000
Excess tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			680,000		680,000
Dividends declared	—	—	—	(1,664,000)	(1,664,000)
Net income	—	—	—	39,186,000	39,186,000

Balance, June 30, 2007	13,913,158	$138,000	$64,690,000	$159,843,000	$224,671,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net income	$39,186,000	$32,195,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	439,000	382,000
Deferred income taxes	(4,999,000)
Impairments of consumer receivables acquired for liquidation	2,412,000	675,000
Stock based compensation	953,000	105,000
Other	(209,000)

Changes in:
Income taxes payable	2,369,000	(474,000)
Due from third party collection agencies and attorneys	(2,007,000)	(313,000)
Other assets	(17,000)	(133,000)
Other investments	(2,471,000)
Other liabilities	(531,000)	(1,082,000)

Net cash provided by operating activities	35,125,000	31,355,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(402,316,000)	(155,361,000)
Principal collected on receivables acquired for liquidation	94,921,000	72,569,000
Principal collected on receivable accounts represented by account sales	22,555,000	18,805,000
Cash distribution from venture	2,450,000	—
Purchase of other investments	(5,777,000)
Collections on other investments	9,357,000
Acquisition of businesses, net of cash acquired	—	(1,406,000)
Capital expenditures	(155,000)	(338,000)

Net cash used in investing activities	(278,965,000)	(65,731,000)

Cash flows from financing activities:
Proceeds from exercise of options	1,254,000	590,000
Excess tax benefit arising from exercise of non-qualified options and Vesting of restricted stock	680,000	—
Dividends paid	(7,159,000)	(1,565,000)
Advances under lines of credit, net	261,877,000	36,002,000

Net cash provided by financing activities	256,652,000	35,027,000

Increase in cash	12,812,000	651,000
Cash at the beginning of period	7,826,000	4,059,000

Cash at end of period	$20,638,000	$4,710,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest	$9,121,000	$3,132,000
Income taxes	$28,655,000	$22,322,000
See accompanying notes to condensed consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Business and Basis of Presentation
Business
          Asta Funding, Inc., together with its wholly owned subsidiaries, is engaged in the business of purchasing, managing and servicing non-performing and distressed consumer receivables. Non-performing consumer receivables are the obligations of individuals that have incurred credit impairment either at the time the obligation was originated or subsequent to origination. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® , other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. We acquire these portfolios at substantial discounts from their contractual amounts based on certain characteristics (issuer, average account size, debtor location and age of debt) of the underlying accounts of each portfolio.
Basis of Presentation
     The condensed consolidated balance sheets as of June 30, 2007, and the consolidated balance sheets as of September 30, 2006, (the September 30, 2006 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K) the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2007 and 2006, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2007 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2007 and 2006, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2007 and September 30, 2006, the results of operations for the nine and three month periods ended June 30, 2007 and 2006 and cash flows for the nine month periods ended June 30, 2007 and 2006 have been made. The results of operations for the nine and three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
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
Recent Accounting Pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that the statement, when adopted, will not impact the Company.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.
Reclassification
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
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. No impairments were recorded in the three month period ended June 30, 2007. Impairments on three portfolios of receivables totaling approximately $2.4 million were recorded in the second quarter of fiscal year 2007. For the three and nine month periods ended June 30, 2006 the Company recorded an impairment on one portfolio of $675,000. Income on finance receivables is earned based on each static pool’s effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
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
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly we did not aggregate such loans under Practice Bulletin 6 as the underlying collateral had similar characteristics. After SOP 03-3 was adopted by the Company beginning with our fiscal year beginning October 1, 2005, we began to aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	Same issuer/originator;

•	Same underlying credit quality;

•	Similar geographic distribution of the accounts;

•	Similar age of the receivable; and

•	Same type of asset class (credit cards, telecom etc.)
We use a variety of qualitative and quantitative factors to estimate collections and the timing thereof. Our analysis includes the following variables:
•	The number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	number of days since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
•	Jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.
     We obtain and utilize as appropriate input from our third party collection agencies and attorneys, as further evidentiary matter, to assist us in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.
     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For The Nine Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	356,884,000	45,432,000	402,316,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(164,829,000)	(8,020,000)	(172,849,000)
Net cash collections represented by accounts sales of consumer receivables acquired for liquidation	(36,519,000)	(4,247,000)	(40,766,000)
Transfer to cost recovery (2)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized (3)	94,168,000	1,971,000	96,139,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	46.8%	16.1%	45.0%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company has successfully negotiated the return to the seller. The portfolio was returned on July 31, 2007.

(3)	Includes $11.1 million derived from fully amortized interest method pools.

	For The Nine Months Ended June 30, 2006
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$172,636,000	$91,000	$172,727,000
Acquisitions of receivable portfolios, net	155,361,000	—	155,361,000
Net cash collections from collections of consumer receivables acquired for liquidation	(116,464,000)	(2,820,000)	(119,284,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(43,034,000)	(235,000)	(43,269,000)
Transfer to cost recovery	(529,000)	529,000	—
Impairment	(675,000)	—	(675,000)
Finance income recognized (4)	68,415,000	2,764,000	71,179,000

Balance, end of period	$235,710,000	$329,000	$236,039,000

Revenue as a percentage of collections	42.9%	90.5%	43.8%

(4)	Includes $4.0 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For The Three Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$522,345,000	$41,389,000	$563,734,000
Acquisitions of receivable portfolios, net	11,086,000	4,548,000	15,634,000
Net cash collections from collections of consumer receivables acquired for liquidation (5)	(62,814,000)	(5,931,000)	(68,745,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(9,765,000)	—	(9,765,000)
Finance income recognized (6)	38,161,000	684,000	38,845,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	52.6%	11.5%	49.5%

(5)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(6)	Includes $5.6 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2006
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$236,821,000	$385,000	$237,206,000
Acquisitions of receivable portfolios, net	34,173,000	—	34,173,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,994,000)	(798,000)	(43,792,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(16,963,000)	—	(16,963,000)
Impairment	(675,000)	—	(675,000)
Finance income recognized (7)	25,348,000	742,000	26,090,000

Balance, end of period	$235,710,000	$329,000	$236,039,000

Revenue as a percentage of collections	42.3%	93.0%	42.9%

(7)	Includes $1.2 million derived from fully amortized interest method pools.
     As of June 30, 2007 the Company had $539,703,000 in consumer receivables acquired for liquidation, of which $499,013,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2007 (three months ending)	$10,793,000
September 30, 2008	176,700,000
September 30, 2009	153,283,000
September 30, 2010	121,320,000
September 30, 2011	63,513,000
September 30, 2012	1,595,000

527,204,000
Cash collections in advance of projected amounts (deferred revenue)	(28,191,000)

Total	$499,013,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of June 30, 2007. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine and three months ended June 30, 2007 and 2006 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Balance at beginning of period	$148,900,000*	$94,022,000

Income recognized on finance receivables, net	(94,168,000)	(68,415,000)
Additions representing expected revenue from purchases	135,224,000	85,252,000
Impairment	(423,000)	(600,000)
Reclassifications from nonaccretable difference	19,177,000	37,734,000*

Balance at end of period	$208,710,000	$147,993,000*

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Balance at beginning of period	$231,971,000*	$156,659,000*

Income recognized on finance receivables, net	(38,161,000)	(25,348,000)
Additions representing expected revenue from purchases	3,654,000	13,582,000
Impairment	—	(600,000)
Reclassifications from nonaccretable difference	11,246,000	3,700,000*

Balance at end of period	$208,710,000	$147,993,000*

*     As revised to reflect zero basis income recognized.
     During the nine months ended June 30, 2007, the Company purchased $10.2 billion of face value charged-off consumer receivables at a cost of $402.3 million. This includes a portfolio with an approximate value of $4.8 million that was recently returned to the seller at our original cost and put backs of purchased accounts returned to the seller totaling $5.5 million. During the three months ended June 30, 2007 the Company purchased $496.8 million of face value charged-off consumer receivables at a cost of $15.6 million. At June 30, 2007, the estimated remaining net collections on the receivables purchased in the nine months ended June 30, 2007 are $443.6 million.
     The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the nine and three month periods ended June 30, 2007 and 2006, respectively.

	For The Nine Months Ended June 30,
	2007	2006

Gross collections (1)	$304,692,000	$238,054,000

Commissions and fees (2)	91,077,000	75,501,000

Net collections	$213,615,000	$162,553,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For The Three Months Ended June 30,
	2007	2006

Gross collections (1)	$111,877,000	$93,022,000

Commissions and fees (2)	33,367,000	32,267,000

Net collections	$78,510,000	$60,755,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales. In addition, includes put backs of purchased accounts returned to the seller totaling $5.5 million in 2007.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs.
Note 4: Investment in venture
     In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the next 12 to 24 months. From its inception through June 30, 2007, the venture made distributions to the Company of $5,870,000. Subsequent to June 30, 2007 and through August 6, 2007, the venture distributed an additional $475,000 to the Company.
Note 5: Furniture and Equipment
     Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2007	2006
Furniture	$307,000	$307,000
Equipment	2,718,000	2,563,000

	3,025,000	2,870,000
Less accumulated depreciation	1,958,000	1,769,000

Balance, end of period	$1,067,000	$1,101,000

Note 6: Debt
      The Company has an agreement with a consortium of banks (“the Loan Agreement”) with a facility for borrowing $175 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The Loan Agreement, as amended, allows the Company a line of credit that bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase discussed below, and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The restated Loan Agreement, as amended, was signed on July 11, 2006 and has a term of three years, ending on July 11, 2009. The balance outstanding on June 30, 2007 and 2006 was $136.9 million and $65.3 million, respectively. The applicable rate at June 30, 2007 and 2006 was 8.25% and 7.75%, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 6: Debt — (continued)
     Additionally, in March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), an affiliate of the Company, borrowed approximately $227 million under a new Receivables Financing Agreement, as amended in July 2007, with a major financial institution, in order to purchase a portfolio of approximately $6.9 billion in face value receivables for a purchase price of $300 million (plus 20% of net payments after we recover 150% of our purchase price plus cost of funds). The debt is full recourse only to Palisades XVI, and bears an interest rate of approximately 170 basis points over LIBOR. The term of the agreement is three years. All proceeds received as a result of the net collections from this portfolio are applied to interest and principal of the underlying loan. The portfolio is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged a subservicer for the portfolio. As of June 30, 2007, the outstanding balance on this loan was approximately $207.8 million.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 7: Commitments and Contingencies — (continued)
Litigation
     In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these matters are material to our business and financial condition. As of August 7, 2007, we were not involved in any material litigation in which we were a defendant.
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
Impairments
     SOP 03-3 requires we account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. SOP 03-3 will make it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. Impairments of approximately $2.4 million were recorded in the second quarter of fiscal year 2007. No impairments were recorded in the third fiscal quarter of 2007. An impairment of $675,000 on one portfolio was recorded for the three and nine month periods ended June 30, 2006.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 8: Income Recognition and Impairments — (continued)
Our analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:
•	The type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. We have found that there are better states to try collect receivables and we factor in both good and bad states when establishing our initial cash flow expectations.

•	the average balance of the receivables influence our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more suitable for our suit strategy and thus yield better results over the longer term. As we have significant experience with both types of balances, we are able to factor these variables into our initial expected cash flows;

•	the age of the receivables, the number of days since charge-off, the number of days from charge-off, the payments, if any, since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process since, for example, older receivables might be more difficult to collect in amount and/or require more time to collect;

•	past history and performance of similar assets acquired. As we purchase portfolios of like assets, we have built significant history on the tendencies of debtor repayments and factor this into our initial expected cash flows; our ability to analyze accounts and resell accounts that meet our criteria;

•	our ability to analyze accounts and resell accounts that meet our criteria;

•	Jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the suit strategy and conversely, debtors without jobs or property are less likely to repay their obligation. While we believe that debtors with jobs or property are more likely to repay, we also believe that these debtors generally might take longer to repay and that is factored into our initial expected cash flows.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 9: Income Taxes
     Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, and (iii) venture income recognized on the equity method, all resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three and nine month periods ending June 30, 2007 and 2006, reflects income tax expense at an effective rate of 40.5%.
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
     The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2007 and 2006:

	Nine Months Ended June 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$39,186,000	13,794,877	$2.84	$32,195,000	13,611,915	$2.37

Effect of Dilutive Stock		882,381			992,763

Diluted	$39,186,000	14,677,258	$2.67	$32,195,000	14,604,678	$2.20

	Three Months Ended June 30,
	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$15,308,000	13,907,554	$1.10	$11,780,000	13,628,776	$0.86

Effect of Dilutive Stock		912,372			1,010,656

Diluted	$15,308,000	14,819,926	$1.03	$11,780,000	14,639,432	$0.80

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
     Effective September 30, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors under the Company’s stock option plans. In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 44 requires the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. The Company is required to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The accelerated options, absent the acceleration, would substantially have vested over the period October 1, 2005 through November 16, 2007. Such estimates are based on such factors such as historical and expected employee turnover rates

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock-Based Compensation — (continued)
and similar statistics. Of the 587,000 stock options that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 143,175 shares would not have vested at June 30, 2007, had it not been for the acceleration of the vesting of these shares. Of the 143,174 shares, 136,672, or 95.5%, are attributable to officers and directors of the Company, representing $1.3 million of the $1.4 million intrinsic value of the vested stock options. The Company is unable to estimate the number of stock options issued that employees will ultimately retain that otherwise would have been forfeited, absent the modification.
Based on the current circumstances, market price above the grant price, concentration of options awarded to officers and directors and low historical turnover rates, no compensation expense applicable to current officers and directors resulting from the new measurement date of the stock option issued prior to October 1, 2005 has been recognized through June 30, 2007. In December 2006, 18,000 stock options and 68,000 restricted shares were granted to directors, officers and other employees. The stock options and restricted shares vest over a twenty seven month period beginning December 2006. The first one third of the stock options and restricted shares vested on March 19, 2007 with the remaining vesting on the first and second anniversary dates of March 19, 2007. For the three and nine month period ended June 30, 2007, $185,000 and $953,000 of stock based compensation expense was recorded, respectively. See Note 12 — Stock Option Plans.
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
     The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 were available as of June 30, 2007. As of June 30, 2007, approximately 160 of the Company’s employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stock Option Plans — (continued)
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
     The following table summarizes stock option transactions under the plans:

	Nine Months Ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding options at the beginning of period	1,414,439	$9.4511	1,580,605	$9.1082
Options granted	18,000	28.7500	—	—
Options exercised	(90,001)	13.9446	(39,166)	15.0582
Options cancelled	—	—	(6,667)	22.3600

Outstanding options at the end of period	1,342,438	$9.4086	1,534,772	$8.8988

Exercisable options at the end of period	1,330,438	$9.2341	1,534,772	$8.8988

	Three Months Ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding options at the beginning of period	1,352,438	$9.3739	1,554,772	$9.0720
Options granted	—	—	—	—
Options exercised	(10,000)	4.7250	(13,333)	15.0582
Options cancelled	—	—	(6,667)	22.3600

Outstanding options at the end of period	1,342,438	$9.4086	1,534,772	$8.8988

Exercisable options at the end of period	1,330,438	$9.2341	1,534,772	$8.8988

The Company recognized $118,000 and $22,000 of compensation expense related to stock options granted during the nine and three month periods ended June 30, 2007. There was no compensation expense related to stock options during fiscal year 2006. As of June 30, 2007, there was $158,000 of unrecognized compensation cost related to unvested stock options.
The aggregate intrinsic value of the outstanding and exercisable options as of June 30, 2007 is $38.8 million.
The following table summarizes the intrinsic value of the stock options exercised during the nine and three month periods ended June 30, 2007 and 2006.

	2007	2006
Nine months ended June 30	$2,034,000	$761,000
Three months ended June 30	$355,000	$221,000

The following table summarizes information about the Plans outstanding options as of June 30, 2007:

	Options Exercisable			Options Outstanding
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range Of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$0.8125 — $2.8750	600,000	2.8	$2.0208	600,000	$2.0208
$2.8751 — $5.7500	106,667	5.3	4.7250	106,667	4.7250
$5.7501 — $8.6250	12,000	4.4	5.9600	12,000	5.9600
$14.3751 — $17.2500	223,611	6.4	15.0318	223,611	15.0318
$17.2501 — $20.1250	382,160	7.3	18.2217	382,160	18.2217
$28.7500 — $28.7500	18,000	9.5	28.7500	6,000	28.7500

	1,342,438	5.0	$9.4085	1,330,438	$9.2341

The following table summarizes information about restricted stock transactions:

		Weighted
	Nine Months	Average
	Ended	Grant Date
	June 30, 2007	Fair Value
Unvested at beginning of period	0	$0.00
Awards granted	68,000	$28.75
Vested	(22,667)	$28.75
Forfeited	0	$0.00

Unvested at end of period	45,333	$28.75

The Company recognized $835,000 and $162,000 of compensation expense related to the restricted stock awarded during the nine and three month periods ended June 30, 2007. There was no compensation expense related to restricted stock awards during fiscal year 2006. As of June 30, 2007 there was $1,120,000 of unrecognized compensation cost related to unvested restricted stock.
Note 13: Stockholders’ Equity
     For the nine months ended June 30, 2007, we declared dividends of $1,664,000. $556,000 was declared and accrued as of June 30, 2007 and paid August 1, 2007.

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
      CAUTIONS WITH RESPECT TO FORWARD LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our annual report on Form 10-K for the year ended September 30, 2006, and other reports filed with the Securities and Exchange Commission (“SEC”).
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
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly we did not aggregate such loans under Practice Bulletin 6 as the underlying collateral had similar characteristics. As SOP 03-3 was adopted by the Company for our fiscal year beginning October 1, 2005, we began aggregating portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

•	Same issuer/originator

•	Same underlying credit quality

•	Similar geographic distribution of the accounts

•	Similar age of the receivable and

•	Same type of asset class (credit cards, telecom etc.)

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:
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
Results of Operations
The nine-month period ended June 30, 2007, compared to the nine-month period ended June 30, 2006
     Finance income. During the nine-month period ended June 30, 2007, finance income increased $24.9 million or 35.0% to $96.1 million from $71.2 million for the nine-month period ended June 30, 2006. The increase in finance income primarily resulted from an increase in the average outstanding level of consumer receivable accounts acquired for liquidation during the nine-month period ended June 30, 2007, as compared to the same prior year period, coupled with the effect of adjustments to accretable yields on certain portfolios. The average level of consumer receivables acquired for liquidation increased from $204.4 million for the nine month period ended June 30, 2006 to $398.5 for the same period in 2007. During the nine-month period ended June 30, 2007, we acquired consumer receivable portfolios at a cost of $402.3 million as compared to $155.4 million during the nine-month period ended June 30, 2006.The acquired portfolios in 2007 include a portfolio with a cost of approximately $4.7 million that has been returned to the seller for the same purchase value. The return was completed on July 31, 2007. During the nine-month period ended June 30, 2007, commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $15.6 million, or 20.6% to $91.1 million from $75.5 million for the nine month period ended June 30, 2006. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs by our legal network. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, we anticipate these costs will rise; however the contingency fees should stabilize in the range of 30% to 32% of gross collections based upon the current mix of portfolios.
     Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates from our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue, we adjusted our accretable yields by $8.0 million and $33.7 million for the nine month periods ended June 30, 2007 and 2006, respectively . Finance income related to the accretable yield reclassifications during the nine month period ended June 30, 2007 was approximately $6.7 million. While our expectations on our third quarter purchases are lower than in the prior period, they still fit our investment criteria. Income recognized from fully amortized portfolios (zero based revenue) was $11.1 million and $4.0 million for the nine month periods ended June 30, 2007 and 2006, respectively. Collections with regard to the $6.9 billion face value portfolio purchased in the second quarter of fiscal year 2007, (the “Portfolio Purchase”) were $34.4 million through June 30, 2007, which includes approximately $5.5 million of accounts returned to the seller, and finance income earned was $11.4 million.
     Other income. Other income of $502,000 for the nine month period ended June 30, 2007 includes interest income from banks and other loan instruments.
     Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the income was $1,025,000 during the nine months ended June 30, 2007. The Company has received approximately $5.9 million in cash distributions from the inception of the venture through June 30, 2007. Subsequent to June 30, 2007, and through August 6, 2007 an additional $475,000 has been received by the Company.
     General and Administrative Expenses. During the nine-month period ended June 30, 2007, general and administrative expenses increased $3.9 million or 28.9% to $17.4 million from $13.5 million for the nine-month period ended June 30, 2006, and represented 54.8% of total expenses (excluding income taxes) for the nine-month period ended June 30, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the nine-month period ended June 30, 2007, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average number of accounts acquired for liquidation, primarily due to the Portfolio Purchase in the second quarter of 2007. A majority of the increased costs were from collection expenses including court costs, salaries, payroll taxes and benefits, professional fees, telephone charges and travel costs as we are visiting our third party collection agencies and attorneys on a more frequent basis for financial and operational audits. In addition, due to the Portfolio Purchase in the second quarter of 2007, postage costs increased by approximately 11% due to the mailing program to notify debtors of the new ownership of their accounts.
     Interest Expense. During the nine-month period ended June 30, 2007, interest expense increased to $11.9 million from $3.2 million in the same prior year period and represented 37.6% of total expenses (excluding income taxes) for the nine-month period ended June 30, 2007. The increase was due to an increase in average outstanding borrowings under our line of credit during the nine-month period ended June 30, 2007, as compared to the same period in the prior year coupled with higher interest rates during the nine month period ended June 30, 2007. The average rate for the nine month period ended June 30, 2007 was 7.23% as compared to 6.86% for the same period of the prior year. The average outstanding borrowings increased from $47.3 million to $213.7 million for the nine month periods ended June 30, 2006 and 2007, respectively. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the nine months ended June 30, 2007, as compared to the same period last year, including the Portfolio Purchase.
     Impairment. Net impairments of $2,412,000 were recorded by the Company during the second quarter of fiscal year 2007 and represented 7.6% of total expenses (excluding income taxes) for the nine month period ended June 30, 2007. Based on lower than expected cash collections on certain portfolios, and reduced forward expectations, we concluded that an impairment charge should be recorded. An impairment charge of $675,000 was recorded in the third fiscal quarter of the prior year.
The three-month period ended June 30, 2007 as compared to the three month period ended June 30, 2006
     Finance income. During the three-month period ended June 30, 2007, finance income increased $12.8 million or 48.9% to $38.9 million from $26.1 million for the three-month period ended June 30, 2006. The increase in finance income primarily resulted from an increase in the average outstanding level of consumer receivable accounts acquired for liquidation during the three month period ended June 30, 2007, as compared to the same prior year period, coupled with the effect of adjustments to accretable yields on certain portfolios. Income recognized from fully amortized portfolios (zero based revenue) was $5.6 million and $1.2 million for the three month periods ended June 30, 2007 and 2006, respectively.
     Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates from our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projection. As we believe these improved liquidation rates will continue, we adjusted our accretable yields by $5.7 million and $2.5 million for the three month periods ended June 30, 2007 and 2006, respectively . Finance income related to the accretable yield reclassifications during the three month period ended June 30, 2007 was approximately $2.3 million. Collections with regard to the Portfolio Purchase in the second quarter of fiscal year 2007, were $22.2 million, which includes approximately $5.5 million of accounts returned to the seller in the third quarter of fiscal 2007, and finance income earned was $8.8 million.
     The average level of consumer receivables acquired for liquidation increased from $236.6 million for the three month period ended June 30, 2006 to $551.7 million for the same period in 2007. During the three month period ended June 30, 2007, we acquired consumer receivable portfolios at a cost of $15.6 million as compared to $34.2 million during the three month period ended June 30,

2006. While our expectations on our third quarter purchases are lower than in the prior period, they still fit our investment criteria. During the three-month period ended June 30, 2007, commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $1.1 million, or 3.4% to $33.4 million from $32.3 million for the three month period ended June 30, 2005.
     Other income. Other income of $43,000 for the three month period ended June 30, 2007 includes interest income from banks and other loan instruments.
     Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the income was $50,000 during the three months ended June 30, 2007. The Company has received approximately $5.9 million in cash distributions from the inception of the venture through June 30, 2007. Subsequent to June 30, 2007, and through August 6, 2007 an additional $475,000 has been received by the Company.
     General and Administrative Expenses. During the three-month period ended June 30, 2007, general and administrative expenses increased $1.8 million or 38.8% to $6.5 million from $4.7 million for the three-month period ended June 30, 2006, and represented 49.5% of total expenses (excluding income taxes) for the current three-month period. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended June 30, 2007, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in the average number of accounts acquired for liquidation during the three-month period ended June 30, 2007, as compared to the same prior year period. A majority of the increased costs were from collection expenses including salaries, payroll taxes and benefits, professional fees and telephone charges. In addition, postage costs associated with the Portfolio Purchase increased significantly due to the mailing program to notify the debtor of the new ownership of the account.
     Interest Expense. During the three-month period ended June 30, 2007, interest expense increased $5.4 million to $6.7 million from $1.3 million in the same prior year period and represented 50.5% of total expenses (excluding income taxes) for the three-month period ended June 30, 2007. The increase was due to an increase in average outstanding borrowings under our line of credit during the three-month period ended June 30, 2007, coupled with a slightly higher interest rate, as compared to the same period in the prior year. The average outstanding borrowing increased to $360.1 million for the three month period ended June 30, 2006, from $68.6 million for the three month period ended June 30, 2006. The average interest rate for the three month period ended June 30, 2007 was 7.3% as compared to 7.2% in the same period of the prior year. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during fiscal 2007 including the Portfolio Purchase of face value $6.9 billion in the second fiscal quarter of 2007.
     Impairment. No impairments were recorded in the three month period ended June 30, 2007. A net impairment of $675,000 was recorded by the Company during the third quarter of fiscal year 2006 and represented 10.2% of total expenses (excluding income taxes) for the three month period ended June 30, 2006. Based on lower than expected cash collections on a certain portfolio, and reduced forward expectations, we concluded that an impairment charge should be recorded.
Liquidity and Capital Resources
     Our primary sources of cash from operations include payments on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. We maintain a $175 million line of credit for portfolio purchases, with an expandable feature which allows the Company the ability to increase the line to $225 million with consent of the banks. As of June 30, 2007, there was a $136.9 million outstanding balance under this facility. Although we are within the borrowing limits of the this facility, there are certain restrictions in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30. 2007 the Company signed the Third Amendment to Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amended certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate, to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amends certain terms of the Credit Agreement whereby the parties agreed to further amend the definition of the Borrowing Base and increase the advance rates on portfolio purchases allowing the Company more borrowing availability.
     In March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), an indirect wholly-owned subsidiary of the Company purchased a portfolio of approximately $6.9 billion in face value receivables for a purchase price of $300 million plus 20% of net payments after we recover 150% of the purchase price plus our cost of funds. The portfolio is made up of predominantly credit card accounts and includes accounts in collection litigation and accounts as to which the sellers have been awarded judgments and other traditional charge-offs. The Company paid a deposit of $75 million, fully using its existing credit facility, as modified in February 2007.
     The remaining $225 million was paid on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with a major financial institution as the funding source, and consists of debt with full recourse only to Palisades XVI, bearing an interest rate of approximately 170 basis points over LIBOR. The term of the agreement is three years. All proceeds received as a result of the net collections from this portfolio are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The portfolio is serviced by Palisades Collection LLC, a wholly own subsidiary of the company, which has engaged a subservicer for the portfolio. As of June 30, 2007, there was a $207.8 million outstanding balance under this facility.
     As of June 30, 2007, our cash and cash equivalents increased $12.8 million to $20.6 million from $7.8 million at September 30, 2006. The increase in cash and cash equivalents during the nine month period ended June 30, 2007, was due to an increase in net income for the period , an increase in cash flows from financing activities slightly offset by consumer receivable purchases, higher dividend and interest payments offset by cash distributions from the venture and collections on other investments during the nine months ended June 30, 2007, as compared to the same period in the prior year.
     Net cash provided by operating activities was $35.1 million during the nine months ended June 30, 2007, compared to net cash provided by operating activities of $31.4 million during the nine months ended June 30, 2006. The increase in net cash provided by operating activities was primarily due to the increase in net income, a decrease in the investment in venture, an increase in income taxes payable offset by an increase in amounts due from third party collection agencies and attorneys, and an increase in deferred income taxes. Net cash used in investing activities was $279.0 million during the nine months ended June 30, 2007, compared to net cash used by investing activities of $65.7 million during the nine months ended June 30, 2006. The increase in net cash used by investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation during the nine months ended June 30, 2007, including the Portfolio Purchase of $6.9 billion of face value consumer receivables at a cost of approximately $300 million. Net cash provided by financing activities was $256.7 million during the nine month period ended June 30, 2007, as compared to cash provided by financing activities of $35.0 million in the prior period. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under our line of credit and our new Receivable Financing Agreement to finance the Portfolio Purchase.
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
     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the nine-month period ended June 30, 2007, we acquired consumer receivable portfolios at a cost of approximately $402.3 million. These acquisitions were financed with our cash flows from operating activities and primarily with our existing and new credit facilities.
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

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For The Nine Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	356,884,000	45,432,000	402,316,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(164,829,000)	(8,020,000)	(172,849,000)
Net cash collections represented by accounts sales of consumer receivables acquired for liquidation	(36,519,000)	(4,247,000)	(40,766,000)
Transfer to cost recovery (2)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized (3)	94,168,000	1,971,000	96,139,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	46.8%	16.1%	45.0%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company has successfully negotiated the return to the seller. The portfolio was returned on July 31, 2007.

(3)	Includes $11.1 million derived from fully amortized interest method pools.

	For The Nine Months Ended June 30, 2006
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$172,636,000	$91,000	$172,727,000
Acquisitions of receivable portfolios, net	155,361,000	—	155,361,000
Net cash collections from collections of consumer receivables acquired for liquidation	(116,464,000)	(2,820,000)	(119,284,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(43,034,000)	(235,000)	(43,269,000)
Transfer to cost recovery	(529,000)	529,000	—
Impairment	(675,000)	—	(675,000)
Finance income recognized (4)	68,415,000	2,764,000	71,179,000

Balance, end of period	$235,710,000	$329,000	$236,039,000

Revenue as a percentage of collections	42.9%	90.5%	43.8%

(4)	Includes $4.0 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$522,345,000	$41,389,000	$563,734,000
Acquisitions of receivable portfolios, net	11,086,000	4,548,000	15,634,000
Net cash collections from collections of consumer receivables acquired for liquidation (5)	(62,814,000)	(5,931,000)	(68,745,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(9,765,000)	—	(9,765,000)
Finance income recognized (6)	38,161,000	684,000	38,845,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	52.6%	11.5%	49.5%

(5)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(6)	Includes $5.6 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2006
		Cost
	Interest	Recovery
	Method	Method	Total

Balance, beginning of period	$236,821,000	$385,000	$237,206,000
Acquisitions of receivable portfolios, net	34,173,000	—	34,173,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,994,000)	(798,000)	(43,792,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(16,963,000)	—	(16,963,000)
Impairment	(675,000)	—	(675,000)
Finance income recognized (7)	25,348,000	742,000	26,090,000

Balance, end of period	$235,710,000	$329,000	$236,039,000

Revenue as a percentage of collections	42.3%	93.0%	42.9%

(7)	Includes $1.2 million derived from fully amortized interest method pools.
Additional Supplementary Information:
     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the nine months ended June 30, 2007, we purchased portfolios with an aggregate purchase price of $402.3 million with a face value of $10.2 billion.
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

COLLECTIONS REPRESENTED BY ACCOUNT SALES

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned

Nine months ended June 30, 2007	$40,766,000	$18,211,000
Three months ended June 30, 2007	$9,765,000	$3,697,000

Nine months ended June 30, 2006	$43,269,000	$24,464,000
Three months ended June 30, 2006	$16,963,000	$10,218,000
PORTFOLIO PERFORMANCE (1)

		Net
		Cash			Total estimated
		Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price

2001	$65,120,000	$95,243,000	$0	$95,243,000	146%
2002	36,557,000	52,266,000	0	52,266,000	143%
2003	115,626,000	190,895,000	9,476,000	200,371,000	173%
2004	103,743,000	156,118,000	8,168,000	164,286,000	158%
2005	126,023,000	146,163,000	70,858,000	217,021,000	172%
2006	200,237,000	133,271,000	175,642,000	308,913,000	154%
2007	356,884,000	45,230,000	443,579,000	488,809,000	137%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that the statement, when adopted, will not impact the Company.
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
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.

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
ITEM 4. CONTROLS AND PROCEDURES
     a. Disclosure Controls and Procedures.
     During the three month period ended June 30, 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons; by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
ITEM 1A. RISK FACTORS
     There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits
10.1	Fifth Amended to the Fourth Amended and Restated Loan Agreement dated June 26, 2006

10.2	Amendment to Receivables Financing Agreement Dated July 2, 2007

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)
Date: August 9, 2007	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Mitchell Cohen
Mitchell Cohen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)