Form 10-K
period 2007-09-30
ASTA FUNDING INC
filed 2007-12-28
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-26906

ASTA FUNDING, INC.
(Exact Name of Registrant Specified in its Charter)

Delaware	22-3388607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

210 Sylvan Avenue, Englewood Cliffs, NJ	07632 (Zip Code	)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (201) 567-5648

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $456,419,000, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 26, 2007, the registrant had 13,918,158 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information called for by Part III of this Form 10-K is incorporated by reference from the Company’s Proxy Statement to be filed with the Commission on or before January 28, 2008.

FORM 10-K

Caution Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described below under “Risk Factors” and “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. “ Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us”, “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.

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

If we elect to outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management either will move certain receivables from one third-party collection agency or attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections or it will sell the portfolio. Additionally, we have a collection center, which currently employs approximately 65 staff, including senior management and has the capacity for more than 100 employees. These employees assist us in monitoring our third-party collection agencies and attorneys, and give us greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

We acquire portfolios through a combination of internally generated cash flow and bank debt. In the past, on certain large portfolio acquisitions we have partnered with a large financial institution in which we shared in the finance income generated from the collections on the portfolios.

For the years ended September 30, 2007, 2006 and 2005, our finance income was approximately $138.4 million, $101.0 million and $69.5 million, respectively, and our net income was approximately $52.9 million, $45.8 million and $31.0 million, respectively. During these same years our net cash collections were approximately $281.8 million, $214.5 million and $168.9 million, respectively.

We were formed in 1994 as an affiliate of Asta Group, Incorporated, an entity owned by Arthur Stern, our Chairman of the Board and an Executive Vice President, Gary Stern, our President and Chief Executive Officer, and other members of the Stern family, to purchase, at a small discount to face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we decided to capitalize on our management’s more than 40 years of experience and expertise in acquiring and managing consumer receivable portfolios for Asta Group. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of Asta Group and a partner, purchased our first significant consumer receivable portfolio. Since then, Asta Group ceased acquiring consumer receivable portfolios and, accordingly, does not compete with us.

Industry Overview

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is a growing industry that is driven by:

•	increasing levels of consumer debt;

•	increasing defaults of the underlying receivables; and

•	increasing utilization of third-party providers to collect such receivables.

We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

Our primary objective is to utilize our management’s experience and expertise to effectively grow our business by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategy includes:

•	managing the collection and servicing of our consumer receivable portfolios, including outsourcing a majority of those activities to maintain low fixed overhead;

•	selling accounts on an opportunistic basis, generally when our efforts have been exhausted through traditional collecting methods, when pricing is at our indifference point, or when we can capitalize on pricing during times when we feel the pricing environment is high;

•	expanding financial flexibility through increased capital and lines of credit;

•	capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios; and

•	expanding our business through the purchase of consumer receivables from new sources and consisting of different asset classes.

We believe that as a result of our management’s experience and expertise, and the fragmented yet growing market in which we operate, we are well-positioned to successfully implement our strategy.

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

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $500,000 to approximately $15,000,000, however we acquired one portfolio in March 2007 for $300 million. As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid, with one of our third-party collection agencies and attorneys or financing source who assists in the acquisition of a portfolio and provides us with more favorable non-recourse financing terms or a discounted servicing commission.

We utilize our relationships with brokers, third-party collection agencies and attorneys, and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

•	coordinating due diligence, including, in some cases, on-site visits to the seller’s office;

•	stratifying and analyzing the portfolio characteristics;

•	valuing the portfolio;

•	preparing bid proposals;

•	negotiating pricing and terms;

•	negotiating and executing a purchase contract;

•	closing the purchase; and

•	coordinating the receipt of account documentation for the acquired portfolios.

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold through an electronic form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, management monitors the portfolio’s performance and uses this information in determining future buying criteria and pricing.

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of days since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain customer statements from the original issuer.

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers for sourcing consumer receivable portfolios. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

•	adequate internal controls to detect fraud;

•	the ability to provide post sale support; and

•	the capacity to honor put-back and return warranty requests.

Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller within a specified time period. However, in some transactions, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

•	debts paid prior to the cutoff date;

•	debts in which the consumer filed bankruptcy prior to the cutoff date;

•	debts in which the consumer was deceased prior to cutoff date; and

•	fraudulent accounts.

Significant accounts returned to sellers for the fiscal year ended 2007 amounted to approximately $10.0 million for two portfolio purchases. Such accounts were non-compliant accounts. Accounts returned to sellers for fiscal years 2006 and 2005 have been determined to be immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that can be returned to the seller.

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

In February 2006, we acquired VATIV Recovery LLC, (“VATIV”) located in Sugar Land, Texas. VATIV Recovery Systems LLC provides bankruptcy and deceased account servicing. The acquisition of VATIV provides

Asta with internal experience and proprietary systems in support of servicing our own bankruptcy and deceased accounts, while also affording us the opportunity to enter new markets for acquisitions in the bankruptcy and deceased account fields.

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

We presently outsource the majority of our receivable servicing to third-party collection agencies and attorneys. Our senior management typically determines the appropriate third-party collection agency and attorneys based on the type of receivables purchased. Once a group of receivables is sent to a third-party collection agency or attorney, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments to assist it in evaluating the results of the efforts of the third-party collection agencies and attorneys. Based on portfolio performance guidelines, our management will move certain receivables from one third-party collection agency or attorney to another, or to our internal servicing department if it anticipates that this will result in an increase in collections.

We have a collection center that currently employs approximately 65 experienced persons with the capacity for over 100 employees. This facility provides the majority of our internal collection and servicing capabilities, giving us flexibility and control over the servicing of our consumer receivables portfolios and assists us in monitoring our third-party collection agencies and attorneys.

We have four main internal servicing departments:

•	collection/skiptrace;

•	legal;

•	customer service; and

•	accounting.

Collection/Skiptrace.  The collection/skiptrace department is responsible for making contact with the obligors and collecting on our consumer receivable portfolios that are not being serviced by third-party collection agencies and attorneys. This department uses a friendly, customer service approach to collect on receivables. Through the use of our collection software and telephone system, each collector is responsible for:

•	contacting customers;

•	explaining the benefits of making payment on the obligations; and

•	working with the customers to develop acceptable means to satisfy their obligations.

We and our third-party collection agencies and attorneys have the flexibility to structure repayment plans that accommodate the needs of obligors by:

•	offering obligors a discount on the overall obligation; and/or

•	tailoring repayment plans that provide for the payment of these obligations as a component of the obligor’s monthly budget.

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

Legal.  If the collection department determines that the customer has the ability to satisfy his obligation but our normal collection activities have not resulted in any resolution of the customer’s obligations, the account is referred to the legal department, which consists of non-lawyer administrative staff experienced in collection work. The legal department refers legal case proceedings to outside counsel. The legal department also refers accounts to the skiptrace department to obtain a current phone number, address, the location of assets of the obligor or the identity of the obligor’s employer. In addition, the legal department communicates with the collection attorneys that we utilize throughout the country. Over the past two and a half years, we have employed a more aggressive legal strategy that we believe will yield more collections over a longer period of time.

Customer Service.  The customer service department is responsible for:

•	handling incoming calls from debtors and third-party collection agencies that are responsible for collecting on our consumer receivable portfolios;

•	coordinating customer inquiries and assisting the collection agencies in the collection process;

•	handling buy-back and information requests from companies who have purchased receivables from us;

•	working with the buyers during the transition period and post sale process; and

•	handling any issues that may arise once a receivable portfolio has been sold.

Accounting.  In addition to the customary accounting activities, the Accounting department is responsible for:

•	making daily deposits of customer payments;

•	posting these payments to the customer’s account;

•	mailing monthly statements to customers; and

•	in conjunction with the customer service department, providing senior management with weekly and monthly receivable activity and performance reports.

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

•	the age of the receivables;

•	the status of the receivables — whether paying or non-paying; and

•	the selling price.

Collections represented by account sales for the fiscal years ended September 30, 2007, 2006 and 2005 were $54.2 million, $55.0 million and $64.7 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2007, 2006 and 2005 were 19.2%, 25.7% and 38.3%, respectively.

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

Competition

Our business of purchasing distressed consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

•	other purchasers of consumer receivables, including third-party collection companies; and

•	other financial services companies who purchase consumer receivables.

Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to the capital market system. We believe that no individual competitor or group of competitors has a dominant presence in the market.

We compete with our competitors for consumer receivable portfolios based on many factors, including:

•	purchase price;

•	representations, warranties and indemnities requested;

•	speed in making purchase decisions; and

•	reputation of the purchaser.

Our strategy is designed to capitalize on the market’s lack of a dominant industry player. We believe that our management’s experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections coupled with our strategic alliances with third-party collection agencies and attorneys and our sources of financing give us a competitive advantage. However, we cannot assure that we will be able to compete successfully against current or future competitors or that competition will not increase in the future.

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

Government Regulation

The relationship of a consumer and a creditor is extensively regulated by federal, state and municipal laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculation methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive proscribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to have complied with applicable laws could create claims and rights of offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the federal Fair Credit Billing Act, a credit card issuer may be subject to certain claims and defenses arising out of certain transactions in which a credit card is used if the consumer has made a good faith attempt to obtain satisfactory resolution of a problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the consumer’s billing address or within 100 miles of that address. Accordingly, as a purchaser of defaulted receivables, we may purchase receivables subject to valid defenses on the part of the consumer. Other laws provide that, in certain instances, consumers cannot be held liable for, or their liability is limited to $50 with respect to, charges to the credit card credit account that were a result of an unauthorized use of the credit card account. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card account, and, accordingly, the amount of such receivables may not be collectible by us.

Several federal, state and municipal laws, rules, regulations and ordinances, including, but not limited to, the federal Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA and certain state statutes specifically addressing third-party debt collectors, it is our policy to comply with applicable laws in our collection activities. Additionally, our third-party collection agencies and attorneys may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our third-party collection agencies’ and attorneys’ collection activities, failure to comply with such laws could have a material adverse effect on us.

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

Employees

As of September 30, 2007, we had 172 full-time employees. We are not a party to any collective bargaining agreement.

You can visit our web site at www.astafunding.com. Copies of our 10-Ks, 10-Qs, 8-Ks and other SEC reports are available there as soon as reasonably practical after filing electronically with the SEC. The Asta Funding, Inc. web site is not incorporated by reference in this section.

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

The Company has risks associated with its recent Portfolio Purchase Agreement.

On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, Platinum Financial Services Corporation, Monarch Capital Corporation, Colonial Credit Corporation, Centurion Capital Corporation, Sage Financial Corporation and Hawker Financial Corporation (collectively, the “Sellers”), under which we agreed to acquire a portfolio of approximately $6.9 billion in face value receivables (the “Portfolio Purchase”) for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio (now owned by Palisades Acquisition XVI, LLC (“Palisades XVI”)) predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments. The transaction was consummated on March 5, 2007.

Under the Portfolio Purchase Agreement, we assumed certain risks associated with the Portfolio Purchase. The representations and warranties with respect to the Portfolio which we received from the Sellers have limitations both in scope and, in certain cases, duration, including a limitation of our put-back rights with respect to certain types of claims, a requirement that certain claims be brought within 120 days of closing or be deemed waived, and a limitation with respect to the Sellers’ responsibilities for acts of prior owners. Other than the representations contained in the Portfolio Purchase Agreement, the accounts were sold as is. No assurances can be given that we will have an adequate remedy if our understandings about the quality, quantity and characteristics of the Accounts in the Portfolio prove to be contrary to our expectations.

We may not be able to satisfy our obligation under our Receivable Financing Agreement.

The Receivable Financing Agreement required that the principal amount thereunder be reduced under a schedule tied to projected collections on the Portfolio Purchase. As we fell behind the minimum required amortization schedule, principally as a result of sales of accounts that were built into that schedule, and since currently we believe that our strategy of suing debtors will ultimately realize more than the sales of these accounts would produce, the Company and its lender entered into an amendment dated December 27, 2007. The amendment allows us greater flexibility to use our strategy and substantially eliminates any scheduled sales of accounts used in the original expectations. Additionally, the amendment effectively extends the repayment schedule from 25 months to 31 months. While we believe that we will be able to satisfy the new collection schedule, no assurances can be given that collections will not slow further, notwithstanding our recent engagement of a sub-servicer to assist with collection of this Portfolio Purchase, as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such slowing of collections could cause us to fall behind the schedule and default on our obligations under the amended Receivable Financing Agreement.

The anticipated benefits of the Portfolio Purchase may not meet our expectations.

The Portfolio Purchase increased our assets acquired for liquidation by more than 100%, so that our near term future operating results are highly dependent on the returns realized from the Portfolio Purchase. While we believe that we have the capability to manage such a significantly increased asset base, no assurances can be given that we will not experience operational difficulties internally or with our third party collection agencies and attorneys in managing an asset base of this size. Further, while we believe that the returns on the Portfolio Purchase will be at least as favorable as our historic returns on smaller portfolio purchases, no assurances can be given with respect to our initial evaluation of the quality of the assets in the Portfolio nor with respect to our ability to manage the Portfolio profitably.

We have incurred substantial debt from time to time in connection with our purchase of consumer receivable portfolios, particularly with respect to the Portfolio Purchase Agreement, and may incur further debt in the future which could affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

To finance the Portfolio Purchase, we needed to incur substantial indebtedness. On February 5, 2007, upon execution of the Portfolio Purchase Agreement, we were required to provide the Seller with a $60 million deposit, which we did by utilizing substantially all of the availability under our existing $175 million credit facility. We made a second deposit payment of $15 million on February 16, 2007, which we did by amending our existing line of credit to increase availability temporarily from $175 million to $190 million, with reduction targets set to April 17, 2007 which were met.

The remaining $225 million was paid in full at the closing of the Portfolio Purchase on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI, with a major financial institution as the funding source, consisting of debt with full recourse only to Palisades XVI, and bearing an interest rate which approximates 170 basis points over LIBOR. The term of the agreement is three years. All assets of Palisades XVI, principally the Portfolio Purchase, are pledged to secure such borrowing, and all proceeds received as a result of the net collections from this Portfolio Purchase are to be applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. As of September 30, 2007 the balance due on the Receivable Financing Agreement was $184.8 million.

On December 4, 2007, we signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement with a consortium of banks that temporarily increases the total revolving loan commitment from $175,000,000 to $185,000,000. The temporary increase of $10,000,000 is required to be repaid by February 29, 2008. In the event the increase is not repaid by February 29, 2008, the then outstanding portion of the temporary increase shall be repaid over a six month period. The outstanding balance under this line of credit at September 30, 2007 was approximately $141.7 million. Our ability to grow through this line may be limited as we are approaching the upper limit of our borrowing availability and we may need to seek additional financing.

As of September 30, 2007, Palisade XVI, the Company’s indirect wholly-owned subsidiary, was required to remit an additional $13.1 million to its lender in order to be in compliance under the Receivable Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under its current revolving credit facility and causing another of its subsidiaries to purchase a portion of the Portfolio Purchase from Palisade XVI at a price of $13.1 million prior to the measurement date under the Receivable Financing Agreement.

The Receivable Financing Agreement required that the principal amount thereunder be reduced under a schedule tied to projected collections on the Portfolio Purchase. As we fell behind the minimum required amortization schedule, principally as a result of sales of accounts that were built into that schedule, and since currently we believe that our strategy of suing debtors will ultimately realize more than the sales of these accounts would produce, the Company and its lender entered into an amendment dated December 27, 2007. The amendment allows us greater flexibility to use our strategy and substantially eliminates any scheduled sales of accounts used in the original expectations. Additionally, the amendment effectively extends the repayment schedule from 25 months to 31 months. While we believe that we will be able to satisfy the new collection schedule, no assurance can be given that collections will not slow further, notwithstanding our recent engagement of a sub-servicer to assist with collection of this Portfolio Purchase, as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such slowing of collections could cause us to fall behind the schedule and default on our obligations under the amended Receivable Financing Agreement.

By incurring such substantial indebtedness and by incurring additional indebtedness from time to time in connection with the purchase of consumer receivable portfolios in the future, we are subject to the risks associated with incurring such indebtedness, including:

•	we are required to dedicate a significant portion of our cash flows from operations to pay debt service costs and, as a result, we will have less funds available for operations, future acquisitions of consumer receivable portfolios, and other purposes;

•	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

•	we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

•	if we defaulted under our existing credit facilities or if our creditors demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

We have pledged all of our portfolios of consumer receivables to secure our borrowings and are subject to covenants that may restrict our ability to operate our business.

As we borrow funds to purchase portfolios we may fully utilize our availability under that facility and no future borrowings are permitted under the new Receivables Financing Agreement. This may place us at a competitive disadvantage as compared to less leveraged companies.

Any indebtedness that we incur under our existing line of credit is collateralized by all of our portfolios of consumer receivables acquired for liquidation, except the Portfolio Purchase only collateralizes the Receivables Financing Agreement. If we default under the indebtedness secured by our assets, including failure to comply with borrowing base requirements, those assets would be available to the secured creditor to satisfy our obligations to the secured creditor. In addition, our credit facility imposes certain restrictive covenants, including financial covenants and borrowing base requirements. Failure to satisfy any of these covenants could result in all or any of the following:

•	acceleration of the payment of our outstanding indebtedness;

•	cross defaults to and acceleration of the payment under other financing arrangements;

•	our inability to borrow additional amounts under our existing financing arrangements; and

•	our inability to secure financing on favorable terms or at all from alternative sources.

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

Our success depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

•	the continuation of the current growth trend in consumer debt;

•	the continued volume of consumer receivable portfolios available for sale;

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios; and

•	possible future changes in the bankruptcy laws, state laws and homestead acts which could make it more difficult for us to collect.

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

The growth in consumer debt may also be affected by:

•	a slowdown in the economy;

•	problems in the credit and housing markets;

•	reductions in consumer spending;

•	changes in the underwriting criteria by originators; and

•	changes in laws and regulations governing consumer lending.

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

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

•	the timing and amount of collections on our consumer receivable portfolios;

•	our inability to identify and acquire additional consumer receivable portfolios;

•	a decline in the estimated future value of our consumer receivable portfolio recoveries;

•	increases in operating expenses associated with the growth of our operations;

•	general and economic market conditions; and

•	prices we are willing to pay for consumer receivable portfolios.

Our projections of future cash flows from our portfolio purchases may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model.

We use qualitative and quantitative analysis to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forecasted collection, our revenues will be reduced or we may be required to record an impairment charge, which could result in a reduction of our earnings. For the year ended September 30, 2007, we recorded impairment charges of $9.1 million. Impairments were taken on eleven portfolios as relative collections compared to our expectations on these portfolios were deteriorating, and this deterioration was confirmed by our third party collection agencies and attorneys. Accordingly, we believed that impairment charges were necessary.

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

We acquire and collect on consumer receivable portfolios that contain charged-off, semi-performing and performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

•	made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies;

•	subsequently deemed these obligations as uncollectible; and

•	charged-off these obligations.

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

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

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

We depend on loans from our credit facility and other external sources in part, to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. The failure to obtain financing and capital as needed would limit our ability to:

•	purchase consumer receivable portfolios; and

•	achieve our growth plans.

In addition, our financing sources impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could:

•	cause our indebtedness to become immediately payable;

•	preclude us from further borrowings from these existing sources; and

•	prevent us from securing alternative sources of financing necessary to purchase consumer receivable portfolios and to operate our business.

We use estimates for recognizing finance income on substantially all of our consumer receivable portfolio investments and our earnings would be reduced if actual results are less than estimated.

We utilize the interest method of revenue recognition for determining our income recognized on finance receivables, which is based on projected cash flows that may prove to be less than anticipated and could lead to reductions in revenue or impairment charges under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3 Accounting for Loans or Certain Securities Acquired in a Transfer. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Any reduction in our earnings could materially adversely affect our stock price.

We may rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.

We may rely on third parties, including brokers and third-party collection agencies and attorneys, to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected. In addition, if we, or such parties fail to correctly or adequately evaluate the value or collectibility of these consumer receivable portfolios, we may pay too much for such portfolios and suffer an impairment and our earnings could be negatively affected.

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

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of minor children of Barbara Marburger and Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern and Barbara Marburger), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, own in the aggregate approximately 24.0% of our outstanding shares of common stock. In addition, other members of the Stern Family, such as adult children of Gary Stern and Barbara Marburger, own additional shares. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

•	the election of a majority of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the Stern family’s influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

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

We plan to continue our growth, which could place additional demands on our resources and cause our expenses to increase. Future internal growth will depend on a number of factors, including:

•	the effective and timely initiation and development of relationships with sellers of consumer receivable portfolios and strategic partners;

•	our ability to maintain the collection of consumer receivables efficiently; and

•	the recruitment, motivation and retention of qualified personnel.

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

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

•	the Fair Debt Collection Practices Act;

•	the Federal Trade Commission Act;

•	the Truth-In-Lending Act;

•	the Fair Credit Billing Act;

•	the Equal Credit Opportunity Act; and

•	the Fair Credit Reporting Act.

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

Class action suits and other litigation in our industry could divert our management’s attention from operating our business and increase our expenses.

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

We may seek to grow Asta through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the assimilation of the operations and personnel of the acquired business;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•	the need to expand management, administration and operational systems.

If we make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt; and

•	the recognition of significant charges for depreciation and amortization related to goodwill impairment and other intangible assets.

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

Our success depends, in part, on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party collection agencies and attorneys who also may be adversely affected in the event of an outage in which the third-party collection agencies and attorneys do not have adequate backup arrangements. Any interruption in our operations or our third-party collection agencies’ and attorneys’ operations could have an adverse effect on our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 13,918,158 shares of common stock issued and outstanding as of the date hereof. Of these shares, 3,341,008 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended. The remainder of our outstanding shares were freely tradeable. In addition, options to purchase approximately 1,337,438 shares of our common stock were outstanding as of September 30, 2007, of which 1,325,438 were vested. The exercise prices of such options were substantially lower than the current market price of our common stock. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2007 there were 1,325,334 shares available for such purpose with such shares available under the Equity Compensation Plan and the 2002 Stock Option Plan. No more options are available for issuance under the 1995 Stock Option Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

From time to time, the Company’s Chairman, Arthur Stern and President and Chief Executive Officer, Gary Stern adopted prearranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. While no such plans are in effect at present, significant sales by the Stern family could have an adverse effect on market prices for our common stock.

The Company recently purchased a portfolio in a South American country exposing the Company to currency rate fluctuations.

As a result of this purchase, the Company will be exposed to currency rate fluctuations as the collections on this portfolio will be denominated in the local currency of the South American country. Additionally, our investment could also be exposed to the same currency risk. A strengthened U.S. dollar could decrease the U.S. dollar equivalent of the local currency collections, and our currency conversion to U.S. dollars would suffer.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2.	Properties.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 13,000 square feet of general office space for approximately $20,000 per month, plus utilities. The lease expires on July 31, 2010.

In addition, our call center is located in Bethlehem, Pennsylvania, where we lease approximately 9,070 square feet of general office space for approximately $10,000 per month. The lease expires on December 31, 2009. Our office in Sugarland, Texas occupies approximately 3,600 square feet of general office space for approximately $6,000 per month. The lease expires February 28, 2011.

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

In the course of conducting its business, the Company is required by certain of the jurisdictions within which it operates to obtain licenses and permits to conduct its collection activities. The Company has been notified by one such jurisdiction that it did not operate for a period of time from February 1, 2005 to April 17, 2006 with the proper license. The Company did not make any provision for such matter in its financial statements. There has been no communication from the jurisdiction regarding this matter for over a year and we consider this matter closed. Currently we are properly licensed and in good standing with the jurisdiction.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 15, 2000, our common stock has been quoted on the NASDAQ National Market system under the symbol “ASFI.” On December 8, 2007 there were approximately 29 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2005 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low

October 1, 2005 to December 31, 2005	33.45	23.25
January 1, 2006 to March 31, 2006	35.36	26.80
April 1, 2006 to June 30, 2006	43.29	30.67
July 1, 2006 to September 30, 2006	39.30	31.67

October 1, 2006 to December 31, 2006	37.25	27.63
January 1, 2007 to March 31, 2007	43.89	29.03
April 1, 2007 to June 30, 2007	46.50	36.90
July 1, 2007 to September 30, 2007	43.80	31.85

Dividends

During the year ended September 30, 2007, the Company declared quarterly cash dividends aggregating $2,221,000 ($0.04 per share, per quarter), of which $557,000 was paid November 1, 2007. During the year ended September 30, 2006 the Company declared quarterly cash dividends aggregating $7,687,000 which includes $0.04 per share, per quarter, plus a one time special dividend declared September 11, 2006 of $0.40 per share of which $6,052,000 was paid November 1, 2006. During the year ended September 30, 2005, the Company declared quarterly cash dividends of $1,901,000 ($0.035 per share, per quarter), of which $476,000 was paid November 1, 2005. We expect to pay a regular cash dividend in future quarters. This will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Included in the following table are the number of options outstanding, the average price and the number of available options remaining available for future issuance under equity compensation plans.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Equity Compensation Plan	and Rights	and Rights	(a))
Information:Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,337,438	$9.39	1,325,334
Equity compensation plans not approved by security holders	0	0	0

Total	1,337,438	$9.39	1,325,334

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K Statement, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return on our Common Stock since September 30, 2002, with the cumulative return for the NASDAQ Stock Market (US) Index and five stocks comprising our peer group index over the same period, assuming the investment of $100 on September 30, 2002, and the reinvestment of all dividends. We declared dividends of $0.12 per share in fiscal 2004 of which $0.035 was paid November 1, 2004. During the year ended September 30, 2005, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 1, 2005. During the year ended September 30, 2006, we declared quarterly cash dividends aggregating $0.56 per share, of which $0.44 per share was paid November 1, 2006. Included in the $0.44 was a special dividend of $0.40 per share. During the year ended September 30, 2007, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 1, 2007.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ASTA FUNDING, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON SEPT. 30, 2002
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2007

Item 6.	Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2007. The selected financial data for the five fiscal years ended September 30, 2007, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. All share and per share amounts have been retroactively restated to give effect to a 2:1 stock split in March 2004.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Operations Statement Data:
Finance income	$138,356	$101,024	$69,479	$51,175	$34,862
Other income.	2,181	405	—	—	—
Equity in earnings of venture	225	550

Total revenue.	140,762	101,979	69,479	51,175	34,862

Costs and expenses:
General and administrative	25,450	18,268	15,340	11,258	7,837
Interest expense.	18,246	4,641	1,853	845	1,855
Impairments	9,097	2,245	—	—	—
Third party servicing	—		—	1,316	5,564
Provision for credit losses.	—		—	300	—

Total expenses	52,793	25,154	17,193	13,719	15,256

Income before provisions for income taxes.	87,969	76,825	52,286	37,456	19,606
Provisions for income taxes.	35,703	31,060	21,290	15,219	8,032

Net income	$52,266	$45,765	$30,996	$22,237	$11,574

Basic net income per share	$3.79	$3.36	$2.29	$1.67	$1.23

Diluted net income per share	$3.56	$3.13	$2.15	$1.57	$1.13

	2007	2006	2005	2004	2003
	(In millions)

Other Financial Data:
For the Year ended September 30
Cash collections	$281.8	$214.5	$168.9	$114.0	$80.5
Portfolio purchases, at cost	440.9	200.2	126.0	103.7	115.6
Portfolio purchases, at face	10,891.9	5,194.0	3,445.2	2,833.6	3,576.4
Return on average assets(1)	12.0%	19.6%	18.3%	16.3%	15.0%
Return on average stockholders’ equity(1)	24.8%	27.8%	23.9%	21.5%	18.4%
Dividends declared per share(2)	$0.16	$0.56	$0.14	$0.12	$0.025
At September 30,
Total assets	580.3	287.8	180.0	158.6	113.4
Total debt	326.5	82.8	29.3	39.4	16.4
Total stockholders’ equity	237.5	184.3	145.2	114.5	92.4
Inception to date — September 30,
Cumulative aggregate purchases, at face	29,593.8	18,701.9	13,507.9	10,062.7	7,349.0

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

(2)	Includes a special dividend of $0.40 per share in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautions Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described above under Item 1A “Risk Factors” and below under“Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. “ Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us” “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.

Overview

We are primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

•	performing receivables — accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

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

Over time, as we continue to purchase asset classes to the point where we believe we have developed the requisite expertise and experience, we are more likely to utilize the interest method to account for such purchases.

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

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:

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

We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our costs including servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little or limited experience, we have the added benefit of soliciting our third party collection agencies and attorneys for their input on liquidation rates and at times incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.

Typically, when purchasing portfolios for which we have the experience detailed above, we have expectations of recovering 100% return of our invested capital back within an 18-28 month time frame and expectations of collecting in the range of 130-150% of our invested capital over 3-5 years. Historically, we have generally been able to achieve these results and we continue to use this as our basis for establishing the original cash flow estimates for our portfolio purchases. We routinely monitor these results against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this prospectus. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

	Years Ending September 30,
	2007	2006	2005

Finance income	98.3%	99.1%	100.0%
Other income	1.5%	0.4%	0.0%
Equity in earnings of venture	0.2%	0.5%	0.0%

Total revenue	100.0%	100.0%	100.0%

General and administrative expenses	18.1%	17.9%	22.1%
Interest expense	13.0%	4.6%	2.7%
Impairments	6.5%	2.2%	0.0%

Income before provision for income taxes	62.4%	75.3%	75.3%
Provision for income taxes	25.4%	30.5%	30.6%

Net income	37.0%	44.9%	44.6%

Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

Finance income.  For the year ended September 30, 2007, finance income increased $37.3 million or 37.0% to $138.4 million from $101.0 million for the year ended September 30, 2006. The increase in finance income primarily resulted from an increase in the average outstanding level of consumer receivable accounts acquired for liquidation during the year ended September 30, 2007, as compared to the prior year, coupled with the effect of adjustments to accretable yields on certain portfolios. The average level of consumer receivables acquired for liquidation increased from $215.0 million for the year ended September 30, 2006 to $401.4 million for the same period in 2007. The increase in the average level of consumer receivables acquired for liquidation is due primarily to the Portfolio Purchase in March 2007. During the year ended September 30, 2007, we acquired consumer receivable portfolios at a cost of $440.9 million as compared to $200.2 million during the prior year. During the year ended September 30, 2007, commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $10.9 million, or 10.3%, to $116.6 million from $105.7 million for year ended September 30, 2006. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs by our legal network, and by us. While the dollar amount has increased, the cost as a percentage of collections decreased during the year ended 2007. The slight percentage decrease reflects slightly lower rates charged by the servicers of the large portfolio and other portfolios they service for us. Our network of attorneys typically advance the cost of suing debtors. These court costs are recovered by our attorneys from collections received from debtor payments. During the fourth quarter ended September 30, 2007, the Company accrued $1.8 million for lawsuits commenced against debtors, primarily for the Portfolio Purchase. We do anticipate expending court costs during fiscal year 2008 on the Portfolio Purchase in order to accelerate the suit process. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, the contingency fees should stabilize in the 30%-33% range of gross collections based upon the current mix of portfolios.

Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates from our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue on these portfolios, we adjusted our accretable yields by $16.6 million and $44.5 million for the years ended September 30, 2007 and 2006, respectively. Finance income related to the accretable yield reclassifications during the year ended September 30, 2007 was approximately $11.1 million. While our expectations on our fiscal year 2007 purchases are lower than in the prior year, the portfolios still fit our investment criteria. Income recognized from fully amortized portfolios (zero based revenue) was $23.9 million and $4.4 million for the years ended September 30, 2007 and 2006, respectively. The increase is due primarily to more pools which were fully amortized in the forth quarter of 2007, and were predominantly derived from credit card purchases from one issuer made in 2003 and 2004 and telecom portfolios purchased from 2004 through 2005. Collections with regard to the $6.9 billion face value portfolio purchased in the second quarter of fiscal year 2007, (the “Portfolio Purchase”) were $55.0 million through September 30, 2007, which includes approximately $5.5 million of accounts returned to the seller, and finance income earned was $20.4 million.

Other income.  Other income of $2.2 million for the year ended September 30, 2007 includes interest income from banks and other loan instruments substantially acquired in 2007, which were collected during the fourth quarter of 2007.

Equity in earnings of venture.  In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment result over a two to three year period. The Company’s share of the income was $225,000 during the year ended September 30, 2007. The Company has received approximately $6.6 million in cash distributions from the inception of the venture through September 30, 2007. Subsequent to September 30, 2007, and through December 6, 2007 an additional $350,000 has been received by the Company.

General and administrative expenses.  For the year ended September 30, 2007, general and administrative expenses increased $7.2 million or 39.3% to $25.5 million from $18.3 million for the year ended September 30, 2006, and represented 48.2% of total expenses (excluding income taxes) for the year ended September 30, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the year ended September 30, 2007, as compared to the year ended September 30, 2006. The increase in receivable servicing expenses resulted from the substantial increase in our average number of accounts acquired for liquidation, primarily due to the Portfolio Purchase in the second quarter of 2007. A majority of the increased costs were from collection expenses, consulting and skiptracing fees (further described below.), salaries, payroll taxes and benefits, professional fees, telephone charges and travel costs, as we are visiting our third party collection agencies and attorneys on a more frequent basis for financial and operational audits.

In December 2007, the Company negotiated an agreement with a third party servicer, to assist the Company in the asset location, skiptracing efforts and ultimately the suing of debtors with respect to the Portfolio Purchase. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. This fee will be charged from March 2007 and we believe this arrangement will enhance our collection efforts. Additionally, the Company will pay this third party servicer a monthly fee of $275,000 per month for twenty four months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee began in May 2007.

Interest expense.  For the year ended September 30, 2007, interest expense increased to $18.2 million from $4.6 million during the year ended September 30, 2006, and represented 34.6% of total expenses (excluding income taxes) for the year ended September 30, 2007. The increase was due to an increase in average outstanding borrowings under our line of credit and our new $227 million Receivables Financing Agreement during the year ended September 30, 2007, as compared to the average outstanding borrowings during the year ended September 30, 2006, coupled with higher interest rates during the year ended September 30, 2007. The average interest rate (excluding unused credit line fees) for the year ended September 30, 2007 was 7.34% as compared to 6.97% during the year ended September 30, 2006. The average outstanding borrowings increased from $63.2 million to $241.5 million for the years ended September 30, 2006 and 2007, respectively. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during the year ended September 30, 2007, as compared to the year ended September 30, 2006.

Impairments.  Impairments of $9.1 million were recorded by the Company during the year ended September 30, 2007 as compared to $2.2 million for the year ended September 30, 2006, and represented 17.2% of total expenses (excluding income taxes) for the year ended September 30, 2007. Impairments were taken on eleven portfolios during the year ended 2007 including nine portfolios in the fourth quarter of 2007. As relative collections with respect to our expectations on these portfolios were deteriorating in the fourth quarter, and this deterioration was confirmed by our third party collection agencies and attorneys, we believed that impairment charges became necessary.

Net income.  For the year ended September 30, 2007, net income increased $6.5 million, or 14.2% to $52.3 million from $45.8 million for the year ended September 30, 2006. Net income per share for the year ended September 30, 2007 increased $0.43 per diluted share, or 13.7% to $3.56 per diluted share, from $3.13 per diluted share for the year ended September 30, 2006.

Year Ended September 30, 2006 Compared to the Year Ended September 30, 2005

Finance income.  For the year ended September 30, 2006, finance income increased $31.5 million or 45.4% to $101.0 million from $69.5 million for the year ended September 30, 2005. The increase in finance income was primarily due to an increase in finance income earned on consumer receivables acquired for liquidation, which resulted from an increase in the average outstanding accounts acquired for liquidation during the fiscal year ended September 30, 2006, as compared to the same prior year period, coupled with the effect of increased yields on certain portfolios. For the fiscal year ended September 30, 2006, we acquired receivables at a cost of $200.2 million as compared to $126.0 million for the year ended September 30, 2005. For the fiscal year ended September 30, 2006, we had an average of $215.0 million in consumer receivables acquired for liquidation as compared to $159.4 million for the year ended September 30, 2005, a 34.8% increase. Finance income recognized from collections represented by account sales was $32.0 million and $24.9 million for the years ended September 30, 2006 and 2005, respectively, while collections represented by account sales decreased by 15.0%, or $9.7 million from $64.7 million to $55.0 million. This decrease is primarily due to the sales of certain portfolios purchased in 2004 with higher rates of return primarily recognized in 2006.

Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates attained and forecasted to be attained by our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue, we adjusted our accretable yields by $44.5 million which impacted revenue this year and will impact revenue in future years as well. Income recognized from fully amortized portfolios (zero based revenue) was $4.4 million and $8.8 million for the years ended September 30, 2006 and 2005, respectively. The decrease was due primarily to the sale of fully amortized pools during 2005.

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

Equity in earnings of venture.  In August 2006 the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the income of $550,000 in 2006 is primarily due to sales of the higher valued inventory early in the venture’s life. The Company received approximately $2.4 million through September 30, 2006 in cash distributions from the venture and an additional $1.8 million through November 30, 2006 as returns of its investment.

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

Interest Expense.  For the year ended September 30, 2006, interest expense increased $2.7 million or 150.5% to $4.6 million from $1.9 million for the year ended September 30, 2005. The increase was primarily due to the increase in the average outstanding borrowings under our line of credit during the year ended September 30, 2006, as compared to the same prior year period. The average outstanding balance during the year ended September 30, 2006 was $63.2 million as compared to $34.3 million for the period ended September 30, 2005. Also, the average interest rate for the year, excluding unused credit line fees, increased to 6.97% from 5.17% in 2005

Net income.  For the year ended September 30, 2006, net income increased $14.8 million or 47.7% to $45.8 million from $31.0 million for the year ended September 30, 2005. Net income per share for the year ended September 30, 2006 increased $0.98 per diluted share or 45.6% to $3.13 per diluted share from $2.15 per diluted share for the year ended September 30, 2005.

Liquidity and Capital Resources

Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. As of September 30, 2007, we had a $175 million line of credit for portfolio purchases, with an expandable feature which allows the Company the ability to increase the line to $225 million with consent of the banks. As of September 30, 2007, there was a $141.7 million outstanding balance under this facility. Although we are within the borrowing limits of this facility, there are certain restrictions in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30, 2007 the Company signed the Third Amendment to Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amended certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate, to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amended certain terms of the Credit Agreement whereby the parties agreed to further amend the definition of the Borrowing Base and increase the advance rates on portfolio purchases allowing the Company more borrowing availability. On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that temporarily increases the total revolving loan commitment from $175,000,000 to $185,000,000. The increase of $10,000,000 is required to be repaid by February 29, 2008. In the event the increase is not repaid by February 29, 2008, the then outstanding portion of the temporary increase shall be repaid over a six month period. During the first quarter of fiscal 2008, we made purchases totaling $33.4 million, which put us close to the upper limit of our credit line. The increase will enable us to make more portfolio acquisitions as the opportunity arises.

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

The remaining $225 million was paid on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with a major financial institution as the funding source, and consists of debt with full recourse only to Palisades XVI, bearing an interest rate of approximately 170 basis points over LIBOR. The term of the agreement is three years. All proceeds received as a result of the net collections from this portfolio are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The portfolio is serviced by Palisades Collection, LLC, a wholly own subsidiary of the Company, which has engaged a subservicer for the portfolio. As of September 30, 2007, there was a $184.8 million outstanding balance under this facility.

As of September 30, 2007, our cash and cash equivalents decreased $3.3 million to $4.5 million from $7.8 million at September 30, 2006. The decrease in cash and cash equivalents during the year ended September 30, 2007, was due to an increase in cash flows used in investing activities primarily due to the increase in purchases of consumer receivables acquired for liquidation, a special dividend paid and higher interest payments, offset by an increase in cash provided by operating activities due to primarily an increase in net income for the year and an increase in cash provided by financing activities, primarily due to the increase in borrowings under lines of credit during the year ended September 30, 2007, as compared to the year 2006.

Net cash provided by operating activities was $55.6 million during the year ended September 30, 2007, compared to net cash provided by operating activities of $48.9 million during the year ended September 30, 2006. The increase in net cash provided by operating activities was primarily due to the increase in net income, an increase in interest payable as a result of higher borrowings, offset a decrease in income taxes payable and an increase in amounts due from third party collection agencies and attorneys, and an increase in deferred income taxes. Net cash used in investing activities was $291.2 million during the year ended September 30, 2007, compared to net cash used in investing activities of $97.4 million during the year ended September 30, 2006. The increase in net cash used in investing activities was primarily due to an increase in the purchase of accounts acquired for liquidation, including the Portfolio Purchase of $6.9 billion of face value consumer receivables at a cost of approximately $300 million. Net cash provided by financing activities was $232.3 million during the year ended September 30, 2007, as compared to cash provided by financing activities of $52.3 million during the year ended September 30, 2006. The increase in net cash provided by financing activities was primarily due to an increase in borrowings under our lines of credit and our new Receivable Financing Agreement to finance the Portfolio Purchase. In addition, there was $5.7 million of cash designated as restricted cash at September 30, 2007. There was no restricted cash at the end of the prior year.

As of September  30, 2007, Palisade XVI, the Company’s indirect wholly-owned subsidiary, was required to remit and additional $13.1 million to its lender in order to be in compliance under the Receivable Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under its current revolving credit facility and causing another of its subsidiaries to purchase a portion of the

Portfolio Purchase from Palisade XVI at a price of $13.1 million prior to the measurement date under the Receivable Financing Agreement.

Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. During the year ended September 30, 2007, we acquired consumer receivable portfolios at a cost of approximately $440.9 million. These acquisitions were financed with our cash flows from operating activities and primarily with our existing and new credit facilities. As we are approaching the upper limit of our borrowing availability, we may seek additional financing for further growth.

The Receivable Financing Agreement required that the principal amount thereunder be reduced under a schedule tied to projected collections on the Portfolio Purchase. As we fell behind the minimum required amortization schedule, principally as a result of sales of accounts that were built into that schedule, and since currently we believe that our strategy of suing debtors will ultimately realize more than the sales of these accounts would produce, the Company and its lender entered into an amendment dated December 27, 2007. The amendment allows us greater flexibility to use our strategy and substantially eliminates any scheduled sales of accounts used in the original expectations. Additionally, the amendment effectively extends the repayment schedule from 25 months to 31 months. While we believe that we will be able to satisfy the new collection schedule, no assurances can be given that collections will not slow further, notwithstanding our recent engagement of a sub-servicer to assist with collection of this Portfolio Purchase, as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such slowing of collections could cause us to fall behind the schedule and default on our obligations under the amended Receivable Financing Agreement.

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

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In millions)

Balance at beginning of period	$257.3	$172.7	$146.1	$105.6	$36.1
Acquisitions of finance receivables, net of buybacks	440.9	200.2	126.0	103.7	115.6
Cash collections from debtors applied to principal(1)	(114.4)	(90.4)	(59.6)	(37.6)	(27.4)
Cash collections represented by account sales applied to principal(1)	(29.1)	(23.0)	(39.8)	(25.3)	(18.2)
Impairment/Portfolio writedown	(9.1)	(2.2)	—	(0.3)	(0.5)

Balance at end of period	$545.6	$257.3	$172.7	$146.1	$105.6

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2007	2006	2005
	(In millions)

Aggregate Purchase Price	$440.9	$200.2	$126.0
Aggregate Portfolio Face Amount	10,891.9	5,194.0	3,445.2

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

Schedule of Portfolios by Income Recognition Category

	September 30, 2007		September 30, 2006		September 30, 2005
	Cost	Interest	Cost	Interest	Cost	Interest
	Recovery	Method	Recovery	Method	Recovery	Method
	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios
	(In millions)

Original Purchase Price (at period end)	$101.1	$1,045.4	$50.6	$655.0	$49.3	$454.8
Cumulative Aggregate Managed Portfolios (at period end)	3,961.5	25,464.7	2,205.0	16,332.8	2,168.4	11,339.5
Receivable Carrying Value (at period end)	32.0	513.6	1.1	256.3	0.1	172.6
Finance Income Earned (for the respective period)	2.2	136.2	3.4	97.6	5.4	64.1
Total Cash Flows (for the respective period)	21.2	260.6	3.7	210.8	6.6	162.3

The original purchase price reflects what we paid for the receivables from 1998 through the end of the respective period. The cumulative aggregate managed portfolio balance is the original aggregate amount owed by the borrowers at the end of the respective period. Additional differences between year to year period end balances may result from the transfer of portfolios between the interest method and the cost recovery method. We purchase consumer receivables at substantial discounts from the face amount. We record finance income on our receivables under either the cost recovery or interest method. The receivable carrying value represents the current basis in the receivables after collections and amortization of the original price.

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By account	Income
Year	Sales	Recognized

2007	$54,193,000	$25,164,000
2006	55,035,000	32,041,000
2005	64,731,000	24,918,000

Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on accrual basis portfolios on an annual vintage basis since October 1, 2001 through September 30, 2007.

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
Purchase	Purchase	Including	Remaining	Estimated	as a Percentage
Period	Price(2)	Cash Sales(3)	Collections(4)	Collections(5)	of Purchase Price

2001	$65,120,000	$95,340,000	—	95,340,000	146%
2002	36,557,000	52,346,000	—	52,346,000	143%
2003	115,626,000	195,051,000	3,535,000	198,586,000	172%
2004	103,743,000	160,767,000	1,210,000	161,977,000	156%
2005	126,023,000	155,789,000	59,267,000	215,056,000	171%
2006	200,237,000	149,368,000	160,913,000	310,281,000	155%
2007	384,850,000	69,409,000	460,205,000	529,614,000	138%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Cash collections include: net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining collections.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2007, we recognized finance income of $2.2 million under the cost recovery method because we collected $2.2 million in excess of our purchase price on certain of these portfolios. In addition, we earned $136.2 million of finance income under the interest method based on actuarial computations which, in turn, are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2007, we purchased portfolios with an aggregate purchase price of $440.9 million with a face value (gross contracted amount) of $10.9 billion.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007) Business Combinations (“FASB Statement No. 141R”).FASB Statement No, 141 replaces FASB Statement No. 141 — Business Combinations(“FASB Statement No. 141”) The objective of FASB Statement No. 141R, is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

a. recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

b. recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

c. determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

FASB Statement No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FASB Statement No. 141R applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:

a. the formation of a joint venture

b. the acquisition of an asset or a group of assets that does not constitute a business

c. a combination between entities or businesses under common control

d. a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

FASB Statement No. 141R retains the guidance in FASB Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. FASB Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date.

FASB Statement No. 141 R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Currently, the Company does not anticipate FASB Statement No. 141R will have an impact on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 . (“FASB Statement No. 160”) A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of FASB Statement No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•	the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•	the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•	when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

FASB Statement No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.

FASB Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

FASB Statement No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. . Currently the Company does not anticipate FASB Statement No. 160 will have an impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that the statement, when adopted, will not impact the Company.

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

In September 2006, the FASB issued FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FASB 158”). FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FASB 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB 158 was required to be implemented by the end of our fiscal year 2007. At this time, the Company does not sponsor a defined benefit plan; therefore, there is no impact on the Company with regard to FASB 158.

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

Inflation:

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2007, 2006 and 2005.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2007, our $175 million credit facility, all of which is variable rate debt, had an outstanding balance of $141.7 million and our Receivable Financing Agreement, all of which is variable rate debt, had an outstanding balance of $184.8 million . A 25 basis-point increase in interest rates would have increased our annual interest expense by approximately $600,000 based on the average debt obligation outstanding during the fiscal year. We do not currently invest in derivative financial or commodity instruments.

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

Disclosure Controls and Procedures

a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weaknesses in internal control over financial reporting discussed below.

b) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deficient.

A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our consolidated financial statements for the year ended September 30, 2007, the Company noted the following material weaknesses that became evident to management:

1. The Company had insufficient controls and procedures in place to ensure that information relating to all material arrangements critical to accounting and effective review were available on a timely basis to appropriate financial and accounting personnel, and

2. The Company did not have effective policies and procedures in place to assess the Company’s liquidity and compliance with debt covenants.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal controls over financial reporting in the Company’s fourth fiscal quarter of 2007.

The Company intends to take a number of corrective actions to address the above mentioned material weaknesses as promptly as practicable. These actions are expected to include the establishment of an oversight committee comprised of the Chief Financial Officer and other key management personnel, and if appropriate, members of the audit committee. This committee will review all material transactions with a view to ensuring complete, accurate and timely financial accounting and related disclosure. In addition the Company will undertake a review of its financial reporting processes with an outside consultant and adopt such other procedures as might be necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited management’s assessment, included in the accompanying annual report on Form 10-K, that Asta Funding, Inc. did not maintain effective internal control over financial reporting as of September 30, 2007, based on, criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Asta Funding, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2007:

•	The Company had insufficient controls and procedures in place to assess whether information critical to accurate accounting and disclosure and for the effective review of all material arrangements were available on a timely basis to appropriate financial accounting personnel. Specifically, this control deficiency permitted the following:

A material error in accounting for an arrangement with a third-party collection agency for commissions and fees resulting in an understatement of these costs.

Critical analysis of the timing and amount of cash flows to be generated by certain portfolios were not sufficiently accurate to determine (i) the completeness of the forecasted cash flows included in projections; and (ii) the sufficiency and appropriateness of related disclosures.

As a result of this deficiency, it was necessary for management to incorporate significant additional data that was obtained subsequent to the preparation of their initial projections and disclosures.

•	The Company did not have effective policies and procedures in place to assess and disclose the Company’s liquidity and compliance with debt covenants. As a result of this deficiency, the Company did not previously amend or disclose the need to amend certain debt covenants to facilitate compliance with existing agreements.

The deficiencies noted above resulted in an audit adjustment to the Company’s September 30, 2007 consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2007 consolidated financial statements, and this report does not affect our report dated December 27, 2007 which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that Asta Funding, Inc. did not maintain effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on, the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Asta Funding, Inc. has not maintained effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2007.

/s/  Eisner LLP
EISNER LLP

New York, New York
December 27, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information contained under the caption “Directors, Executive Officers, and Corporate Governance in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2008, is incorporated by reference in response to this Item 10.

We have adopted a Code of Ethics for our Senior Financial Officers that is incorporated into this Form 10-K in Exhibit 14.1.

Item 11.	Executive Compensation.

Information contained under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2008 is incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2008 is incorporated herein by reference in response to this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information contained under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2008 is incorporated by reference in response to this Item 13.

Item 14.	Principal Accounting Fees and Services.

Information contained under the caption “Principal Accounting Fees and Services” in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2008 is incorporated by reference in response to this Item 14.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibits designated by the symbol † are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

(a) The following documents are filed as part of this report

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8

2. Exhibits

Exhibit
Number

3.1	Certificate of Incorporation.(1)
3.2	Amendment to Certificate of Incorporation(3)
3.3	By laws.(2)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)†
10.2	Asta Funding, Inc. 2002 Stock Option Plan(3)†
10.3	Asta Funding, Inc. Equity Compensation Plan(6)†
10.4	Third Amended and Restated Loan and Security Agreement dated May 11, 2004, between the Company and Israel Discount Bank of NY(5)
10.5	Fourth Amended and Restated Loan and Security Agreement dated July 10, 2006, between the Company and Israel Discount Bank of NY(7)
10.6	Lease agreement between the Company and 210 Sylvan Avenue LLC dated July 29, 2005(8)
10.7	Receivables Finance Agreement dated March 2, 2007 between Company and the Bank of Montreal(10)
10.8	Subservicing Agreement between the Company and the Subservicer dated March 2, 2007(17)
10.9	Purchase and Sale Agreement dated February 5, 2007(11)
10.10	Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated March 30, 2007, between the Company and Israel Discount Bank(12)
10.11	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated May 10, 2007, between the Company and Israel Discount Bank(13)
10.12	Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated June 27, 2007, between the Company and Israel Discount Bank(14)
10.13	First Amendment to the Receivables Finance Agreement dated July 1, 2007 between the Company and Bank of Montreal(15)
10.14	Sixth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated December 4, 2007, between the Company and Israel Discount Bank(16)
10.15	Second Amendment to the Receivables Financing Agreement dated December 27, 2007*
14.1	Code of Ethics for Senior Financial Officers(4)
21.1	Subsidiaries of the Company(9)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit
Number

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to an Exhibit to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1999.

(3)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(4)	Incorporated by reference to Exhibit 14.1 to Asta Funding’s Annual Report on form 10-K for the year ended September 30, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed May 19, 2004.

(6)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed July 12, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed August 2, 2005.

(9)	Incorporated by reference to Exhibit 21.1 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2006.

(10)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(11)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed February 9, 2007

(12)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(13)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(14)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007

(15)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 10, 2007

(17)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	President, Chief Executive Officer and Director	December 28, 2007

/s/ Mitchell Cohen Mitchell Cohen	Chief Financial Officer Principal Financial and Accounting Officer	December 28, 2007

/s/ Arthur Stern Arthur Stern	Chairman of the Board and Executive Vice President	December 28, 2007

/s/ Herman Badillo Herman Badillo	Director	December 28, 2007

/s/ Edward Celano Edward Celano	Director	December 28, 2007

/s/ Harvey Leibowitz Harvey Leibowitz	Director	December 28, 2007

/s/ David Slackman David Slackman	Director	December 28, 2007

/s/ Alan Rivera Alan Rivera	Director	December 28, 2007

/s/ Louis A. Piccolo Louis A. Piccolo	Director	December 28, 2007

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and 2006

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. as of September 30, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Asta Funding, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 27, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Eisner LLP
EISNER LLP

New York, New York
December 27, 2007

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2007	2006

ASSETS
Cash and cash equivalents	$4,525,000	$7,826,000
Restricted cash	5,694,000
Consumer receivables acquired for liquidation (at net realizable value)	545,623,000	257,275,000
Due from third party collection agencies and attorneys	4,909,000	3,062,000
Investment in venture	2,040,000	5,965,000
Furniture and equipment (net of accumulated depreciation of $2,048,000 in 2007 and $1,769,000 in 2006)	793,000	1,101,000
Deferred income taxes	12,349,000	7,577,000
Other assets	4,323,000	5,034,000

	$580,256,000	$287,840,000

LIABILITIES
Advances under lines of credit	$326,466,000	$82,811,000
Other liabilities	7,537,000	4,338,000
Dividends payable	557,000	6,052,000
Income taxes payable	8,161,000	10,377,000

Total liabilities	342,721,000	103,578,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; Issued — none Common stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 13,918,158 shares in 2007 and 13,755,157 in 2006	139,000	138,000
Additional paid-in capital	65,030,000	61,803,000
Retained earnings	172,366,000	122,321,000

Total stockholders’ equity	237,535,000	184,262,000

	$580,256,000	$287,840,000

See Notes to Consolidated Financial Statement

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2007	2006	2005

Revenues:
Finance income	$138,356,000	$101,024,000	$69,479,000
Other income	2,181,000	405,000
Equity in earnings of venture	225,000	550,000

	140,762,000	101,979,000	69,479,000

General and administrative expenses	25,450,000	18,268,000	15,340,000
Interest expense	18,246,000	4,641,000	1,853,000
Impairments	9,097,000	2,245,000

	52,793,000	25,154,000	17,193,000

Income before provision for income taxes	87,969,000	76,825,000	52,286,000
Provision for income taxes	35,703,000	31,060,000	21,290,000

Net income	$52,266,000	$45,765,000	$30,996,000

Basic net income per share	$3.79	$3.36	$2.29

Diluted net income per share	$3.56	$3.13	$2.15

Weighted average shares:
Basic	13,807,838	13,637,406	13,543,580
Diluted	14,691,861	14,615,148	14,410,275

See Notes to Consolidated Financial Statement

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, September 30, 2004	13,432,594	$134,000	$59,184,000	$55,148,000	$114,466,000
Exercise of options	162,730	2,000	1,417,000		1,419,000
Tax benefit arising from exercise of non qualified stock options			197,000		197,000
Dividends				(1,901,000)	(1,901,000)
Net income				30,996,000	30,996,000

Balance, September 30, 2005	13,595,324	136,000	60,798,000	84,243,000	145,177,000
Exercise of options	159,833	2,000	870,000		872,000
Tax benefit arising from exercise of non qualified stock options			30,000		30,000
Dividends				(7,687,000)	(7,687,000)
Compensation expense			105,000		105,000
Net income				45,765,000	45,765,000

Balance, September 30, 2006	13,755,157	138,000	61,803,000	122,321,000	184,262,000
Exercise of options	95,001	1,000	1,328,000		1,329,000
Restricted stock granted	68,000
Stock based compensation expense			1,140,000		1,140,000
Tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			759,000		759,000
Dividends				(2,221,000)	(2,221,000)
Net income				52,266,000	52,266,000

Balance, September 30, 2007	13,918,158	$139,000	$65,030,000	$172,366,000	$237,535,000

See Notes to Consolidated Financial Statement

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2007	2006	2005

Cash flows from operating activities:
Net income	$52,266,000	$45,765,000	$30,996,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	841,000	575,000	485,000
Deferred income taxes	(4,772,000)	(7,730,000)	109,000
Impairments of consumer receivables acquired for liquidation	9,097,000	2,245,000
Stock based compensation	1,140,000	105,000
Changes in:
Due from third party collection agencies and attorneys	(1,847,000)	(1,637,000)	(588,000)
Other assets	(2,324,000)	(191,000)	622,000
Income taxes payable	(2,216,000)	9,134,000	(182,000)
Other liabilities	3,390,000	632,000	615,000

Net cash provided by operating activities	55,575,000	48,898,000	32,057,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(440,895,000)	(200,237,000)	(113,537,000)
Principal payments received from collection of consumer receivables acquired for liquidation	114,421,000	90,450,000	59,648,000
Principal payments received from collections represented by sales of consumer receivables acquired for liquidation	29,029,000	22,994,000	39,813,000
Investment in venture		(7,810,000)
Cash distribution received from venture	3,925,000	1,845,000
Purchase of other investments	(5,777,000)	(2,862,000)
Collections on other investments	8,251,000
Acquisition of businesses, net of cash acquired		(1,406,000)	(13,521,000)
Capital expenditures	(163,000)	(423,000)	(685,000)
Deposit on receivable purchase			7,288,000

Net cash used in investing activities	(291,209,000)	(97,449,000)	(20,994,000)

Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	243,655,000	53,526,000	(10,070,000)
Change in restricted cash	(5,694,000)
Dividends paid	(7,716,000)	(2,110,000)	(1,894,000)
Proceeds from exercise of stock options	1,329,000	872,000	1,419,000
Tax benefit arising from exercise of non-qualified stock options	759,000	30,000	197,000

Net cash provided by (used in) financing activities	232,333,000	52,318,000	(10,348,000)

Net (decrease) increase in cash and cash equivalents	(3,301,000)	3,767,000	715,000
Cash and cash equivalents at beginning of year	7,826,000	4,059,000	3,344,000

Cash and cash equivalents at end of year	$4,525,000	$7,826,000	$4,059,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$16,644,000	$4,766,000	$1,927,000

Income taxes	$41,932,000	$29,535,000	$21,244,000

See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007 and 2006

Note A —	The Company and its Significant Accounting Policies

[1] The Company:

Asta Funding, Inc., together with its wholly owned subsidiaries, (the “Company”) is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. Charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables — accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in a venture, representing a 25% interest, is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

[3] Cash and cash equivalents and restricted cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

The Company maintains cash balances in various financial institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances may, from time to time, exceed FDIC limits.

On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, and other affiliates (collectively, the “Sellers”), under which we agreed to acquire a portfolio of approximately $6.9 billion in face value receivables (the “Portfolio Purchase”) for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio Purchase (now owned by Palisades Acquisition XVI, LLC (“Palisades XVI”)) predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments. The transaction was consummated on March 5, 2007. To finance this purchase, the Company entered into a Receivables Financing Agreement with a major financial institution as the funding source, consisting of debt with full recourse only to Palisades XVI, and bearing an interest rate which approximates 170 basis points over LIBOR. The term of the agreement is three years. All assets of Palisades XVI, principally the Portfolio, are pledged to secure such borrowing.

As part of the Receivables Financing Agreement all proceeds received as a result of the net collections from the Portfolio Purchase are to be applied to interest and principal of the underlying loan. The restricted cash at September 30, 2007 represents cash on hand designated to be paid to our lender on the tenth day of the subsequent month of the collections received.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Such write down is classified as an impairment. See Note A [6] for more information on impairments. Income on finance receivables is earned based on each static pool’s effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly.

The Company’s analysis of the timing and amount of cash flows to be generated by the portfolio purchases are based on the following attributes:

•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that certain states have exhibited better collection histories than others and this characteristic is factored in when estimating the initial cash flow expectations.

•	the average balance of the receivables influences the analysis as that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more suitable for a suit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, the Company is able to factor these variables into the initial estimate of cash flows;

•	the age of the receivables, the number of days since charge-off, the payments, if any, since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in the estimation process since, for example, older receivables might be more difficult to collect in amount and/or require more time to collect;

•	past history and performance of similar assets acquired. As the Company purchases portfolios of like assets, it analyzes the like tendencies of debtor repayments and factors this into the initial estimate of expected cash flows;

•	the Company’s ability to analyze accounts and resell accounts that meet certain criteria, such as the age of the receivable, the status of the receivables (paying or non-paying) and the selling price it can obtain; and

•	estimating the Company’s ability to locate debtors to their jobs, properties and other assets found within portfolios. With the Company’s business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the suit strategy and conversely, debtors without jobs or property are less likely to repay their obligation. While the Company believes that debtors with jobs or property are more likely to repay, it also believes that these debtors generally might take longer to repay and that is factored into the initial expected cash flows.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of the Company’s acquisition of the accounts. The amount paid for a portfolio of accounts reflects the determination that it is probable the Company will be unable to collect all amounts due according to the portfolio of accounts contractual terms.

The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.

The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that the Company believes the estimated cash flow offers an adequate return on the Company’s acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom the Company has limited experience, the Company solicits third party servicers input on liquidation rates and, at times, incorporates such input into the estimates used for the expected cash flows.

Typically, when purchasing portfolios for which the Company has the experience detailed above, the Company has expectations of achieving a 100% return on its invested capital back within an 18-28 month time frame and expectations of generating in the range of 130-150% of the invested capital over 3-5 years. Currently, the Company uses this as the basis for establishing the original cash flow estimates for portfolio purchases. The Company routinely monitors these results against the actual cash flows and, in the event the cash flows are below expectations and the Company believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of expectations and the reason is due to timing, the Company would defer the recognition of the “excess” collections by recording such excess as deferred revenue. Such excess is presented in the accompanying balance sheet as a reduction of the carrying amount of the consumer receivables acquired for liquidation.

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

[6] Impairments:

The Company accounts for its impairments in accordance with SOP 03-3. This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as an impairment. This SOP became effective October 1, 2005. Implementation of this SOP will make it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. Impairments of $9.1 million were recorded during the fiscal year ended September 30, 2007 as compared to $2.2 million in the prior year.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

[7] Income taxes:

Deferred federal and state taxes arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, and (iii) investee income recognized on the equity method, all resulting in timing differences between financial accounting and tax reporting.

[8] Net income per share:

Basic per share data is determined by dividing net income by the weighted average shares outstanding during the period. Diluted per share data is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The assumed proceeds from the exercise of dilutive options are calculated using the treasury stock method based on the average market price for the period.

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2007, 2006 and 2005:

	2007			2006			2005
		Weighted	Per		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic	$52,266,000	13,807,838	$3.79	$45,765,000	13,637,406	$3.36	$30,996,000	13,543,580	$2.29

Dilutive effect of stock Options		884,023			977,742			866,695

Diluted	$52,266,000	14,691,861	$3.56	$45,765,000	14,615,148	$3.13	$30,996,000	14,410,275	$2.15

[9] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. With respect to income recognition under the interest method, the Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy involved to maximize the collections thereof, the time required to implement the collection strategy as well as other factors to estimate the anticipated cash flows. Actual results could differ from those estimates including management’s estimates of future cash flows and the resultant allocation of collections between principal and interest resulting therefrom. Downward revisions to estimated cash flows will result in impairments.

[10] Stock-based compensation:

The Company accounts for stock-based employee compensation under Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R, which the Company adopted October 1, 2005, requires that compensation expense associated with stock options be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

Effective September 30, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees, officers and directors under the Company’s stock option plans. In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevented the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 44 requires the Company to recognize compensation expense under certain circumstances, such as the change in the vesting schedule, that would allow an employee to vest in an option that would have otherwise been forfeited

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

based on the award’s original terms. The Company is required to recognize compensation expense over the new expected vesting periods based on estimates of the numbers of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. Of the 587,000 stock options that were affected by the acceleration of the vesting of all stock options as of September 30, 2005, 133,000 shares would not have vested at September 30, 2007, had it not been for the acceleration of the vesting. Of the 133,000 shares, 127,000, or 95.1%, are attributable to officers and directors of the Company. All of the accelerated options, absent the acceleration, vested effective November 16, 2007. The primary purpose of the accelerated vesting was to eliminate the compensation expense the Company would otherwise have recognized in its income statement with respect to these accelerated stock options based upon the adoption of SFAS 123R.

Pro-forma net income for the year ended September 30, 2005 if the fair value based method as prescribed by disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation and SFAS No. 148 Accounting for Stock Based Compensation — Transition and Disclosure” is displayed in the following table.

Year
Ended September 30,
2005

Net income as reported	$30,996,000
Stock based compensation expense determined under fair value method, net of related tax effects	(3,746,000)

Pro forma net income	$27,250,000

Earnings per share:
Basic — as reported	$2.29

Basic — pro forma	$2.01

Diluted — as reported	$2.15

Diluted — pro forma	$1.89

The weighted average fair value of the options granted during 2005 was $18.44 per share on the dates of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0.8%, weighted average volatility 40%, expected life 10 years, weighted average risk free interest rate of 4.19%.

[11] Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007) Business Combinations (“FASB Statement No. 141R”). FASB Statement No, 141R replaces FASB Statement No. 141 — Business Combinations (“FASB Statement No. 141”) The objective of FASB Statement No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:

a. recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

b. recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

c. determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

FASB Statement No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FASB Statement No. 141R applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:

a. the formation of a joint venture;

b. the acquisition of an asset or a group of assets that does not constitute a business;

c. a combination between entities or businesses under common control; and

d. a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

FASB Statement No. 141R retains the guidance in FASB Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. . FASB Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date.

FASB Statement No. 141 R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Currently the Company does not anticipate that FASB Statement No. 141R will have an impact on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 . (“FASB Statement No. 160”) A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of FASB Statement No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•	the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•	the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•	when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

FASB Statement No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.

FASB Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

FASB Statement No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently the Company does not anticipate that FASB Statement No. 160 will have an impact on the Company’s financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, this Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that the statement, when adopted, will not impact the Company.

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

In September 2006, the FASB issued FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FASB 158”) FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FASB 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB 158 was required to be implemented by the end of the Company’s fiscal year 2007. At this time, the Company does not sponsor a defined benefit plan; therefore there is no impact on the Company with regard to FASB 158.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for the Company’s financial statements issued for the fiscal year beginning October 1, 2008. The Company does not expect the adoption of FASB Statement No. 157 to have a material impact on its financial reporting, and is currently evaluating the impact, if any, the adoption of FASB Statement No. 157 will have on the disclosure requirements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

interim periods, disclosure and transition. FIN 48 will be effective for the fiscal year beginning October 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the financial reporting and disclosure.

[12] Reclassifications:

Certain items in prior years’ financial statements have been reclassified to conform to current year’s presentation.

Note B —	Consumer Receivables Acquired For Liquidation

Accounts acquired for liquidation are stated at their net realizable value and consist primarily of defaulted consumer loans to individuals throughout the country.

Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of SOP 03-3. Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Income on finance receivables is earned based on each static pool’s effective IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly.

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

The Company accounts for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for substantially all asset acquisitions within these classes of receivables when it believe it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies the acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Over time, as the Company continues to purchase asset classes in which it believes it has the requisite expertise and experience, the Company is more likely to utilize the interest method to account for such purchases.

Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly the Company did not aggregate such loans under Practice Bulletin 6 as the underlying collateral had similar characteristics. After SOP 03-3 was adopted by the Company beginning with the Company’s fiscal year 2006, the Company began to aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivable; and

•	same type of asset class (credit cards, telecom etc.)

The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. The analysis includes the following variables:

•	The number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	number of days since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	the Company’s ability to analyze accounts and resell accounts that meet the criteria for resale;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into the cash flow analysis;

•	jobs or property of the debtors found within portfolios-with the Company’s business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.

The Company obtains and utilizes as appropriate input from third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Year Ended September 30, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total

Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	390,350,000	50,545,000	440,895,000
Net cash collections from collection of consumer receivables acquired for liquidation(1)	(213,135,000)	(14,478,000)	(227,613,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(47,502,000)	(6,691,000)	(54,193,000)
Transfer to cost recovery(2)	(4,478,000)	4,478,000
Impairments	(9,097,000)		(9,097,000)
Finance income recognized(3)	136,178,000	2,178,000	138,356,000

Balance, end of period	$508,515,000	$37,108,000	$545,623,000

Revenue as a percentage of collections	52.2%	10.3%	49.1%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company has successfully negotiated the return to the seller. The portfolio was returned on July 31, 2007.

(3)	Includes $23.9 million derived from fully amortized interest method pools.

	For the Year Ended September 30, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total

Balance, beginning of period	$172,636,000	$91,000	$172,727,000
Acquisitions of receivable portfolios, net	200,237,000		200,237,000
Net cash collections from collection of consumer receivables acquired for liquidation	(155,960,000)	(3,473,000)	(159,433,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(54,800,000)	(235,000)	(55,035,000)
Transfer to cost recovery	(1,291,000)	1,291,000
Impairments	(2,245,000)		(2,245,000)
Finance income recognized(4)	97,622,000	3,402,000	101,024,000

Balance, end of period	$256,199,000	$1,076,000	$257,275,000

Revenue as a percentage of collections	46.3%	91.7%	47.1%

(4)	Includes $4.4 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of September 30, 2007 the Company had $545,623,000 in consumer receivables acquired for liquidation, of which $508,515,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2008	$180,559,000
September 30, 2009	156,531,000
September 30, 2010	123,420,000
September 30, 2011	63,864,000
September 30, 2012	2,820,000

527,194,000
Deferred revenue	(18,679,000)

Total	$508,515,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of September 30, 2007. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the fiscal year ended September 30, 2007 and 2006 are as follows:

Year Ended
September 30,
2007

Balance at beginning of period, October 1, 2006	$148,900,000 *
Income recognized on finance receivables, net	(136,178,000)
Additions representing expected revenue from purchases	144,764,000
Impairments	(3,345,000)
Reclassifications from nonaccretable difference	22,474,000

Balance at end of period, September 30, 2007	$176,615,000

	Year Ended
	September 30,
	2006

Balance at beginning of period, October 1, 2005	$94,022,000
Income recognized on finance receivables, net	(97,622,000)
Additions representing expected revenue from purchases	103,061,000
Impairments	(151,000)
Reclassifications from nonaccretable difference	49,590,000	*

Balance at end of period, September 30, 2006	$148,900,000	*

*	Revised to reflect zero basis income recognized.

During the year ended September 30, 2007, the Company purchased $10.9 billion of face value charged-off consumer receivables at a cost of approximately $440.9 million. This includes a portfolio with an approximate value of $4.5 million that was recently returned to the seller at the Company’s original cost and put backs of purchased accounts returned to the seller totaling $5.5 million. During the year ended September 30, 2006, the Company purchased $5.2 billion of face value charged-off consumer receivables at a cost of $200.2 million. At September 30, 2007, the estimated remaining net collections on the receivables purchased during the fiscal year ended September 30, 2007 are $460.2 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2007 and 2006, respectively.

	For the Years Ended, September 30,
	2007	2006

Gross collections(1)	$398,432,000	$320,203,000
Commissions and fees(2)	116,626,000	105,735,000

Net collections	$281,806,000	$214,468,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Finance income recognized on collections represented by account sales was $25.2 million, $32.0 million and $24.9 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Note C —	Acquisition

In February 2006, the Company acquired VATIV Recovery Solutions, LLC (“VATIV”) for approximately $1.4 million in cash. VATIV provides bankruptcy and deceased account servicing. The purchase price has been allocated to goodwill. The revenue and operating results of VATIV are immaterial to the Company.

Note D —	Investment In Venture

In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the next 12 to 24 months. From the inception of the venture in 2006, through September 30, 2007, distributions from the venture to the Company were $6,545,000. During fiscal year 2007, the Company received distributions in the amount of $4,150,000, of which $3,925,000 has been classified as investing activities.

Note E — Furniture and Equipment

Furniture and equipment as of September 30, 2007 and 2006 consist of the following:

	2007	2006

Furniture	$307,000	$307,000
Equipment	2,534,000	2,563,000

	2,841,000	2,870,000
Less accumulated depreciation	2,048,000	1,769,000

Balance, end of period	$793,000	$1,101,000

Depreciation expense for the years ended September 30, 2007, 2006 and 2005 aggregated $279,000, $324,000 and $272,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note F —	Advances Under Lines of Credit

On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility increased to $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement is three years. The applicable rate at September 30, 2007 and 2006 respectively was 7.75% and 7.25%. The average interest rate excluding unused credit line fees for the years ended September 30, 2007 and 2006, respectively was 7.61% and 6.97%. The outstanding balance on this line of credit was approximately $141.7 million as of September 30, 2007.

On December 4, 2007, the Company entered in to the Sixth Amendment to the Fourth Restated Loan Agreement temporarily increasing the line of credit from $175 million to $185 million. See Note O — Subsequent Events for more information.

Additionally, in March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), an affiliate of the Company, borrowed approximately $227 million under a new Receivables Financing Agreement, as amended in July 2007, with a major financial institution, in order to purchase a portfolio of approximately $6.9 billion in face value receivables for a purchase price of $300 million (plus 20% of net payments after the Company recovers 150% of its purchase price plus cost of funds). The debt is full recourse only to Palisades XVI, and bears an interest rate of approximately 170 basis points over LIBOR. The applicable rate at September 30, 2007 was 7.46%. The average interest rate from the inception of the Receivable Financing Agreement through September 30, 2007 was 7.06%. The term of the agreement is three years. All proceeds received as a result of the net collections from this portfolio are applied to interest and principal of the underlying loan. The portfolio is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged a subservicer for the portfolio. As of September 30, 2007, the outstanding balance on this loan was approximately $184.8 million and the carrying amount of the portfolio’s assets collateralizing this debt was $265.5 million.

See Note O — Subsequent Events for paydown of Receivable Financing Agreement by a subsidiary and amendment to the Receivable Financing Agreement.

The Company’s total average debt obligation for the year ended September 30, 2007 was approximately $241.5 million, with an average interest rate of 7.34%.

Note G —	Other Liabilities

Other liabilities as of September 30, 2007 and 2006 are as follows:

	2007	2006

Accounts payable and accrued expenses	$6,998,000	$3,205,000
Other	539,000	1,133,000

Total other liabilities	$7,537,000	$4,338,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note H —	Income Taxes

The components of the provision for income taxes for the years ended September 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Current:
Federal	$30,476,000	$29,206,000	$15,947,000
State	9,999,000	9,584,000	5,234,000

	40,475,000	38,790,000	21,181,000

Deferred:
Federal	(3,593,000)	(5,820,000)	82,000
State	(1,179,000)	(1,910,000)	27,000

	(4,772,000)	(7,730,000)	109,000

Provision for income taxes	$35,703,000	$31,060,000	$21,290,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized as follows:

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	5.8	5.8	5.8
Other	(0.2)	(0.4)	(0.1)

Effective income tax rate	40.6%	40.4%	40.7%

The Company recognized a net deferred tax asset of $12,349,000 and $7,577,000 as of September 30, 2007 and 2006, respectively. The components are as follows:

	September 30,	September 30,
	2007	2006

Deferred revenue	$7,564,000	7,062,000
Impairments	4,594,000	909,000
Compensation expense	505,000	—
Equity in venture	(314,000)	(223,000)
Other	—	(171,000)

Net deferred asset	$12,349,000	$7,577,000

Note I —	Commitments and Contingencies

Employment Agreements

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey; Bethlehem, Pennsylvania; and Sugar Land, Texas. The leases are operating leases, and the Company incurred related rent expense in the amounts of $526,000, $381,000 and $381,000 during the years ended September 30, 2007, 2006 and 2004, respectively. The future minimum lease payments are as follows:

Year
Ending
September 30,

2008	$446,000
2009	445,000
2010	313,000
2011	31,000
2012	—

$1,235,000

Contingencies

In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to its business and financial condition. As of September 30, 2007, the Company was not involved in any material litigation in which it was a defendant.

During 2006, a subsidiary of the Company received subpoenas from three jurisdictions to produce information in connection with debt collection practices in those jurisdictions. The Company has fully cooperated with the issuing agencies and has provided the requested documentation. One jurisdiction has closed the case with no action taken against the Company. The Company has not made any provision with respect to the remaining matters in the financial statements as the nature of these matters constitute information requests only.

In the course of conducting its business, the Company is required by certain of the jurisdictions within which it operates to obtain licenses and permits to conduct its collection activities. The Company has been notified by one such jurisdiction that it did not operate for a period of time from February 1, 2005 to April 17, 2006 with the proper license. The Company did not make any provision for such matter in its financial statements. There has been no communication from the jurisdiction regarding this matter for over a year. Currently, the Company is properly licensed in this jurisdiction.

Note J —	Stock Option Plans

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The general purpose of the Equity Compensation Plan is to provide an incentive to the Company’s employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of the business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out the long range plans and securing growth and financial success.

The Board believes that the Equity Compensation Plan will advance the Company’s interests by enhancing its ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions to the Company’s success; (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account the Company’s long-term interests through ownership of the Company’s shares.

The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 932,000 were available as of September 30, 2007. As of September 30, 2007, approximately 172 of the Company’s employees were eligible to participate in the Equity Compensation Plan. Future grants under the Equity Compensation Plan have not yet been determined.

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 were available as of September 30, 2007. As of September 30, 2007, approximately 172 of the Company’s employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding options at the beginning of year	1,414,439	$9.45	1,580,605	$9.11	1,364,171	$6.27
Options granted	18,000	28.75		0.00	422,500	18.44
Options cancelled		0.00	(6,333)	22.36	(43,002)	12.21
Options exercised	(95,001)	13.99	(159,833)	5.51	(163,064)	8.70

Outstanding options at the end of year	1,337,438	$9.39	1,414,439	$9.45	1,580,605	$9.11

Exercisable options at the end of year	1,325,438	$9.21	1,414,439	$9.45	1,580,605	$9.11

The Company recognized $141,000 of compensation expense related to 18,000 stock options granted during the fiscal year ended September 30, 2007. As of September 30, 2007, there was $135,000 of unrecognized compensation cost related to unvested stock options. The Company recognized $105,000 of stock based compensation expense in fiscal year 2006.

The intrinsic value of options exercised during the fiscal years ended September 30, 2007 and 2006, was $2.1 million and $4.6 million, respectively.

The aggregate intrinsic value of the outstanding and exercisable options as of September 30, 2007 and 2006 was $38.6 million and $40.4 million, respectively.

The following table summarizes information about the plans’ outstanding options as of September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$ 0.8100 - $ 2.8750	600,000	2.5	$2.0208	600,000	$2.0208
$ 2.8751 - $ 5.7500	106,667	5.1	4.7250	106,667	4.7250
$ 5.7501 - $ 8.6250	12,000	4.1	5.9600	12,000	5.9600
$14.3751 - $17.2500	218,611	6.2	15.0355	218,611	15.0355
$17.2501 - $20.1250	382,160	7.0	18.2217	382,160	18.2217
$25.8751 - $28.7500	18,000	9.2	28.7500	6,000	28.7500

	1,337,438	5.8	$9.3881	1,325,438	$9.2128

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about restricted stock transactions:

	Year Ended	Weighted
	September 30, 2007	Average Grant Date
	Shares	Fair Value

Unvested at the beginning of period	0	$0.00
Awards granted	68,000	28.75
Vested	(22,667)	28.75
Forfeited	0	0.00

Unvested at the end of period	45,333	$28.75

The Company recognized $999,000 of compensation expense related to 68,000 shares of restricted stock granted during the fiscal year ended September 30, 2007. As of September 30, 2007, there was $956,000 of unrecognized compensation cost related to unvested restricted stock.

The Company recognized a total of $1,140,000 in compensation expense in fiscal year 2007 for both stock options and restricted stock grants. As of September 30, 2007, there was a total of $1,091,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants.

Note K —	Stockholders’ Equity

During the year ended September 30, 2007, the Company declared quarterly cash dividends aggregating $2,221,000 which includes $0.04 per share, per quarter, of which $557,000 was accrued as of September 30, 2007 and paid November 1, 2007. During the year ended September 30, 2006, the Company declared quarterly cash dividends aggregating $7,687,000 which includes $0.04 per share, per quarter, plus a special dividend of $0.40 per share which in total amounted to $6,052,000 and was paid November 1, 2006. During the year ended September 30, 2005 the Company declared quarterly cash dividends aggregating $1,901,000 ($0.035 per share, per quarter) of which $476,000 was paid November 1, 2005. The Company expects to pay a regular cash dividend in future quarters.

This will be at the discretion of the board of directors and will depend upon the Company’s financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends.

Note L —	Retirement Plan

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2007, 2006 and 2005 were $117,000, $96,000 and $70,000, respectively.

Note M —	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The following summarizes the information as of September 30, 2007 and 2006 about the fair value of the financial instruments recorded on the Company’s financial statements in accordance with SFAS 107:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash, and cash equivalents	$4,525,000	$4,525,000	$7,826,000	$7,826,000
Consumer receivables acquired for liquidation	545,623,000	604,000,000	257,275,000	346,300,000
Advances under lines of credit, notes payable and Due to affiliates	326,466,000	326,466,000	82,811,000	82,811,000

The methodology and assumptions utilized to estimate the fair value of the Company’s financial instruments are as follows:

Cash and cash equivalents:

The carrying amount approximates fair value.

Consumer receivables acquired for liquidation:

The Company has estimated the fair value based on the present value of expected future cash flows.

Advances under lines of credit, notes payable and due to affiliates:

Since these are variable rate and short-term, the carrying amounts approximate fair value.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note N — Summarized Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2007
Total revenue	$25,645,000	$33,083,000	$38,938,000	$43,096,000	$140,762,000
Income before provision for income taxes	19,038,000	21,102,000	25,777,000	22,052,000	87,969,000
Net income	11,326,000	12,552,000	15,308,000	13,080,000	52,266,000
Basic net income per share	$0.82	$0.91	$1.10	$0.94	$3.79
Diluted net income per share	$0.77	$0.85	$1.03	$0.88	$3.56
2006
Total revenue	$20,260,000	$24,829,000	$26,426,000	$30,464,000	$101,979,000
Income before provision for income taxes	15,645,000	18,679,000	19,810,000	22,691,000	76,825,000
Net income	9,312,000	11,103,000	11,780,000	13,570,000	45,765,000
Basic net income per share	$0.68	$0.82	$0.86	$0.99	$3.36
Diluted net income per share	$0.64	$0.76	$0.80	$0.93	$3.13
2005
Total revenue	$13,830,000	$16,662,000	$19,028,000	$19,959,000	$69,479,000
Income before provision for income taxes	10,379,000	12,241,000	14,363,000	15,303,000	52,286,000
Net income	6,175,000	7,281,000	8,536,000	9,004,000	30,996,000
Basic net income per share	$0.46	$0.54	$0.63	$0.66	$2.29
Diluted net income per share	$0.43	$0.51	$0.59	$0.62	$2.15

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

Note O —	Subsequent events

The Company purchased portfolios of consumer receivables with a face value of $965 million and a purchase price of $33.4 million subsequent to September 30, 2007. Included in the portfolio purchases is one portfolio purchased from a major financial institution located in a South American country in the amount of approximately $8.0 million. As a result of this purchase, the Company will be exposed to currency rate fluctuations as the collections on this portfolio will be denominated in the local currency of the South American country. Additionally, our investment could also be exposed to the same currency risk. A strengthened U.S. dollar could decrease the U.S. dollar equivalent of the local currency collections, and our currency conversion to U.S. dollars would suffer.

As of September 30, 2007, Palisade XVI, the Company’s indirect wholly-owned subsidiary, was required to remit an additional $13.1 million to its lender in order to be in compliance under the Receivable Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under its current revolving credit facility and causing another of its subsidiaries to purchase a portion of the Portfolio from Palisade XVI at a price of $13.1 million prior to the measurement date under the Receivable Financing Agreement.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that temporarily increases the total revolving loan commitment from $175,000,000 to $185,000,000. The temporary increase of $10,000,000 is required to be repaid by February 29, 2008. In the event the increase is not repaid by February 29, 2008, the then outstanding portion of the temporary increase shall be repaid over a six month period.

In December, 2007, the Company negotiated an agreement with a third party servicer, to assist the Company in the asset location, skiptracing efforts and ultimately the suing of debtors with respect to the Portfolio Purchase. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company will pay this third party servicer a monthly fee of $275,000 per month for twenty four months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee began in May 2007.

On December 27, 2007, the Company entered into the second amendment of its Receivable Financing Agreement. As the actual collections have been slower than the minimum collections scheduled under the original agreement, which contemplated sales of accounts which have not occurred, the lender and the Company agreed to a lower amortization schedule which does not contemplate the sales of accounts. The effect of this reduction is to extend the payments of the loan from approximately 25 months to approximately 31 months. The lender has charged the Company a fee of $475,000.