Form 10-K/A
period 2007-09-30
ASTA FUNDING INC
filed 2008-02-11
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number: 0-26906
ASTA FUNDING, INC.
(Exact Name of Registrant Specified in its Charter)

Delaware	22-3388607
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No).

210 Sylvan Avenue, Englewood	07632
Cliffs, NJ	(Zip Code)
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
     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $456,419,000, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     As of February 1, 2008, the registrant had [                    ] shares of Common Stock issued and outstanding.

FORM 10-K/A

PART II
Item 9A. Controls and Procedures

PART IV
Item 15. Exhibits and Financial Statement Schedules

Signatures
Certifications

EX-31.1: CERTIFICATION

EX-31.2: CERTIFICATION

EX-32.1: CERTIFICATION

EX-32.2: CERTIFICATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
Explanatory Note
     This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended September 30, 2007 (the “Annual Report”) is being filed to correct the format and presentation of information contained in Item 9A of the Annual Report and to specifically include the Management’s Annual Report on Internal Control Over Financial Reporting. Information relevant to the Management’s Annual Report on Internal Control Over Financial Reporting had been included under the heading “Disclosure Controls and Procedures” of Item 9A of the Annual Report. Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.
Caution Regarding Forward Looking Statements
     This Amendment No. 1 contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described under “Risk Factors” and “Critical Accounting Policies” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, as amended by this Amendment No. 1. Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of the Annual Report or this Amendment No. 1, as the case may be. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us”, “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were deficient and not effective as of the end of the period covered by the Annual Report in timely providing them with the material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act because of the material weaknesses in internal control over financial reporting discussed in Management’s Annual Report on Internal Control Over Financial Reporting below.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were deficient for the reasons set forth below.
Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment the Company believes that, as of September 30, 2007, the Company’s internal control over financial reporting was not effective based on those criteria.
     The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. The Company’s internal control over financial reporting includes those policies and procedures that:
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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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

     A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of the Company’s consolidated financial statements for the year ended September 30, 2007, the Company noted the following material weaknesses that became evident to management:
          1. the Company had insufficient controls and procedures in place to ensure that information relating to all material arrangements critical to accounting and effective review were available on a timely basis to appropriate financial and accounting personnel; and
          2. the Company did not have effective policies and procedures in place to assess the Company’s liquidity and compliance with debt covenants.
          Eisner LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in the Annual Report issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of September 30, 2007. Eisner’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included in its Report of Independent Registered Public Accounting Firm, dated December 27, 2007.
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

Part IV
Item 15. Exhibits, Financial Statement Schedules.
     The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
     The Company undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.
     The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.
     2. Exhibits

Exhibit
Number
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
Gary Stern
President and Chief Executive Officer (Principal Executive Officer) Dated: February 11, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	President, Chief Executive Officer and Director	February 11, 2008

/s/ Mitchell Cohen Mitchell Cohen	Chief Financial Officer Principal Financial and Accounting Officer	February 11, 2008

/s/ Arthur Stern Arthur Stern	Chairman of the Board and Executive Vice President	February 11, 2008

/s/ Herman Badillo Herman Badillo	Director	February 11, 2008

/s/ Edward Celano Edward Celano	Director	February 11, 2008

/s/ Harvey Leibowitz Harvey Leibowitz	Director	February 11, 2008

/s/ David Slackman David Slackman	Director	February 11, 2008

/s/ Alan Rivera Alan Rivera	Director	February 11, 2008

/s/ Louis A. Piccolo Louis A. Piccolo	Director	February 11, 2008