Form 10-Q
period 2007-12-31
ASTA FUNDING INC
filed 2008-02-11
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     As of February 1, 2008, the registrant had approximately 13,918,158 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
Assets
Cash	$5,449,000	$4,525,000
Restricted cash	4,155,000	5,694,000
Consumer receivables acquired for liquidation (at net realizable value)	559,374,000	545,623,000
Due from third party collection agencies and attorneys	5,226,000	4,909,000
Investment in venture	1,363,000	2,040,000
Furniture and equipment, net	780,000	793,000
Deferred income taxes	8,726,000	12,349,000
Other assets and investments	4,822,000	4,323,000

Total assets	$589,895,000	$580,256,000

Liabilities and Stockholders’ Equity
Liabilities
Advances under line of credit	$325,427,000	$326,466,000
Other liabilities	7,984,000	7,537,000
Dividends payable	557,000	557,000
Income taxes payable	5,448,000	8,161,000

Total liabilities	339,416,000	342,721,000

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 13,918,158 shares at December 31, 2007 and September 30, 2007	139,000	139,000
Additional paid-in capital	65,217,000	65,030,000
Retained earnings	185,123,000	172,366,000

Total stockholders’ equity	250,479,000	237,535,000

Total liabilities and stockholders’ equity	$589,895,000	$580,256,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2007	2006
Revenues
Finance income, net	$34,135,000	$24,941,000
Other income	140,000	204,000
Equity in (loss) earnings of venture	(77,000)	500,000

	34,198,000	25,645,000
Expenses
General and administrative	5,805,000	5,088,000
Interest	5,941,000	1,519,000

	11,746,000	6,607,000

Income before income taxes	22,452,000	19,038,000
Income tax expense	9,138,000	7,712,000

Net income	$13,314,000	$11,326,000

Net income per share — Basic	$0.96	$0.82

Net income per share — Diluted	$0.90	$0.77

Weighted average number of shares outstanding:
Basic	13,918,158	13,765,048

Diluted	14,803,482	14,651,215
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2007	13,918,158	$139,000	$65,030,000	$172,366,000	$237,535,000
Stock based compensation expense	—	—	187,000	—	187,000
Dividends	—	—		(557,000)	(557,000)
Net Income	—	—	—	13,314,000	13,314,000

Balance, December 31, 2007	13,918,158	$139,000	$65,217,000	$185,123,000	$250,479,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$13,314,000	$11,326,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,000	101,000
Deferred income taxes	3,623,000	(2,564,000)
Stock based compensation	187,000	106,000

Changes in:
Other assets and investments	(620,000)	(21,000)
Due from third party collection agencies and attorneys	(317,000)	(726,000)
Income taxes payable	(2,713,000)	1,270,000
Other liabilities	447,000	(565,000)

Net cash provided by operating activities	14,117,000	8,927,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(37,509,000)	(62,267,000)
Principal collected on receivables acquired for liquidation	18,320,000	25,896,000
Principal collected on receivables accounts represented by account sales	5,438,000	8,123,000
Purchase of other investments	—	(5,771,000)
Collections of other investments	—	2,524,000
Loss (earnings) on investment in venture	77,000	(500,000)
Cash distribution received from venture	600,000	2,125,000
Capital expenditures	(62,000)	(80,000)

Net cash used in investing activities	(13,136,000)	(29,950,000)

Cash flows from financing activities:
Proceeds from exercise of options	—	166,000
Changes in restricted cash	1,539,000	—
Dividends paid	(557,000)	(6,052,000)
(Repayments) borrowings under line of credit, net	(1,039,000)	26,519,000

Net cash (used in) provided by financing activities	(57,000)	20,633,000

Increase (decrease) in cash	924,000	(390,000)
Cash at the beginning of period	4,525,000	7,826,000

Cash at end of period	$5,449,000	$7,436,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest	$5,105,000	$1,393,000
Income taxes	$8,198,000	$9,007,000
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
   Basis of Presentation
     The condensed consolidated balance sheets as of December 31, 2007, the condensed consolidated statements of operations for the three month periods ended December 31, 2007 and 2006, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2007 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2007 and 2006, are unaudited. The September 30, 2007 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Form 10-K/A), In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2007 and September 30, 2007, the results of operations for the three month periods ended December 31, 2007 and 2006 and cash flows for the three month periods ended December 31, 2007 and 2006 have been made. The results of operations for the three month periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007) Business Combinations (“FASB Statement No. 141R”). FASB Statement No. 141 Replaces FASB Statement No. 141 — Business Combinations (“FASB Statement No. 141”) The objective of FASB Statement No. 141R, is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:
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
     FASB Statement No. 141R retains the guidance in FASB Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. FASB Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date. In addition, FASB Statement No. 141R generally requires that acquisition related costs such as professional fees and consulting fees be expensed as incurred.
     FASB Statement No. 141 R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Currently, the Company does not anticipate FASB Statement No. 141R will have an impact on the Company’s financial statements.
     In December 2007, the FASB issued FASB Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 5. (“FASB Statement No. 160”) A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of FASB Statement No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     FASB Statement No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently the Company does not anticipate FASB Statement No. 160 will have a significant impact on the Company’s financial statements.
     In November 2007 the Securities & Exchange Commission issued Staff Accounting Bulletin No. 109 (“SAB 109”) which expresses the staff views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 will not have any impact on the Company.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that this statement, when adopted, will not impact the Company.

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
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. The Company does not expect the adoption of FASB Statement No. 157 to have a material impact on its financial reporting or disclosure requirements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective October 1, 2007. The adoption of FIN 48 has had no material impact on our financial reporting and disclosure.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation
     Accounts acquired for liquidation are stated at their net realizable value and consist mainly of defaulted consumer loans to individuals throughout the country and in Central and South America.
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6); static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. No impairments were recorded in the three month periods ended December 31, 2007 and 2006. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly.
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
     The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for a vast majority of asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies the acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables.
     Over time, as the Company continues to purchase asset classes in which it believes it has the requisite expertise and experience, the Company is more likely to utilize the interest method to account for such purchases.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly the Company did not aggregate such loans under Practice Bulletin 6 as the underlying collateral had similar characteristics. After SOP 03-3 was adopted by the Company beginning with the Company’s fiscal year beginning October 1, 2005, the Company began to aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	Same issuer/originator;

•	Same underlying credit quality;

•	Similar geographic distribution of the accounts;

•	Similar age of the receivable; and

•	Same type of asset class (credit cards, telecom etc.)
     The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
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
     The Company obtains and utilizes, as appropriate, input from our third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Three Months Ended December 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total

Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	19,916,000	17,593,000	37,509,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(44,896,000)	(5,206,000)	(50,102,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,791,000)	—	(7,791,000)
Finance income recognized (2)	33,836,000	299,000	34,135,000

Balance, end of period	$509,580,000	$49,794,000	$559,374,000

Revenue as a percentage of collections	64.2%	5.7%	59.0%

(1) Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.
(2) Includes $11.0 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$256,199,000	$1,076 ,000	$257,275,000
Acquisitions of receivable portfolios, net	57,574,000	4,693,000	62,267,000
Net cash collections from collection of consumer receivables acquired for liquidation	(41,250,000)	(628,000)	(41,878,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(14,929,000)	(2,153,000)	(17,082,000)
Finance income recognized (1)	24,258,000	683,000	24,941,000

Balance, end of period	$281,852,000	$3,671,000	$285,523,000

Revenue as a percentage of collections	43.2%	24.6%	42.3%

(1) Includes $5.0 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
As of December 31, 2007 the Company had $559.4 million in Consumer Receivables acquired for Liquidation, of which $509.6 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2008 (nine months remaining)	$144,589,000
September 30, 2009	167,495,000
September 30, 2010	131,826,000
September 30, 2011	70,473,000
September 30, 2012	4,616,000
September 30, 2013	151,000

Total	$519,150,000

Deferred revenue	(9,570,000)

Total	$509,580,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2007. Changes in accretable yield for the three month periods ended December 31, 2007 and 2006 are as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
Balance at beginning of period	$176,615,000	$143,800,000

Income recognized on finance receivables, net	(33,836,000)	(24,258,000)
Additions representing expected revenue from purchases	7,207,000	19,424,000
Reclassifications from nonaccretable difference	22,704,000	—

Balance at end of period	$172,690,000	$138,966,000

During the three months ended December 31, 2007, the Company purchased $1.1 billion of face value of charged-off consumer receivables at a cost of $37.5 million, including $8.6 million invested in a portfolio purchase domiciled in South America, and of which $19.9 million are classified under the interest method. At December 31, 2007, the estimated remaining net collections on the receivables purchased in the three months ended December 31, 2007 is $26.8 million, of which $19.9 million represents principle. In addition, as it has a significant impact on the Company in subsequent quarters since the consumation of the purchase, the Company purchased $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”) The Portfolio Purchase did not impact the comparative quarter of the prior year.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2007 and 2006, respectively.

	For the Three Months Ended December 31,
	2007	2006
Gross collections (1)	$89,256,000	$86,696,000

Commissions and fees (2)	31,363,000	27,736,000

Net collections	$57,893,000	$58,960,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts, collections represented by account sales and the put back of a portfolio and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with its $300 million portfolio purchase in March 2007. Such arrangement was consummated in December 2007. The fee is charged for asset location, skiptracing and ultimately suing debtors in connection with this portfolio purchase and amounted to approximately $2.5 million.
Note 4: Acquisition and investment in venture
     In October 2007, through a newly formed subsidiary, the Company acquired a portfolio of consumer receivables domiciled in South America. The investment in the subsidiary company, substantially all of which was applied to the cost of the portfolio, was approximately $8.6 million in cash. The effect of foreign currency fluctuations in the first quarter of fiscal year 2008 and at December 31, 2007 was immaterial to the Company.
     In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the next 12 to 24 months. From the inception of the venture in 2006 through December 31, 2007, the venture made distributions to the Company of $7,145,000.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5: Furniture and Equipment
     Furniture and equipment consist of the following as of the dates indicated:

	December 31,	September 30,
	2007	2007
Furniture	$307,000	$307,000
Equipment	2,596,000	2,534,000

	2,903,000	2,841,000
Less accumulated depreciation	2,123,000	2,048,000

Balance, end of period	$780,000	$793,000

Note 6: Debt
     On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility increased to $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement is three years. The applicable rate at December 31, 2007 and 2006 was 7.25% for both years. The average interest rate excluding unused credit line fees for the three month period ended December 31, 2007 and 2006, respectively was 7.52% and 7.16%. The outstanding balance on this line of credit was approximately $167.3 million as of December 31, 2007.

     On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that temporarily increases the total revolving loan commitment from $175 million to $185 million. The temporary increase of $10 million is required to be repaid by February 29, 2008. This temporary increase has not been used.

     Additionally, in March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), an affiliate of the Company, borrowed approximately $227 million under a new Receivables Financing Agreement, as amended in July 2007, with a major financial institution, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after the Company recovers 150% of its purchase price plus cost of funds). The debt is full recourse only to Palisades XVI, and bears an interest rate of approximately 170 basis points over LIBOR. The applicable rate at December 31, 2007 was 6.72%. The average interest rate for the quarter ended December 31, 2007 of the Receivable Financing Agreement was 6.91%. The term of the agreement was three years. This term was extended by the second amendment of the Receivable Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged an unrelated subservicer for the Portfolio Purchase. As of December 31, 2007, the outstanding balance on this loan was approximately $158.1 million.

     As of September 30, 2007, Palisades XVI was required to remit an additional $13.1 million to its lender in order to be in compliance under the Receivable Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under its current revolving credit facility and causing another of its subsidiaries to purchase a portion of the Portfolio Purchase from Palisades XVI at a price of $13.1 million prior to the measurement date under the Receivable Financing Agreement.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6: Debt
     On December 27, 2007, the Company entered into the second amendment of its Receivable Financing Agreement. As the actual collections on the Portfolio Purchase have been slower than the minimum collections scheduled under the original agreement, which contemplated sales of accounts which have not occurred, the lender and the Company agreed to a lower amortization schedule. The effect of this reduction is to extend the payments of the loan from approximately 25 months to approximately 31 months. The lender has charged the Company a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.
     The Company’s total average debt obligation for the quarter ended December 31, 2007 was approximately $321.3 million, with an average interest rate of 7.20%.
Note 7: Commitments and Contingencies
  Employment Agreements
     On January 25, 2007, the Company entered into an employment agreement (the “Employment Agreement”) with the Company’s President and Chief Executive Officer, the Company’s Executive Vice President and the Company’s Chief Financial Officer (each, an “Executive”). Each of Gary Stern’s and Mitchell Cohen’s Employment Agreements, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, expire on December 31, 2009, provided, however, that the parties are required to provide ninety days’ prior written notice if they do not intend to seek an extension or renewal of the Employment Agreement. Arthur Stern’s agreement, the Company’s Executive Vice President, had a one year term. In January 2008, the Company entered into a similar two year employment agreement with Cameron Williams, the Company’s Chief Operating Officer, and a one year agreement with Arthur Stern. See Note 15 – Subsequent Events for more information.
  Leases
     The Company is a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey; Bethlehem, Pennsylvania; and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K and Form 10-K/A, as filed with the Securities and Exchange Commission, for additional information.
  Litigation
     In the ordinary course of our business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that we have violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to our business and financial condition. As of February 5, 2008, the Company was not involved in any material litigation in which it was a defendant.
     In the fourth quarter of fiscal year 2006, a subsidiary of the Company received subpoenas from three jurisdictions to produce information in connection with debt collection practices in those jurisdictions. The Company has fully cooperated with the issuing agencies and has provided the requested documentation. One jurisdiction has closed the case with no action taken against the Company. The Company has not made any

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7: Commitments and Contingencies – (Continued)
provision with respect to the remaining matters in the financial statements as the nature of these matters is information requests only.
          In the course of conducting its business, the Company is required by certain of the jurisdictions within which it operates to obtain licenses and permits to conduct its collection activities. The Company has been notified by one such jurisdiction that it did not operate for a period of time from February 1, 2005 to April 17, 2006 with the proper license. The Company did not make any provision for such matter in the financial statements. There has been no communication from the jurisdiction regarding this matter for over a year and the Company is properly licensed in this jurisdiction.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8: Income Recognition and Impairments – (Continued)
          Impairments
          The Company accounts for its impairments in accordance with SOP 03-3. This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as an impairment. This SOP became effective October 1, 2005. Implementation of this SOP will make it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. No impairments were recorded during the three months ended December 31, 2007 and 2006, respectively.
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
Note 9: Income Taxes
          Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, and (iii) investee income recognized on the equity method, all resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three month periods ending December 31, 2007 and 2006, respectively, reflects income tax expense at an effective rate of 40.7% and 40.5%, respectively.
Note 10: Net Income Per Share
     Basic per share data is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company’s stock based compensation plans. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.
     The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2007 and 2006:

	2007			2006
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$13,314,000	13,918,158	$0.96	$11,326,000	13,765,048	$0.82

Effect of Dilutive Stock		885,324			886,167

Diluted	$13,314,000	14,803,482	$0.90	$11,326,000	14,651,215	$0.77

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11: Stock Based Compensation
          The Company accounts for stock-based employee compensation under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R, which the Company adopted on October 1, 2005, requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.
          In December of 2006, 18,000 stock options and 68,000 restricted shares were granted to directors, officers and other employees. The stock options and restricted shares vest over a twenty seven month period with the first one third of the stock options and restricted shares vesting on March 19, 2007 and the remaining vesting on the first and second anniversary dates of March 19, 2007. For the three month period ended December 31, 2007, $187,000 of stock based compensation expense was recorded. See Note 12 – Stock Option Plans and Note 15 – Subsequent Events for stock awards granted on January 17, 2008.
There were no stock awards in the first quarter of fiscal year 2008.
     In the first quarter of fiscal year 2007, the weighted average assumptions used in the option pricing models were as follows:

Risk-free interest rate	4.94%
Expected term (years)	10.0
Expected volatility	36.3%
Dividend yield	0.47%
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stock Option Plans (continued)
               The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 932,000 were available as of December 31, 2007. A total of 68,000 restricted shares were granted in the first quarter of fiscal year 2007. As of December 31, 2007, approximately 172 of the Company’s employees were eligible to participate in the Equity Compensation Plan. On January 17, 2008 the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock. These shares vest in three equal annual installments starting on October 1, 2008. See Note 15 – Subsequent Events for more information.
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
          The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 were available as of December 31, 2007. A total of 18,000 stock options were granted in the first quarter of fiscal year 2007. As of December 31, 2007; approximately 172 of the Company’s employees were eligible to participate in the 2002 Plan.
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

     The following table summarizes stock option transactions under the 2002 Stock Option Plan and the 1995 Stock Plan (no options have been issued under the Equity Compensation Plan):

	Three Months Ended December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,337,438	$9.39	1,414,439	9.45
Options granted	0	0	18,000	28.75
Options exercised	0	0	(10,000)	16.57

Outstanding options at the end of period	1,337,438	$9.39	1,422,439	$9.65

Exercisable options at the end of period	1,325,438	$9.21	1,404,439	$9.40

     The following table summarizes information about the 2002 Stock Option Plan and the 1995 Stock Option Plan outstanding options as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Average
	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$0.8125 – $2.8750	600,000	2.3	$2.02	600,000	$2.02
$2.8751 – $5.7500	106,667	4.8	4.73	106,667	4.73
$5.7501 – $8.6250	12,000	3.9	5.96	12,000	5.96
$14.3751 – $17.2500	218,611	5.9	15.04	218,611	15.04
$17.2501 – $20.1250	382,160	6.8	18.22	382,160	18.22
$25.8751 – $28.7500	18,000	9.0	28.75	6,000	28.75

	1,337,438	4.5	$9.39	1,325,438	$9.21

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stock Option Plans – (Continued)
     The Company recognized $23,000 of compensation expense related to the stock options grants during the three month period ended December 31, 2007. As of December 31, 2007 there was $112,000 of unrecognized compensation cost related to unvested stock options.
     The aggregate intrinsic value of the outstanding and exercisable options as of December 31, 2007 is $22.8 million.
     The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2007		2006
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	45,333	$28.75	0	$0.00
Awards granted	0	0	68,000	28.75
Vested	0	0	0	0.00
Forfeited	0	0	0	0.00

Unvested at the end of period	45,333	$28.75	68,000	$28.75

          The Company recognized $164,000 of compensation expense related to the restricted stock awarded during the three month period ended December 31, 2007. As of December 31, 2007 there was $802,000 of unrecognized compensation cost related to unvested restricted stock.
Note 13: Stockholders Equity
     During September 2007 the Company declared a cash dividend aggregating $557,000 ($0.04 per share) which was paid November 1, 2007. In December 2007, the Company declared a quarterly dividend of $0.04 per share, or $557,000, for shareholders of record as of December 28, 2007, which was paid on February 1, 2008.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15: Subsequent Events
     Employment Agreements
               On January 28, 2008, Asta Funding, Inc. (the “Company”) entered into a one-year employment agreement with Arthur Stern, its Chairman and a two-year employment agreement with Cameron Williams, its newly-elected Chief Operating Officer (collectively, the “Executives”).

     The employment agreements each provide for a base salary, which may be increased by the Board of Directors in its sole discretion as follows: Arthur Stern — $355,000 and Cameron Williams - $300,000, except that by June 1, 2009, Mr. Williams’ base salary shall equal or exceed $350,000.
     Each executive is eligible to receive bonuses and equity awards in amounts to be determined by the Compensation Committee of the Board of Directors. Each executive may also participate in all of the Company’s employee benefit plans and programs generally available to other employees. Mr. Williams’ contract provides that he will be entitled to a cash bonus of up to $175,000 and a restricted stock grant of up to $175,000 if all performance goals for 2008 are satisfied at the highest level set by the Board of Directors. Performance goals are currently in the process of being formalized by the Board of Directors.

     If the executive’s employment is terminated without “Cause”, subject to the execution of a general release agreement by the executive in favor of the Company, the Company must continue to pay the executive his base salary for 12 months following the effective date of termination and maintain insurance benefits for that period (18 months for Mr. Williams).

     If the executive’s employment with the Company is terminated for any reason within 180 days following a “change of control” of the Company, the Company is required to pay him a lump sum amount in cash equal to two (2) times the sum of the executive’s base salary in effect on the date of termination and the highest annual bonus earned by the executive during his employment with the Company. The executive also will continue to receive the benefits provided in the employment agreement for two years from the date of termination.

     In the event that any payment that either executive would receive upon termination would otherwise constitute a “parachute” payment under Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Code, such payment and benefits will be reduced to an amount equal to the maximum amount that would avoid such payment.

     Each executive is also subject to standard non-compete and confidentially provisions contained in the employment agreement.
     On January 17, 2008 the Compensation Committee awarded 58,000 shares of restricted stock to officers and directors of the Company. These shares vest in three equal annual installments starting on October 1, 2008.

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
Caution Regarding Forward Looking Statements
          This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K and Form 10-K/A for the year ended September 30, 2007, and other reports filed with the Securities and Exchange Commission (“SEC”), and the additional “Risk Factors” detailed in Part II Item 1A, herein.
          Our annual report on Form  10-K and Form 10-K/A, quarterly reports on Form  10-Q, current reports on Form  8-K and all other documents filed by the Company or with respect to its securities with the SEC are available free of charge through our website at www.astafunding.com. Information on our website does not constitute a part of this report. The SEC also maintains an internet site (www.sec.gov) that contains reports and information statements and other information regarding issuers, such as ourselves, who file electronically with the SEC.

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
     The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for a vast majority of asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies the acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables.
     Over time, as the Company continues to purchase asset classes in which it believes it has the requisite expertise and experience, the Company is more likely to utilize the interest method to account for such purchases.
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly the Company did not aggregate such loans under Practice Bulletin 6 as the underlying collateral had similar characteristics. After SOP 03-3 was adopted by the Company beginning with the Company’s fiscal year beginning October 1, 2005, the Company began to aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	Same issuer/originator;

•	Same underlying credit quality;

•	Similar geographic distribution of the accounts;

•	Similar age of the receivable; and

•	Same type of asset class (credit cards, telecom etc.)
     The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
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
     The Company obtains and utilizes, as appropriate, input from our third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.
We have seen a decline in our collections in the first quarter of fiscal 2008 which is typically slow. We might also be experiencing the effects of a slowing economy.  Our operating results could be negatively influenced by economic events including: a slowdown in the economy, problems in the credit and housing markets, reductions in consumer spending, changes in the underwriting criteria by originators and changes in laws and regulations governing consumer lending.
     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations
     The three-month period ended December 31, 2007, compared to the three-month period ended
December 31, 2006.
     Finance income.  For the three months ended December 31, 2007, finance income increased $9.2 million or 36.9% to $34.1 million from $24.9 million for the three months ended December 31, 2006. While our collections have slowed, and the environment for collections is challenging, our finance income increased primarily resulting from an increase during the three months ended December 31, 2007 in the average outstanding level of consumer receivable accounts acquired for liquidation, as compared to the same period in the prior year, coupled with the effect of income recognized from fully amortized portfolios (zero basis revenue), which also increased our revenue recognition. The increase in the average level of consumer receivables acquired for liquidation is due primarily to the purchase of the $6.9 billion in face value receivables for a purchase price of $300 million in March of 2007 (the “Portfolio Purchase”).
     During the first quarter of fiscal year 2008, gross collections increased almost 3% to $89.3 million from $86.7 million for the three months ended December 31, 2007. Commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $3.6 million, or 13.1%, to $31.4 million from $27.8 million for the three months ended December 31, 2007 as compared to the same period in the prior year. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs by our legal network, and by us. These court costs are recovered by our attorneys from collections received from debtor payments. In December 2007, the Company negotiated an agreement with a third party servicer, to assist the Company in the asset location, skiptracing efforts and ultimately the suing of debtors with respect to the Portfolio Purchase. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. This fee will be charged from March 2007 and we believe this arrangement will enhance our collection efforts. This 3% fee is applied against net collections. Additionally, the Company will pay this third party servicer a monthly fee of $275,000 per month for twenty four months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee, which began in May 2007, is recorded as part of General and Administrative Expenses. During the three months ended December 31, 2007, the net collections were lower by $2.5 million as a result of this agreement. This fee has increased our commissions and fees paid to 35.1% of gross collections, compared to 32.0% in the same period of the prior year. In addition, we do anticipate expending court costs during fiscal year 2008 on the Portfolio Purchase in order to accelerate the suit process. As a result of all the above, net collections for the three months ended December 31, 2007 decreased 1.8% to $57.9 million from $58.9 million.
     Our lower expectations on our fiscal year 2008 purchases are in line with our expectations during the second half of fiscal 2007 and still fit our investment criteria. Income recognized from fully amortized portfolios (zero based revenue) was $11.0 million and $5.0 million for the three months ended December 31, 2007 and 2006, respectively. The increase is due primarily to more pools which became fully amortized in the first quarter of 2008 combined with the fully amortized pools from last fiscal year and prior. Net collections with regard to the Portfolio Purchase were $11.2 million for the three months ended December 31, 2007 and finance income earned was $8.8 million.
Other income. Other income of $140,000 for three months ended December 31, 2007 includes interest income from banks and service fee income. Other income was $240,000 for the three months ended December 31, 2006 included interest income from banks, service fee income and interest income on other loan instruments.
Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over the remaining 12 to 24 months of the liquidation period. The Company’s share of the loss in the most recent period was $77,000. The Company has received approximately $7.1 million through December 31, 2007 in cash distributions from the venture.
General and Administrative Expenses. During the three-month period ended December  31, 2007, general and administrative expenses increased $717,000 or 14.1% to $5.8 million from $5.1 million for the three-months ended December 31, 2006, and represented 49.4% of total expenses (excluding income taxes) for the three months ended December  31, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses that resulted from the substantial increase during the three months ended December 31, 2007 in our average outstanding accounts acquired for liquidation of approximately $552.5 million, as compared to approximately $271.4 million during the three month period ended December 31, 2006, over a 100% increase. A majority of the increased costs were from collection expenses including, $275,000 per month paid to a third party servicer in connection with consulting and skiptracing efforts for the Portfolio Purchase, as previously discussed under Finance income above, technology costs, salaries, payroll taxes and benefits, professional fees, postage and telephone charges. Additionally, we recorded $187,000 in stock based compensation expense in the first quarter of fiscal year 2008 as compared to $106,000 recorded in the same prior year period.
Interest Expense. During the three-month period ended December 31, 2007, interest expense increased $4.4 million to $5.9 million from $1.5 million as compared to the same period in the prior year and represented 50.6% of total expenses (excluding income taxes) for the three-month period ended December 31, 2007. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during fiscal 2007 primarily resulting from the Portfolio Purchase, and the corresponding increase in interest expense was due to an increase in the average outstanding borrowings under our line of credit during the three-month period ended December  31, 2007, as compared to the same period in the prior year.
Liquidity and Capital Resources
     Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. As of December 31, 2007, we had a $175 million line of credit for portfolio purchases, with an expandable feature which allows the Company the ability to increase the line to $225 million with consent of the banks. As of December 31, 2007, there was a $167.3 million outstanding balance under this facility. Although we are within the borrowing limits of this facility, there are certain restrictions in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30, 2007 the Company signed the Third Amendment to Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amended certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate, to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that amended certain terms of the Credit Agreement whereby the parties agreed to further amend the definition of the Borrowing Base and increase the advance rates on portfolio purchases allowing the Company more borrowing availability. On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that temporarily increases the total revolving loan commitment from $175 million to $185 million. The increase of $10 million was required to be repaid by February 29, 2008. The temporary increase has not been used. During the first quarter of fiscal 2008, we made purchases totaling $37.5 million, including an $8.6 million investment in a portfolio domiciled in South America, which put us close to the upper limit of our credit line.
     In March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), an indirect wholly-owned subsidiary of the Company purchased a portfolio of approximately $6.9 billion in face value receivables for a purchase price of $300 million plus 20% of net payments after we recover 150% of the purchase price plus our cost of funds. (the “Portfolio Purchase”).The Portfolio Purchase is made up of predominantly credit card accounts and includes accounts in collection litigation and accounts as to which the sellers have been awarded judgments and other traditional charge-offs. The Company paid a deposit of $75 million, fully using its existing credit facility, as modified in February 2007.
     The remaining $225 million was paid on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with a major financial institution as the funding source, and consists of debt with full recourse only to Palisades XVI, bearing an interest rate of approximately 170 basis points over LIBOR. The term of the agreement is three years. All proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The Portfolio Purchase is serviced by Palisades Collection, LLC, a wholly owned subsidiary of the Company, which has engaged an unrelated subservicer for the portfolio. As of December 31, 2007, there was a $158.1 million outstanding balance under this facility.
     On December 27, 2007, the Company entered into the second amendment of its Receivable Financing Agreement. As the actual collections have been slower than the minimum collections scheduled under the original agreement, which contemplated sales of accounts which have not occurred, the lender and the Company agreed to a lower amortization schedule which does not contemplate the sales of accounts. The effect of this reduction is to extend the payments of the loan from approximately 25 months to approximately 31 months. The lender has charged the Company a fee of $475,000 which was paid on January 10, 2008.
     Net cash provided by operating activities was $14.1 million during the three-months ended December 31, 2007, compared to net cash provided by operating activities of $8.9 million during the three-months ended December 31, 2006. The increase in net cash provided by operating activities was primarily due to an increase in net income, a decrease in deferred taxes offset by the decrease in income taxes payable during the three-months ended December 31, 2007, as compared to the same prior year period. Net cash used in investing activities was $13.1 million and $30.0 million during the three-months ended December 31, 2007 and December 31, 2006, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in the purchase of accounts acquired for liquidation during the three-months ended December 31, 2007, compared to the same period in the prior year partially offset by a decrease in principal cash collections. Net cash used in financing activities was $57,000 during the three-months ended December 31, 2006, compared to net cash provided by financing activities of $20.6 million during the three-months ended December 31, 2006. The decrease in net cash provided by financing activities was primarily due to the lower level of utilization of the credit facility to purchase consumer receivables acquired for liquidation, with a net pay down of credit facilities during the first quarter of fiscal year 2008.
     Our cash requirements have been and will continue to be significant. We depend on external financing and cash generated from operations to acquire consumer receivables. These acquisitions were financed primarily through cash flows from operating activities and with our credit facility. As we are approaching the upper limit of our borrowing availability, and the collection environment is challenging, we may be required to seek additional funding. The remaining availability on our line of credit was $7.7 million at December 31, 2007. This coupled with slower collections could have a negative impact on our ability to purchase new portfolios for future growth.
     Our business model affords us the ability to sell accounts on an opportunistic basis. While we have not consummated any significant sales from our Portfolio Purchase, we have recently launched a sales effort in order to attempt to enhance our cash flow and pay down our debt faster. There are many factors we use when contemplating sales of accounts, and, in the event that prices we are offered for these accounts are lower than our expectations, such sales may not be completed.
     From time to time, we evaluate potential acquisitions of related businesses but we may not be able to complete any acquisitions on favorable terms, or at all. We may consider possible acquisition of, or investment in, complimentary businesses. Any such possible acquisition, or investments, may be material and may require us to incur a significant amount of debt or issue a significant amount of equity securities. Further, any business that we acquire or invest in, will likely have its own capital needs, which may be significant, and which we may be called on to satisfy.

     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Three Months Ended December 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	19,916,000	17,593,000	37,509,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(44,896,000)	(5,206,000)	(50,102,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,791,000)	—	(7,791,000)
Finance income recognized (2)	33,836,000	299,000	34,135,000

Balance, end of period	$509,580,000	$49,794,000	$559,374,000

Revenue as a percentage of collections	64.2%	5.7%	59.0%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Includes $11.0 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2006
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	57,574,000	4,693,000	62,267,000
Net cash collections from collection of consumer receivables acquired for liquidation	(41,250,000)	(628,000)	(41,878,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(14,929,000)	(2,153,000)	(17,082,000)
Finance income recognized (1)	24,258,000	683,000	24,941,000

Balance, end of period	$281,852,000	$3,671,000	$285,523,000

Revenue as a percentage of collections	43.2%	24.6%	42.3%

(1)	Includes $5.0 million derived from fully amortized interest method pools.
Additional Supplementary Information:
     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the three months ended December 31, 2007 we purchased $1.1 billion of face value portfolios with an aggregate purchase price of $37.5 million. During the three months ended December 31, 2006, we purchased portfolios with an aggregate purchase price of $62.3 million with a face value of $1.3 billion.
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
     Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2007	$7,791,000	$2,353,000

Three months ended December 31, 2006	$17,082,000	$8,959,000
     Portfolio Performance (1)
     (Interest method portfolios only)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,189,000	$0	$105,189,000	162%
2002	36,557,000	48,053,000	0	48,053,000	131%
2003	115,626,000	195,586,000	7,734,000	203,320,000	176%
2004	103,743,000	162,765,000	8,099,000	170,864,000	165%
2005	126,023,000	164,579,000	56,441,000	221,020,000	175%
2006	200,237,000	165,548,000	145,104,000	310,652,000	155%
2007	384,850,000	89,447,000	438,049,000	527,496,000	137%
2008	19,916,000	270,000	26,843,000	27,113,000	136%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include collections from portfolios that are zero basis.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (revised 2007) Business Combinations (“FASB Statement No. 141R”). FASB Statement No, 141 Replaces FASB Statement No. 141 — Business Combinations (“FASB Statement No. 141”) The objective of FASB Statement No. 141R, is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:
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
     FASB Statement No. 141R retains the guidance in FASB Statement No. 141 for identifying and recognizing intangible assets separately from goodwill. FASB Statement No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values at that date. In addition, FASB Statement No. 141R generally requires that acquisition related costs, such as professional fees and consulting fees be expensed as incurred.
     FASB Statement No. 141 R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Currently, the Company does not anticipate FASB Statement No. 141R will have an impact on the Company’s financial statements.
     In December 2007, the FASB issued FASB Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. (“FASB Statement No. 160”) A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of FASB Statement No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
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
     FASB Statement No. 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. . Currently the Company does not anticipate FASB Statement No. 160 will have a significant impact on the Company’s financial statements.
     In November 2007 the Securities & Exchange Commission issued Staff Accounting Bulletin No. 109 (“SAB 109”) which expresses the staff views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 will not have any impact on the Company.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that the statement, when adopted, will not impact the Company.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2007, our $175 million credit facility and our Receivable Financing Agreement , all of which is variable debt, had an outstanding balance of $167.3 million and $158.1 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the current quarter by approximately $200,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in the September 30, 2007 Form 10-K and Form 10-K/A have not been remediated as of December 31, 2007.
     b. Changes in Internal Controls Over Financial Reporting.
     The Company has taken a number of corrective actions to address the above mentioned material weaknesses as promptly as practicable. These actions included the establishment of an investment committee comprised of the Chairman, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and our Senior Vice President, and if appropriate, members of the audit committee. This committee reviews all material transactions with a view to ensuring complete, accurate and timely financial accounting and related disclosure. In addition the Company has undertaken a review of its financial reporting processes with an outside consultant and formalized a process deemed necessary. We believe these actions will lead to the remediation of the material weaknesses cited.

     During the first quarter of fiscal year 2008, the Company continued to upgrade the reporting system through which we record and report cash receipts. The system was upgraded to optimize the posting process whereby certain redundant manual processes were eliminated and replaced by automated control checks. The chart of accounts was expanded to aid in the reconciliation process by providing a direct link from the cash collection system to the general ledger. In addition back end automated controls were added as the final reconciliation check. This system upgrade was tested by management and there were no material weaknesses noted during testing.
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
Item 1A. Risk factors
     The following is an additional risk factor that should be considered in conjunction with risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the Securities & Exchange Commission.
We have seen, at certain times, the environment for collections from debtors is slower and more challenging.
The current collection environment is particularly challenging as a result of factors in the economy over which we have no control.
These factors include:
•	a slowdown in the economy;

•	problems in the credit and housing markets;

•	reductions in consumer spending;

•	changes in the underwriting criteria by originators; and

•	changes in laws and regulations governing consumer lending.
We believe that our debtors might be straining to pay their obligations owed to us. A continuation of the current problems in the credit and housing markets and general slow down in the economy could adversely affect the value of our portfolio and financial performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
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

ASTA FUNDING, INC. (Registrant)
Date: February 11, 2008	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2008	By:	/s/ Mitchell Cohen
Mitchell Cohen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)