Form 10-Q
period 2008-03-31
ASTA FUNDING INC
filed 2008-05-19
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     As of May 15, 2008, the registrant had 14,276,158 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
Assets
Cash	$3,589,000	$4,525,000
Restricted cash	5,048,000	5,694,000
Consumer receivables acquired for liquidation (at net realizable value)	512,256,000	545,623,000
Due from third party collection agencies and attorneys	5,211,000	4,909,000
Investment in venture	1,162,000	2,040,000
Furniture and equipment, net	797,000	793,000
Deferred income taxes	22,465,000	12,349,000
Other assets and investments	4,285,000	4,323,000

Total assets	$554,813,000	$580,256,000

Liabilities And Stockholders’ Equity
Liabilities
Debt	$293,857,000	$326,466,000
Other liabilities	3,558,000	7,537,000
Dividends payable	571,000	557,000
Income taxes payable	11,397,000	8,161,000

Total liabilities	309,383,000	342,721,000

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,276,158 at March 31, 2008 and 13,918,158 at September 30, 2007	143,000	139,000
Additional paid-in capital	68,442,000	65,030,000
Retained earnings	176,845,000	172,366,000

Total stockholders’ equity	245,430,000	237,535,000

Total liabilities and stockholders’ equity	$554,813,000	$580,256,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Revenues:
Finance income, net	$33,878,000	$32,353,000	68,013,000	$57,294,000
Other income	4,000	255,000	144,000	459,000

	33,882,000	32,608,000	68,157,000	57,753,000

Expenses:
General and administrative	7,124,000	5,790,000	12,929,000	10,878,000
Interest	4,711,000	3,779,000	10,652,000	5,298,000
Impairments	35,000,000	2,412,000	35,000,000	2,412,000

	46,835,000	11,981,000	58,581,000	18,588,000

(Loss) income before equity in earnings (loss) of venture and income tax	(12,953,000)	20,627,000	9,576,000	39,165,000

Equity in (loss) earnings of venture	(1,000)	475,000	(78,000)	975,000

Income tax (benefit)expense	(5,247,000)	8,550,000	3,891,000	16,262,000

Net (loss) Income	$(7,707,000)	$12,552,000	$5,607,000	$23,878,000

Net (loss) income per share:

Basic	$(0.54)	$0.91	$0.40	$1.73
Diluted	$(0.54)	$0.85	$0.38	$1.63

Weighted average number of common shares outstanding:
Basic	14,201,674	13,848,194	14,059,142	13,772,538
Diluted	14,201,674	14,744,499	14,742,549	14,647,556
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional	Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, September 30, 2007	13,918,158	$139,000	$65,030,000	$172,366,000	$237,535,000
Exercise of options	300,000	3,000	422,000	—	425,000
Restricted stock granted	58,000	1,000	(1,000)	—	—
Stock based compensation expense	—		450,000	—	450,000
Tax benefit arising from exercise of non- qualified stock options			2,541,000		2,541,000
Dividends	—		—	(1,128,000)	(1,128,000)
Net income	—		—	5,607,000	5,607,000

Balance, March 31, 2008	14,276,158	$143,000	$68,442,000	$176,845,000	$245,430,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$5,607,000	$23,878,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549,000	201,000
Deferred income taxes	(10,116,000)	(5,039,000)
Impairments of consumer receivables acquired for liquidation	35,000,000	2,412,000
Stock based compensation	450,000	768,000

Changes in:

Due from third party collection agencies and attorneys	(302,000)	(505,000)
Income taxes payable	3,236,000	(33,000)
Other assets	(361,000)	(2,295,000)
Other liabilities	(3,978,000)	(70,000)

Net cash provided by operating activities	30,085,000	19,317,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(41,307,000)	(386,682,000)
Principal collected on receivables acquired for liquidation	32,199,000	61,324,000
Principal collected on receivable accounts represented by account sales	7,475,000	16,487,000
Cash distributions received from venture	800,000	2,925,000
Loss (earnings) on investment in venture	78,000	(975,000)
Purchase of other investments	—	(5,771,000)
Collections on other investments	—	2,788,000
Capital expenditures	(155,000)	(105,000)

Net cash used in investing activities	(910,000)	(310,009,000)

Cash flows from financing activities:
Proceeds from exercise of options	425,000	1,207,000
Tax benefit arising from non-qualified options	2,541,000	680,000
Change in restricted cash	646,000	—
Dividends paid	(1,114,000)	(6,603,000)
(Repayments) advances under lines of credit, net	(32,609,000)	294,351,000

Net cash (used in) provided by financing activities	(30,111,000)	289,635,000

Decrease in cash	(936,000)	(1,057,000)
Cash at the beginning of period	4,525,000	7,826,000

Cash at end of period	$3,589,000	$6,769,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest	$10,836,000	$3,588,000
Income taxes	$8,198,000	$20,655,000
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
     Basis of Presentation
               The condensed consolidated balance sheet as of March 31, 2008 and the consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the six and three month periods ended March 31, 2008 and 2007, the condensed consolidated statement of stockholders’ equity as of March 31, 2008 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2008 and 2007, are unaudited. The September 30, 2007 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Form 10-K/A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2008 and September 30, 2007, the results of operations for the six and three month periods ended March 31, 2008 and 2007 and cash flows for the six month periods ended March 31, 2008 and 2007 have been made. The results of operations for the six and three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
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
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the resulting rates of return.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note 1: Business and Basis of Presentation (continued)
          Recent Accounting Pronouncements
               In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting providing users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company believes this statement will not impact the Company.
               In December 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 will be effective for the Company beginning January 1, 2009 on a retrospective basis. The Company is currently evaluating the impact that the adoption of EITF 07-1 will have, if any, on its consolidated financial statements.
               In December 2007 The Securities & Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”). This staff accounting bulletin (“SAB”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior might not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This SAB does not have a material impact on the Company.
               In December 2007, the FASB issued FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note 1: Business and Basis of Presentation (continued)
          Recent Accounting Pronouncements (continued)
               This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning with the Company’s first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The Company anticipates the adoption will not have a material effect on the Company’s financial statements.
               This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.
               In December 2007, the FASB issued FASB Statement No. 141R (revised 2007) Business Combinations (“FASB Statement No. 141R”). FASB Statement No. 141R Replaces FASB Statement No. 141 — Business Combinations (“FASB Statement No. 141”). The objective of FASB Statement No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:
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
     In November 2007 the Securities & Exchange Commission issued Staff Accounting Bulletin No. 109 (“SAB 109”) which expresses the staff views regarding written loan commitments that are accounted for at fair value through earnings under

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note 1: Business and Basis of Presentation (continued)
          Recent Accounting Pronouncements (continued)
generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities . SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets , and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 will not have any impact on the Company.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that this statement, when adopted, will not impact the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 1: Business and Basis of Presentation (continued)
          Recent Accounting Pronouncements (continued)
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
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. The Company does not expect the adoption of FASB Statement No. 157 to have a material impact on its financial reporting or disclosure requirements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective October 1, 2007. The adoption of FIN 48 has had no material impact on our financial reporting and disclosure.
Reclassifications
     Certain items in prior the prior year’s financial statements have been reclassified to conform to current the period’s presentation.
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
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Effective October 1, 2005, the Company adopted and began to account for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Impairments on six portfolios of receivables totaling approximately $35.0 million were recorded in the second quarter of fiscal year 2008. Impairments on three portfolios of receivables totaling approximately $2.4 million were recorded in the second quarter of fiscal year 2007. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred. The estimated future cash flows are reevaluated quarterly.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly the Company did not aggregate such loans under Practice Bulletin 6 notwithstanding that the underlying collateral may have had similar characteristics. After SOP 03-3 was adopted by the Company beginning with the Company’s fiscal year beginning October 1, 2005, the Company began to aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	Same issuer/originator;

•	Same underlying credit quality;

•	Similar geographic distribution of the accounts;

•	Similar age of the receivable; and

•	Same type of asset class (credit cards, telecom etc.)
     The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
•	The number of collection agencies previously attempting to collect the receivables in the portfolio;

•	The average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	The age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	Past history of performance of similar assets;

•	Number of days since charge-off;

•	Payments made since charge-off;

•	The credit originator and its credit guidelines;

•	Our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	The locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	Jobs or property of the debtors found within portfolios. In business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	The ability to obtain customer statements from the original issuer.

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
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Six Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	20,155,000	21,152,000	41,307,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(87,703,000)	(7,330,000)	(95,033,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(12,654,000)	—	(12,654,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (2)	67,310,000	703,000	68,013,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	67.1%	9.6%	63.2%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Includes $23.9 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For the Six Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	345,798,000	40,884,000	386,682,000
Net cash collections from collection of consumer receivables acquired for liquidation	(102,015,000)	(2,089,000)	(104,104,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(26,754,000)	(4,247,000)	(31,001,000)
Transferred to cost recovery (1)	(4,478,000)	4,478,000	—
Impairments	(2,412,000)	—	(2,412,000)
Finance income recognized (2)	56,007,000	1,287,000	57,294,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43.5%	20.3%	42.4%

(1)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company successfully returned to the seller at the original purchase value.

(2)	Includes $5.5 million derived from fully amortized interest method pools.

	For the Three Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$509,580,000	$49,794,000	$559,374,000
Acquisitions of receivable portfolios, net	239,000	3,559,000	3,798,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,807,000)	(2,124,000)	(44,931,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,863,000)	—	(4,863,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (1)	33,474,000	404,000	33,878,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	70.2%	19.0%	68.0%

(1)	Includes $12.2 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For the Three Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$281,852,000	$3,671,000	$285,523,000
Acquisitions of receivable portfolios, net	288,224,000	36,191,000	324,415,000
Net cash collections from collections of consumer receivables acquired for liquidation	(60,765.000)	(1,461,000)	(62,226,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(11,825,000)	(2,094,000)	(13,919,000)
Transfer to cost recovery (1)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized (2)	31,749,000	604,000	32,353,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43.7%	17.0%	42.5%

(1)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company successfully retuned to the seller at the original purchase value.

(2)	Includes approximately $500,000 derived from fully amortized interest method pools.
As of March 31, 2008, the Company had $512,256,000 in Consumer Receivables acquired for Liquidation, of which $460,623,000 are being accounted for on the accrual basis. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2008 (six months ending)	$65,129,000
September 30, 2009	121,507,000
September 30, 2010	114,680,000
September 30, 2011	71,295,000
September 30, 2012	52,013,000
September 30, 2013	44,012,000

Total	468,636,000

Deferred revenue	(8,013,000)

Total	$460,623,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2008. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the six months and three months ended March 31, 2008 and 2007 are as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Balance at beginning of period	$176,615,000	$143,800,000

Income recognized on finance receivables, net	(47,049,000)	(56,007,000)
Additions representing expected revenue from purchases	7,322,000	131,570,000
Reclassifications from nonaccretable difference	52,546,000	7,508,000

Balance at end of period	$189,434,000	$226,871,000

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Balance at beginning of period	$172,690,000	$138,966,000

Income recognized on finance receivables, net	(23,098,000)	(31,749,000)
Additions representing expected revenue from purchases	115,000	112,146,000
Reclassifications from nonaccretable difference	39,727,000	7,508,000

Balance at end of period	$189,434,000	$226,871,000

          During the three and six month periods ended March 31, 2008, the Company purchased $155 million and $1.3 billion, respectively, of face value of charged-off consumer receivables at a cost of $3.8 million and $41.3 million , respectively, including $8.6 million invested in a portfolio domiciled in South America during the first quarter of 2008. Approximately half of the portfolios purchased in the six months ended March 31, 2008 are classified under the interest method. At March 31, 2008, the estimated remaining net collections on the receivables purchased in the six months ended March 31, 2008 is $23.8 million, of which $17.7 million represents principle. The Company purchased $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”).

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation- (continued)
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2008 and 2007, respectively.

	For the Six Months Ended March 31,
	2008	2007
Gross collections (1)	$176,688,000	$192,815,000

Commissions and fees (2)	69,001,000	57,710,000

Net collections	$107,687,000	$135,105,000

	For the Three Months Ended March 31,
	2008	2007
Gross collections (1)	$87,432,000	$106,119,000

Commissions and fees (2)	37,638,000	29,974,000

Net collections	$49,794,000	$76,145,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our in-house efforts, collections represented by account sales and the put back of a portfolio returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007, but effective as of March, 2007. The fee is charged for asset location, skiptracing and ultimately identifying debtors worthy of the Company’s suit strategy in connection with the Portfolio Purchase.
Note 4: Acquisition and Investment in venture
     In October 2007, through a newly formed subsidiary, the Company acquired a portfolio of consumer receivables domiciled in South America. The investment in the subsidiary company, substantially all of which was applied to the cost of the portfolio, was approximately $8.6 million in cash.
     In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the remaining 9 to 15 months of the liquidation period. Through March 31, 2008, the venture made distributions to the Company of $7,345,000. Subsequent to March 31, 2008 and through May 8, 2008, the venture distributed an additional $340,000 to the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 5: Furniture and Equipment
          Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2008	2007
Furniture	$310,000	$307,000
Leasehold improvements	37,000	—
Equipment	2,648,000	2,534,000

	2,995,000	2,841,000
Less accumulated depreciation	2,198,000	2,048,000

Balance, end of period	$797,000	$793,000

Note 6: Debt
     On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility increased to $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement is three years. The applicable rate at March 31, 2008 and 2007 was 5.25% and 7.25%, respectively. The average interest rate excluding unused credit line fees for the six month period ended March 31, 2008 and 2007, respectively, was 6.89% and 7.12%. The outstanding balance on this line of credit was approximately $145.6 million as of March 31, 2008.
     On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that temporarily increased the total revolving loan commitment from $175 million to $185 million. The temporary increase of $10 million was required to be repaid by February 29, 2008. This temporary increase was not used.
     Additionally, in March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), an affiliate of the Company, borrowed approximately $227 million under a new Receivables Financing Agreement, as amended in July 2007, December 2007 and May 2008, with a major financial institution, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds). The debt is full recourse only to Palisades XVI, and, as of March 31, 2008, bore an interest rate of approximately 170 basis points over LIBOR. The applicable rate at March 31, 2008 was 4.93%. The average interest rate for the six months ended March 31, 2008 of the Receivable Financing Agreement was 6.27%. The original term of the agreement was three years. This term was extended by the second amendment of the Receivable Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for the Portfolio Purchase. As of March 31, 2008, the outstanding balance on this loan was approximately $148.3 million.
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
     On December 27, 2007, Palisades XVI entered into the second amendment of its Receivable Financing Agreement. As the actual collections had been slower than the minimum collections scheduled under the original agreement, which contemplated sales of accounts which had not occurred, the lender and Palisades XVI agreed to an extended amortization schedule which did not contemplate the sales of accounts. The effect of this reduction was to extend the payments of the loan from approximately 25 months to approximately 31 months. The lender charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.
     On May 19, 2008, Palisades XVI entered into the third amendment of its Receivable Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to an extended amortization schedule than the schedule determined in connection with the second amendment. The effect of this reduction is to extend the payments of the loan. The lender also increased the interest rate to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. See Note 14 — Subsequent Events.
     The Company’s total average debt obligation for the six and three month periods ended March 31, 2008, was approximately $315.7 million, and $310.1 million, respectively. The average interest rate for the six and three month periods ended March 31, 2008 was 6.58% and 5.92%, respectively.
     On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with a consortium of banks. See Note 14 - Subsequent Events for more details.
Note 7: Commitments and Contingencies
Employment Agreements
     On January 25, 2007, the Company entered into an employment agreement (the “Employment Agreement”) with the Company’s President and Chief Executive Officer, the Company’s Executive Vice President and the Company’s Chief Financial Officer (each, an “Executive”). Each of Gary Stern’s and Mitchell Cohen’s Employment Agreements, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, expire on December 31, 2009, provided, however, that the parties are required to provide ninety days’ prior written notice if they do not intend to seek an extension or renewal of the Employment Agreement. Arthur Stern’s agreement, the Company’s Executive Vice President, had a one year term. In January 2008, the Company entered into a similar two year employment agreement with Cameron Williams, the Company’s Chief Operating Officer, and a one year agreement with Arthur Stern. The employment agreements each provide for a base salary, which may be increased by the Board of Directors in its sole discretion as follows: Arthur Stern — $355,000 and Cameron Williams — $300,000, except that by June 1, 2009, Mr. Williams’ base salary shall equal or exceed $350,000.
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
     In the event that any payment that each Executive would receive upon termination would otherwise constitute a “parachute” payment under Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Code, such payment and benefits will be reduced to an amount equal to the maximum amount that would avoid such payment.
     Each Executive is also subject to standard non-compete and confidentially provisions contained in the employment agreement.
     On January 17, 2008, the Compensation Committee awarded 58,000 shares of restricted stock to officers and directors of the Company. These shares vest in three equal annual installments starting on October 1, 2008.
Leases
     We are a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey, Bethlehem, Pennsylvania and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information.
Litigation
     In the ordinary course of our business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that we have violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to our business and financial condition. As of May 5, 2008, the Company was not involved in any material litigation in which it was a defendant.
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
     Impairments
The Company accounts for its impairments in accordance with SOP 03-3. This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as an impairment. This SOP became effective October 1, 2005. Implementation of this SOP makes it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. As a result in a slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $35.0 million and $2.4 million were recorded during the three month periods ended March 31, 2008 and 2007, respectively.
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
Note 9: Income Taxes
          Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, and (iii) investee income recognized on the equity method, all resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three month periods ending March 31, 2008 and 2007 reflects income tax expense at an effective rate of 41% and 40.5%, respectively. The slight increase in the tax rate reflects the effect of foreign income taxes. The provision for income tax expense for the six month periods ending March 31, 2008 and 2007 reflects income tax expense at an effective rate of 40.5%.

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
          The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2008 and 2007:

	Six Months Ended March 31,
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$5,607,000	14,059,142	$0.40	$23,878,000	13,772,538	$1.73

Effect of Dilutive Stock		683,407			875,018

Diluted	$5,607,000	14,742,549	$0.38	$23,878,000	14,647,556	$1.63

	Three Months Ended March 31,
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount
Basic	$(7.707,000)	14,201,674	$(0.54)	$12,552,000	13,848,194	$0.91

Effect of Dilutive Stock	—				896,305

Diluted	$(7,707,000)	14,201,674	$(0.54)	$12,552,000	14,744,499	$0.85

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
          In December of 2006, 18,000 stock options and 68,000 restricted shares were granted to directors, officers and other employees. The stock options and restricted shares vest over a twenty seven month period with the first one third of the stock options and restricted shares vesting on March 19, 2007 and the remaining vesting on the first and second anniversary dates of March 19, 2007. For the three month and six month periods ended March 31, 2008, $263,000 and $450,000, respectively of

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock-based Compensation (continued)
stock based compensation expense was recorded. For the three and six month period ended March 31, 2007, $662,000 and $768,000 of stock based compensation expense was recorded. See Note 12 — Stock Option Plans for more information..
There were no stock option awards granted in the first six months of fiscal year 2008.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 12: Stock Option Plans (continued)
               The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 874,000 were available as of March 31, 2008. On January 17, 2008 the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock to officers and directors of the Company which vest in three equal annual installments beginning October 1, 2008. 68,000 restricted shares were granted in the first quarter of fiscal year 2007. These shares vest in three equal annual installments starting on October 1, 2008. As of March 31, 2008, approximately 170 of the Company’s employees were eligible to participate in the Equity Compensation Plan.
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
          The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 were available as of March 31, 2008. A total of 18,000 stock options were granted in the first quarter of fiscal year 2007. As of March 31, 2007, approximately 170 of the Company’s employees were eligible to participate in the 2002 Plan.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stock-Option Plans — (Continued)
The following table summarizes stock option transactions under the plans:

	Six Months Ended March 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,337,438	$9.38	1,414,439	$9.45
Options granted	-0-	$-0-	18,000	$28.75
Options exercised	(300,000)	$1.42	(80,001)	$15.10
Options cancelled	-0-	-0-	-0-	-0-

Outstanding options at the end of period	1,037,438	$11.69	1,352,438	$9.37

Exercisable options at the end of period	1,031,438	$11.59	1,340,438	$9.20

          The following table summarizes information about the Plans outstanding options as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$0.8125 - $2.8750	300,000	2.5	$2.63	300,000	$2.63
$2.8751 - $5.7500	106,667	4.6	$4.73	106,667	$4.73
$5.7501 - $8.6250	12,000	3.6	$5.96	12,000	$5.96
$14.3751 - $17.2500	218,611	5.7	$15.04	218,611	$15.04
$17.2501 - $20.1250	382,160	6.5	$18.22	382,160	$18.22
$25.8751 - $28.7500	18,000	8.7	$28.75	12,000	$28.75

	1,037,438	5.0	$11.69	1,031,438	$11.59

          The Company recognized $46,000 of compensation expense related to stock options during the six month period ended March 31, 2008. As of March 31, 2008, there was $92,000 of unrecognized compensation cost related to unvested stock options.
The aggregate intrinsic value of the outstanding and exercisable options as of March 31, 2008 is $2.3 million.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stock-Option Plans — (Continued)
          The following table summarizes information about restricted stock transactions:

		Weighted
	Six Months	Average
	Ended	Grant Date
	March 31, 2008	Fair Value
Unvested at beginning of period	45,333	$28.75
Awards granted	58,000	$19.73
Vested	(22,666)	$28.75
Forfeited	0	$0.00

Unvested at end of period	80,667	$22.26

          The Company recognized $403,000 of compensation expense related to the restricted stock awarded during the six month period ended March 31, 2008. As of March 31, 2008 there was $1,607,000 of unrecognized compensation cost related to unvested restricted stock.
Note 13: Stockholders’ Equity
          For the six months ended March 31, 2008, the Company declared dividends of $1,129,000. $571,000 was accrued as of March 31, 2008 and paid May 1, 2008. For the six months ended March 31, 2008 the Company recorded $207,000 in cumulative translation adjustments related to its investment in South America.
Note 14: Subsequent Events
          On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of $8,226,278, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with a consortium of banks.
          The subordinated loan was incurred by the Company to resolve certain issues described below. Proceeds from the subordinated loan are being used initially to further collateralize the Company’s $175 million revolving loan facility with a consortium of banks (the “Bank Group”) and ultimately will be used to reduce the balance due on that facility on or prior to May 31, 2008. This facility is secured by substantially all of the assets of the Company and its subsidiaries (the “Bank Group Collateral”), other than the assets of Palisades XVI, the entity that made the Portfolio Purchase that was separately financed by the Bank of Montreal (the “BMO Facility”).
          An entity (the “Servicer”) that provides servicing for certain portfolios within the Bank Group Collateral, was also engaged by Palisades Collection, LLC, the Company’s servicing subsidiary (“Palisades Collection”), after the acquisition of the Portfolio Purchase , to provide certain management services with respect to the portfolios owned by Palisades XVI and financed

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 14: Subsequent Events (continued)
by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, lag the costs and fees which are expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as is the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the current economic environment, (b) the fact that Palisades Collection believed that it would be desirable to engage the Servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial acquisition of the Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigations and incur court costs at a faster rate than initially budgeted. As previously described in the Company’s Form 10-K and Form 10-K/A for the year ended September 30, 2007, the agreements with the Servicer call for a 3% fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all gross collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company pays the Servicer a monthly fee of $275,000 for the first twenty four months for consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase. The Servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to the Servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the Servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors have, to date, exceeded amounts available to pay the Servicer from collections received by the Servicer on the Portfolio Purchase on a current basis. The Company considered the effects of these trends on the Portfolio Purchase valuation.
          Rather than waiting for collections from the Portfolio Purchase to satisfy sums of approximately $8.2 million due the Servicer for court cost advances and its fees, the Servicer set-off that amount against amounts it had collected on behalf of the Company with respect to the Bank Group Collateral. While the Servicer disagrees, the Company believes that those sums should have been remitted to the Bank Group without setoff.
          The Company has determined to remedy any shortfall in the receipts under the Bank Group facility by obtaining the $8.2 million subordinated loan from the Family Entity and causing the proceeds of the loan to be delivered to the Bank Group and not to pursue a dispute with the Servicer at this time. The Company believes that avoiding a dispute with the Servicer at this time is in its best interests, as it should improve collections on the Portfolio Purchase and, provide for greater borrowing ability for new portfolios under the Bank Group facility. The Company also believes that the terms of the subordinated loan from the Family Entity are more favorable than could be obtained from an unrelated third party institution.
          On April 29, 2008, the Company entered into a letter agreement with the Bank Group in which the Bank Group consented to the Subordinated Loan from the Family Entity and the Servicer has stated, in writing, that it will not make any further set-offs against collections due to it pending resolution of this dispute. The Company believes that any future sums due to the Servicer will be available from the cash flow of the Portfolio Purchase.

          On May 19, 2008, Palisades XVI entered into the third amendment of its Receivable Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to an extended amortization schedule than the schedule determined in connection with the second amendment. The effect of this reduction is to extend the payments of the loan. The lender also increased the interest rate to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. While the Company believes it will be able to make all payments due under the new payment schedule, the Company also believes that if it fails to do so it will be required to sell the Portfolio Purchase or may be subject to a foreclosure on the Portfolio Purchase.

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
          Our annual report on Form 10-K and Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the SEC are available free of charge through our website at www.astafunding.com. Information on our website does not constitute a part of this report. The SEC also maintains an internet site ( www.sec.gov ) that contains reports and information statements and other information regarding issuers, such as ourselves, who file electronically with the SEC.

Critical Accounting Policies
     We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to contractual terms of the portfolio of accounts. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.
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
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly the Company did not aggregate such loans under Practice Bulletin 6 notwithstanding that the underlying collateral may have had similar characteristics. After SOP 03-3 was adopted by the Company beginning with the Company’s fiscal year beginning October 1, 2005, the Company began to aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

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
We have seen a decline in our collections in the first six months of fiscal 2008, the first quarter of which is typically slow. We might also be experiencing the effects of a slowing economy. Our operating results could be negatively influenced by economic events including: a slowdown in the economy, problems in the credit and housing markets, reductions in consumer spending, changes in the underwriting criteria by originators and changes in laws and regulations governing consumer lending.
     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations
     The six-month period ended March 31, 2008, compared to the six-month period ended March 31, 2007
     Finance income. For the six-month period ended March 31, 2008, finance income increased $10.7 million or 18.7% to $68.0 million from $57.3 million for the six-month period ended March 31, 2007. While our gross and net collections have slowed, and the environment for collections remains challenging, our finance income increased primarily resulting from an increase during the six months ended March 31, 2008 in the average outstanding level of consumer receivable accounts acquired for liquidation, as compared to the same period in the prior year, coupled with the effect of income recognized from fully amortized portfolios (zero basis revenue), which also increased our revenue recognition. The increase in the average level of consumer receivables acquired for liquidation is due primarily to the purchase of the $6.9 billion in face value receivables for a purchase price of $300 million in March of 2007 (the “Portfolio Purchase”).
     During the six months of fiscal year 2008, gross collections decreased 8.4% to $176.7 million from $192.8 million for the six months ended March 31, 2007. Commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $11.3 million, or 19.6%, for the six months ended March 31, 2008 as compared to the same period in the prior year. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs by our legal network, particularly with respect to the Portfolio Purchase, coupled with an agreement consummated in December 2007, negotiated with a third party servicer, to assist the Company in asset location, skiptracing efforts and ultimately identifying debtors who can be sued. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million of gross collections and 7% on substantially all gross collections from the Portfolio Purchase in excess of $500 million. These fees have increased our commissions and fees paid to $69.0 million, or 39.0% of gross collections, compared to $57.7 million, or 30.0% of gross collections in the same period of the prior year. As a result, net collections decreased by 20.3% to $107.7 million from $135.1 million for the six months ended March 31, 2007. The Company also pays this third party servicer a fee of $275,000 per month for twenty four months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee, which began in May 2007, is recorded as part of general and administrative expenses. In addition, we do anticipate expending court costs during fiscal year 2008 on the Portfolio Purchase in order to accelerate the suit process, and should be financed from gross collections.
     Income recognized from fully amortized portfolios (zero based revenue) was $23.9 million and $5.5 million for the six months ended March 31, 2008 and 2007, respectively. The increase is due primarily to more pools which became fully amortized in the first quarter of 2008 combined with the fully amortized pools from last fiscal year and prior.
     Other income. Other income of $ 144,000 consisted primarily of bank interest and service fee income for the six months ended March 31, 2008. Other income of $459,000 for the six month period ended March 31, 2008, includes interest income from banks and other loan instruments.
     General and Administrative Expenses. During the six months ended March 31, 2008 general and administrative expenses increased $2.0 million, or 18.9% to $12.9 million from $10.9 million for the six months ended March 31, 2007, and represented 22.1% of total expenses (excluding income taxes) for the six months ended March 31, 2008 as compared to 58.5% for the six month period ended March 31, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the six months ended March 31, 2008, as compared to the same prior year period. A majority of the increased costs were from collection expenses including, $275,000 per month paid to a third party servicer in connection with consulting and skiptracing efforts for the Portfolio Purchase, as previously discussed under Finance income above, technology costs, salaries, payroll taxes and benefits, professional fees, postage and telephone charges. Additionally, we have experienced increased legal fees and settlement expenses as the size of our debtor base has increased.
     Interest Expense. During the six month period ended March 31, 2008, interest expense was $10.7 million compared to $5.3 million in the same period in the prior year and represented 18.2% of total expenses (excluding income taxes) for the six month period ended March 31, 2008. The increase in interest expense is the result of an increase in borrowings and was due to the increase in acquisitions of consumer receivables acquired for liquidation during fiscal 2007 primarily resulting from the Portfolio Purchase. This increase was partially offset by lower average interest rates in the six month period ended March 31, 2008, as compared to the same prior year period. The new amendment to the Receivables Financing Agreement dated May 19, 2008 changes the effective rate on the loan to approximately LIBOR plus 320 basis points, an increase of approximately 150 basis points.

     Impairments. Impairments of $35.0 million were recorded by the Company during the six months ended March 31, 2008 as compared to $2.4 million for the six months ended March 31, 2007, and represented 59.7% of total expenses (excluding income taxes) for the quarter ended March 31, 2008. We recorded impairments on the Portfolio Purchase in the amount of $30.3 million and 5 other portfolios in the amount of $4.7 million. As relative collections with respect to our expectations on these portfolios were deteriorating, we believed that these impairment charges and adjustments to our cash flow expectations became necessary.
     Equity in (loss) of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over the remaining 9 to 15 months of the liquidation period. Although the venture has a loss for the six months ended March 31, 2008 of $78,000, certain fixed price arrangements of the venture expire shortly which will have a positive effect on the results. The Company’s share of the income was $975,000 in the comparable period of the previous year.
     The three-month period ended March 31, 2008, compared to the three-month period ended March 31, 2007
     Finance income. For the three months ended March 31, 2008, finance income increased $1.5 million or 4.7% to $33.9 million from $32.4 million for the three months ended March 31, 2007. While our gross and net collections have slowed, and the environment for collections remains challenging, our finance income increased primarily resulting from an increase during the three months ended March 31, 2008 in the average outstanding level of consumer receivable accounts acquired for liquidation, as compared to the same period in the prior year, coupled with the effect of income recognized from fully amortized portfolios (zero basis revenue), which also increased our revenue recognition. The increase in the average level of consumer receivables acquired for liquidation is due primarily to the Portfolio Purchase..
     During the second quarter of fiscal year 2008, gross collections decreased 17.6% to $87.4 million from $106.1 million for the three months ended March 31, 2007. Commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $7.7 million, or 25.6%, for the three months ended March 31, 2008 as compared to the same period in the prior year. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs by our legal network, particularly with respect to the Portfolio Purchase coupled with an agreement consummated in December 2007 negotiated with a third party to assist the Company in asset location, skiptracing efforts and ultimately identifying debtors who can be sued. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. Fees, along with advanced court costs, have increased our commissions and fees paid to $37.6 million , or 43.0% of gross collections, compared to $30.0 million, or 28.2% of gross collections in the same period of the prior year. As a result, our net collections decreased by 34.6% to $49.8 million from $76.1 million for the three months ended March 31, 2008. The Company also pays this third party servicer a monthly fee of $275,000 per month for twenty four months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee, which began in May 2007, is recorded as part of general and administrative expenses. In addition, we have been expending court costs during fiscal year 2008 on the Portfolio Purchase in order to accelerate the suit process.
     Income recognized from fully amortized portfolios (zero based revenue) was $12.2 million and $500,000 for the three months ended March 31, 2008 and 2007, respectively. The increase is due primarily to more pools which became fully amortized in the first quarter of 2008 combined with the fully amortized pools from last fiscal year and prior.
     Other income. Other income of $4,000 consisted of bank interest and service fee income for the three months ended March 31, 2008. Other income of $255,000 for the three month period ended March 31, 2007 includes interest income from banks and other loan instruments.

     General and Administrative Expenses. During the three-month period ended March 31, 2008, general and administrative expenses increased $1.3 million or 23.0% to $7.1 million from $5.8 million for the three-months ended March 31, 2007, and represented 15.2% of total expenses (excluding income taxes) for the three months ended March 31, 2008 as compared to 77% for the same period in the prior year. The increase is due to an increase in receivable servicing expenses that resulted from the increase during the three months ended March 31, 2008 in our average outstanding accounts acquired for liquidation of approximately $535.6 million, as compared to approximately $410.5 million during the three month period ended March 31, 2007. A majority of the increased costs were from collection expenses including, $275,000 per month paid to a third party servicer in connection with consulting and skiptracing efforts for the Portfolio Purchase, as previously discussed under Finance income above, technology costs, salaries, payroll taxes and benefits, professional fees, postage and telephone charges.
     Interest Expense. During the three-month period ended March 31, 2008, interest expense was $4.7 million compared to $3.8 million in the same period in the prior year and represented 10.1% of total expenses (excluding income taxes) for the three-month period ended March 31, 2008. The increase in borrowings was due to the increase in acquisitions of consumer receivables acquired for liquidation during fiscal 2007 primarily resulting from the Portfolio Purchase, and the corresponding increase in interest expense was due to an increase in the average outstanding borrowings under our line of credit during the three-month period ended March 31, 2008, as compared to the same period in the prior year partially offset by lower interest rates during the three months ended March 31, 2008. The new amendment to the Receivables Financing Agreement dated May 19, 2008 charges the effective rate on the loan to approximately LIBOR plus 320 basis points, or an increase of approximately 150 basis points.
     Impairments. Impairments of $35.0 million were recorded by the Company during the three months ended March 31, 2008 as compared to $2.4 million for the three months ended March 31, 2007, and represented 74.7% of total expenses (excluding income taxes) for the quarter ended March 31, 2008. We recorded impairments on the Portfolio Purchase in the amount of $30.3 million and 5 other portfolios in the amount of $4.7 million. As relative collections with respect to our expectations on these portfolios were deteriorating, we believed that these impairment charges and adjustments to our cash flow expectations became necessary.
     Equity in (loss) of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over the remaining 9 to 15 months of the liquidation period. The venture essentially broke even for the quarter ended March 31, 2008 as compared to the Company’s share of the income of $475,000 in the comparable period of the previous year.
Liquidity and Capital Resources
     Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. As of March 31, 2008, we had a $175 million line of credit from a consortium of banks (the “Bank Group”) for portfolio purchases, with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the Bank Group. As of March 31, 2008, there was a $145.6 million outstanding balance under this facility. Although we are within the borrowing limits of this facility, there are certain restrictions in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30, 2007 the Company signed the Third Amendment to Fourth Amended and Restated Loan Agreement (the “Third Credit Agreement”) with the Bank Group that amended certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate, to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately

$12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement (the “Fourth Credit Agreement”) whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Fourth Amended and Restated Loan Agreement (the “Fifth Credit Agreement”) with the Bank Group that amended certain terms of the Credit Agreement whereby the parties agreed to further amend the definition of the Borrowing Base and increase the advance rates on portfolio purchases allowing the Company more borrowing availability. On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Sixth Credit Agreement”) with a consortium of banks that temporarily increased the total revolving loan commitment from $175 million to $185 million. The increase of $10 million was required to be repaid by February 29, 2008. The temporary increase was not used. During the six months ended March 31, 2008, the Company purchased portfolios for an aggregate purchase price of $41.3 million, including an $8.6 million investment in a portfolio domiciled in South America.
     In March 2007, Palisades XVI consummated the Portfolio Purchase. The Portfolio Purchase is made up of predominantly credit card accounts and includes accounts in collection litigation and accounts as to which the sellers have been awarded judgments and other traditional charge-offs. The Company’s line of credit with the Bank Group was fully utilized, as modified in February 2007, with the deposit of $75 million paid for the Portfolio Purchase,
     The remaining $225 million was paid on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with a major financial institution as the funding source, and consists of debt with full recourse only to Palisades XVI, and, as of March 31, 2008, bore an interest rate of approximately 170 basis points over LIBOR. The term of the agreement is three years. All proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The Portfolio Purchase is serviced by Palisades Collection, LLC, a wholly owned subsidiary of the Company, which has engaged an unrelated subservicer for the portfolio. As of March 31, 2008, there was a $148.3 million outstanding balance under this facility.
          On December 27, 2007, Palisades XVI entered into the second amendment of its Receivable Financing Agreement. As the actual collections had been slower than the minimum collections scheduled under the original agreement, which contemplated sales of accounts which had not occurred, the lender and Palisades XVI agreed to a lower amortization schedule which did not contemplate the sales of accounts. The effect of this reduction was to extend the payments of the loan from approximately 25 months to approximately 31 months. The lender charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.
     On May 19, 2008, Palisades XVI entered into the third amendment of its Receivable Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to an extended amortization schedule than the schedule determined in connection with the second amendment. The effect of this reduction is to extend the payments of the loan to approximately 30 months. The lender also increased the interest rate to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI.
     As of March 31, 2008, our cash and cash equivalents decreased $0.9 million to $3.6 million from $4.5 million at September 30, 2007. The decrease in cash during the six month period ended March 31, 2007, was due to lower net collections, and higher interest payments offset by lower tax payments as compared to the same period of the prior year.
     Net cash provided by operating activities was $30.1 million during the six months ended March 31, 2008, compared to net cash provided by operating activities of $19.3 million during the six months ended March 31, 2007. The increase in net cash provided by operating activities is due to an increase in revenues and a reduction in tax payments offset in part, by an increase in interest payments and operating expenses.
     Net cash used in investing activities was $0.9 million during the six months ended March 31, 2008, compared to net cash used by investing activities of $310 million during the six months ended March 31, 2007. The decrease in net cash used by investing activities was primarily due to the Portfolio Purchase in March 2007. Net cash used in financing activities was $30.1 million during the six month period ended March 31, 2008, as compared to $289.6 million in the prior period. The change was primarily due to the Portfolio Purchase in March 2007 under our line of credit and our new Receivable Financing Agreement to finance the Portfolio Purchase, previously discussed under investing activities.
     On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with the Bank Group, and as a result the credit facility is now $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the Bank Group. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation other than the assets of Palisades XVI and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement ends July 11, 2009.
     On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of $8,226,278, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with a consortium of banks.
     The subordinated loan was incurred by the Company to resolve certain issues described below. Proceeds of the subordinated loan will be used to reduce the balance due on that facility on or prior to May 31, 2008. This facility is secured by substantially all of the assets of the Company and its subsidiaries (the “Bank Group Collateral”), other than the assets of Palisades XVI, which was separately financed by the Bank of Montreal (the “BMO Facility”).
     An entity (the “Servicer”) that provides servicing for certain portfolios within the Bank Group Collateral, was also engaged by Palisades Collection, LLC, the Company’s servicing subsidiary (“Palisades Collection”), after the initial purchase in March 2007, to provide certain management services with respect to the portfolios owned by Palisades XVI and financed by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, lag the costs and fees which are expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as is the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the current economic environment, (b) the fact that Palisades Collection believed that it would be desirable to engage the Servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigations and incur court costs at a faster rate than initially budgeted. The agreements with the Servicer call for a 3% fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company pays the Servicer a monthly fee of $275,000 for the first twenty four months for its consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase. The Servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to the Servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the Servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors have to date exceeded amounts available to pay the Servicer from collections received by the Servicer on the Portfolio Purchase on a current basis. The Company considered the effects of these trends on portfolio valuation.
     Rather than waiting for collections from the Portfolio Purchase to satisfy sums of approximately $8.2 million due it for court cost advances and its fees, the Servicer set-off that amount against amounts it had collected on behalf of the Company with respect to the Bank Group Collateral. While the Servicer disagrees, the Company believes that those sums should have been remitted to the Bank Group without setoff.

     The Company determined to remedy any shortfall in the receipts due to the Bank Group by obtaining the $8.2 million subordinated loan from the Family Entity and causing the proceeds of the loan to be delivered to the Bank Group and not to pursue a dispute with the Servicer at this time. The Company believes that avoiding a dispute with the Servicer at this time is in its best interests, as it should improve collections on the Portfolio Purchase and provide for greater borrowing ability for new portfolios under the Bank Group facility. The Company also believes that the terms of the subordinated loan from the Family Entity are more favorable than could be obtained from an unrelated third party institution.
     On April 29, 2008, the Company entered into a letter agreement with the Bank Group that consented to the Subordinated Loan from the Family Entity and the Servicer has stated in writing that it will not make any further set-offs against collections due to it pending resolution of this dispute. The Company believes that any future sums due to the Servicer will be available from the cash flow of the Portfolio Purchase.
     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. Acquisitions are financed primarily through cash flows from operating activities and with our credit facility. At December 31, 2007 and March 31, 2008, due to the collateral formula required by the Bank Group , the Company was approaching the upper limit of its borrowing capacity. However, with limited purchases of portfolios in the second quarter, coupled with the $8.2 million of subordinated debt acquired by the Company, availability has increased to approximately $15.0 million. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, the limited availability coupled with slower collections have had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.
     Our business model affords us the ability to sell accounts on an opportunistic basis. While we have not consummated any significant sales from our Portfolio Purchase, we launched a sales effort in order to attempt to enhance our cash flow and pay down our debt faster. The results were slower than expected for a variety of factors, including a slow resale market, similar to the decrease in pricing we are seeing in general.
     The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Six Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	20,155,000	21,152,000	41,307,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(87,703,000)	(7,330,000)	(95,033,000)
Net cash collections represented by account sales of
consumer receivables acquired for liquidation	(12,654,000)	—	(12,654,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (2)	67,310,000	703,000	68,013,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	67.1%	9.6%	63.2%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Includes $23.9 million derived from fully amortized interest method pools.

	For the Six Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	345,798,000	40,884,000	386,682,000
Net cash collections from collection of consumer receivables acquired for liquidation	(102,015,000)	(2,089,000)	(104,104,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(26,754,000)	(4,247,000)	(31,001,000)
Transferred to cost recovery (1)	(4,478,000)	4,478,000	—
Impairments	(2,412,000)	—	(2,412,000)
Finance income recognized (2)	56,007,000	1,287,000	57,294,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43.5%	20.3%	42.4%

(1)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company successfully retuned to the seller at the original purchase value.

(2)	Includes $5.5 million derived from fully amortized interest method pools.

	For the Three Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$509,580,000	$49,794,000	$559,374,000
Acquisitions of receivable portfolios, net	239,000	3,559,000	3,798,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,807,000)	(2,124,000)	(44,931,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,863,000)	—	(4,863,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (1)	33,474,000	404,000	33,878,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	70.2%	19.0%	68.0%

(1)	Includes $12.2 million derived from fully amortized interest method pools.

	For the Three Months Ended March 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$281,852,000	$3,671,000	$285,523,000
Acquisitions of receivable portfolios, net	288,224,000	36,191,000	324,415,000
Net cash collections from collections of consumer receivables acquired for liquidation	(60,765 000)	(1,461,000)	(62,226,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(11,825,000)	(2,094,000)	(13,919,000)
Transfer to cost recovery (1)	(4,478,000)	4,478,000	—
Impairment	(2,412,000)	—	(2,412,000)
Finance income recognized (2)	31,749,000	604,000	32,353,000

Balance, end of period	$522,345,000	$41,389,000	$563,734,000

Finance income as a percentage of collections	43 7%	17 0%	42 5%

(1)	Represents a portfolio acquired during the three months ended December 31,2006 which the Company successfully retuned to the seller at the original purchase value.

(2)	Includes approximately $500,000 derived from fully amortized interest method pools.
Supplementary Information:
     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the six months ended March 31, 2008, we purchased portfolios with an aggregate purchase price of $41.3 million with a face value of $1.3 billion.
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
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2008	$12,654,000	$5,179,000
Three months ended March 31, 2008	$4,863,000	$2,826,000

Six months ended March 31, 2007	$31,001,000	$14,514,000
Three months ended March 31, 2007	$13,919,000	$5,555,000
Portfolio Performance (1)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,256,000	—	$105,256,000	162%
2002	36,557,000	47,686,000	—	47,686,000	130%
2003	115,626,000	198,438,000	$3,666,000	202,104,000	175%
2004	103,743,000	166,136,000	6,408,000	172,544,000	166%
2005	126,023,000	172,234,000	51,321,000	223,555,000	177%
2006	200,237,000	179,375,000	131,263,000	310,638,000	155%
2007	384,850,000	105,781,000	433,507,000	539,288,000	140%
2008	20,155,000	3,575,000	23,892,000	27,467,000	136%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero bases.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting providing users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company believes this statement will not impact the Company.
          In December 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 will be effective for the Company beginning January 1, 2009 on a retrospective basis. The Company is currently evaluating the impact that the adoption of EITF 07-1 will have, if any, on its consolidated financial statements.
          In December 2007 The Securities & Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”). This staff accounting bulletin (“SAB”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior might not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This SAB does not have a material impact on the Company.
          In December 2007, the FASB issued FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
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
          This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning with the Company’s first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The Company anticipates the adoption will not have a material affect on the Company’s financial statements.
          This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.
          In December 2007, the FASB issued FASB Statement No. 141 (revised 2007) Business Combinations (“FASB Statement No. 141R”). FASB Statement No. 141R replaces FASB Statement No. 141 — Business Combinations (“FASB Statement No. 141”). The objective of FASB Statement No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer:
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
     In November 2007 the Securities & Exchange Commission issued Staff Accounting Bulletin No. 109 (“SAB 109”) which expresses the staff views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to Statement of Financial Accounting

Standards No. 133, Accounting for Derivative Instruments and Hedging Activities . SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets , and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 will not have any impact on the Company.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. The Company believes that this statement, when adopted, will not impact the Company.
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
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. The Company does not expect the adoption of FASB Statement No. 157 to have a material impact on its financial reporting or disclosure requirements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At March 31, 2008, our $175 million credit facility and our Receivable Financing Agreement, all of which is variable debt, had an outstanding balance of $145.5 million and $148.3 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the six month period ended March 31, 2008 by approximately $400,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.
Item 4. Controls and Procedures
     a. Disclosure Controls and Procedures.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date due to the fact that the material weaknesses described in the September 30, 2007 Form 10-K and Form 10-K/A have not been remediated as of March 31, 2008.
     b. Changes in Internal Controls Over Financial Reporting.
     The Company has taken a number of corrective actions and continues to address the above mentioned material weaknesses. These actions included the establishment of an investment committee comprised of the Chairman, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and our Senior Vice President, and if appropriate, members of the audit committee. This committee reviews all material transactions with a view to ensuring complete, accurate and timely financial accounting and related disclosure. In addition the Company undertook a review of its financial reporting processes with an outside consultant and formalized a process deemed necessary. We believe we have made significant progress in curing the weaknesses cited above and these actions will lead to the remediation of the material weaknesses cited, above..

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
We believe that our debtors might be straining to pay their obligations owed to us. A continuation of the current problems in the credit and housing markets, including negative effects on the ability of debtors to obtain second mortgages, home equity lines of credit or other types of refinancing, and the general slow down in the economy could adversely affect the value of our portfolio and financial performance.
Recent amendments to our credit facility increase our risk and potential loss.
Since the Portfolio Purchase in March 2007, Palisades XVI has not performed well with respect to the Receivable Financing Agreement with the Bank of Montreal (“BMO”). In September 2007, Palisades XVI was required to remit an additional $13.1 million to BMO in order to be in compliance with its repayment obligations. The Company purchased a portion of this Portfolio from Palisades XVI at a price of $13.1 million, giving Palisades XVI the ability to make this payment. In December 2007, Palisades XVI entered into an amendment of the Receivable Financing Agreement to extend the required repayment schedule. Again in May 2008, as a result of collections being slower than anticipated at the time of the December 2007 amendment, Palisades XVI and BMO amended the Receivable Financing Agreement to further extend the repayment schedule. While the Company believes it will be able to make all payments due under the new payment schedule, the Company also believes that if it fails to do so it will be required to sell the Portfolio Purchase or may be subject to a foreclosure on the Portfolio Purchase.
We rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.
We have relied on a third party and paid it significant fees to assist us in asset identification, skiptracing and other debtor locating methods in order to increase the likelihood of our future collections with respect to the Portfolio

Purchase. If such information, much of which has only recently been received does not prove to be accurate, our collections and results of operations could be materially adversely affected.
The Company has been required to amend its revolving credit facility on a number of occasions.
     The Company has been required to seek amendments to its revolving credit facility due to issues concerning its financial performance in the past. While the Company has been able to obtain the requisite amendments on each such occasion, it has resulted in higher interest rates and increased costs to the Company. Further, there can be no assurance that the Company will be able to obtain additional amendments if it fails to meet its financial covenants or other obligations under the revolving credit facility in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its annual meeting on March 4, 2008. At that meeting, the following matter was voted on and received the votes indicated:

	Authority
Election of Directors	For	Withheld
Gary Stern	9,918,856	2,659,453
Arthur Stern	9,904,348	2,673,961
Herman Badillo	9,659,614	2,918,695
David Slackman	9,937,396	2,640,913
Edward Celano	9,715,007	2,863,302
Harvey Leibowitz	9,704,283	2,874,026
Alan Rivera	10,205,721	2,372,588
Louis A. Piccolo	10,204,646	2,373,663

Item 5. Other Information
     None.
Item 6. Exhibits
(a) Exhibits

10.1	Third Amendment to the Receivables Financing Agreement

10.2	Amended and Restated Servicing Agreement dated May 12, 2008

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.
(Registrant)

Date: May 19, 2008	By: /s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2008	By: /s/ Mitchell Cohen
Mitchell Cohen, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)