Form 10-Q/A
period 2008-03-31
ASTA FUNDING INC
filed 2008-05-21
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of May 19, 2008, the registrant had 14,276,158 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q/A
Amendment No. 1
EXPLANATORY NOTE
     This amendment on Form 10-Q/A is being filed to include in Footnote #14 the aggregate minimum repayment obligations required under the third amendment of the Receivable Financing Agreement entered into on May 19, 2008 with Palisades Acquisition XVI. Minimum payments of principal and interest from May 1, 2008 for the balance of the fiscal year ending September 30, 2008 and for fiscal years ending September 30, 2009 and September 30, 2010 are $19.7 million, $67.0 million, and $75.0 million, respectively. As the payments are to be made on a monthly basis and the minimums are based on averages, these minimums could vary somewhat.
     This amendment speaks as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.
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
     On May 19, 2008, Palisades XVI entered into the third amendment of its Receivable Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to an extended amortization schedule than the schedule determined in connection with the second amendment. The effect of this reduction is to extend the payments of the loan. The lender also increased the interest rate to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. Minimum payments of principal and interest from May 1, 2008 for the balance of the fiscal year ending September 30, 2008 and for fiscal years ending September 30, 2009 and September 30, 2010 are $19.7 million, $67.0 million, and $75.0 million, respectively. As the payments are to be made on a monthly basis and the minimums are based on averages, these minimums could vary somewhat. While the Company believes it will be able to make all payments due under the new payment schedule, the Company also believes that if it fails to do so it will be required to sell the Portfolio Purchase or may be subject to a foreclosure on the Portfolio Purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q/A
Amendment No. 1
For the Quarter Ended March 31, 2008
INDEX

Item 6. Exhibits
Signatures
Exhibit 31.1 - Section 302 Certificate of Principal Executive Officer
Exhibit 31.2 - Section 302 Certificate of Principal Financial Officer
Exhibit 32.1 - Section 906 Certificate of Principal Executive Officer
Exhibit 32.2 - Section 906 Certificate of Principal Financial Officer
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

ASTA FUNDING, INC. (Registrant)
Date: May 20, 2008	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2008	By:	/s/ Mitchell Cohen
Mitchell Cohen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)