Form 10-Q
period 2008-06-30
ASTA FUNDING INC
filed 2008-08-11
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of August 6, 2008, the registrant had 14,276,158 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS

Cash	$2,817,000	$4,525,000
Restricted cash	3,776,000	5,694,000
Consumer receivables acquired for liquidation, (at net realizable value)	487,004,000	545,623,000
Due from third party collection agencies and attorneys	5,106,000	4,909,000
Investment in venture	663,000	2,040,000
Furniture and equipment, net	823,000	793,000
Deferred income taxes	12,238,000	12,349,000
Other assets and other investments	4,111,000	4,323,000

Total assets	$516,538,000	$580,256,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$251,958,000	$326,466,000
Subordinated debt – related party	8,270,000	—
Other liabilities	4,346,000	7,537,000
Dividends payable	571,000	557,000
Income taxes payable	3,206,000	8,161,000

Total liabilities	268,351,000	342,721,000

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,276,158 at June 30, 2008 and 13,918,158 at September 30, 2007	143,000	139,000
Additional paid-in capital	68,723,000	65,030,000
Retained earnings	178,714,000	172,366,000
Accumulated other comprehensive income	607,000	—

Total stockholders’ equity	248,187,000	237,535,000

Total liabilities and stockholders’ equity	$516,538,000	$580,256,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Finance income, net	$23,560,000	$38,845,000	$91,573,000	$96,139,000
Other income	12,000	43,000	156,000	502,000

	23,572,000	38,888,000	91,729,000	96,641,000

Expenses:
General and administrative	7,615,000	6,510,000	20,544,000	17,388,000
Interest	3,643,000	6,651,000	14,295,000	11,949,000
Impairments	8,153,000	—	43,153,000	2,412,000

	19,411,000	13,161,000	77,992,000	31,749,000

Income before equity in (loss) earnings in venture and income taxes	4,161,000	25,727,000	13,737,000	64,892,000

Equity in (loss) earnings of venture	(59,000)	50,000	(137,000)	1,025,000

Income tax expense	1,662,000	10,469,000	5,553000	26,731,000

Net income	$2,440,000	$15,308,000	$8,047,000	$39,186,000

Net income per share:

Basic	$0.17	$1.10	$0.57	$2.84

Diluted	$0.17	$1.03	$0.55	$2.67

Weighted average number of shares outstanding:

Basic	14,276,158	13,907,554	14,111,954	13,794,877

Diluted	14,535,548	14,819,926	14,642,467	14,677,258

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional		Accumulated
	Common Stock		Paid-In	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, September 30, 2007	13,918,158	$139,000	$65,030,000	$172,366,000	—	$237,535,000
Exercise of options	300,000	3,000	422,000	—	—	425,000
Restricted stock granted	58,000	1,000	(1,000)	—	—	—
Stock based compensation expense	—	—	731,000	—	—	731,000
Excess tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock	—	—	2,541,000	—	—	2,541,000
Dividends declared	—	—	—	(1,699,000)	—	(1,699,000)
Other comprehensive income (net of $413,000 of tax)	—	—	—	—	$607,000	607,000
Net income	—	—	—	8,047,000	—	8,047,000

Balance, June 30, 2008	14,276,158	$143,000	$68,723,000	$178,714,000	$607,000	$248,187,000

Comprehensive income is as follows:

Net income	$8,047,000

Other comprehensive income, net of tax	607,000

Comprehensive income	$8,654,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$8,047,000	$39,186,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	915,000	439,000
Deferred income taxes	111,000	(4,999,000)
Impairments of consumer receivables acquired for liquidation	43,153,000	2,412,000
Stock based compensation	731,000	953,000
Other	—	(209,000)

Changes in:
Income taxes payable	(4,955,000)	2,369,000
Due from third party collection agencies and attorneys	(197,000)	(2,007,000)
Other assets	(478,000)	(17,000)
Other investments	—	(2,471,000)
Other liabilities	(2,695,000)	(531,000)

Net cash provided by operating activities	44,632,000	35,125,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(48,864,000)	(402,316,000)
Principal collected on receivables acquired for liquidation	56,757,000	94,921,000
Principal collected on receivable accounts represented by account sales	8,355,000	22,555,000
Effect of foreign exchange on receivable accounts acquired for liquidation	(782,000)	—
Cash distribution from venture	1,240,000	3,475,000
Loss (earnings) in venture	137,000	(1,025,000)
Purchase of other investments	—	(5,777,000)
Collections on other investments	—	9,357,000
Capital expenditures	(296,000)	(155,000)

Net cash provided by (used in) investing activities	16,547,000	(278,965,000)

Cash flows from financing activities:
Proceeds from exercise of options	425,000	1,254,000
Excess tax benefit arising from exercise of non-qualified options and vesting of restricted stock	2,541,000	680,000
Change in restricted cash	1,918,000	—
Dividends paid	(1,685,000)	(7,159,000)
(Payments) advances under lines of credit, net	(74,508,000)	261,877,000
Advance under subordinated debt – related party	8,270,000	—

Net cash (used in) provided by financing activities	(62,929,000)	256,652,000

(Decrease) increase in cash	(1,750,000)	12,812,000
Effect of foreign exchange on cash	42,000	—
Cash at the beginning of period	4,525,000	7,826,000

Cash at end of period	$2,817,000	$20,638,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest	$14,657,000	$9,121,000
Income taxes	$8,233,000	$28,655,000
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
Basis of Presentation
     The condensed consolidated balance sheets as of June 30, 2008, and the consolidated balance sheets as of September 30, 2007, (the September 30, 2007 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Report on Form 10-K/A), the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2008 and 2007, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2008 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2008 and 2007, have been prepared by us without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2008 and September 30, 2007, the results of operations for the nine and three month periods ended June 30, 2008 and 2007 and cash flows for the nine month periods ended June 30, 2008 and 2007 have been made. The results of operations for the nine and three month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC” or the “Commission”) and therefore do not include all information and note disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2007 filed with the SEC.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the allocation of collections between principal and interest resulting therefrom.
Recent Accounting Pronouncements
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“FASB Statement No. 163”).
          FASB Statement No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.
          This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. It is expected that FASB Statement No. 163 will not impact the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(Unaudited)
Note 1: Business and Basis of Presentation (continued)
          In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting providing users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to impact the Company.
          In December 2007 the SEC issued SAB 110 (“SAB 110”). This staff accounting bulletin (“SAB”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment . In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior might not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This SAB does not have a material impact on the Company.
     In November 2007 the SEC issued SAB No. 109 (“SAB 109”) which expresses the staff views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to FASB statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 will not have any impact on the Company.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. We do not believe this statement, when adopted, will have a material impact on the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 1: Business and Basis of Presentation (continued)
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FASB Statement No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No.  157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. The adoption of this statement is not expected to impact the Company.
Reclassification
     Certain items in prior year’s financial statements have been reclassified to conform to current period’s presentation.
Note 2: Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The Company’s investment in a venture, representing a 25% interest, is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. Foreign exchange translation effects on intercompany balances are recorded as accumulated other comprehensive income in the stockholders’ equity section.
Note 3: Consumer Receivables Acquired for Liquidation
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
          Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Impairments on 11 portfolios of receivables totaling approximately $43.2 million were recorded during the nine months ended June 30, 2008. Impairments on three portfolios of receivables totaling approximately $2.4 million were recorded during the nine months ended June 30, 2007. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred until such time as a review results in a change in the expected cash flows. The estimated future cash flows are reevaluated quarterly.
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
     The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for a vast majority of asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables.
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
     The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
•	The number of collection agencies previously attempting to collect the receivables in the portfolio;

•	The average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	The age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	Past history of performance of similar assets;

•	Number of days since charge-off;

•	Payments made since charge-off;

•	The credit originator and its credit guidelines;

•	Our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	The locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	Jobs or property of the debtors found within portfolios. In our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	The ability to obtain customer statements from the original issuer.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
In the third quarter ended June 30, 2008, the Company discontinued using the interest method for income recognition under SOP 03-3 for the purchase of $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”). The recognition of income under SOP 03-3 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use or the change to the cost recovery method. Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, the lack of reasonable delivery of media requests, the lack of validation of certain account components, the sale of the primary servicer, (which was commonly owned by the seller), the Company determined that it no longer has the ability to develop a reasonable expectation of the timing of the cash flows to be collected and therefore, transferred the Portfolio Purchase to the cost recovery method, and the Company will recognize income only after it has recovered its carrying value, which, as of June 30, 2008 was $219 million. If the Portfolio Purchase had not been transferred to the cost recovery method, the anticipated finance income of approximately $7.3 million would have been recognized during the third quarter of fiscal year 2008.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
     The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For The Nine Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	25,622,000	23,242,000	48,864,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(130,572,000)	(10,633,000)	(141,205,000)
Net cash collections represented by accounts sales of consumer receivables acquired for liquidation	(15,480,000)	—	(15,480,000)
Transfer to cost recovery (2)	(208,693,000)	208,693,000	—
Impairments	(43,153,000)	—	(43,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (3)	90,624,000	949,000	91,573,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	62.0%	8.9%	58.4%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal year 2008.

(2)	The Company purchased $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”). During the quarter ending June 30, 2008, the Company transferred the carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(3)	Includes $34.2 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For The Nine Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	356,884,000	45,432,000	402,316,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(164,829,000)	(8,020,000)	(172,849,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(36,519,000)	(4,247,000)	(40,766,000)
Transfer to cost recovery (2)	(4,478,000)	4,478,000	—
Impairments	(2,412,000)	—	(2,412,000)
Finance income recognized (3)	94,168,000	1,971,000	96,139,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	46.8%	16.1%	45.0%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company returned to the seller.on July 31, 2007.

(3)	Includes $11.1 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$460,623,000	$51,633,000	$512,256,000
Acquisitions of receivable portfolios, net	5,467,000	2,090,000	7,557,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,869,000)	(3,303,000)	(46,172,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,826,000)	—	(2,826,000)
Transfer to cost recovery (1)	(208,693,000)	208,693,000
Impairments	(8,153,000)		(8,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (2)	23,314,000	246,000	23,560,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	51.0%	7.4%	48.1%

(1)	Represents the transfer of the carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(2)	Includes $10.4 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For The Three Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$522,345,000	$41,389,0000	$563,734,000
Acquisitions of receivable portfolios, net	11,086,000	4,548,000	15,634,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(62,814,000)	(5,931,000)	(68,745,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(9,765,000)	—	(9,765,000)
Finance income recognized (2)	38,161,000	684,000	38,845,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	52.6%	11.5%	49.5%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Includes $5.6 million derived from fully amortized interest method pools.
     As of June 30, 2008 the Company had $487,004,000 in consumer receivables acquired for liquidation, of which $226,863,000 are accounted for on the interest method. During the quarter ended June 30, 2008, the Company transferred the carrying value of the Portfolio Purchase from the interest method to the cost recovery method. The following reflects the transfer of the Portfolio Purchase. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2008 (three months ending)	$29,680,000
September 30, 2009	94,269,000
September 30, 2010	71,763,000
September 30, 2011	28,726,000
September 30, 2012	6,920,000
September 30, 2013	392,000

231,750,000
Cash collections in advance of projected amounts (deferred revenue)	(4,887,000)

Total	$226,863,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
     Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing interest method portfolios based on estimated future net cash flows as of June 30, 2008. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine and three months ended June 30, 2008 and 2007 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Balance at beginning of period	$176,615,000	$148,900,000

Income recognized on finance receivables, net	(67,337,000)	(94,168,000)
Additions representing expected revenue from purchases	9,237,000	135,224,000
Transfers to cost recovery (1)	(100,475,000)	—
Reclassifications from nonaccretable difference	51,530,000	18,754,000

Balance at end of period	$69,570,000	$208,710,000

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Balance at beginning of period	$189,434,000	$231,971,000

Income recognized on finance receivables, net	(20,289,000)	(38,161,000)
Additions representing expected revenue from purchases	1,915,000	3,654,000
Transfers to cost recovery (1)	(100,475,000)	—
Reclassifications from nonaccretable difference	(1,015,000)	11,246,000

Balance at end of period	$69,570,000	$208,710,000

(1)	Represents the remaining finance income expected on the Portfolio Purchase which was transferred from the interest method to the cost recovery method during the quarter ended June 30, 2008.
          During the three and nine month periods ended June 30, 2008, the Company purchased $289.2 million and $1.6 billion, respectively, of face value of charged-off consumer receivables at a cost of $7.6 million and $48.9 million, respectively, including $8.6 million invested in a portfolio domiciled in South America during the first quarter of 2008. Approximately half of the portfolios purchased in the nine months ended June 30, 2008 are classified under the interest method. At June 30, 2008, the estimated remaining net collections on the receivables purchased in the nine months ended June 30, 2008 is $28.0 million, of which $20.7 million represents principal.
     We record collections received from third party collection agencies and attorneys net of commissions and fees. The following table summarizes collections on a gross basis, less commissions and direct costs for the nine and three month periods ended June 30, 2008 and 2007, respectively.

	For The Nine Months Ended June 30,
	2008	2007
Gross collections (1)	$254,833,000	$304,692,000

Commissions and fees (2)	98,148,000	91,077,000

Net collections	$156,685,000	$213,615,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For The Three Months Ended June 30,
	2008	2007

Gross collections (1)	$78,145,000	$111,877,000

Commissions and fees (2)	29,147,000	33,367,000

Net collections	$48,998,000	$78,510,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales. In addition, 2007 includes put backs of purchased accounts returned to the seller totaling $5.5 million in 2007.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs.
Note 4: Acquisition and Investment in Venture
     In October 2007, through a newly formed subsidiary, the Company acquired a portfolio of consumer receivables domiciled in South America. The investment in the subsidiary company, substantially all of which was applied to the cost of the portfolio, was approximately $8.6 million in cash. The portfolio is classified under the cost recovery method. Collections since inception have been approximately $503,000.
     In August 2006, the Company acquired a 25% interest in a newly formed venture for $7.8 million. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. It is anticipated the liquidation will be completed over the next 6 to 12 months. From its inception through June 30, 2008, the venture made distributions to the Company of $7.8 million. The distributions received have covered our original investment in the venture.
Note 5: Furniture and Equipment
     Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2008	2007
Furniture	$310,000	$307,000
Leasehold improvements	105,000	—
Equipment	2,681,000	2,534,000

	3,096,000	2,841,000
Less accumulated depreciation	2,273,000	2,048,000

Balance, end of period	$823,000	$793,000

Note 6: Debt
     On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks, and as a result the credit facility increased to $175 million, up from $125 million with an expandable feature which allows the Company the ability to increase the line to $225 million with the consent of the banks. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement is three years. The applicable rate at June 30, 2008 and 2007 was 5.00% and 8.25%, respectively. The average interest rate excluding unused credit line fees for the nine month period ended

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 6: Debt — (continued)
June 30, 2008 and 2007, respectively, was 6.37% and 7.24%. The outstanding balance on this line of credit was approximately $114.3 million as of June 30, 2008.
     On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with a consortium of banks that temporarily increased the total revolving loan commitment from $175 million to $185 million. The temporary increase of $10 million was required to be repaid by February 29, 2008. This temporary increase was not used.
     In March 2007, Palisades Acquisition XVI, LLC (“Palisades XVI”), a subsidiary of the Company, borrowed approximately $227 million under a new Receivables Financing Agreement (“Receivable Financing Agreement”), as amended in July 2007, December 2007 and May 2008, with a major financial institution, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds). The debt is full recourse only to Palisades XVI. The original term of the agreement was three years. This term was extended by the second and third amendments to the Receivable Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase. As of June 30, 2008, the outstanding balance on this loan was approximately $148.3 million.
     At September 30, 2007, Palisades XVI was required to remit an additional $13.1 million to its lender in order to be in compliance under the Receivable Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under its current revolving credit facility and causing another of its subsidiaries to purchase a portion of the Portfolio Purchase from Palisades XVI at a price of $13.1 million prior to the measurement date under the Receivable Financing Agreement.
     On December 27, 2007, Palisades XVI entered into the second amendment to its Receivable Financing Agreement. As the actual collections had been slower than the minimum collections scheduled under the original agreement, coupled with contemplated sales of accounts which had not occurred, the lender and Palisades XVI agreed to an extended amortization schedule which did not contemplate the sales of accounts. The effect of this reduction was to extend the payments of the loan from approximately 25 months to approximately 31 months from the amendment date. The lender charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.
     On May 19, 2008, Palisades XVI entered into the third amendment to its Receivable Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to a more extended amortization schedule than the schedule determined in connection with the second amendment. The effect of this reduction is to extend the payments of the loan which is now scheduled to be repaid by December 2010, approximately nine months longer than the original term. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. The applicable rate was 6.24% and 6.99% at June 30, 2008 and June 30, 2007, respectively. The average interest rate of the Receivable Financing Agreement was 6.27% for the nine months ended June 30, 2008. In addition, on May 19, 2008, the Company entered into in an amended and restated Service Agreement among Palisades XVI, Palisades Collection, L.L.C. and the Bank of Montreal (the “ Service Agreement”). The amendment calls for increased documentation, responsibilities and approvals of subservcers engaged by Palisades Collection L.L.C. While the June 30, 2008 date for the completion of these items to be resolved has passed, the parties have been involved in good faith negotiations to complete the requirements under this amendment and the Company believes this matter will be resolved in the near future.
          The aggregate minimum repayment obligations required under the third amendment to the Receivable Financing Agreement entered into on May 19, 2008 with Palisades Acquisition XVI including interest and principal from July 1, 2008 for the balance of the fiscal year ending September 30, 2008 and for fiscal years ending September 30, 2009 and September 30, 2010 are $12.3 million, $67.0 million, and $75.0 million, respectively. As the payments are to be made on a monthly basis and the minimums are based on averages, these minimums could vary somewhat. While the Company believes it will be able to make all payments due under the new payment schedule, the Company also believes that if it fails to do so, it will be required to sell the Portfolio Purchase or may be subject to a foreclosure on the Portfolio Purchase.

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
     The Company’s total average debt obligation for the nine and three month periods ended June 30, 2008, was approximately $300.8 million, and $270.6 million, respectively. The average interest rate for the nine and three month periods ended June 30, 2008 was 6.19% and 5.27%, respectively.
Note 7: Commitments and Contingencies
Employment Agreements
     On January 25, 2007, the Company entered into an employment agreement (the “Employment Agreement”) with the Company’s President and Chief Executive Officer, the Company’s Executive Vice President and the Company’s Chief Financial Officer (each, an “Executive”). Each of Gary Stern’s and Mitchell Cohen’s Employment Agreements, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, expire on December 31, 2009, provided, however, that the parties are required to provide ninety days’ prior written notice if they do not intend to seek an extension or renewal of the Employment Agreement. The agreement for Arthur Stern, the Company’s Executive Vice President, had a one year term. In January 2008, the Company entered into a similar two year employment agreement with Cameron Williams, the Company’s Chief Operating Officer, and a one year agreement with Arthur Stern. The employment agreements each provide for a base salary, which may be increased by the Board of Directors in its sole discretion as follows: Arthur Stern — $355,000 and Cameron Williams — $300,000, except that by June 1, 2009, Mr. Williams’ base salary shall equal or exceed $350,000.
     Each Executive is eligible to receive bonuses and equity awards in amounts to be determined by the Compensation Committee of the Board of Directors. Each Executive may also participate in all of the Company’s employee benefit plans and programs generally available to other employees. Mr. Williams’ contract provides that he will be entitled to a cash bonus of up to $175,000 and a restricted stock grant of up to $175,000 if all performance goals for 2008 are satisfied at the highest level set by the Board of Directors. Performance goals have been set and approved by the Board of Directors.
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
     On January 17, 2008, the Compensation Committee awarded 58,000 shares of restricted stock to certain officers and directors of the Company. These shares vest in three equal annual installments starting on October 1, 2008.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 7: Commitments and Contingencies — (continued)
Leases
     We are a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey, Bethlehem, Pennsylvania and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K and Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, for additional information.
Litigation
     In the ordinary course of our business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that we have violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to our business and financial condition. As of August 5, 2008, the Company was not involved in any material litigation in which it was a defendant.
Note 8: Income Recognition, Impairments and Accretable Yield Adjustments
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 8: Income Recognition, Impairments and Accretable Yield Adjustments (continued)
     Impairments and accretable yield adjustments
     The Company accounts for its impairments in accordance with SOP 03-3. This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. Implementation of this SOP makes it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $43.2 million and $2.4 million were recorded during the nine month periods ended June 30, 2008 and 2007, respectively. Impairments of $8.2 million were recorded in the three month period ended June 30, 2008. Impairments recorded in the third quarter of fiscal year 2008 are not related to the Portfolio Purchase. No impairments were recorded during the third quarter of fiscal year 2007. There were no accretable yield adjustments recorded in the nine and three and month periods ended June 30, 2008. Accretable yield adjustments of $8.0 million and $5.7 million were recorded in the nine and three month periods ended June 30, 2007.
     In the third quarter ended June 30, 2008, the Company discontinued using the interest method for income recognition under SOP 03-3 for the Portfolio Purchase. The recognition of income under SOP 03-3 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use or the change to the cost recovery method. Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, the lack of reasonable delivery of media requests, the lack of validation of certain account components, the sale of the primary servicer, (which was commonly owned by the seller), the Company determined that it no longer has the ability to develop a reasonable expectation of the timing of the cash flows to be collected and therefore, transferred the Portfolio Purchase to the cost recovery method, and the Company will recognize income only after it has recovered its carrying value, which, as of June 30, 2008 was $219 million. If the Portfolio Purchase had not been transferred to the cost recovery method, the anticipated finance income of approximately $7.3 million would have been recognized during the third quarter of fiscal year 2008.
Our analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:
•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. We have found that there are better states to try to collect receivables and we factor in both good and bad states when establishing our initial cash flow expectations.

•	the average balance of the receivables influence our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more suitable for our suit strategy and thus yield better results over the longer term. As we have significant experience with both types of balances, we are able to factor these variables into our initial expected cash flows;

•	the age of the receivables, the number of days since charge-off, the payments, if any, since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process since, for example, older receivables might be more difficult to collect in amount and/or require more time to collect;

•	past history and performance of similar assets acquired. As we purchase portfolios of like assets, we accumulate a significant historical data base on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	our ability to analyze accounts and resell accounts that meet our criteria;

•	Jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the suit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. While we believe that debtors with jobs or property are more likely to repay, we also believe that these debtors generally might take longer to repay and that is factored into our initial expected cash flows.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 8: Income Recognition, Impairments and Accretable Yield Adjustments (continued)
We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.
          We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and, at times, incorporate such input into the estimates we use for our expected cash flows.
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
Note 9: Income Taxes
     Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, both resulting in timing differences between financial accounting and tax reporting. .The provision for income tax expense for the three month periods ending June 30, 2008 and 2007 reflects income tax expense at an effective rate of 40.5% and 40.6%, respectively. The provision for income tax expense for the nine month periods ending June 30, 2008 and 2007 reflects income tax expense at an effective rate of 40.8% and 40.6%, respectively.

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
     The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2008 and 2007:

	Nine Months Ended June 30,
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$8,047,000	14,111,954	$0.57	$39,186,000	13,794,877	$2.84

Effect of Dilutive Stock		530,513			882,381

Diluted	$8,047,000	14,642,467	$0.55	$39,186,000	14,677,258	$2.67

     Options to purchase 18,000 shares of common stock with a weighted average exercise price of $28.75 for the nine months ended June 30, 2008 were excluded from the computation of common share equivalents as the exercise price was greater than the average market price of the common shares. There were no anti-dilutive weighted average shares outstanding for the nine month period ended June 30, 2007.

	Three Months Ended June 30,
	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$2,440,000	14,276,158	$0.17	$15,308,000	13,907,554	$1.10

Effect of Dilutive Stock		259,390			912,372

Diluted	$2,440,000	14,535,548	$0.17	$15,308,000	14,819,926	$1.03

Options to purchase 618,771 shares of common stock with a weighted average exercise price of $17.31 for the three months ended June 30, 2008 were excluded from the computation of common share equivalents as the exercise price was greater than the average market price of the common shares. There were no anti-dilutive weighted average shares outstanding for the three month period ended June 30, 2007.
Note 11: Stock-Based Compensation
     The Company accounts for stock-based employee compensation under FASB Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R, which the Company adopted on October 1, 2005, requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.
     On January 17, 2008 the Compensation Committee awarded 58,000 shares of restricted stock to officers and directors of the Company. These shares vest in three equal annual installments starting on October 1, 2008.
          In December of 2006, 18,000 stock options and 68,000 restricted shares were granted to directors, officers and other employees. The stock options and restricted shares vest over a twenty seven month period. As of March 19, 2008 12,000 stock options and 45,333 restricted shares, or two thirds of the December 2006 awards, had vested. The remaining one third of the stock options and restricted shares vest on March 19, 2009. For the three month and nine month periods ended June 30, 2008, $280,000 and $729,000, respectively of

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock-based Compensation (continued)
stock based compensation expense was recorded. For the three and nine month period ended June 30, 2007, $185,000 and $953,000 of stock based compensation expense was recorded. See Note 12 — Stock Option Plans for more information.
There were no stock option awards granted in the first nine months of fiscal year 2008.
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
     The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 874,000 were available as of June 30, 2008. On January 17, 2008, the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock to certain officers and directors of the Company which vest in three equal annual installments beginning October 1, 2008. 68,000 restricted shares were granted in the first quarter of fiscal year 2007. As of March 19, 2008, 45,333 restricted shares, or two thirds of the December 2006 awards, had vested. The remaining one third of the restricted shares vest on March 19, 2009. As of June 30, 2008, approximately 170 of the Company’s employees were eligible to participate in the Equity Compensation Plan.

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
     The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 were available as of June 30, 2008. As of June 30, 2008, approximately 170 of the Company’s employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stock Option Plans — (continued)
     The following table summarizes stock option transactions under the plans:

	Nine Months Ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,337,438	$9.39	1,414,439	$9.45
Options granted	—	—	18,000	28.75
Options exercised	(300,000)	1.42	(90,001)	13.94

Outstanding options at the end of period	1,037,438	$11.69	1,342,438	$9.41

Exercisable options at the end of period	1,031,438	$11.59	1,330,438	$9.23

	Three Months Ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,037,438	$11.69	1,352,438	$9.37
Options granted	—	—	—	—
Options exercised	—	—	(10,000)	4.73

Outstanding options at the end of period	1,037,438	$11.69	1,342,438	$9.41

Exercisable options at the end of period	1,031,438	$11.59	1,330,438	$9.23

The Company recognized $69,000 and $22,000 of compensation expense related to stock options awards during the nine and three month periods ended June 30, 2008. The Company recognized $118,000 and $22,000 of compensation expense related to stock options granted during the nine and three month periods ended June 30, 2007. As of June 30, 2008, there was $66,000 of unrecognized compensation cost related to unvested stock options.
There was no intrinsic value of the outstanding and exercisable options as of June 30, 2008.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stock Option Plans — (continued)
The following table summarizes the intrinsic value of the stock options exercised during the nine and three month periods ended June 30, 2008 and 2007.

	2008	2007
Nine months ended June 30	$6,281,000	$2,034,000
Three months ended June 30	$—	$355,000
The following table summarizes information about the Plans’ outstanding options as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range Of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$2.6250 — $2.8750	300,000	2.2	$2.63	300,000	$2.63
$2.8751 — $5.7500	106,667	4.3	$4.73	106,667	$4.73
$5.7501 — $8.6250	12,000	3.4	$5.96	12,000	$5.96
$14.3751 — $17.2500	218,611	5.4	$15.04	218,611	$15.04
$17.2501 — $20.1250	382,160	6.3	$18.22	382,160	$18.22
$28.7500 — $28.7500	18,000	8.5	$28.75	12,000	$28.75

	1,037,438	4.7	$11.69	1,031,438	$11.59

The following table summarizes information about restricted stock transactions:

		Weighted
	Nine Months	Average
	Ended	Grant Date
	June 30, 2008	Fair Value
Unvested at beginning of period	45,333	$28.75
Awards granted	58,000	$19.73
Vested	(22,666)	$28.75
Forfeited	0	$0.00

Unvested at end of period	80,667	$22.26

The Company recognized $661,000 and $257,000 of compensation expense related to the restricted stock awards during the nine and three month periods ended June 30, 2008. The Company recognized $835,000 and $162,000 of compensation expense related to the restricted stock awarded during the nine and three month periods ended June 30, 2007. As of June 30, 2008 there was $1,440,000 of unrecognized compensation cost related to unvested restricted stock.
Note 13: Stockholders’ Equity
     For the nine months ended June 30, 2008, we declared dividends of $1,699,000. $571,000 was declared and accrued as of June 30, 2008 and paid August 1, 2008. The Company recorded $607,000, net of $431,000 in taxes, of other comprehensive income for the nine months ended June 30, 2008. Other comprehensive income is cumulative translation adjustments upon translation of foreign currency financial statements.

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

     We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing and financing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and, at times, incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.
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
          The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for a majority of asset acquisitions (exclusive of the purchase of $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”), as explained below) within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies the acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables.
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
     Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly the Company did not aggregate such loans under Practice Bulletin 6 notwithstanding that the underlying collateral may have had similar characteristics. After SOP 03-3 was adopted by the Company beginning with the Company’s fiscal year beginning October 1, 2005, the Company began to aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivables; and

•	same type of asset class (credit cards, telecom etc.)
     The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	number of days since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	the locations of the debtors, as there are states that are a more favorable environment to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.
          The Company obtains and utilizes, as appropriate, input from our third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.
     In the third quarter ended June 30, 2008, the Company discontinued using the interest method for income recognition under SOP 03-3, for the Portfolio Purchase. The recognition of income under SOP 03-3 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use or the change to the cost recovery method. Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, to the lack of reasonable delivery of media requests, the lack of validation of certain account components; the sale of the primary servicer, (which was commonly owned by the seller), the Company determined that it no longer has the ability to develop a reasonable expectation of the timing of the cash flows to be collected and, therefore, transferred the Portfolio Purchase to the cost recovery method, and the Company will recognize income only after it has recovered its carrying value which, as of June 30, 2008, was $219 million. If the Portfolio Purchase had not been transferred to the cost recovery method, the anticipated finance income of approximately $7.3 million would have been recognized during the third quarter of fiscal year 2008.
          We have seen a decline in our collections in the first nine months of fiscal 2008. We are experiencing the negative effects of a slowing economy, a depressed housing market and the more liberal credit guidelines of the original issuers. Our operating results have been and could continue to be negatively influenced by economic events including: a further slowdown in the economy, continued problems in the credit and housing markets, reductions in consumer spending, changes in the underwriting criteria by originators and changes in laws and regulations governing consumer lending.
          In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.
Results of Operations
The nine-month period ended June 30, 2008, compared to the nine-month period ended June 30, 2007
     Finance income. During the nine-month period ended June 30, 2008, finance income decreased $4.5 million or 4.8% to $91.6 million from $96.1 million for the nine-month period ended June 30, 2007. Although the average outstanding level of consumer receivable accounts acquired for liquidation increased from $398.5 million for the nine month period ended June 30, 2007 to $516.0 million for the nine month period ended June 30, 2008, the decrease in finance income resulted primarily from the $6.9 billion face value portfolio purchased in the second quarter of fiscal year 2007 (the “Portfolio Purchase”) being transferred from the interest method to the cost recovery method. The Portfolio Purchase finance income recorded during the nine month period ended June 30, 2007 was approximately $14.4 million (which relates to our ownership of the Portfolio Purchase for only four months during that period), as compared to $17.7 million recorded in the first six months of fiscal year 2008 prior to the transfer to cost recovery. If the Portfolio Purchase had not been transferred to the cost recovery method, the anticipated finance income of approximately $7.3 million would have been recognized during the third quarter of fiscal year 2008. Because of the transfer to cost recovery, no finance income was recognized on the Portfolio Purchase during the third quarter of 2008. During the nine-month period ended June 30, 2008, we acquired consumer receivable portfolios at a cost of $48.9 million as compared to $402.3 million during the nine-month period ended June 30, 2007, which included the Portfolio Purchase at a cost of $300 million.. The portfolios acquired in fiscal year 2008 include a portfolio purchase domiciled in South America at a cost of $8.6 million. The acquired portfolios in 2007 include a portfolio with a cost of approximately $4.7 million that has been returned to the seller for the same purchase value. The return was completed on July 31, 2007. Further, as we have curtailed our purchases of new portfolios of consumer receivables during the second and third quarters of 2008, we expect to see a reduction in finance income in future quarters and future years, to the extent we are not replacing our receivables acquired for liquidation. Instead, we are focusing in the short term on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will be buyers at the right price, where we believe the purchase will yield our desired rate of return.
     During the nine months ended June 30, 2008, gross collections decreased 16.4% to $254.8 million from $304.7 million for the nine months ended June 30, 2007. Commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $7.1 million, or 8.8%, for the nine months ended June 30, 2008 as compared to the same period in the prior year. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs by our legal network, particularly with respect to the Portfolio Purchase, coupled with an agreement consummated in December 2007, negotiated with a third party servicer, to assist the Company in asset location, skiptracing efforts and ultimately identifying debtors who can be sued. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all gross collections from the Portfolio Purchase in excess of $500 million. These fees have increased our commissions and fees paid to $98.1 million, or 38.5% of gross collections, compared to $91.1 million, or 29.9% of gross collections in the same period of the prior year. As a result, net collections decreased by 26.7% to $156.7 million from $213.6 million for the nine months ended June 30, 2007. The Company also pays this third party servicer a fee of $275,000 per month for twenty four months for its consulting and skiptracing efforts in connection with the Portfolio Purchase (the “Consulting Fee”). This fee, which began in May 2007, is recorded as part of general and administrative expenses. In addition, we do anticipate continuing to expend court costs during fiscal year 2008 on the Portfolio Purchase in order to accelerate the suit process, which should be financed from gross collections.
     There were no adjustments to accretable yields during the nine months ended June 30, 2008. We adjusted our accretable yields by $8.0 million for the nine month period ended June 30, 2007. Finance income related to the accretable yield reclassifications during the nine month period ended June 30, 2007 was approximately $6.7 million. While our expectations on our third quarter purchases are lower than in the prior period, they still fit our investment criteria. Income recognized from fully amortized portfolios (zero based revenue) was $34.3 million and $11.1 million for the nine month periods ended June 30, 2008 and 2007, respectively. Collections with regard to the Portfolio Purchase were $33.9 million during the nine month period ended June 30, 2008 as compared $34.4 million through June 30, 2007, (four months of ownership) which includes approximately $5.5 million of accounts returned to the seller.
     Other income. Other income of $156,000 for the nine month period ended June 30, 2008 includes fee income and interest from banks. Other income of $502,000 for the nine months ended June 30, 2007 included interest from banks, interest on other loan investments and fee income.
     General and Administrative Expenses. During the nine-month period ended June 30, 2008, general and administrative expenses increased $3.1 million or 18.2% to $20.5 million from $17.4 million for the nine-month period ended June 30, 2007, and represented 26.3% of total expenses (excluding income taxes) for the nine-month period ended June 30, 2008 as compared to 54.8% for the nine month period ended June 30, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the nine-month period ended June 30, 2008, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in our average number of accounts acquired for liquidation, primarily due to the Portfolio Purchase in the second quarter of 2007. A majority of the increased costs were from collection expenses including, salaries, payroll taxes and benefits, professional fees, telephone charges and travel costs as we are visiting our third party collection agencies and attorneys on a more frequent basis for financial and operational audits. In addition, an included in general and administrative expense is the Consulting Fee, as described above. We have also experienced increased legal fees and settlement expenses as the size of the debtor base has increased.
     Interest Expense. During the nine-month period ended June 30, 2008, interest expense increased 19.6% to $14.3 million from $11.9 million in the same prior year period and represented 18.3% of total expenses (excluding income taxes) for the nine-month period ended June 30, 2008, as compared to 37.6% for the nine month period ended June 30, 2007. The increase was due to an increase in average outstanding borrowings under our lines of credit during the nine-month period ended June 30, 2008, as compared to the same period in the prior year. The average interest rate for the nine month period ended June 30, 2008 was 6.19% as compared to 7.23% for the same period of the prior year. The average outstanding borrowings increased from $213.7 million to $300.8 million for the nine month periods ended June 30, 2007 and 2008, respectively. Although the average outstanding borrowing level has increased for the comparative nine month periods, the actual debt balance has decreased from $326.5 at September 30, 2007 to $260.2 at June 30, 2008. The increase in the average borrowing level was primarily due to the Portfolio Purchase.

     Impairments. Net impairments of $43.2 million, of which $30.3 million is related to the Portfolio Purchase, were recorded for the nine months ended June 30, 2008 and represented 55.3% of total expenses (excluding income taxes) for the nine month period ended June 30, 2008 as compared to $2.4 million recorded in the nine month period ended June 30, 2007, which was 7.6% of total expenses (excluding income taxes). As relative collections with respect to our expectations on these portfolios were deteriorating, we believed that these impairment charges and adjustments to our cash flow expectations became necessary.
     Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the loss was $137,000 during the nine month period ended June 30, 2008 as compared to income of $1,025,000 during the nine months ended June 30, 2007. The Company has received approximately $7.8 million in cash distributions from the inception of the venture through June 30, 2008.
The three-month period ended June 30, 2008 as compared to the three month period ended June 30, 2007
     Finance income. During the three-month period ended June 30, 2008, finance income decreased $15.3 million or 39.4% to $23.6 million from $38.9 million for the three-month period ended June 30, 2007. The decrease in finance income primarily resulted from the Portfolio Purchase being transferred from the interest method to the cost recovery method and lowered expectations on certain portfolios (other than the Portfolio Purchase) as a result of impairments. The Portfolio Purchase finance income for the six months ended March 31, 2008 was $17.7 million. If the Portfolio Purchase had not been transferred to the cost recovery method, the anticipated finance income of approximately $7.3 million would have been recognized during the third quarter of fiscal year 2008. Because of the transfer to cost recovery, no finance was recognized on the Portfolio Purchase during the third quarter of fiscal year 2008. Income recognized from fully amortized portfolios (zero based revenue) was $10.4 million and $5.6 million for the three month periods ended June 30, 2008 and 2007, respectively.
     There were no accretable yield adjustments recorded during the third quarter of fiscal year 2008. Accretable yields were adjusted by $5.7 million for the three month period ended June 30, 2007. Finance income related to the accretable yield reclassifications during the three month period ended June 30, 2007 was approximately $2.3 million. Collections with regard to the Portfolio Purchase in the third quarter of 2008 were $11.6 million as compared to $22.2 million for the third quarter of fiscal year 2007, which included approximately $5.5 million of accounts returned to the seller in the third quarter of fiscal 2007. Finance income earned on the Portfolio Purchase in the third quarter of fiscal year 2007 was $8.8 million.
     The average level of consumer receivables acquired for liquidation decreased from $551.7 million for the three month period ended June 30, 2007 to $523.2 million for the same period in 2008. During the three month period ended June 30, 2008, we acquired consumer receivable portfolios at a cost of $7.6 million as compared to $15.6 million during the three month period ended June 30, 2007. While our expectations on our third quarter purchases are lower than in the prior period, they still fit our investment criteria. Further, as we have curtailed our purchases of new portfolios of consumer receivables during the second and third quarters of 2008, we expect to see a reduction in finance income in future quarters and future years, to the extent we are not replacing our receivables acquired for liquidation. Instead, we are focusing in the short term on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will be buyers at the right price, where we believe the purchase will yield our desired rate of return. During the three-month period ended June 30, 2008, commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $1.1 million, or 3.4% to $33.4 million from $32.3 million for the three month period ended June 30, 2007.
     Other income. Other income of $12,000 for the three month period ended June 30, 2008 includes interest income from banks and fee income as compared to other income of $43,000 for the three month period ended June 30, 2007. Other income included interest income from banks, interest income from other loan instruments and fee income.
     General and Administrative Expenses. During the three-month period ended June 30, 2008, general and administrative expenses increased $1.1 million or 17.0% to $7.6 million from $6.5 million for the three-month period ended June 30, 2007, and represented 39.2% of total expenses (excluding income taxes) for the current three-month period as compared to 49.5% for the same prior year period.. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the three-month period ended June 30, 2008, as compared to the same prior year period. The increase in receivable servicing expenses resulted from the substantial increase in the average number of accounts acquired for liquidation over past year, particularly the accounts acquired with the Portfolio Purchase. A majority of the increased costs were from collection expenses including salaries, payroll taxes and benefits, professional fees and telephone charges. In addition, an included in general and administrative expense is the Consulting Fee, as described above. We have also experienced increased legal fees and settlement expenses as the size of the debtor base has increased.
     Interest Expense. During the three-month period ended June 30, 2008, interest expense decreased $3.0 million to $3.7 million from $6.7 million in the same prior year period and represented 18.8% of total expenses (excluding income taxes) for the three-month period ended June 30, 2008 as compared to 50.5% for the same prior year period . The decrease was due to a decrease in average outstanding borrowings under our line of credit during the three-month period ended June 30, 2008 as compared to the same period in the prior year. The average outstanding borrowing decreased to $277.0 million for the three month period ended June 30, 2008, from $360.1 million for the three month period ended June 30, 2007. The average interest rate for the three month period ended June 30, 2008 was 5.3% as compared to 7.3% in the same period of the prior year. The decrease in borrowings was due to the reduced acquisitions of consumer receivables acquired for liquidation and paydown of the lines of credit including the financing for the Portfolio Purchase.
     Impairments. Impairments of $8.2 million were recorded in the three month period ended June 30, 2008. There were no impairments recorded during the three month period ended June 30, 2007. Based on lower than expected cash collections on a certain portfolios, and reduced forward expectations, we concluded that impairment charges should be recorded. The impairments recorded in the third quarter of fiscal year 2008 were not related to the Portfolio Purchase.
     Equity in earnings of venture. In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that will collect on existing rental contracts and the liquidation of inventory. The investment is expected to return to the Company its normal expected investment results over a two to three year period. The Company’s share of the loss for the quarter was $59,000 during the three months ended June 30, 2008, as compared to income of $50,000 in the same period of the prior year. The Company received approximately $440,000 in cash distributions from the venture in the third quarter of fiscal year 2008.
Liquidity and Capital Resources
          Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include our purchases of consumer receivable portfolios. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. As of June 30, 2008, we had a $175 million line of credit from a consortium of banks (the “Bank Group”) for portfolio purchases. (the “Loan Agreement”) The Loan Agreement bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The Loan Agreement is collateralized by all portfolios of consumer receivables acquired for liquidation other than the assets of Palisades Acquisition XVI, LLC, a subsidiary of the Company (“Palisades XVI”) and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds.. As of June 30, 2008, there was a $114.3 million outstanding balance under this facility. Although we are within the borrowing limits of this facility, there are certain limitations in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30, 2007 the Company signed the Third Amendment to Fourth Amended and Restated Loan Agreement (the “Third Credit Agreement”) with the Bank Group that amended certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate, to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement (the “Fourth Credit Agreement”) whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Fourth Amended and Restated Loan Agreement (the “Fifth Credit Agreement”) with the Bank Group that amended certain terms of the Credit Agreement whereby the parties agreed to further amend the definition of the Borrowing Base and increase the advance rates on portfolio purchases allowing the Company more borrowing availability within the $175 million cap. On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Sixth Credit Agreement”) with a consortium of banks that temporarily increased the total revolving loan commitment from $175 million to $185 million. The increase of $10 million was required to be repaid by February 29, 2008. The temporary increase was not used. During the nine months ended June 30, 2008, the Company purchased portfolios for an aggregate purchase price of $48.7 million, including an $8.6 million investment in a portfolio domiciled in South America.
     The term of the Loan Agreement ends July 11, 2009. The Company is in the beginning stages of discussions with the Bank Group in anticipation of the end of the term of Loan Agreement. There is no guarantee we will be able to renew the Loan Agreement on similar terms as the existing agreement.
     In March 2007, Palisades XVI consummated the Portfolio Purchase. The Portfolio Purchase is made up of predominantly credit card accounts and includes accounts in collection litigation and accounts as to which the sellers have been awarded judgments and other traditional charge-offs. The Company’s line of credit with the Bank Group was fully utilized, as modified in February 2007, with the aggregate deposit of $75 million paid for the Portfolio Purchase.
     The remaining $225 million was paid on March 5, 2007 by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with a major financial institution as the funding source, and consists of debt with full recourse only to Palisades XVI, and, as of June 30, 2008, bore an interest rate of approximately 320 basis points over LIBOR. The term of the original agreement was three years. All proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The Portfolio Purchase is serviced by Palisades Collection, LLC, a wholly owned subsidiary of the Company, which has also engaged several unrelated subservicers. As of June 30, 2008, there was a $137.7 million outstanding balance under this facility.
          On December 27, 2007, Palisades XVI entered into the second amendment of its Receivable Financing Agreement. As the actual collections had been slower than the minimum collections scheduled under the original agreement, which contemplated sales of accounts which had not occurred, the lender and Palisades XVI agreed to a lower amortization schedule which did not contemplate the sales of accounts. The effect of this reduction was to extend the payments of the loan from approximately 25 months to approximately 31 months from the date of the second amendment. The lender charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.
     On May 19, 2008, Palisades XVI entered into the third amendment of its Receivable Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to an extended amortization schedule. The effect of this reduction is to extend the length of the original loan to three years, nine months, an extension of nine months. The lender also increased the interest rate to approximately 320 basis points (from 170 basis points) over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. In addition, on May 19, 2008, the Company entered into in an amended and restated Service Agreement among Palisades XVI, Palisades Collection, L.L.C. and the Bank of Montreal (the “ Service Agreement”). The amendment calls for increased documentation, responsibilities and approvals of subservcers engaged by Palisades Collection L.L.C. While the June 30, 2008 date for the completion of these items to be resolved has passed, the parties have been involved in good faith negotiations to complete the requirements under this amendment and the Company believes this matter will be resolved in the near future.
     On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of $8,246,493, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with a consortium of banks. Interest expense on this loan was $24,000 for the three months ended June 30, 2008.
     The subordinated loan was incurred by the Company to resolve certain issues described below. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the Bank Group on June 13, 2008. This facility is secured by substantially all of the assets of the Company and its subsidiaries (the “Bank Group Collateral”), other than the assets of Palisades XVI, which was separately financed by the Bank of Montreal (the “BMO Facility”).
     As of June 30, 2008, our cash decreased $1.7 million to $2.8 million from $4.5 million at September 30, 2007. The decrease in cash during the nine month period ended June 30, 2008, was due to a decrease in net income for the period, and a decrease in cash flows from financing activities offset by an increase in cash flows from investing activities due to the decrease in the purchases of accounts acquired for liquidation.
     Net cash provided by operating activities was $44.6 million during the nine months ended June 30, 2008, compared to net cash provided by operating activities of $35.1 million during the nine months ended June 30, 2007. The increase in net cash provided by operating activities was primarily due to the decrease in net income, a decrease in the investment in venture, an increase in income taxes payable offset by an increase in amounts due from third party collection agencies and attorneys, and an increase in deferred income taxes. Net cash provided by investing activities was $16.5 million during the nine months ended June 30, 2008, compared to net cash used by investing activities of $279.0 million during the nine months ended June 30, 2007. The increase in net cash provided by investing activities was primarily due to the decrease in the purchase of accounts acquired for liquidation during the nine months ended June 30, 2008, reflecting the effect of the acquisition of the Portfolio Purchase which was consummated in the second quarter of 2007. Net cash used in financing activities was $62.9 million during the nine month period ended June 30, 2008, as compared to cash provided by financing activities of $256.7 million in the prior period. The change in net cash used by financing activities was primarily due to an increase in the paydown of the lines of credit during the nine months ended June 30, 2008. In addition, there was approximately a $42 thousand positive foreign exchange effect on cash for the nine month period ended June 30, 2008.
     An entity (the “Servicer”) that provides servicing for certain portfolios within the Bank Group Collateral, was also engaged by Palisades Collection, LLC, the Company’s servicing subsidiary (“Palisades Collection”), after the initial purchase of the Portfolio Purchase in March 2007, to provide certain management services with respect to the portfolios owned by Palisades XVI and financed by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, lag the costs and fees which are expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as is the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the current economic environment, (b) the fact that Palisades Collection believed that it would be desirable to engage the Servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigations and incur court costs at a faster rate than initially budgeted. The agreements with the Servicer call for a 3% fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company pays the Servicer a monthly fee of $275,000 for the first twenty four months for its consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase. The Servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to the Servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the Servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors have to date exceeded amounts available to pay the Servicer from collections received by the Servicer on the Portfolio Purchase on a current basis. The Company considered the effects of these trends on portfolio valuation.
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
     The Company determined to remedy any shortfall in the receipts due to the Bank Group by obtaining the $8.2 million subordinated loan from the Family Entity and causing the proceeds of the loan to be delivered to the Bank Group and not to pursue a dispute with the Servicer at this time. The Company believes that avoiding a dispute with the Servicer at this time is in its best interests. Although we have not experienced an increase in collections as of June 30, 2008, the arrangement should improve collections on the Portfolio Purchase and provide for greater borrowing ability for new portfolios under the Bank Group facility over the next few months. The Company also believes that the terms of the subordinated loan from the Family Entity are more favorable than could be obtained from an unrelated third party institution.
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
     Our cash requirements have been and will continue to be significant. We depend on external financing to acquire consumer receivables. Acquisitions are financed primarily through cash flows from operating activities and with our credit facility. At December 31, 2007, March 31, 2008 and June 30, 2008, due to the collateral formula required by the Bank Group, the Company was approaching the upper limit of its borrowing capacity. However, with limited purchases of portfolios through the nine months ended June 30, 2008, coupled with the $8.2 million of subordinated debt acquired by the Company, availability is approximately $14.4 million at June 30, 2008. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, the limited availability coupled with slower collections has had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.
     Our business model affords us the ability to sell accounts on an opportunistic basis. While we have not consummated any significant sales from our Portfolio Purchase, we launched a sales effort in order to attempt to enhance our cash flow and pay down our debt faster. The results are slower than expected for a variety of factors, including a slow resale market, similar to the decrease in pricing we are seeing in general.

     The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For The Nine Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	25,622,000	23,242,000	48,864,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(130,572,000)	(10,633,000)	(141,205,000)
Net cash collections represented by accounts sales of consumer receivables acquired for liquidation	(15,480,000)	—	(15,480,000)
Transfer to cost recovery (2)	(208,693,000)	208,693,000	—
Impairments	(43,153,000)	—	(43,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (3)	90,624,000	949,000	91,573,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	62.0%	8.9%	58.4%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal year 2008.

(2)	The Company purchased $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”). During the quarter ending June 30, 2008, the Company transferred the carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(3)	Includes $34.2 million derived from fully amortized interest method pools.

	For The Nine Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	356,884,000	45,432,000	402,316,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(164,829,000)	(8,020,000)	(172,849,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(36,519,000)	(4,247,000)	(40,766,000)
Transfer to cost recovery (2)	(4,478,000)	4,478,000	—
Impairments	(2,412,000)	—	(2,412,000)
Finance income recognized (3)	94,168,000	1,971,000	96,139,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	46.8%	16.1%	45.0%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company returned to the seller on July 31, 2007.

(3)	Includes $11.1 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$460,623,000	$51,633,000	$512,256,000
Acquisitions of receivable portfolios, net	5,467,000	2,090,000	7,557,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,869,000)	(3,303,000)	(46,172,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,826,000)	—	(2,826,000)

Transfer to cost recovery (1)	(208,693,000)	208,693,000

Impairments	(8,153,000)		(8,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (2)	23,314,000	246,000	23,560,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	51.0%	7.4%	48.1%

(1)	Represents the transfer of the carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(2)	Includes $10.4 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2007
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$522,345,000	$41,389,0000	$563,734,000
Acquisitions of receivable portfolios, net	11,086,000	4,548,000	15,634,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(62,814,000)	(5,931,000)	(68,745,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(9,765,000)	—	(9,765,000)
Finance income recognized (2)	38,161,000	684,000	38,845,000

Balance, end of period	$499,013,000	$40,690,000	$539,703,000

Revenue as a percentage of collections	52.6%	11.5%	49.5%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Includes $5.6 million derived from fully amortized interest method pools.
Additional Supplementary Information:
     We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the nine months ended June 30, 2008, we purchased portfolios with an aggregate purchase price of $48.9 million with a face value of $1.6 billion.
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
COLLECTIONS REPRESENTED BY ACCOUNT SALES

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Nine months ended June 30, 2008	$15,480,000	$7,125,000
Three months ended June 30, 2008	$2,826,000	$1,946,000

Nine months ended June 30, 2007	$40,766,000	$18,211,000
Three months ended June 30, 2007	$9,975,000	$3,697,000
PORTFOLIO PERFORMANCE (1)

		Net
		Cash			Total estimated
		Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,305,000	$0	$105,305,000	162%
2002	36,557,000	47,734,000	0	47,734,000	131%
2003	115,626,000	200,979,000	3,201,000	204,180,000	177%
2004	103,743,000	169,139,000	4,864,000	174,003,000	168%
2005	126,023,000	179,123,000	41,924,000	221,047,000	175%
2006	200,237,000	191,482,000	119,182,000	310,664,000	155%
2007(6)	109,235,000	48,056,000	99,295,000	147,351,000	135%
2008	25,622,000	6,890,000	27,967,000	34,857,000	136%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

(6)	Purchase Price, Net Cash Collections Including Cash Sales, Estimated Remaining Collections, Total Estimated Collections and Total Estimated Collections as a Percentage of Purchase Price reflect transfer to Cost Recovery of the Portfolio Purchase effective during the third quarter of fiscal 2008.

Recent Accounting Pronouncements
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“FASB Statement No. 163”).
          FASB Statement No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.
          This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. It is expected that FASB Statement No. 163 will not impact the Company.
          In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting providing users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. This statement is not expected to impact the Company.
          In December 2007 the SEC issued Staff Accounting Bulletin 110 (“SAB 110”). This staff accounting bulletin (“SAB”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment . In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior might not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This SAB does not have a material impact on the Company.
     In November 2007 the SEC issued SAB No. 109 (“SAB 109”) which expresses the staff views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. This SAB supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets , and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 will not have any impact on the Company.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial

Liabilities — Including an amendment of FASB Statement No. 115 . This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for the Company’s fiscal year that begins October 1, 2008. We do not believe this statement, when adopted, will have a material impact on the Company.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At June 30, 2008, our $175 million credit facility and our Receivable Financing Agreement, all of which is variable debt, had outstanding balances of $114.3 million and $137.7 million, respectively. A 25 basis point increase in the interest rates would have increased our interest expense for the nine months ended June 30, 2008 by approximately $600,000. We do not invest in derivative financial or commodity instruments.
ITEM 4. CONTROLS AND PROCEDURES
     a. Disclosure Controls and Procedures.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, as the material weaknesses described in the September 30, 2007 Form 10-K and Form 10-K/A have been remediated as of June 30, 2008.
     b. Changes in Internal Controls Over Financial Reporting.
     The Company has taken a number of corrective actions to address the above mentioned material weaknesses. These actions included the establishment of an investment committee comprised of the Chairman, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and our Senior Vice President, and if appropriate, members of the audit committee. This committee reviews all material transactions with a view to ensuring complete, accurate and timely financial accounting and related disclosure. In addition the Company undertook a review of its financial reporting processes with an outside consultant and formalized a process deemed necessary. We believe we have made the appropriate changes in our system of internal accounting controls and the weaknesses cited above have been remediated..

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
ITEM 1A. RISK FACTORS
The following are additional risk factors that should be considered in conjunction with risk factors previously disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the SEC.
We have seen, at certain times, the environment for collections from debtors is slower and more challenging.
The current collection environment is particularly challenging as a result of factors in the economy over which we have no control. These factors include:
•	the slowdown in the economy;

•	problems in the credit and housing markets;

•	reductions in consumer spending;

•	changes in the underwriting criteria by originators; and

•	changes in laws and regulations governing consumer lending.
We believe that our debtors might be straining to pay their obligations owed to us. A continuation of the current problems in the credit and housing markets, including negative effects on the ability of debtors to obtain second mortgages, home equity lines of credit or other types of refinancing, and the general slow down in the economy has had and could continue to adversely affect the value of our portfolio and financial performance.
Recent amendments to our credit facility increase our risk and potential loss.
Since the Portfolio Purchase in March 2007, Palisades XVI has not performed well with respect to the Receivable Financing Agreement with the Bank of Montreal (“BMO”). In September 2007, Palisades XVI was required to remit an additional $13.1 million to BMO in order to be in compliance with its repayment obligations. The Company purchased a portion of this Portfolio from Palisades XVI at a price of $13.1 million, giving Palisades XVI the ability to make this payment. In December 2007, Palisades XVI entered into an amendment of the Receivable Financing Agreement to extend the required repayment schedule. Again in May 2008, as a result of collections being slower than anticipated at the time of the December 2007 amendment, Palisades XVI and BMO amended the Receivable Financing Agreement to further extend the repayment schedule. While the Company believes it will be able to make all payments due under the new payment schedule, the Company also believes that if it fails to do so it will be required to sell the Portfolio Purchase or may be subject to a foreclosure on the Portfolio Purchase. In addition, on May 19, 2008, the Company entered into an amended and restated Service Agreement among Palisades XVI, Palisades Collection, L.L.C. and the Bank of Montreal (the “Service Agreement”). The amendment calls for increased documentation, responsibilities and approvals of subservcers engaged by Palisades Collection L.L.C. While the June 30, 2008 date for the completion of these items to be resolved has passed, the parties have been involved in good faith negotiations to complete the requirements under this amendment and the Company believes this matter will be resolved in the near future.

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
     The Company has been required to seek amendments to its revolving credit facility due to issues concerning its financial performance in the past. While the Company has been able to obtain the requisite amendments on each such occasion, it has resulted in higher interest rates and increased costs to the Company. Further, there can be no assurance that the Company will be able to obtain additional amendments if it fails to meet its financial covenants or other obligations under the revolving credit facility in the future. The term of the Loan Agreement ends July 11, 2009. The Company is in the beginning stages of discussions with the Bank Group in anticipation of the end of the term of Loan Agreement. There is no guarantee we will be able to renew the Loan Agreement on similar terms as the existing agreement.

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

ASTA FUNDING, INC. (Registrant)
Date: August 11, 2008	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Mitchell Cohen
Mitchell Cohen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)