Form 10-K
period 2008-09-30
ASTA FUNDING INC
filed 2009-02-20
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $147,869,000, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 16, 2009, the registrant had 14,271,824 shares of Common Stock issued and outstanding.

FORM 10-K

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A	Controls and Procedures	45
Item 9B.	Other Information	48

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accounting Fees and Services	64

PART IV
Item 15.	Exhibits and Financial Statement Schedules	66
EX-10.19: SEVENTH AMENDMENT TO THE FOURTH AMENDED AND RESTATED LOAN AGREEMENT
EX-10.20: FORM OF AMENDED AND RESTATED REVOLVING NOTE
EX-10.21: FOURTH AMENDMENT TO THE RECEIVABLES FINANCING AGREEMENT
EX-10.22: SUBORDINATED GUARANTOR SECURITY AGREEMENT
EX-10.23: SUBORDINATED LIMITED RECOURSE GUARANTY AGREEMENT
EX-10.24: SUBORDINATED GUARANTOR SECURITY AGREEMENT
EX-10.25: SUBORDINATED LIMITED RECOURSE GUARANTY AGREEMENT
EX-10.26: FORM OF INTERCREDITOR AGREEMENT
EX-10.27: AMENDED AND RESTATED MANAGEMENT AGREEMENT
EX-10.28: AMENDED AND RESTATED MASTER SERVICING AGREEMENT
EX-10.29: FIRST AMENDMENT TO AMENDED AND RESTATED MASTER SERVICING AGREEMENT
EX-14.1: CODE OF ETHICS
EX-21.1: SUBSIDIARIES OF THE COMPANY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Caution Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described below under “Risk Factors” in Item 1A and “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us”, “the Company”, or “our” as used herein refer to Asta Funding, Inc. and its subsidiaries.

Part I

Item 1.	Business.

Overview

The Company acquires, manages, collects and services portfolios of consumer receivables for its own account. These portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	semi-performing receivables — accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and in limited circumstances; and

•	performing receivables — accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

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

We purchase receivables from creditors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of MasterCard(R), Visa(R), private label credit card accounts, telecommunication charge-offs, and auto deficiency receivables, among other types of receivables. We pursue new acquisitions of consumer receivable portfolios from originators of consumer debt, on an ongoing basis through:

•	our relationships with industry participants, financial institutions, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	other sources.

Our objective is to maximize our return on investment in acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department, third-party collection agencies, attorneys, or a combination of all three options.

If we elect to outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management either will move certain receivables from one third-party collection agency or attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections or it will sell the portfolio. Additionally, we have two collection centers, which currently employ approximately 100 collection-related staff, including senior management. These employees assist us in benchmarking our third-party collection agencies and attorneys, and give us greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

We fund portfolios through a combination of internally generated cash flow and bank debt. In the past, on certain large portfolio acquisitions, we have partnered with a large financial institution in which we shared in the finance income generated from the collections. At September 30, 2008, we have no such relationships outstanding.

For the years ended September 30, 2008, 2007 and 2006, our finance income was approximately $115.3 million, $138.4 million and $101.0 million, respectively, and our net income was approximately $8.8 million, $52.3 million and $45.8 million, respectively. During these same years our net cash collections were approximately $208.0 million, $281.8 million and $214.5 million, respectively.

We were formed in 1994 as an affiliate of Asta Group, Incorporated, an entity owned by Arthur Stern, our Chairman of the Board and Executive Vice President, Gary Stern, our President and Chief Executive Officer, and other members of the Stern family, to purchase, at a small discount to face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we decided to capitalize on our management’s more than 40 years of experience and expertise in acquiring and managing consumer receivable portfolios for Asta Group. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of Asta Group and a partner, purchased our first significant consumer receivable portfolio. Since then, Asta Group ceased acquiring consumer receivable portfolios and, accordingly, does not compete with us.

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

Strategy

Although we are in a challenging economic environment, our primary objective remains to utilize our management’s experience and expertise to effectively grow our business by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategy includes:

•	managing the collection and servicing of our consumer receivable portfolios, including outsourcing a majority of those activities to maintain low fixed overhead;

•	although reduced pricing has slowed our capabilities, we seek to sell accounts on an opportunistic basis, generally when our efforts have been exhausted through traditional collecting methods, when pricing is at our indifference point, or when we can capitalize on pricing during times when we feel the pricing environment is high; and

•	although our purchases of consumer receivable portfolios are at a lower level than in recent years, we remain focused on capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios as pricing and conditions permit.

We have curtailed our purchases of new portfolios of consumer receivables during the second, third and fourth quarters of fiscal year 2008. We expect to see a reduction in finance income in future quarters and future years, to the extent we are not replacing our receivables acquired for liquidation. Instead, we are focusing, in the short term, on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will be buyers at the right price, where we believe the purchase will yield our desired rate of return.

We believe as a result of our management’s experience and expertise, and the fragmented yet growing market in which we operate, as we implement this short term strategy we will be in position to again grow the business when economic conditions stabilize.

We are a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. We were incorporated in New Jersey on July 7, 1994 and were reincorporated in Delaware on October 12, 1995, as the result of a merger with a Delaware corporation.

Consumer Receivables Business

Receivables Purchase Program

We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard(R), Visa(R), private label credit card accounts, telecom receivables, and auto deficiency receivables, among other types of receivables.

From time to time, we may acquire directly, and indirectly through the consumer receivable portfolios that we acquire, secured consumer asset portfolios, primarily receivables secured by automobiles.

We identify potential portfolio acquisitions on an ongoing basis through:

•	our relationships with industry participants, financial institutions, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	Other sources.

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $100,000 to approximately $15,000,000; however we acquired one group of portfolios in March 2007 for $300 million. As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid, with one of our third-party collection agencies and attorneys or financing source who assists in the acquisition of a portfolio and provides us with more favorable non-recourse financing terms or a discounted servicing commission. Current participation agreements include a fifty percent sharing arrangement after the Company has recouped one hundred percent of the cost of the portfolio purchase plus the cost of funds.

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

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold, through an electronic form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, management monitors the portfolio’s performance and uses this information in determining future buying criteria including pricing. An integral part of the acquisition process is the oversight by the Investment Committee. This committee, established in January 2008, must review and approve all investments above $1 million in value. Voting criteria are more stringent as the size of the investment increases. This is a five member committee composed of the Chairman of the Board, the President & Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, and the Senior

Vice President. As the Chairman of the Board and President & Chief Executive Officer are related family members, at least one other officer must approve transactions.

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. Included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	time elapsed since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain customer statements from the original issuer.

We obtain and utilize, as appropriate, input from our third party collection agencies and attorneys, as further evidentiary matter, to assist us in developing collection strategies and in modeling the expected cash flows for a given portfolio.

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys, through privately negotiated direct sales and through auction type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers for sourcing consumer receivable portfolios. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

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

Significant accounts returned to sellers for the fiscal year ended 2007 amounted to approximately $10.0 million of investment for two portfolio purchases. Such accounts were non-compliant accounts. Accounts returned to sellers for fiscal years 2008 and 2006 have been determined to be immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that can be returned to the seller.

We generally use third-parties to determine bankrupt and deceased accounts, which allows us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts or delivers replacement receivables to us. Occasionally, we will acquire a well seasoned, or older portfolio at a reduced price from a seller that is unable to meet all of our purchasing criteria. When we acquire such portfolios, the purchase price is discounted beyond the typical discounts we receive on the portfolios we purchase that meet our purchasing criteria.

In February 2006, we acquired VATIV Recovery Solutions LLC (“VATIV”), located in Sugar Land, Texas. VATIV provides bankruptcy and deceased account servicing. The acquisition of VATIV provides the Company with internal experience and proprietary systems in support of servicing our own bankruptcy and deceased accounts, while also affording us the opportunity to enter new markets for acquisitions in the bankruptcy and deceased account fields.

Receivable Servicing

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use a third-party collection agency or an attorney.

Therefore, if we are successful in acquiring the portfolio, we can promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owners, we have significantly more flexibility and can establish payment programs.

Once a portfolio has been acquired, we generally download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We, or our third-party collection agencies or attorneys, send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify the three major credit reporting agencies of our new ownership of the receivables.

We presently outsource the majority of our receivable servicing to third-party collection agencies and attorneys. Our senior management typically determines the appropriate third-party collection agency and attorney based on the type of receivables purchased. Once a group of receivables is sent to a third-party collection agency or attorney, our management actively monitors and reviews the third-party collection agency’s and attorney’s performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments to assist it in evaluating the results of the efforts of the third-party collection agencies and attorneys. Based on portfolio performance guidelines, our management will move certain receivables from one third-party collection agency or attorney to another if we believe such change will enhance collections.

At September 30, 2008 approximately 36% of our portfolios were serviced by two collection organizations. We have servicing agreements in place with these two collection organizations as well as all other third party collection agencies and attorneys. These service agreements cover standard contingency fees and servicing of the accounts.

We have two collection centers that currently employ approximately 100 experienced collection personnel, including management. These facilities provide the majority of our internal collection and servicing capabilities, giving us flexibility and control over the servicing of our consumer receivable portfolios and assisting us in benchmarking our third-party collection agencies and attorneys.

We have three main internal servicing departments:

•	collection/skiptrace;

•	customer service; and

•	accounting and finance

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

Customer Service.  The customer service department is responsible for:

•	handling incoming calls from debtors and third-party collection agencies that are responsible for collecting on our consumer receivable portfolios;

•	coordinating customer inquiries and assisting the collection agencies in the collection process;

•	handling buy-back and information requests from companies that have purchased receivables from us;

•	working with the buyers during the transition period and post sale process; and

•	handling any issues that may arise once a receivable portfolio has been sold.

Accounting and Finance.  In addition to the customary accounting activities, the Accounting and Finance department is responsible for:

•	making daily deposits of customer payments;

•	posting these payments to the customer’s account; and

•	in conjunction with the customer service department, providing senior management with weekly and monthly receivable activity and performance reports.

Accounting and Finance employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The accounting department also assists the customer service department in the handling of buy- back requests from companies who have purchased receivables from us. In addition, the accounting department reviews the results of the collection of consumer receivable portfolios that are being serviced by third-party collection agencies and attorneys.

Collections Represented by Account Sales

Certain collections represent account sales to other debt buyers to help maximize revenue and cash flows. We feel that our business model of not having a large number of collectors, coupled with a legal strategy which is focused on attempting to perfect liens and judgments on obligors, allows us the flexibility to sell accounts at prices that are attractive to us and as important, sell the less desirable accounts within our collective portfolios. There are many factors that contribute to the decision as to which receivable to sell and which to service, including:

•	the age of the receivables;

•	the status of the receivables — whether paying or non-paying; and

•	the selling price.

Net collections represented by account sales for the fiscal years ended September 30, 2008, 2007 and 2006 were $20.4 million, $54.2 million and $55.0 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2008, 2007 and 2006 were 9.8%, 19.2% and 25.7%, respectively.

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

We compete in the market place for consumer receivable portfolios based on many factors, including:

•	purchase price;

•	representations, warranties and indemnities requested;

•	making purchase decisions in a timely manner; and

•	reputation of the purchaser.

Our strategy is designed to capitalize on the market’s lack of a dominant industry player. We believe that our management’s experience and expertise in identifying, evaluating, pricing and acquiring consumer receivable portfolios and managing collections, coupled with our strategic alliances with third-party collection agencies and attorneys and our sources of financing, give us a competitive advantage. However, we cannot assure that we will be able to compete successfully against current or future competitors or that competition will not increase in the future.

Technology

We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other finance companies. Accordingly, we continually upgrade our technology systems to support the servicing and recovery of consumer receivables acquired for liquidation. Our telecommunications and technology systems allow us to quickly and accurately process large amounts of data necessary to purchase and service consumer receivable portfolios. In addition, we rely on the information technology of our third-party collection agencies and attorneys and periodically review their systems to ensure that they can adequately service our consumer receivable portfolios.

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements.

Government Regulation

The relationship of a consumer and a creditor is extensively regulated by federal, state and local laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculation methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to request that billing errors be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to have complied with applicable laws could create claims and rights of offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the federal Fair Credit Billing Act, a credit card issuer may be subject to certain claims and defenses arising out of certain transactions in which a credit card is used if the consumer has made a good faith attempt to obtain satisfactory resolution of a problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the consumer’s billing address or within 100 miles of that address. Accordingly, as a purchaser of defaulted receivables, we may purchase receivables subject to valid defenses on the part of the consumer. Other laws provide that, in certain instances, consumers cannot be held liable for, or their liability is limited to $50 with respect to charges to the credit card credit account that were a result of an unauthorized use of the credit card account. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card account, and, accordingly, the amount of such receivables may not be collectible by us.

Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern third-party debt collectors, it is our policy to comply with applicable laws in our collection activities. Additionally, our third-party collection agencies and attorneys may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our third-party collection agencies’ and attorneys’ collection activities, failure to comply with such laws could have a material adverse effect on us.

Additional laws, or amendments to existing laws, may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws or amendments may adversely affect our ability to collect the receivables.

We currently hold a number of licenses issued under applicable consumer credit laws. Certain of our current licenses, and any licenses that we may be required to obtain in the future, may be subject to periodic renewal provisions and/or other requirements. Our inability to renew licenses or to take any other required action with respect to such licenses could have a material adverse effect upon our results of operation and financial condition.

Employees

As of September 30, 2008, we had 158 full-time employees. We are not a party to any collective bargaining agreement.

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

The Company has risks associated with its purchase of $6.9 billion in face value of receivable purchase for $300 million in March 2007 (the “Portfolio Purchase”)

On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, Platinum Financial Services Corporation, Monarch Capital Corporation, Colonial Credit Corporation, Centurion Capital Corporation, Sage Financial Corporation and Hawker Financial Corporation (collectively, the “Sellers”), under which we agreed to acquire the Portfolio Purchase for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio Purchase (now owned by our subsidiary Palisades Acquisition XVI, LLC (“Palisades XVI”)) predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments. The transaction was consummated on March 5, 2007.

Under the Portfolio Purchase Agreement, we assumed certain risks associated with the Portfolio Purchase. The representations and warranties with respect to the Portfolio which we received from the Sellers have limitations both in scope and, in certain cases, duration, including a limitation of our put-back rights with respect to certain types of claims, a requirement that certain claims be brought within 120 days of closing or be deemed waived, and a limitation with respect to the Sellers’ responsibilities for acts of prior owners. Other than the representations contained in the Portfolio Purchase Agreement, the accounts were sold as is. We may not have an adequate remedy against the sellers if our understandings about the quality, quantity and characteristics of the Accounts in the Portfolio prove to be contrary to our expectations.

Recent amendments to our credit agreements increase our risk and potential loss and will limit our ability to purchase portfolios.

Since the Portfolio Purchase in March 2007, Palisades XVI has not performed well with respect to the Receivables Financing Agreement with the Bank of Montreal (“BMO”). In September 2007, Palisades XVI was

required to remit an additional $13.1 million to BMO in order to be in compliance with its repayment obligations. We purchased a portion of this Portfolio from Palisades XVI at a price of $13.1 million, giving Palisades XVI the ability to make this payment. In December 2007, Palisades XVI entered into an amendment of the Receivables Financing Agreement to extend the required repayment schedule. Again in May 2008, as a result of collections being slower than anticipated at the time of the December 2007 amendment, Palisades XVI and BMO amended the Receivables Financing Agreement to further extend the repayment schedule. In addition, on May 19, 2008, the Company entered into an amended and restated servicing agreement among Palisades XVI, Palisades Collection, L.L.C. and BMO (the “Service Agreement”). The amendment calls for increased documentation, responsibilities and approvals of subservicers engaged by Palisades Collection L.L.C. On February 20, 2009, Palisades XVI entered into the fourth amendment to the Receivables Financing Agreement (the “Fourth Amendment”) to further extend the required payment schedule in light of continued lower level of collections. As an inducement to BMO to enter into such an amendment, the Company agreed to provide BMO with an $8 million limited secured subordinated guaranty of Palisades XVI’s performance, which may constrain future borrowing ability.

On February 20, 2009, the Company entered into the Seventh Amendment to Fourth Amended and Restated Loan Agreement with a consortium of banks (the “Bank Group”) that, among other changes, lowers the level of borrowing from $175 million to a low of $80 million at June 30, 2009 while in the short term, we maintain the same level of borrowing availability (approximately $20 million) as a result of recent normal pay down of the loan. In the longer term this reduction in the line will limit our ability to purchase portfolios and grow. In addition, individual portfolio purchases in excess of $7.5 million will now require the consent of the collateral agent of the Bank Group, Israel Discount Bank (the “Collateral Agent”) and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period will require the consent of the Bank Group which may limit our ability to purchase portfolios and grow.

The anticipated benefits of the Portfolio Purchase have not and may not meet our expectations.

The Portfolio Purchase increased our assets acquired for liquidation by more than 100%, so that our future operating results became highly dependent on the returns realized from the Portfolio Purchase. While we believed that we had the capability to manage such a significantly increased asset base, no assurances can be given that we will not experience operational difficulties internally or with our third party collection agencies and attorneys in managing an asset base of this size.

Further, the returns on the Portfolio Purchase have not proved to be as favorable as our historic returns on smaller portfolio purchases. The Portfolio Purchase has not met our initial expectations, and the shortfall has been exacerbated by the general economic down turn. We have suffered impairments in our portfolios of $53.2 million in 2008, compared to $9.1 million in 2007, and $2.2 million in 2006. Of these overall impairment losses, $30.3 million was attributed to the Portfolio Purchase in fiscal year 2008. Further, in the third quarter ending June 30, 2008, we discontinued using the interest method for income recognition under AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”) for the Portfolio Purchase. Accordingly, we will recognize income only after we recover our carrying value, which, as of September 30, 2008, was approximately $207 million. As a result, our revenue in the future will be negatively impacted. There can be no assurance as to when or if the carrying value will be recovered.

We incurred substantial debt in connection with the Portfolio Purchase Agreement. The BMO Facility has been amended on a number of occasions and has required additional credit support from the Company.

To finance the Portfolio Purchase, we incurred substantial indebtedness. We utilized substantially all of the availability under our existing $175 million credit facility (including a temporary $15 million increase in the line) to make $75 million in deposit payments.

The remaining $225 million of the purchase price was paid in full at the closing of the Portfolio Purchase on March 5, 2007, by borrowing approximately $227 million (inclusive of transaction costs) under a Receivables Financing Agreement entered into by Palisades XVI, with BMO as the funding source, consisting of debt with full recourse only to Palisades XVI (the “BMO Facility”). The original term of the Receivables Financing Agreement was three years. All assets of Palisades XVI, principally the Portfolio Purchase, were pledged to secure such borrowing, and all proceeds received as a result of the net collections from this Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. As of September 30, 2008 the balance due on the Receivables Financing Agreement was $128.6 million.

As of September 30, 2007, Palisades XVI was required to remit an additional $13.1 million to BMO in order to be in compliance under the Receivables Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under its current revolving credit facility and causing another of its subsidiaries to purchase a portion of the Portfolio Purchase from Palisades XVI at a price of $13.1 million prior to the measurement date under the Receivables Financing Agreement.

The Receivables Financing Agreement required that the principal amount thereunder be reduced under a schedule tied to projected collections on the Portfolio Purchase. As we fell behind the minimum required amortization schedule, principally as a result of sales of accounts that were built into that schedule, but that we did not effect, the Company and BMO entered into an amendment dated December 27, 2007. The amendment substantially eliminated any scheduled sales of accounts used in the original projections and effectively extended the repayment schedule from 25 months to 31 months.

On May 19, 2008, Palisades XVI entered into the third amendment of its Receivables Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to an extension to the amortization schedule determined in connection with the second amendment. The lender also increased the interest rate from approximately 170 basis points to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI.

As a result of the actual collections being lower than the minimum collection rates required under the Receivables Financing Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the Receivables Financing Agreement. In order to resolve these issues, on February 20, 2009, we executed the Fourth Amendment to the Receivables Financing Agreement with BMO. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the previous termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.

As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company offered BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s existing senior lending facility or any successor senior facility.

In addition, as further credit support under the Receivables Financing Agreement, Asta Group Inc. (“the Family Entity”) offered BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity. The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, unless the terms of the arrangement are not met, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or lenders under any successor senior facility.

As a result of the Company’s current capital structure and their interrelated components, it may be difficult to obtain new financing.

We are highly leveraged and may incur further debt in the future which could adversely affect our ability to obtain additional funds.

To finance the Portfolio Purchase, we needed to incur substantial indebtedness of over $300 million, inclusive of utilizing substantially all of the availability (approximately $25 million) under our existing $175 million credit facility.

On December 4, 2007, we signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement with the Bank Group that temporarily increased the total revolving loan commitment from $175 million to $185 million. The temporary increase of $10 million, which was not used, was required to be repaid by February 29, 2008. Our ability to grow through this line was limited as we were approaching the upper limit of our borrowing availability. Because we have made limited purchases this year, we have paid down this line of credit to $84.9 million at September 30, 2008.

On April 29, 2008, we obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group.

The subordinated loan was incurred by us to resolve certain issues described below. Proceeds from the Seventh Amendment to Fourth Amended and Restated Loan Agreement with the Bank Group subordinated loan were used initially to further collateralize the Company’s $175 million revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. This facility is secured by substantially all of the assets of the Company and its subsidiaries (the “Bank Group Collateral”), other than the assets of Palisades XVI, the entity that made the Portfolio Purchase.

On February 20, 2009, the Company entered into the Seventh Amendment to the Fourth Amended and Restated Loan Agreement with the Bank Group (the “Seventh Amendment”) in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the BMO Facility. Pursuant to the Seventh Amendment, the loan commitment has been revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), earnings before interest taxes depreciation and amortization (“EBITDA”) and fixed charges attributable to Palisades XVI shall be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage has been revised to exclude impairment expense of portfolios of consumer receivables acquired for liquidation and increase the ratio from a minimum of 1.50 to1.0 to a minimum of 1.75 to 1.0. The permitted encumbrances under the Credit Agreement were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and the Family Entity. Further, individual portfolio purchases in excess of $7.5 million will now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period will require the consent of the Bank Group.

The Company and the Bank Group are in the beginning phase of discussions to renew the current Loan Agreement. If, however, a renewal cannot be ultimately agreed to, the Company, at maturity, will consider the sale of assets collateralized by this loan agreement, to satisfy its obligations after July 11, 2009.

Business issues with a significant third party servicer (the “Servicer”) has led to the need to secure subordinated financing reduced purchases and other disruptions in the business relationship.

The Servicer that provides servicing for certain portfolios within the Bank Group Collateral, was also engaged by Palisades Collection, LLC, the Company’s servicing subsidiary (“Palisades Collection”), after the acquisition of the Portfolio Purchase, to provide certain management services with respect to the portfolios owned by Palisades XVI and financed by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, lag the costs and fees which are expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as was the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the current economic environment, (b) the fact that Palisades Collection believed that it would be desirable to engage the Servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial acquisition of the Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigation and incur court costs at a faster rate than initially budgeted. As previously described in the Company’s Form 10-K and Form 10-K/A for the year ended September 30, 2007, the agreements with the Servicer call for a 3% fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all gross collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company pays the Servicer a monthly fee of $275,000 for twenty five months for consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase. The Servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to the Servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the Servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors have, from time to time, exceeded amounts available to pay the Servicer from collections received by the Servicer on the Portfolio Purchase on a current basis. The Company considered the effects of these trends on the Portfolio Purchase valuation.

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

The Company determined to remedy any shortfall in the receipts under the Bank Group facility by obtaining the $8.2 million subordinated loan from the Family Entity and causing the proceeds of the loan to be delivered to the Bank Group and not to pursue a dispute with the Servicer at that time. The Company believed that avoiding a dispute with the Servicer was is in its best interests, as the Servicer should improve collections on the Portfolio Purchase over time.

On April 29, 2008, the Company entered into a letter agreement with the Bank Group in which the Bank Group consented to the Subordinated Loan from the Family Entity. On January 18, 2009, the Company entered into amended agreements with the Servicer pursuant to which the Servicer agreed that it will not make any further set-offs against collections.

We are highly leveraged which places constraints on our business and increases our vulnerability to economic and business downturns.

By incurring such substantial indebtedness, as described above, and by incurring additional indebtedness from time to time in connection with the purchase of consumer receivable portfolios in the future, we are subject to the risks associated with incurring such indebtedness, including:

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

The current economic environment has slowed our ability to collect from our debtors.

The recent worldwide financial turmoil has adversely affected all businesses, including our own. The current collection environment is particularly challenging as a result of factors in the economy over which we have no control. These factors include:

•	A slowdown in the economy;

•	severe problems in the credit and housing markets;

•	higher unemployment;

•	reductions in consumer spending;

•	changes in the underwriting criteria by originators; and

•	changes in laws and regulations governing consumer lending and the related collections.

We believe that our debtors are straining to pay their obligations owed to us. Higher unemployment rates particularly impact our debtors’ ability to pay obligations and our ability to get wage executions as a source of payment. Problems in the credit markets and lower home values have reduced the ability of our debtors to secure financing through second mortgages and home equity lines to pay obligations owed to us. A continuation of the current problems in the credit and housing markets and general slow down in the economy will continue to adversely affect the value of our portfolios and our financial performance.

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

•	the growth in consumer debt;

•	the volume of consumer receivable portfolios available for sale;

•	availability of financing to fund purchases;

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios; and

•	possible future changes in the bankruptcy laws, state laws and homestead acts which could make it more difficult for us to collect.

Our future operating results will suffer as we have not replaced our defaulted consumer receivables at historic levels.

To operate profitably, we must continually acquire a sufficient amount of distressed consumer receivables to generate continued revenue. Our buying during fiscal year ended 2008 slowed dramatically during the last three quarters. As the economic environment deteriorated, we felt that pricing of portfolios had not fallen enough to offset the decline in ultimate collections. Accordingly, our purchases of receivables in 2008 were only $49.9 million, compared to $440.9 million in 2007 and $200.2 million in 2006. Our lack of buying during 2008, which has continued into the first quarter of fiscal year 2009, will have a negative effect on our future revenues and operating results. Furthermore, we cannot predict how our ability to identify and purchase receivables and the quality of those receivables would be affected if there is a shift in consumer lending practices whether caused by changes in regulations or by a sustained economic downturn.

Our inability to purchase sufficient quantities of receivables portfolios may necessitate workforce reductions, which may harm our business.

Because fixed costs, such as personnel costs constitute a significant portion of our overhead, we may be required to reduce the number of employees if we do not continually purchase receivables acquired for liquidation. Reducing the number of employees can affect our business adversely and lead to:

•	lower employee morale, higher employee attrition rates and fewer experienced employees;

•	disruptions in our operations and loss of efficiency in collection functions;

•	excess costs associated with unused space in collection facilities; and

•	further reliance on our third party collection agencies and attorneys.

We have seen at certain times that the market for acquiring consumer receivable portfolios has become more competitive, thereby diminishing from time to time our ability to acquire such receivables at prices we are willing to pay.

The growth in consumer debt may also be affected by:

•	the continuation of a slowdown in the economy;

•	continuation of the problems in the credit and housing markets;

•	reductions in consumer spending;

•	changes in the underwriting criteria by originators; and

•	changes in laws and regulations governing consumer lending.

Any slowing of the consumer debt growth trend could result in a decrease in the availability of consumer receivable portfolios for purchase that could affect the purchase prices of such portfolios.

Any increase in the prices we are required to pay for such portfolios in turn will reduce the profit, if any, we generate from such portfolios.

With portfolios classified under the interest method, our projections of future cash flows from our portfolio purchases may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model.

We use qualitative and quantitative analysis to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced or we may be required to record an impairment charge, which would result in a reduction of our earnings. For the year ended September 30, 2008, we recorded impairment charges of $53.2 million. As relative collections compared to our expectations on certain portfolios were deteriorating, and this deterioration was confirmed by our third party collection agencies and attorneys, we believed that impairment charges were necessary. As the environment continues to be challenging, data received in the second quarter of fiscal year 2009 reflects a continued slowness of collections in relation to our estimates. As this data impacts the first quarter of fiscal year 2009, impairments of approximately $21.4 million offsetting income, are required in the first quarter of fiscal year 2009.

We use estimates for recognizing finance income on a portion of our consumer receivables acquired for liquidation and our earnings would be reduced if actual results are less than estimated.

We utilize the interest method of revenue recognition for determining our finance income recognized, which is based on projected cash flows that may prove to be less than anticipated and could lead to reductions in revenue or impairment charges under SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. The SOP initially freezes the internal rate of return, (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Effective for fiscal years beginning October 1, 2005 under SOP 03-3 (and the amended Practice Bulletin 6), rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Any reduction in our earnings could materially adversely affect our stock price.

We may not be able to collect sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations.

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

We are subject to competition for the purchase of consumer receivable portfolios.

We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. We compete on the basis of price, reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors has raised the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our finance income and earnings could be materially reduced.

We are dependent upon third parties to service a majority of our consumer receivable portfolios.

Although we utilize our in-house collection staff to initiate the collection process to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third- party collection agencies and attorneys to service and collect our consumer receivables. However, any failure by our third party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the debtors to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change. As 36% of our portfolios are serviced by two organizations, we are dependent on them to perform.

We rely on our third party collectors to comply with all rules and regulations and maintain proper internal controls over their accounting and operations.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, Puerto Rico and outside the United States, there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in their accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

We may rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.

We may rely on third parties, including brokers and third-party collection agencies and attorneys, to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected. In addition, if we, or such parties, fail to correctly or adequately evaluate the value or collectibility of these consumer receivable portfolios, we may pay too much for such portfolios and suffer an impairment and our earnings could be negatively affected.

Our collections may decrease if bankruptcy filings increase.

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured, we may not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

If we are unable to access external sources of financing, we may not be able to fund and grow our operations.

We depend on loans from our credit facility and other external sources, in part, to fund and expand our operations. Our ability to grow our business is dependent on our access to additional financing and capital resources. With the most recent amendment to our credit facility, our line has been reduced from $175 million to a graduated reduction to a level of $80 million by June 30, 2009. The failure to obtain financing and capital as needed would limit our ability to:

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

Historically, Arthur Stern, our Chairman and Executive Vice President, Gary Stern, our President and Chief Executive Officer, Mitchell Cohen, our Chief Financial Officer, Cameron Williams, our Chief Operating Officer, and Mary Curtin, our Senior Vice President, were responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. Mitchell Cohen has announced that he will be leaving the Company to relocate and take another position shortly after the filing of this Form 10-K. He will be replaced by Robert J. Michel, CPA, who has served in senior financial positions at the Company for four years, including the last year as Controller. Additionally, as of January 2009, Arthur Stern has stepped down as an employee of the Company, although he will continue to serve on the Board and to consult with our executives. Significant losses of the services of our executive officers or the need to replace our officers with individuals who do not have experience with the Company could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

The Stern family effectively controls Asta, substantially reducing the influence of our other stockholders.

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of minor children of Barbara Marburger and Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern and Barbara Marburger), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, own, in the aggregate, approximately 26.0% of our outstanding shares of common stock. In addition, other members of the Stern Family, such as adult children of Gary Stern and Barbara Marburger, own additional shares. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

•	the election of a majority of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval. In addition, the Stern family’s influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

We have experienced rapid growth over the past several years, which has placed significant demands on our administrative, operational and financial resources and could result in an increase in our expenses.

We plan to continue our growth at the appropriate time, which could place additional demands on our resources and cause our expenses to increase. Future internal growth will depend on a number of factors, including:

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

Current economic conditions, have had a significant impact on our ability to sell accounts.

As part of our historic business model, we have sold accounts on an opportunistic basis. Our ability to sell accounts has been limited in 2008, and may be limited in 2009 and beyond. Net collections represented by account sales for 2008 were only $20.4 million, compared to $54.2 million and $55.0 million in 2007 and 2006, respectively. Collections represented by account sales as a percentage of total collections were 9.8% in 2008, compared to 19.2% and 25.7% in 2007 and 2006. We had launched a sales effort to enhance cash flow and pay debt, particularly from the Portfolio Purchase, but sales have been slower than expected due to a variety of factors, including a slow resale market, similar to the decrease in pricing we are seeing in general, as well as lack of media and validation of accounts with respect to accounts in the Portfolio Purchase.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

Federal, state and local laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

•	The Fair Debt Collection Practices Act;

•	The Federal Trade Commission Act;

•	The Truth-In-Lending Act;

•	The Fair Credit Billing Act;

•	The Equal Credit Opportunity Act; and

•	The Fair Credit Reporting Act.

We may be precluded from collecting receivables we purchase where the creditor or other previous owner or third-party collection agency or attorney failed to comply with applicable law in originating or servicing such acquired receivables. Laws relating to the collection of consumer debt also directly apply to our business. Our failure to comply with any laws applicable to us, including state licensing laws, could limit our ability to recover on receivables and could subject us to fines and penalties, which could reduce our earnings and result in a default under our loan arrangements. In addition, our third-party collection agencies and attorneys may be subject to these and other laws and their failure to comply with such laws could also materially adversely affect our finance income and earnings.

Additional laws or amendments to existing laws, may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws or amendments may adversely affect the ability to collect on our receivables, which could also adversely affect our finance income and earnings.

Because our receivables are generally originated and serviced pursuant to a variety of federal, state laws and/or local laws by a variety of entities and may involve consumers in all 50 states, the District of Columbia, Puerto Rico and South America, there can be no assurance that all originating and servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. Failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

Class action suits and other litigation in our industry could divert our management’s attention from operating our business and increase our expenses.

Originators, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Being a defendant in such class action lawsuits or other litigation could materially adversely affect our results of operations and financial condition.

We may seek to make acquisitions that prove unsuccessful or strain or divert our resources.

We may seek to grow Asta through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the assimilation of the operations and personnel of the acquired business;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•	the need to expand management, administration and operational systems.

If we make such acquisitions we cannot predict whether:

•	we will be able to successfully integrate the operations of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt; and

•	the recognition of significant charges for depreciation and impairment charges related to goodwill and other intangible assets.

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

If our technology and phone systems are not operational, our operations could be disrupted and our ability to successfully acquire receivable portfolios and receive collections from debtors could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 14,271,824 shares of common stock issued and outstanding as of the date hereof. Of these shares, 3,669,340 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended. The remainder of our outstanding shares are freely tradable. In addition, options to purchase approximately 1,037,438 shares of our common stock were outstanding as of September 30, 2008, of which 1,031,438 were vested. In certain cases, the exercise prices of such options were higher than the current market price of our common stock. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2008 there were 1,267,334 shares available for such purpose with such shares available under the Equity Compensation Plan and the 2002 Stock Option Plan. No more options are available for issuance under the 1995 Stock Option Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

From time to time, the Company’s Chairman, Arthur Stern and President and Chief Executive Officer, Gary Stern have adopted prearranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. While no such plans are in effect at present, significant sales by the Stern family could have an adverse effect on market price for our common stock.

The Company purchased a portfolio in a South American country exposing the Company to currency rate fluctuations.

As a result of this purchase, the Company is exposed to currency rate fluctuations as the collections on this portfolio are denominated in the local currency of the South American country. Additionally, our investment could also be exposed to the same currency risk. A strengthened U.S. dollar could decrease the U.S. dollar equivalent of the local currency collections, and the local currency conversion to U.S. dollars would suffer upon settlement of transactions associated with this investment with the parent company. The Company has no foreign currency hedge contracts in place.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.	Properties.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 15,000 square feet of general office space for approximately $25,000 per month, plus utilities. The lease expires on July 31, 2010.

In addition, a call center is located in Bethlehem, Pennsylvania, where we lease approximately 9,070 square feet of general office space for approximately $10,000 per month. The lease expires on December 31, 2009. In February 2009, the Company announced the closing of its Pennsylvania facility. See Note Q — Subsequent Events (unaudited). Our office in Sugar Land, Texas occupies approximately 3,600 square feet of general office space for approximately $6,000 per month. The lease expires February 28, 2011.

We believe that our existing facilities are adequate for our current and anticipated needs.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-K, we were not involved in any material litigation in which we were a defendant.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 15, 2000, our common stock has been quoted on the NASDAQ National Market system under the symbol “ASFI.” On December 8, 2008 there were 28 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2006 as reported by NASDAQ are set fourth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low

October 1, 2006 to December 31, 2006	$37.25	$27.63
January 1, 2007 to March 31, 2007	43.89	29.03
April 1, 2007 to June 30, 2007	46.50	36.90
July 1, 2007 to September 30, 2007	43.80	31.85

October 1, 2007 to December 31, 2007	$39.78	$24.71
January 1, 2008 to March 31, 2008	26.29	12.92
April 1, 2008 to June 30, 2008	15.25	6.74
July 1, 2008 to September 30, 2008	10.01	6.76

Dividends

During the year ended September 30, 2008, the Company declared quarterly cash dividends aggregating $2,270,000 ($0.04 per share, per quarter), of which $571,000 was paid November 3, 2008. During the year ended September 30, 2007 the Company declared quarterly cash dividends aggregating $2,221,000 ($0.04 per share, per quarter), of which $557,000 was paid November 1, 2007. On December 17, 2008 the Board of Directors declared a dividend of $0.02 per share for stockholders of record on December 29, 2008, payable on February 2, 2009. Future dividend payments will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place.

Securities Authorized for Issuance under Equity Compensation Plans

Included in the following table are the number of options outstanding, the average price and the number of available options remaining available for future issuance under equity compensation plans.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Equity Compensation Plan	and Rights	and Rights	(a))
Information: Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,037,438	$11.69	1,267,334
Equity compensation plans not approved by security holders	0	0	0

Total	1,037,438	$11.69	1,267,334

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K Statement, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return on our Common Stock since September 30, 2003, with the cumulative return for the NASDAQ Stock Market (US) Index and four stocks comprising our peer group index over the same period, assuming the investment of $100 on September 30, 2003, and the reinvestment of all dividends. We declared dividends of $0.12 per share in fiscal 2004 of which $0.035 was paid November 1, 2004. During the year ended September 30, 2005, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 1, 2005. During the year ended September 30, 2006, we declared quarterly cash dividends aggregating $0.56 per share, of which $0.44 per share was paid November 1, 2006. Included in the $0.44 was a special dividend of $0.40 per share. During the year ended September 30, 2007, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 1, 2007. During the year ended September 30, 2008, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 3, 2008.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ASTA FUNDING, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON SEPT. 30, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2008

	2003	2004	2005	2006	2007	2008
ASTA FUNDING, INC.	100.00	125.67	236.92	324.42	333.05	61.80
PEER GROUP INDEX	100.00	112.80	223.39	168.29	147.05	82.13
NASDAQ MARKET INDEX	100.00	106.02	120.61	127.77	152.68	118.28

Item 6.	Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2008. The selected financial data for the five fiscal years ended September 30, 2008, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. All share and per share amounts for fiscal year 2004 have been restated to give effect to a 2:1 stock split in March 2004. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Operations Statement Data:
Finance income	$115,295	$138,356	$101,024	$69,479	$51,175
Other income	200	2,181	405	—	—

Total revenue	115,495	140,537	101,429	69,479	51,175

Costs and expenses:
General and administrative	29,561	25,450	18,268	15,340	11,258
Interest expense	17,881	18,246	4,641	1,853	845
Impairments	53,160	9,097	2,245	—	—
Third party servicing	—	—	—	—	1,316
Provision for credit losses	—	—	—	—	300

Total expenses	100,602	52,793	25,154	17,193	13,719

Income before equity in earnings in venture and income taxes	14,893	87,744	76,275	52,286	37,456
Equity in earnings in venture	55	225	550	—	—

Income before income taxes	14,948	87,969	76,825	52,286	37,456
Provisions for income taxes	6,119	35,703	31,060	21,290	15,219

Net income	$8,829	$52,266	$45,765	$30,996	$22,237

Basic net income per share	$0.62	$3.79	$3.36	$2.29	$1.67

Diluted net income per share	$0.61	$3.56	$3.13	$2.15	$1.57

	2008	2007	2006	2005	2004
	(In millions)

Other Financial Data:
For the Year ended September 30
Cash collections	$208.0	$281.8	$214.5	$168.9	$114.0
Portfolio purchases, at cost	49.9	440.9	200.2	126.0	103.7
Portfolio purchases, at face	1,456.1	10,891.9	5,194.0	3,445.2	2,833.6
Return on average assets(1)	1.7%	12.0%	19.6%	18.3%	16.3%
Return on average stockholders’ equity(1)	3.6%	24.8%	27.8%	23.9%	21.5%
Dividends declared per share(2)	$0.16	$0.16	$0.56	$0.14	$0.12
At September 30,
Total assets	481.1	580.3	287.8	180.0	158.6
Total debt	221.7	326.5	82.8	29.3	39.4
Total stockholders’ equity	247.9	237.5	184.3	145.2	114.5
Inception to date — September 30,
Cumulative aggregate purchases, at face	31,049.9	29,593.8	18,701.9	13,507.9	10,062.7

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

(2)	Includes a special dividend of $0.40 per share in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautions Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described above under Item 1A “Risk Factors” and below under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us” “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.

Overview

We are primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and in limited circumstances,

•	performing receivables — accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

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

As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecom receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables has matured, we use the interest method for accounting for substantially all asset acquisitions within these classes of receivables when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes in which we do not possess the same expertise or history, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.

Over time, as we continue to purchase asset classes to the point where we believe we have developed the requisite expertise and experience, we are more likely to utilize the interest method to account for such purchases.

Prior to October 1, 2005, the Company accounted for its investment in finance receivables using the interest method under the guidance of Practice Bulletin 6. Each purchase was treated as a separate portfolio of receivables and was considered a separate financial investment, and accordingly we did not aggregate such loans under Practice Bulletin 6 although the underlying collateral had similar characteristics. As SOP 03-3 was adopted by the Company for our fiscal year beginning October 1, 2005, we began aggregating portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

•	same issuer/originator

•	same underlying credit quality

•	similar geographic distribution of the accounts

•	similar age of the receivable and

•	same type of asset class (credit cards, telecommunications, etc.)

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	financial wherewithal of the seller;

•	jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain customer statements from the original issuer.

We will obtain and utilize as appropriate input including, but not limited to, monthly collection projections and liquidation rates, from our third party collection agencies and attorneys, as further evidentiary matter, to assist us in developing collection strategies and in modeling the expected cash flows for a given portfolio.

We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts’ reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the account’s cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.

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

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Report on Form 10-K. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

	Years Ending September 30,
	2008	2007	2006

Finance income	99.8%	98.4%	99.6%
Other income	0.2%	1.6%	0.4%

Total revenue	100.0%	100.0%	100.0%

General and administrative expenses	25.6%	18.1%	18.0%
Interest expense	15.5%	13.0%	4.6%
Impairments	46.0%	6.5%	2.2%

Income before equity in earnings in venture and income taxes	12.9%	62.4%	75.2%
Equity in earnings in venture	0%	0.2%	0.5%

Income before income taxes	12.9%	62.6%	75.7%
Provision for income taxes	5.3%	25.4%	30.6%

Net income	7.6%	37.2%	45.1%

Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

Finance income.  For the year ended September 30, 2008, finance income decreased $23.1 million or 16.7% to $115.3 million from $138.4 million for the year ended September 30, 2007. Although the average outstanding level of consumer receivable accounts acquired for liquidation increased from $401.4 million for the fiscal year ended September 30, 2007 to $497.3 million for fiscal year ended September 30, 2008, the decrease in finance income resulted primarily from the Portfolio Purchase being transferred from the interest method to the cost recovery method effective in the third quarter of fiscal year 2008. The finance income recorded on the Portfolio Purchase during the fiscal year ended September 30, 2007 was approximately $22.6 million (which relates to our ownership of the Portfolio Purchase for only seven months during that period) , as compared to $17.7 million recorded in the first six months of fiscal year 2008 prior to the transfer to cost recovery. As a result of the transfer to cost recovery, no finance income was recognized on the Portfolio Purchase during the second half of fiscal year 2008 and no further finance income will be recognized on the Portfolio Purchase after September 30, 2008 until the entire carrying value of $207.3 million value as of September 30, 2008, is collected.

During the fiscal year ended September 30, 2008, we acquired consumer receivable portfolios at a cost of $49.9 million as compared to $440.9 million during the fiscal year ended September 30, 2007, which included the Portfolio Purchase at a cost of $300 million. The portfolios purchased in fiscal year 2008 include a portfolio purchase domiciled in South America at $8.6 million. Further, as we have curtailed our purchases of new portfolios of consumer receivables during the second, third and fourth quarters of 2008, we expect to see a reduction in finance income in future quarters and future years, since we are not replacing our receivables acquired for liquidation. Instead, we are focusing, in the short term, on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will be buyers at the right price, where we believe the purchase will yield our desired rate of return. However, purchases in the first quarter of fiscal 2009 have remained at the reduced 2008 levels. As the environment continues to be challenging, data received in the second quarter of fiscal year 2009 reflects a continued slowness of collections, in relation to our estimates. As this data impacts the first quarter of fiscal year 2009, impairments of approximately $21.4 million are required in the first quarter of fiscal year 2009.

There were no accretable yield adjustments recorded during the fiscal year ended September 30, 2008. Adjustments to accretable yields on certain portfolios were recorded in the amount of $44.5 million for the year ended September 30, 2007. Finance income related to the accretable yield reclassifications during the year ended September 30, 2007 was approximately $11.1 million. Income recognized from fully amortized portfolios (zero based revenue) was $45.3 million and $23.9 million for the years ended September 30, 2008 and 2007, respectively. The increase is due primarily to more pools which were fully amortized in the fourth quarter of 2007, and were predominantly derived from credit card purchases from one issuer made in 2003 and 2004 and telecommunications portfolios purchased from 2004 through 2005. Collections with regard to the Portfolio Purchase were $45.5 million for the fiscal year ended September 30, 2008 and $55.0 million for the period owned through September 30, 2007, which includes approximately $5.5 million collected from the seller for accounts returned to the seller.

Other income.  Other income of $200,000 for the fiscal year ended September 30, 2008 consisted primarily of service fee income and interest income from banks. Other income of $2.2 million for the year ended September 30, 2007 includes interest income from banks and other loan instruments substantially acquired in 2007, which were collected during the fourth quarter of 2007.

General and administrative expenses.  For the year ended September 30, 2008, general and administrative expenses increased $4.1 million or 16.2% to $29.6 million from $25.5 million for the year ended September 30, 2007, and represented 29.4% of total expenses (excluding income taxes) for the year ended September 30, 2008 as compared to 48.2% for the year ended September 30, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the year ended September 30, 2008, as compared to the year ended September 30, 2007. The increase in receivable servicing expenses resulted from the increase in our average number of accounts acquired for liquidation, primarily due to the Portfolio Purchase in the second quarter of 2007. A majority of the increased costs were from collection related expenses, consulting and skiptracing fees (further described below), salaries, payroll taxes and benefits, professional fees, telephone charges and travel costs, as we are visiting our third party collection agencies and attorneys on a more frequent basis for financial and operational audits. In December 2007, the Company negotiated an agreement with a third party servicer, to assist the Company in the asset location, skiptracing efforts and ultimately the suing of debtors with respect to the Portfolio Purchase. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. The fee was agreed to in December of 2007 and retroactive to March 2007 and we believe this arrangement enhances our collection efforts. The 3% fee is applied to collections on the Portfolio Purchase and is not included in general and administrative expenses. Additionally, the Company is paying this third party servicer a monthly fee of $275,000 per month for twenty -five months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. The $275,000 fee is included in general and administrative expenses. This fee began in May 2007. During the fiscal year ended September 30, 2008, $3.3 million was recorded as collection expense as compared to $1.3 million in fiscal year 2007.

Interest expense.  For the year ended September 30, 2008, interest expense decreased $365,000 to $17.9 million from $18.2 million during the year ended September 30, 2007, and represented 17.8% of total expenses (excluding income taxes) for the year ended September 30, 2008 as compared to 34.6% for the year ended September 30, 2007. The decrease was due to a decrease in our outstanding borrowings under our line of credit and our Receivables Financing Agreement, slightly offset by the increase in the subordinated debt from a related party, during the year ended September 30, 2008, as compared to the outstanding borrowings during the year ended September 30, 2007, coupled with lower interest rates during the year ended September 30, 2008. The average interest rate (excluding unused credit line fees) for the year ended September 30, 2008 on the line of credit and the Receivable Financing Agreement was 6.11% as compared to 7.34% during the year ended September 30, 2007. The rate on the subordinated debt — related party is fixed at 6.25%. Although outstanding borrowings decreased approximately $104.0 million during the fiscal year ended September 30, 2008, the average outstanding borrowings increased from $241.5 million to $274.1 million for the years ended September 30, 2007 and 2008, respectively. The increase was caused by the higher levels of borrowing stemming from the Portfolio Purchase in the second quarter of 2007. Since then, the Company has been limiting portfolio purchases and concentrating on paying down debt.

Impairments.  Impairments of $53.2 million were recorded by the Company during the year ended September 30, 2008 as compared to $9.1 million for the year ended September 30, 2007, and represented 52.8% of total expenses (excluding income taxes) for the year ended September 30, 2008, as compared to 17.2% for the year ended September 30, 2007. Because relative collections with respect to our expectations on these portfolios were deteriorating, and this deterioration was confirmed by our third party collection agencies and attorneys, we believed that impairment charges became necessary.

Equity in earnings of venture.  In August 2006, the Company invested approximately $7.8 million for a 25% interest in a newly formed venture. The venture invested in a bankruptcy liquidation that collects on existing rental contracts and the liquidation of inventory. The Company’s share of the income was $55,000 and $225,000 during the years ended September 30, 2008 and 2007, respectively. The Company has received approximately $8.1 million in cash distributions from the inception of the venture through September 30, 2008.

Net income.  For the year ended September 30, 2008, net income decreased $43.4 million, or 83.1% to $8.8 million from $52.3 million for the year ended September 30, 2007, primarily reflecting the increased impairments recorded in fiscal year 2008 and the reduced finance income from the Portfolio Purchase for the last six months of 2008 due to the switch from the interest method to the cost recovery method. Net income per share for the year ended September 30, 2008 decreased $2.95 per diluted share, or 83.0% to $0.61 per diluted share, from $3.56 per diluted share for the year ended September 30, 2007.

Year Ended September 30, 2007 Compared to the Year Ended September 30, 2006

Finance income.  For the year ended September 30, 2007, finance income increased $37.3 million or 37.0% to $138.4 million from $101.0 million for the year ended September 30, 2006. The increase in finance income primarily resulted from an increase in the average outstanding level of consumer receivable accounts acquired for liquidation during the year ended September 30, 2007, as compared to the prior year, coupled with the effect of adjustments to accretable yields on certain portfolios. The average level of consumer receivables acquired for liquidation increased from $215.0 million for the year ended September 30, 2006 to $401.4 million for the same period in 2007. The increase in the average level of consumer receivables acquired for liquidation is due primarily to the Portfolio Purchase in March 2007. During the year ended September 30, 2007, we acquired consumer receivable portfolios at a cost of

$440.9 million as compared to $200.2 million during the prior year. During the year ended September 30, 2007, commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $10.9 million, or 10.3%, to $116.6 million from $105.7 million for year ended September 30, 2006. The increase is indicative of a shift to the suit strategy implemented by the Company and includes advances of court costs by our legal network, and by us. While the dollar amount has increased, the cost as a percentage of collections decreased during the year ended 2007. The slight percentage decrease reflects slightly lower rates charged by the servicers of the large portfolio and other portfolios they service for us. Our network of attorneys typically advances the cost of suing debtors. These court costs are recovered by our attorneys from collections received from debtor payments. During the fourth quarter ended September 30, 2007, the Company accrued $1.8 million for lawsuits commenced against debtors, primarily for the Portfolio Purchase. We do anticipate expending court costs during fiscal year 2008 on the Portfolio Purchase in order to accelerate the suit process. As we continue to purchase portfolios and utilize our third party collection agencies and attorney networks, the contingency fees should stabilize in the 30%-33% range of gross collections based upon the current mix of portfolios.

Adjustments to accretable yields on certain portfolios were made based on available information, and based on improved liquidation rates from our third party collection agencies and attorneys. Management believes the anticipated collections on these portfolios to be in excess of our original projections. As we believe these improved liquidation rates will continue on these portfolios, we adjusted our accretable yields by $16.6 million and $44.5 million for the years ended September 30, 2007 and 2006, respectively. Finance income related to the accretable yield reclassifications during the year ended September 30, 2007 was approximately $11.1 million. While our expectations on our fiscal year 2007 purchases are lower than in the prior year, the portfolios still fit our investment criteria. Income recognized from fully amortized portfolios (zero based revenue) was $23.9 million and $4.4 million for the years ended September 30, 2007 and 2006, respectively. The increase is due primarily to more pools which were fully amortized in the fourth quarter of 2007, and were predominantly derived from credit card purchases from one issuer made in 2003 and 2004 and telecom portfolios purchased from 2004 through 2005. Collections with regard to the $6.9 billion face value portfolio purchased in the second quarter of fiscal year 2007, (the “Portfolio Purchase”) were $55.0 million through September 30, 2007, which includes approximately $5.5 million of accounts returned to the seller, and finance income earned was $20.4 million.

Other income.  Other income of $2.2 million for the year ended September 30, 2007 includes interest income from banks and other loan instruments substantially acquired in 2007, which were collected during the fourth quarter of 2007.

General and administrative expenses.  For the year ended September 30, 2007, general and administrative expenses increased $7.2 million or 39.3% to $25.5 million from $18.3 million for the year ended September 30, 2006, and represented 48.2% of total expenses (excluding income taxes) for the year ended September 30, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the year ended September 30, 2007, as compared to the year ended September 30, 2006. The increase in receivable servicing expenses resulted from the substantial increase in our average number of accounts acquired for liquidation, primarily due to the Portfolio Purchase in the second quarter of 2007. A majority of the increased costs were from collection expenses, consulting and skiptracing fees (further described below), salaries, payroll taxes and benefits, professional fees, telephone charges and travel costs, as we are visiting our third party collection agencies and attorneys on a more frequent basis for financial and operational audits. In December 2007, the Company negotiated an agreement with a third party servicer, to assist the Company in the asset location, skiptracing efforts and ultimately the suing of debtors with respect to the Portfolio Purchase. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. This fee will be charged from March 2007 and we believe this arrangement will enhance our collection efforts. Additionally, the Company will pay this third party servicer a monthly fee of $275,000 per month for twenty four months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee began in May 2007.

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

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired. Our primary uses of cash include repayments under our line of credit, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, dividends and taxes. Management believes the results of operations will provide enough liquidity to meet our obligations of the business and be in compliance with debt covenant. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer accounts receivable portfolios. As of September 30, 2008, we had a $175 million line of credit with the Bank Group for portfolio purchases (the “Loan Agreement”). The Loan Agreement bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The Loan Agreement is collateralized by all portfolios of consumer receivables acquired for liquidation and all other assets of the Company excluding the assets of Palisades XVI, and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of September 30, 2008, there was an $84.9 million outstanding balance under this facility and availability of $18.5 million. Our borrowing availability is based on a formula calculated on the age of the receivables. As of January 31, 2009, our debt was $58.7 million. Availability has remained at approximately the same level as the end of the fiscal year. The balance outstanding at September 30, 2007 was $141.7 million. Although we are within the borrowing limits of this facility, there are certain limitations in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30, 2007 the Company signed the Third Amendment to the Fourth Amended and Restated Loan Agreement (the “Third Credit Agreement”) with the Bank Group that amended certain terms of the Credit Agreement, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Agreement (the “Fourth

Credit Agreement”) whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Fourth Amended and Restated Loan Agreement (the “Fifth Credit Agreement”) with the Bank Group that amended certain terms of the Credit Agreement whereby the parties agreed to further amend the definition of the Borrowing Base and increase the advance rates on portfolio purchases allowing the Company more borrowing availability within the $175 million upper limit. On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Sixth Credit Agreement”) with the Bank Group that temporarily increased the total revolving loan commitment from $175 million to $185 million. If utilized, the increase of $10 million was required to be repaid by February 29, 2008. The temporary increase was not used. During the fiscal year ended September 30, 2008, the Company purchased portfolios for an aggregate purchase price of $49.9 million, including an $8.6 million investment in a portfolio domiciled in South America.

The term of the Loan Agreement ends July 11, 2009. If the loan agreement cannot be renewed at maturity, we believe we can sell any of the assets secured by this line of credit, which is all assets of the Company except those owned by Palisades XVI. On February 20, 2009, the Company and the Bank Group entered into the Seventh Amendment to Fourth Amended and Restated loan Agreement. See below for more information.

In March 2007, Palisades XVI consummated the Portfolio Purchase. The Portfolio Purchase is made up of predominantly credit card accounts and includes accounts in collection litigation, accounts as to which the sellers had been awarded judgments, and other traditional charge-offs. The Company’s line of credit with the Bank Group was fully utilized, as modified in February 2007, with the aggregate deposit of $75 million paid for the Portfolio Purchase.

The remaining $225 million was paid on March 5, 2007 by borrowing approximately $227 million (inclusive of transaction costs) under the Receivables Financing Agreement entered into by Palisades XVI with BMO as the funding source, and consists of debt with full recourse only to Palisades XVI, bore an interest rate of approximately 170 basis points over LIBOR at the inception of the agreement. The term of the original agreement was three years. All proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The Portfolio Purchase is serviced by Palisades Collection, LLC, a wholly owned subsidiary of the Company, which has also engaged several unrelated subservicers. As of September 30, 2008, there was a $128.6 million outstanding balance under this facility.

On December 27, 2007, Palisades XVI entered into the second amendment of its Receivables Financing Agreement. As the actual collections had been slower than the minimum collections scheduled under the original agreement, which contemplated sales of accounts which had not occurred, the lender and Palisades XVI agreed to a lower amortization schedule which did not contemplate the sales of accounts. The effect of this reduction was to extend the payments of the loan from approximately 25 months to approximately 31 months from the date of the second amendment. The lender charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.

On May 19, 2008, Palisades XVI entered into the third amendment of its Receivables Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, the lender and Palisades XVI agreed to an extended amortization schedule. The effect of this reduction is to extend the length of the original loan to three years, nine months, an extension of nine months. The lender also increased the interest rate to approximately 320 basis points (from 170 basis points) over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. In addition, on May 19, 2008, the Company entered into an amended and restated Servicing Agreement among Palisades XVI, Palisades Collection, L.L.C. and the BMO (the “Servicing Agreement”). The amendment calls for increased documentation, responsibilities and approvals of subservicers engaged by Palisades Collection L.L.C.

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The loan is in the aggregate principal amount of $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. Interest expense on this loan was $154,000 from the inception of the loan through September 30, 2008.

The subordinated loan was incurred by the Company to resolve certain issues described below. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the Bank Group on June 13, 2008. This facility is secured by the Bank Group Collateral, other than the assets of Palisades XVI, which was separately financed by the BMO Facility.

The Servicer that provides servicing for certain portfolios within the Bank Group Collateral, was also engaged by Palisades Collection, LLC, after the initial purchase of the Portfolio Purchase in March 2007, to provide certain management services with respect to the portfolios owned by Palisades XVI and financed by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, lag the costs and fees which are expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as is the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the current economic environment, (b) the fact that Palisades Collection believed that it would be desirable to engage the Servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigations and incur court costs at a faster rate than initially budgeted. The agreements with the Servicer call for a 3% fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company pays the Servicer a monthly fee of $275,000 for twenty-five months commencing May 2007 for its consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase. The Servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to the Servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the Servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors have to date exceeded amounts available to pay the Servicer from collections received by the Servicer on the Portfolio Purchase on a current basis. The Company considered the effects of these trends on portfolio valuation.

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

The Company determined to remedy any shortfall in the receipts due to the Bank Group by obtaining the $8.2 million subordinated loan from the Family Entity and causing the proceeds of the loan to be delivered to the Bank Group and not to pursue a dispute with the Servicer at this time. The Company believed that avoiding a dispute with the Servicer was in its best interests. Although we have not experienced an increase in collections as of September 30, 2008, the arrangement should improve collections on the Portfolio Purchase. The Company also believes that the terms of the subordinated loan from the Family Entity are more favorable than could be obtained from an unrelated third party institution.

On April 29, 2008, the Company entered into a letter agreement with the Bank Group in which the Bank Group consented to the Subordinated Loan from the Family Entity. On January 18, 2009, the Company entered into amended agreements with the Servicer pursuant to which the Servicer agreed that it will not make any further set-offs against collections. The Company believes that any future sums due to the Servicer will be available from the cash flow of the Portfolio Purchase.

On February 20, 2009, the Company entered into the Seventh Amendment to the Credit Agerement in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the BMO Facility. Pursuant to the Seventh Amendment, the loan commitment has been revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. In addition, the

Company shall pay interest to the Bank Group at the following rates: the lesser of LIBOR plus an applicable margin or the prime rate plus an applicable margin per annum or, at the election of the Company, the applicable LIBOR Rate plus the Applicable LIBOR Margin per annum, based on the aggregate Advances outstanding from time to time; provided, however, at no time shall the interest rate be less than five hundred (500) basis points per annum. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), EBITDA and fixed charges attributable to Palisades XVI shall be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage has been revised to exclude impairment expense of portfolios of consumer receivables acquired for liquidation and increase the ratio from a minimum of 1.50 to 1.0 to a minimum of 1.75 to 1.0. In addition, the Seventh Amendment provides that a qualification on the Company’s audited financial statements, as consolidated, resulting solely from the Bank Group maturity date being scheduled to occur in less than one year shall not be deemed to violate the Credit Agreement. The permitted encumbrances under the Credit Agreement were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and the Family Entity. Further, individual portfolio purchases in excess of $7.5 million will now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period will require the consent of the Bank Group. The Company and the Bank Group are in the beginning phase of discussions to renew the current Loan Agreement. If, however, a renewal cannot be ultimately agreed to, the Company, at maturity, will consider the sale of assets collateralized by this loan agreement, to satisfy its obligations after July 11, 2009.

As a result of the actual collections being lower than the minimum collection rates required under the Receivables Financing Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the Receivables Financing Agreement. In order to resolve these issues, on February 20, 2009, we executed the Fourth Amendment to the Receivables Financing Agreement with BMO. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the previous termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.

As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company offered BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s existing senior lending facility or any successor senior facility.

In addition, as further credit support under the Receivables Financing Agreement, the Family Entity offered BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity. The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, except upon the occurrence of certain termination events, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or lenders under any successor senior facility. As a result of the Company’s current capital structure and their interrelated components, it may be difficult to obtain new financing.

As of September 30, 2008, our cash decreased $902,000 to $3.6 million from $4.5 million at September 30, 2007, including an $18,000 positive effect of foreign exchange on cash. The decrease in cash during the fiscal year ended September 30, 2008, was due to a decrease in net income for the period, and a decrease in cash flows from financing activities offset by an increase in cash flows from investing activities due to the decrease in the purchases of accounts acquired for liquidation.

Net cash provided by operating activities was $55.8 million during the fiscal year ended September 30, 2008, compared to net cash provided by operating activities of $55.6 million for the fiscal year ended September 30, 2007. The decrease in net income for the year ended September 30, 2008 is primarily attributable to an increase in impairments, a non-cash expense. Net cash provided by investing activities was $44.6 million during the fiscal year ended September 30, 2008, as compared to net cash used by investing activities of $291.2 million during the fiscal year ended September 30, 2007. The increase in net cash provided by investing activities was primarily due to the decrease in the purchase of accounts acquired for liquidation during the fiscal year ended September 30, 2008, reflecting the effect of the acquisition of the Portfolio Purchase which was consummated in the second quarter of 2007. Net cash used in financing activities was $101.3 million during the fiscal year ended September 30, 2008, as compared to cash provided by financing activities of $232.3 million in the prior period. The change in net cash used by financing activities was primarily due to an increase in the pay down of the lines of credit during the fiscal year ended September 30, 2008.

Our cash requirements have been and will continue to be significant and we depend on external financing to acquire consumer receivables. Significant requirements include repayments under our line of credit, purchase of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, dividends and taxes. Acquisitions are financed primarily through cash flows from operating activities and with our credit facility, which matures on July 11, 2009. At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, due to the borrowing base required by the Bank Group, the Company was approaching the upper limit of its borrowing capacity. However, with limited purchases of portfolios through the fiscal year ended September 30, 2008, coupled with the $8.2 million of subordinated debt incurred by the Company, availability is approximately $18.5 million at September 30, 2008. Our borrowing availability is based on a formula calculated on the age of the receivables. As of January 31, 2009 our debt on this facility was $58.7 million. Availability has remained at the same level as of the end of fiscal year 2008. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, the limited availability coupled with slower collections has had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.

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

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In millions)

Balance at beginning of period	$545.6	$257.3	$172.7	$146.1	$105.6
Acquisitions of finance receivables, net of buybacks	49.9	440.9	200.2	126.0	103.7
Cash collections from debtors applied to principal(1)(2)	(81.7)	(114.4)	(90.4)	(59.6)	(37.6)
Cash collections represented by account sales applied to principal(1)	(11.0)	(29.1)	(23.0)	(39.8)	(25.3)
Impairments/Portfolio write down	(53.2)	(9.1)	(2.2)	—	(0.3)
Effect of foreign exchange	(0.6)	—	—	—	—

Balance at end of period	$449.0	$545.6	$257.3	$172.7	$146.1

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

(2)	In 2007, includes put backs of purchased accounts returned to the seller totaling $5.5 million.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2008	2007	2006
	(In millions)

Aggregate Purchase Price	$49.9	$440.9	$200.2
Aggregate Portfolio Face Amount	1,605.1	10,891.9	5,194.0

The prices we pay for our consumer receivable portfolios are dependent on many criteria including the age of the portfolio, the number of third party collection agencies and attorneys that have been involved in the collection process and the geographical distribution of the portfolio. When we pay higher prices for portfolios which are performing or fresher, we believe it is not at the sacrifice of our expected returns. Price fluctuations for portfolio purchases from quarter to quarter or year over year are primarily indicative of the overall mix of the types of portfolios we are purchasing.

Schedule of Portfolios by Income Recognition Category

	September 30, 2008		September 30, 2007		September 30, 2006
	Cost	Interest	Cost	Interest	Cost	Interest
	Recovery	Method	Recovery	Method	Recovery	Method
	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios
	(In millions)

Original Purchase Price (at period end)	$405.9	$789.5	$101.1	$1,045.4	$50.6	$655.0
Cumulative Aggregate Managed Portfolios (at period end)	12,053.4	18,980.0	3,961.5	25,464.7	2,205.0	16,332.8
Receivable Carrying Value (at period end)	245.5	203.5	32.0	513.6	1.1	256.3
Finance Income Earned (for the respective period)	1.2	114.0	2.2	136.2	3.4	97.6
Total Cash Flows (for the respective period)	24.9	183.0	21.2	260.6	3.7	210.8

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By account	Income
Year	Sales	Recognized

2008	$20,395,000	$9,361,000
2007	54,193,000	25,164,000
2006	55,035,000	32,041,000

Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on interest method portfolios on an annual vintage basis since October 1, 2001 through September 30, 2008.

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
Purchase	Purchase	Including	Remaining	Estimated	as a Percentage
Period	Price(2)	Cash Sales(3)	Collections(4)	Collections(5)	of Purchase Price

2001	$65,120,000	$105,302,000	—	105,302,000	162%
2002	36,557,000	47,826,000	—	47,826,000	131%
2003	115,626,000	203,875,000	2,692,000	206,567,000	179%
2004	103,743,000	171,857,000	3,635,000	175,492,000	169%
2005	126,023,000	185,217,000	37,717,000	222,934,000	177%
2006	200,237,000	203,438,000	103,504,000	306,942,000	153%
2007(6)	109,235,000	59,176,000	90,521,000	149,697,000	137%
2008	26,626,000	12,449,000	23,535,000	35,984,000	135%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs), plus third party commissions

(3)	Cash collections include: net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining collections.

(6)	The Portfolio Purchase was reclassified from the interest method to the cost recovery method during the third quarter of fiscal year 2008 The following table describes the impact of the reclassification on the year 2007.

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
	Purchase	Including	Remaining	Estimated	as a Percentage
	Price	Cash Sales	Collections	Collections	of Purchase Price

As reported 2007	$384,850,000	$69,409,000	$460,205,000	$529,614,000	138%
Less: Portfolio Purchase	(275,615,000)	(45,499,000)	(334,701,000)	(380,200,000)	(138)%

Interest method Portfolios without Portfolio Purchase-2007	$109,235,000	$23,910,000	$125,504,000	$149,414,000	137%
2008 Activity	—	35,266,000	(34,983,000)	283,000

As reported 2008	$109,235,000	$59,176,000	$90,521,000	$149,697,000	137%

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2008, we recognized finance income of $1.2 million under the cost recovery method because we collected $1.2 million in excess of our purchase price on certain of these portfolios. In addition, we earned $114.1 million of finance income under the interest method based on actuarial computations which, in turn, are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2008, we purchased portfolios with an aggregate purchase price of $49.9 million with a face value (gross contracted amount) of $1.6 billion.

New Accounting Pronouncements

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”). This staff accounting bulletin (“SAB”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment . In particular, the Staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior might not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This SAB does not have a material impact on the Company.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). The objective of SFAS No. 159 is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value. Statement 159 will allow companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items or on entering into an eligible firm commitment. The Company can only elect the fair value option after initial recognition in limited circumstances.

SFAS No. 159 requires similar assets and liabilities for which the Company has elected the fair value option to be displayed on the face of the balance sheet either (a) together with financial instruments measured using other measurement attributes with parenthetical disclosure of the amount measured at fair value or (b) in separate line items. In addition, SFAS No. 159 requires additional disclosures to allow financial statement users to compare similar assets and liabilities measured differently either within the financial statements of the Company or between financial statements of different companies.

SFAS No. 159 is required to be adopted by the Company on October 1, 2008. Early adoption is permitted; however, the Company did not adopt SFAS No. 159 prior to the required adoption date of October 1, 2008. The Company is required to adopt SFAS No. 159 concurrent with SFAS No. 157, “Fair Value Measurements.” The remeasurement to fair-value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS No. 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.

The Company opted to not apply the fair value option to any of its financial assets or liabilities. If the Company elects to recognize items at fair value as a result of Statement 159, this could result in increased earnings volatility.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007, or October 1, 2008 as to the Company. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2008, 2007 and 2006.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2008, our $175 million credit facility, all of which is variable rate debt, had an outstanding balance of $84.9 million and our Receivables Financing Agreement, all of which is variable rate debt, had an outstanding balance of $128.6 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by approximately $700,000 based on the average debt obligation outstanding during the fiscal year. We do not currently invest in derivative financial or commodity instruments.

Item 8.	Financial Statements And Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firms thereon required by this item appears in this report on the pages indicated in the following index:

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the fiscal year ended September 30, 2008, the Company changed Independent Registered Public Accounting Firms. Eisner LLP was replaced by Grant Thornton LLP.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) as of the end of the period ended September 30, 2008. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment the Company believes that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. The Company’s internal control over financial reporting includes those policies and procedures that:

(iii) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of September 30, 2008 and their report dated February 20, 2009 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Asta Funding, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Asta Funding, Inc. and subsidiaries as of September 30, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended September 30, 2008, and our report dated February 20, 2009, expressed an unqualified opinion.

/s/  Grant Thornton LLP

New York, New York
February 20, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information with respect to our directors and executive officers, as of September 30, 2008:

Name	Age	Position

Arthur Stern	88	Director, Chairman of the Board and Executive Vice President
Gary Stern	56	Director, President and Chief Executive Officer
Herman Badillo(1)(3)	79	Director
Edward Celano(1)	70	Director
David Slackman(2)(4)	61	Director
Harvey Leibowitz(1)(2)	74	Director
Alan Rivera(2)(3)(5)	46	Director
Louis A. Piccolo(3)	56	Director
Cameron E. Williams	61	Chief Operating Officer
Mary Curtin	47	Senior Vice President
Mitchell Cohen(6)	53	Chief Financial Officer
Robert J. Michel(7)	51	Controller

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Governance Committee

(4)	Lead Independent Director

(5)	Resigned from the Board of Directors on December 17, 2008

(6)	Resigned as Chief Financial Officer effective after the filing of Report on Form 10-K for 2008

(7)	Assumes the role of Chief Financial Officer effective after the filing of Report on Form 10-K for 2008

Board of Directors

Arthur Stern has been a director and has served as Chairman Emeritus since January 2009. Mr. Stern served as Chairman of the Board of Directors and Executive Vice President of the Company since the Company’s inception in July 1994 through January 2009. Since 1963, Mr. Arthur Stern has been President of Asta Group, Incorporated, a consumer finance company (“Group”). In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections.

Gary Stern has been a director and the President and Chief Executive Officer of the Company since the Company’s inception in July 1994. Mr. Gary Stern has been Vice President, Secretary, Treasurer and a director of the Group since 1980 and held other positions with Group prior thereto. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections.

Herman Badillo has been a director of the Company since September 1995. He has been Of Counsel at Sullivan Papain Block McGrath & Cannavo P.C. since 2005. Prior to joining his current firm Mr. Badillo was a founding member of Fischbein, Badillo, Wagner & Harding, a law firm located in New York City, for more than six years. He has formerly served as Special Counsel to the Mayor of New York City for Fiscal Oversight of Education and as a member of the Mayor’s Advisory Committee on the Judiciary. Mr. Badillo served as a United States Congressman from 1971 to 1978 and Deputy Mayor of New York City from 1978 to 1979.

Edward Celano has been a director of the Company since September 1995. Mr. Celano has served as a consultant to Walters and Samuels, Incorporated since 2003. He was formally a consultant with M.R. Weiser & Co., from 2001 to 2003 and an Executive Vice President of Atlantic Bank from May 1996 to February 2001. Prior to May 1996, Mr. Celano was a Senior Vice President of NatWest Bank, now Bank of America, after having held different positions at the bank for over 20 years.

David Slackman has been a director of the Company since May 2002. Mr. Slackman has served as Managing Director at HT Capital Advisors LLC from August 2008 to present. Mr. Slackman served as President, Manhattan Market — New York of Commerce Bank from March 2001 through June 2008. Prior to March 2001, Mr. Slackman was an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank from 1986 to 1994.

Harvey Leibowitz has been a director of the Company since March 2000. Mr. Leibowitz has served as a Senior Vice President of Sterling National Bank since June 1994. Prior to June 1994, Mr. Leibowitz was employed as a Senior Vice President and Vice President of several banks and financial institutions since 1963.

Alan Rivera had been a director of the Company since February 2004. Mr. Rivera has served as Chief Financial Officer and General Counsel of Millbrook Capital Management Inc. since September 1996. Prior to September 1996, Mr. Rivera was an Executive Vice President of Finance and Administration and General Counsel of the New York City Economic Development Corporation from 1994 to 1996. Mr. Rivera resigned from the Board of Directors effective December 17, 2008.

Louis A. Piccolo has been a director of the Company since June 2004. Mr. Piccolo has served as President of A.L. Piccolo & Co., Inc since 1988. A.L. Piccolo & Co. is a business consulting firm specializing in management and financial consulting. Prior to 1988, Mr. Piccolo was an Executive Vice President and Chief Financial Officer of Alfred Dunhill of London, Inc from 1983 to 1988, and held the same positions at Debenham’s PLC, from 1981 to 1983. From 1977 to 1981, Mr. Piccolo was a senior accountant at KPMG Peat Marwick.

Arthur Stern is the father of Gary Stern. There are no other family relationships among directors or officers of the Company.

Corporate Officers

Cameron Williams has been Chief Operating Officer of the Company since January 2008. Mr. Williams was Vice President — Strategic Initiatives from August 2007 through January 2008. Prior to joining the Company Mr. Williams was President and Chief Executive Officer of Popular Financial Holdings from 1998 through 2007.

Mary Curtin has been Senior Vice President of the Company since January 2008. Ms. Curtin was Vice President — Operations from March 2001 through January 2008.

Mitchell Cohen has been Chief Financial Officer of the Company since October 2004. Prior to joining the Company Mr. Cohen was a financial consultant to various private and public companies. Mr. Cohen has resigned from the Company. Mr. Cohen’s resignation takes affect after the filing of this Form 10-K. Mr. Cohen will continue to consult with the Company to insure a smooth transition, and will receive a consulting fee of $5,000 per month for six months. The Board has also agreed to accelerate the vesting of 5,000 shares of restricted stock of the Company which otherwise would have vested on March 19, 2009.

Robert J. Michel has been Controller of the Company since January 2008. Prior to taking the Controller position Mr. Michel was the Director of Financial Reporting and Compliance at the Company since December 2004. Prior to joining the Company, Mr. Michel was a partner at Laurence Rothblatt & Company LLP, a CPA firm located in Great Neck, New York. Mr. Michel will assume the role of Chief Financial officer upon the departure of Mr. Cohen.

Committees of the Board of Directors

Compensation Committee.  The Compensation Committee is comprised of David Slackman (Chairman), Harvey Leibowitz and Alan Rivera. The Compensation Committee is empowered by the Board of Directors to review the executive compensation of the Company’s officers and directors and to recommend any changes in compensation to the full Board of Directors. Effective December 17, 2008, Mr. Rivera resigned from the Board of Directors of the Company. A replacement for Mr. Rivera will be determined as soon as possible.

Audit Committee.  The Audit Committee is comprised of Harvey Leibowitz (Chairman), David Slackman and Edward Celano. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor the Company’s financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of the Company’s independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the Company’s management regarding financial reporting issues; and provide an open avenue of communication among the independent accountants, financial and senior management, and the Board of Directors.

Audit Committee Financial Expert.  The Board of Directors has determined that Harvey Leibowitz is an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (“SEC”). As noted above, Mr. Leibowitz — as well as the other members of the Audit Committee — has been determined to be “independent” within the meaning of SEC and NASDAQ regulations.

Governance Committee.  The Nominating and Corporate Governance Committee (the “Governance Committee”) is comprised of Herman Badillo (Chairman), Louis Piccolo, and Alan Rivera. The Governance Committee is empowered by the Board of Directors to, among other things, recommend to the Board of Directors qualified individuals to serve on the Company’s Board of Directors and to identify the manner in which the Nominating Committee evaluates nominees recommended for the Board. Effective December 17, 2008, Mr. Rivera resigned form the Board of Directors. A replacement for Mr. Rivera will be determined as soon as possible.

Code of Ethics

We have adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer, controller, and treasurer. A copy of the Code of Ethics for Senior Financial Officers is attached hereto as Exhibit 14.1 to this Form 10-K.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on our executive’s compensation for the fiscal year ended September 30, 2008, but some historical and forward-looking information is also provided to put the fiscal 2008 information in context. The information we present relates to Gary Stern, our President and Chief Executive Officer, Mitchell Cohen, our Chief Financial Officer, Arthur Stern, our Chairman of the Board and Executive Vice President, Cameron Williams, our Chief Operating Officer and Mary Curtin, our Senior Vice President, collectively referred to “Named Executive Officers.”

Compensation Philosophy and Objectives

We seek to have compensation programs for our Named Executive Officers that achieve a variety of goals, including to:

☐ attract and retain talented and experienced executives in the competitive debt buying industry;

☐	motivate and fairly reward executives whose knowledge, skills and performance are critical to our success; and

☐ provide fair and competitive compensation.

In determining executive compensation for 2008, the Compensation Committee continued its process, initiated the prior year, to focus more on a pay-for-performance objective, to attempt to better link pay and performance, and to assure that its compensation practices are competitive with those in the industry, both for executive officers and for directors. To that end, the Compensation Committee again engaged a professional compensation consultant, Compensation Resources, Inc. (“CRI”), to provide benchmarking data, make suggestions, and assist it in the compensation process. CRI had assisted the Compensation Committee in determining appropriate bonuses and equity grants made in January 2008. CRI this year assisted the Committee in developing a more detailed performance plan for the Named Executive Officers for fiscal 2008, including the development of appropriate performance metrics for variable compensation determinations. Again this year, the chief executive officer assisted the Compensation Committee in determining compensation for the other Named Executive Officers.

Prior to this effort, the Compensation Committee determined bonuses and equity grants on a discretionary basis. In exercising discretion for fiscal 2007 performance, however, the Compensation Committee noted the results of the CRI study of comparable peer companies and sought to begin to make sure that its officers and directors had competitive compensation consistent with the Company’s financial performance in fiscal 2007.

In fiscal 2008, the Compensation Committee continued the process of making sure that compensation rewarded good performance, that a greater percentage of overall compensation be tied to performance, and that there be a reasonable mix of cash and equity compensation. The Company also sought compensation levels that would put its executives within the range of compensation for its five peer group companies in its industry (Asset Acceptance Capital Corp., Encore Capital Group, Inc., NewStar Financial, Inc., Portfolio Recovery Associates, Inc., and Primus Guaranty, Ltd.), and for comparable companies available to our consultant from general compensation surveys. We selected our peer group companies with the concurrence of CRI. Our Compensation Committee realizes that benchmarking compensation may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful.

As part of the process for fiscal 2008, the Compensation Committee first had a series of meetings and discussions with CRI to determine the appropriate performance measures on which to base its plan for variable compensation. The Compensation Committee desired a program that had internal and external components and that was also flexible, so that targets could be adjusted and weighted differently over time as the needs of the business changed. There was also a desire to take into account windfalls or unfair detriments that objective factors might produce at times, and to retain some measure of discretion for a portion of bonuses to be awarded each year. The Compensation Committee determined with the help of CRI to utilize the following performance measures for determining variable compensation: (a) performance of the Company’s stock vs. NASDAQ, (b) performance vs. the identified peer companies, (c) net income, (d) return on equity and (e) net collections as a percent of total investment. Different weights were assigned to each component, as well as a 10% discretionary reserve. The Compensation Committee also believed there should be a “circuit breaker,” i.e., a minimum level of performance that must be achieved in order to qualify for payment of any variable compensation award. The Compensation Committee reviewed its tentative conclusions with respect to the plan with the full Board to get the input of the entire Board about the process and the results of the Compensation Committee’s deliberations, and the Board approved the plan subject to development of threshold, target and maximum bonus level performance goals.

During the first quarter of calendar 2008 when the plan was being developed with CRI, there had already been a significant decline in the market price of the Company’s common stock. As a result of that decline, the Compensation Committee believed that the circuit breaker feature of any plan would be such that there would be no bonus and equity grants made for fiscal 2008. Accordingly, there was no need to develop specific performance parameters for 2008. Performance measures for fiscal year 2009 have not been finalized.

Elements of Executive Officer Compensation

Overview.  Total compensation paid to our executive officers is divided among three principal components. Salary is generally fixed and does not vary based on our financial and other performance. Some components, such as bonuses, stock options and restricted stock award grants, are variable and dependent upon our performance. Historically, judgments about these elements have been made subjectively. The value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price. At the recommendation of CRI, we have begun to move away from stock options towards restricted stock as the preferred form of equity compensation, as we believe it will result in less dilution and more straightforward accounting treatment.

We view the three components of our executive officer compensation as related but distinct. Our Compensation Committee, with the assistance of our compensation consultant, reviews total compensation to see if it falls in line with peer company and overall market data, and has made a comparison of the relationship of variable compensation, as well as base, to total compensation. Last year, the Compensation Committee determined that our compensation program was generally competitive on base salary, but had been below industry norms in variable compensation (bonuses), and, therefore, total compensation. The Compensation Committee attempted to align executive compensation more directly with company performance by increasing the potential for executives to earn variable compensation, while placing less emphasis on growth in base salaries.

Base Salary.  We pay our executives a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. Base salaries are established, in part, based on the individual position, responsibility, experience, skills, historic salary levels and the executive’s performance during the prior year. We are also seeking over a period of years to align base compensation levels comparable to our competitors and other companies similarly situated. We do not view base salaries as primarily serving our objective of paying for performance.

For fiscal 2008, we held the salary level of Gary Stern and Arthur Stern constant, as we believed their overall compensation should have a greater reliance on performance. Mitchell Cohen was given a small raise in part for the same reason. Raises for Mary Curtin and Cameron Williams were more substantial to reflect their respective promotions and increased responsibilities as executive officers of the Company. We believe that our salary levels are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required.

For fiscal 2009, we held the salary levels of the Named Executive Officers constant as the performance of the Company did not reach goals set for the year. Mr. Williams is contractually entitled to a salary increase of at least $50,000 June 1, 2009. We believe that our salary levels are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required.

Cash Incentive Bonuses.  Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives are eligible to receive annual cash incentive bonuses primarily based upon their performance during the year. As indicated above, based on the circuit breaker aspect of our 2008 plan, no cash bonuses were awarded for fiscal 2008. In the past, bonus levels have been subjective, impacted in part by comparisons to overall cash compensation paid by our competitors as well as a broader range of comparable companies.

Under the terms of each of our executive employment agreements, when we adopt more objective performance bonus standards, subsequent restatement to the financial statements due to malfeasance or negligence of the executive will subject the executive to return of excess bonuses awarded if the executive would have received a reduced bonus amount based on the restated financial statements.

Equity Compensation.  We believe that restricted stock awards are an important long-term incentive for our executive officers and employees and align officer interest with that of our stockholders. We recognize that Gary Stern and Arthur Stern already have a very significant equity stake in the Company, so that for them equity grants do not serve to further align their interests with that of our stockholders but do assure that their overall compensation is fair from the point of view of comparable overall compensation with our competitors. We review our equity compensation plan annually. For fiscal 2008 performance, no awards were made.

We do not have any plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. In recent years, we have developed the practice of approving bonuses and equity grants at about the time our audit of the prior fiscal year is completed to reward executives for work in the completed year. The authority to make equity grants to our executive officers rests with our Compensation Committee; however, our practice has been to make those grants subject to ratification and approval by the full Board of Directors. The Committee does consider the input of our chief executive officer in setting the compensation of our other executive officers, including in the determination of appropriate levels of equity grants.

Severance and Change-in-Control Benefits.  Historically, we have provided our executive officers with employment contracts. In January 2007, we entered into three-year contracts with Gary Stern and Mitchell Cohen, and a one-year contract with Arthur Stern. In January 2008, we entered into a new one-year contract with Arthur Stern, which has now expired, and a two-year employment agreement with Cameron Williams. All contacts are similarly structured. These contracts set minimum base salary levels, but leave discretion as to bonuses and equity grants, with the agreement for Mr. Williams setting an expected level of the maximum cash bonus and stock grant. The contracts also provide for certain severance benefits in the event of termination, as well as a provision providing for a higher payment in the event of termination or retirement following a change-in-control as defined in the employment agreements. Those severance and other benefits are described under “Employment Agreements” below, and certain estimates of these severance and change of control benefits are provided in a chart below. When the existing employment agreements were negotiated, we did not review wealth and retirement accumulation as a result of employment with us in fixing severance benefits or any other compensation issues, and we only focused on fair compensation for the year in question. We provided this benefit to retain our executives and believed these provisions were consistent with the provisions of similar benefits by competitive companies.

Share Retention

We do not have a share retention policy or guideline for executive officers and directors encouraging or requiring them to retain a certain amount of equity in the Company. However, the most recent grant of restricted stock to directors in 2008 provided that, of the 5,000 restricted shares granted to each director, 1,000 shares would not vest until death, disability, retirement from the board or reaching the age of 80.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

THE COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Proxy Statement.

Submitted by the Compensation Committee:
David Slackman, Chairman
Harvey Leibowitz

SUMMARY OF COMPENSATION

The following table contains information about compensation received by the named executive officers for the fiscal year ended September 30, 2008.

	Summary Compensation Table
						All Other
	Fiscal	Salary	Bonus		Stock Awards	Compensation	Total
Name and Principal Position	Year	($)	($)(1)		($)(3)	($)(8)	($)

Arthur Stern	2008	360,385	0		167,055	466	527,906
Executive Vice President	2007	370,962	0	(2)	220,340	455	591,757
Chairman of the Board(4)
Gary Stern	2008	577,500	0		236,406	33,695	847,601
President & CEO	2007	570,096	0	(2)	220,340	21,124	811,560
Mitchell Cohen	2008	277,308	0		143,956	28,662	449,926
Chief Financial Officer(5)	2007	260,577	75,000		220,340	19,570	575,487
Cameron Williams	2008	286,538	0		0	17,145	303,683
Chief Operating Officer(6)	2007	16,346	0		0	1,200	17,546
Mary Curtin	2008	225,577	0		61,854	8,782	296,213
Senior Vice President(7)	2007	190,577	70,000		73,456	8,400	342,433

(1)	No bonuses were awarded to Named Executive Officers for fiscal year 2008. Bonuses reflected in the table above were awarded in January 2008 for fiscal year ended September 30, 2007. Also included above is a $50,000 bonus paid to Mr. Cohen during fiscal year 2007 for his work in connection with the $300 million portfolio purchase in March 2007. Bonuses paid in fiscal year 2007 for services provided in fiscal year 2006, as reported in our 2007 proxy statement, were as follows:

Arthur Stern	$50,000
Gary Stern	$100,000
Mitchell Cohen	$50,000

(2)	Bonuses awarded to Gary Stern and Arthur Stern of $250,000 and $50,000, respectively, were not paid at the election of the two Named Executive Officers.

(3)	The amounts shown in the Stock Awards column represent the approximate amount we recognized for financial statement reporting purposes in fiscal year 2008 for the fair value of equity awards granted to the named executive officers in fiscal year 2008 and prior years, in accordance with SFAS No. 123(R), excluding the impact of estimated forfeitures related to service-based vesting conditions, as required by SEC rules. As a result, these amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note A [10] and Note K of our financial statements in our Form 10-K for the year ended September 30, 2008.

(4)	Arthur Stern as of January 2009 has stepped down as an employee of the Company, although he will continue to serve on the Board, with the title Chairman Emeritus and to consult for a combined annual directors and consulting fee of $300,000. Mr. Stern founded the Company and has served as Executive Vice President and Chairman of Board of the Company since 1995.

(5)	Mitchell Cohen has resigned from the Company. Mr. Cohen’s resignation takes affect after the filing of this Form 10-K. Mr. Cohen will continue to consult with the Company to insure a smooth transition, and will receive a consulting fee of $5,000 per month for six months. The Board has also agreed to accelerate the vesting of 5,000 shares of restricted stock of the Company which otherwise would have vested on March 19, 2009.

(6)	Mr. Williams was appointed to the Chief Operating Officer position on January 8, 2008. Salary for fiscal year 2007 represents the period August 27, 2007 (commencement of employment with the Company) through September 30, 2007. Salary earned for period was in the capacity of Vice President — Strategic Initiatives.

(7)	Ms. Curtin was appointed to the Senior Vice President position on January 8, 2008. Salary, Bonus and Stock Awards were in a non-executive capacity for 2007.

(8)	These amounts consist of:

•	matching Company contributions under our 401(k) plan, and

•	life premiums as follows:

		401(k)	Life		Health
		Company	Insurance	Automobile	Insurance
		Match	Premium	Allowance	Premiums	Total
Name	Year	($)	($)	($)	($)	($)

Arthur Stern	2008				466	466
	2007				455	455
Gary Stern	2008	5,661	24,982		3,052	33,695
	2007	10,000	8,224		2,900	21,124
Mitchell Cohen	2008	6,933	19,000		2,729	28,662
	2007	7,500	9,475		2,595	19,570
Cameron Williams	2008	5,250	—	9,600	2,296	17,146
	2007	—	—	1,200	0	1,200
Mary Curtin	2008	7,750	—	—	1,032	8,782
	2007	7,500	—	—	900	8,400

GRANTS OF STOCK OPTION AND STOCK AWARDS

The following table provides certain information with respect to restricted stock awards granted to our Named Executive Officers during fiscal year 2008. None of the Named Executive Officers received stock options during fiscal year 2008.

		All Other
		Stock Awards:
		Number of
		Shares of
		Stocks or	Grant Date Fair
		Units	Value of Stock and
Name	Grant Date	(#)(1)	Option Awards ($)

Arthur Stern	1/17/08	5,000	$98,650
Gary Stern	1/17/08	20,000	$394,600
Mitchell Cohen	—	—	—
Cameron Williams	—	—	—
Mary Curtin	1/17/08	3,000	$59,190

(1)	These restricted stock awards vest in three equal annual installments beginning 10/1/08.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the Named Executive Officers on September 30, 2008.

	Option Awards			Stock Awards
	Number of
	Securities
	Underlying				Market Value of
	Unexercised	Option		Number of Shares or	Shares or Units of
	Options	Exercise	Option	Units of Stock That	Stock That Have Not
	(#)	Price	Expiration	Have Not Vested	Vested
Name	Exercisable	($)	Date	(#)	($)(1)

Arthur Stern				5,000	35,050
	6,000	5.96	11/14/11	3,334	23,371
	30,000	4.725	11/1/12
	70,000	14.87	11/3/13
	80,000	18.22	10/28/14
Gary Stern				5,000	35,050
	300,000	2.625	9/18/10	13,334	93,471
	6,000	5.96	11/14/11
	60,000	4.725	11/1/12
	70,000	14.87	11/3/13
	150,000	18.22	10/28/14
Mitchell Cohen	20,000	16.57	9/9/14	5,000	35,050
Cameron Williams	—	—	—	—	—
Mary Curtin				1,668	11,693
	3,334	18.76	11/16/14	2,000	14,020

(1)	Based on $7.01 per share, the closing price of the common stock as reported by NASDAQ on September 30, 2008.

OPTION EXERCISES AND VESTING OF RESTRICTED STOCK AWARDS

The following table provides information on option exercises and vesting of stock awards of Named Executive Officers during the fiscal year ended September 30, 2008

OPTION EXERCISES AND STOCK VESTED

			Stock Awards
	Option Awards		Number of
	Number of	Value	Shares	Value
	Shares	Realized	Acquired	Realized
	Acquired	on	on	on
	on Exercise	Exercise	Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2)

Arthur Stern	100,000	1,237,500	6,666	79,479
Gary Stern	200,000	4,407,500	11,666	114,679
Mitchell Cohen	0	0	5,000	67,750
Cameron Williams	0	0	0	0
Mary Curtin	0	0	2,667	29,623

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise price of the option.

(2)	Represents the number of shares vested multiplied by the market value of the shares on the vesting date.

Employment Agreements

In January 2007, the Company entered into employment agreements (each an “Employment Agreement”) with each of Gary Stern, the Company’s President and Chief Executive Officer, Arthur Stern, the Company’s Executive Vice President and Mitchell Cohen, the Company’s Chief Financial Officer (each, an “Executive”). Each of Gary Stern’s and Mitchell Cohen’s Employment Agreements expire on December 31, 2009, provided, however, that the parties are required to provide ninety days’ prior written notice if they do not intend to seek an extension or renewal of the Employment Agreement. Arthur Stern’s agreement had a one year term. If each Employment Agreement is not renewed by the expiration dates each executive will continue in their respective roles as officers of the Company at the discretion of the Board of Directors. In January 2008, the Company entered into a similar employment agreement with Cameron Williams, and a one -year agreement with Arthur Stern. Mr. Cohen has resigned from the Company. Mr. Cohen’s resignation takes affect after the filing of this Form 10-K. Mr. Cohen will continue to consult with the Company to insure a smooth transition, and will receive a consulting fee of $5,000 per month for six months. The Board has also agreed to accelerate the vesting of 5,000 shares of restricted stock of the Company which otherwise would have vested on March 19, 2009.

As of January 2009 Arthur Stern has stepped down as an employee of the Company, although he will continue to serve on the Board, with the title Chairman Emeritus and to consult for a combined annual directors and consulting fee of $300,000. Mr. Stern founded the Company and has served as Executive Vice President and Chairman of Board of the Company since 1995.

The following is a summary of the employment agreements in place between the Company and its Named Executive Officers. The actual agreements are on file with the Securities and Exchange Commission.

The employment agreements each provide for a base salary, which may be increased by the Board in its sole discretion. The base contractual salary for each Executive Officer under their employment agreements is as follows:

Gary Stern	$577,500
Arthur Stern	$355,000
Cameron Williams	$300,000
Mitchell Cohen	$280,000

The executive is eligible to receive bonuses and equity awards in amounts to be determined by the Compensation Committee of the Board of Directors. Each executive may also participate in all of the Company’s employee benefit plans and programs generally available to other employees. Mr. Williams’ contract provides that he will be entitled to a cash bonus of up to $175,000 and a restricted stock grant of up to $175,000 if all performance goals for 2008 are satisfied at the highest level set by the Board. Such goals were not satisfied therefore the bonus and the stock grant were not awarded.

If the executive’s employment is terminated “Without Cause” (as such term is defined in the Employment Agreement), subject to the execution of a general release agreement by the executive in favor of the Company, the Company must continue to pay the executive his base salary for 12 months following the effective date of termination and maintain insurance benefits for that period. (Insurance benefits for Mr. Williams must be maintained for 18 months.) Except as provided above, the executive will not be eligible to participate in the Company’s benefit plans and programs as of the last day of his employment by the Company; provided, however that he will not be precluded from exercising his rights, if any, under COBRA or with respect to grants made under the Company’s 1995 Stock Option Plan, the 2002 Plan, or the Equity Compensation Plan, pursuant to the terms of such plans and the applicable grant agreements thereunder. The Company must provide the executive either ninety days’ prior written notice of such termination or an amount equal to ninety days’ of his base salary in lieu of such notice of termination. Each party is required to provide ninety days’ prior written notice if it does not intend to seek an extension or renewal of the Employment Agreement. The term “Cause” under the contract includes: (i) the employee’s failure or refusal to perform his duties and responsibilities under the contract or the Company’s policies and procedures (subject to certain cure rights); (ii) the employee’s conviction of a felony or of any crime involving moral turpitude; (iii) the commission by the employee of a fraudulent, illegal or dishonest act in connection with the performance of his duties; or (iv) the commission by the employee of any willful misconduct or gross negligence which reasonably could be expected to have the effect of injuring the Company.

If the executive’s employment with the Company is terminated for any reason within 180 days following a “change of control” of the Company (as such term is defined in the 2002 Plan), the Company is required to pay:

•	a lump sum amount in cash equal to two (2) times the sum of the executive’s base salary in effect on the date of termination and the highest annual bonus earned by the executive during his employment with the Company, and

•	the executive will continue to receive the benefits and perquisites as provided in the employment agreement for two years from the date of termination.

The executive is also subject to standard non-compete and confidentiality provisions contained in the employment agreement.

The following table describes the potential payments and benefits upon employment termination for each of out Named Executive Officers pursuant to applicable law an the terms of their employment agreements with us, as if their employment had terminated on September 30, 2008 (the last day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below: No severance is paid on a termination with Cause, if the executive terminates employment, if employment terminates at the end of the employment period, or if termination is because of death. Upon disability the individual will be paid his base salary for the remainder of the agreement from the date of disability.

	Termination	Change-in
	without Cause	control Trigger
Name(1)	(2)	Event(3)

Arthur Stern(4)	$355,000	$810,000
Gary Stern	$577,500	$1,355,000
Mitchell Cohen(5)	$280,000	$710,000
Cameron Williams	$450,000	$600,000

(1)	Ms. Curtin does not have an employment agreement.

(2)	Executive is paid for a period of twelve months following termination date. Chart does not include the value of 12 months continued health, medical and other benefits nor the effects of the requirement to give 90 days notice of termination or pay for such 90 day period.

(3)	Executive is paid a lump sum amount in cash equal to two (2) times the sum of the executive’s base salary in effect on the date of termination and the highest annual bonus earned by the executive during his employment with the Company. Chart does not include the value of 24 months continued health, medical and other benefits.

(4)	Arthur Stern’s contract expired 12/31/08. Additionally, Mr. Stern as of January 2009 has stepped down as an employee of the Company, although he will continue to serve on the Board, with the title Chairman Emeritus and to consult for a combined annual directors and consulting fee of $300,000.

(5)	Mitchell Cohen, will be leaving the Company to relocate and take another position. A date has not yet been set for his departure as Mr. Cohen intends to stay with the Company until the latest banking arrangements are finalized and the Company has filed its Form 10-K for fiscal 2008. Mr. Cohen will continue to consult with the Company to insure a smooth transition, and will receive a consulting fee of $5,000 per month for six months. The Board has also agreed to accelerate the vesting of 5,000 shares of restricted stock of the Company which otherwise would have vested on March 19, 2009.

DIRECTOR COMPENSATION

Mr. Arthur Stern and Mr. Gary Stern received no compensation for serving as directors, except that they, like all directors, are eligible to be reimbursed for any expenses incurred in attending Board and committee meetings. For fiscal year 2008, the total annual fees that a director, other than Mr. Arthur Stern and Mr. Gary Stern, could have received for serving on our Board of Directors and committees of the Board of Directors were set as follow:

•	An annual fee of $35,000 per year for each Independent Director,

•	An annual fee for the Lead Independent Director of $25,000 per year,

•	An annual fee of $20,000 for Chairman of Audit Committee,

•	An annual fee of $10,000 for Audit Committee Member,

•	An annual fee of $15,000 for Chairman of the Compensation Committee,

•	An annual fee of $7,500 for Compensation Committee Member,

•	An annual fee of $15,000 for Chairman of the Governance Committee, and

•	An annual fee of $7,500 for Governance Committee Member.

The following table summarizes compensation paid to outside directors in fiscal 2008:

DIRECTOR COMPENSATION

	Fees
	Earned or
	Paid in	Stock	Option
	Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(1)	($)

Herman Badillo	40,000	51,883	15,346	107,229	(2)
Edward Celano	48,750	51,883	15,346	115,979	(3)
Harvey Leibowitz	56,250	51,883	15,346	123,479	(4)
David Slackman	57,500	51,883	15,346	124,729	(5)
Alan Rivera	45,000	51,883	15,346	112,229	(6)
Louis Piccolo	39,375	51,502	15,346	106,604	(7)

(1)	The amounts shown in the Stock Awards and Option Awards columns represents the approximate amount we recognized for financial statement reporting purposes in fiscal year 2008 for the fair value of equity awards granted to the outside directors in fiscal year 2008 and prior years, in accordance with SFAS No. 123(R), excluding the impact of estimated forfeitures related to service-based vesting conditions, as required by SEC rules. As a result, these amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of equity awards under SFAS No. 123(R), see Note A [10] and Note K of our financial statements in our Form 10-K for the year ended September 30, 2008.

(2)	Includes $3,750 paid in cash for Chairmanship of the Governance Committee and $2,500 for being a member of the Audit Committee. Both positions have been held since June 3, 2008.

(3)	Includes $7,500 paid in cash for Chairmanship of the Nominating Committee (predecessor committee to Governance Committee) Mr. Celano was chairman until June 3, 2008. Also includes $7,500 for being a member of the Audit Committee.

(4)	Includes $16,875 paid in cash for Chairmanship of the Audit Committee and $5,625 for being a member of the Compensation Committee.

(5)	Includes $12,500 paid in cash for Chairmanship of the Compensation Committee, $5,000 in cash for being a member of the Audit Committee (member through June 3, 2008) and $6,250 for being Lead Independent Director, a position Mr. Slackman has held since June 3, 2008.

(6)	Includes $11,250 paid in cash for being a member of the Compensation Committee and the Governance Committee. Mr. Rivera resigned his position on the Board of Directors effective December 17, 2008.

(7)	Includes $5,625 paid in cash for being a member of the Governance Committee.

STOCK OPTION AND STOCK AWARD PLANS

Equity Compensation Plan

On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. The Company has 1,000,000 shares of Common Stock authorized under the Equity Compensation Plan, with 874,000 available for awards as of December 31, 2008. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Compensation Plan, which is included as an exhibit to the Company’s reports filed with the SEC.

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

The Board believes that the Equity Compensation Plan will advance the Company’s interests by enhancing our ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions to our success; (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account our long-term interests through ownership of our shares.

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 shares were available as of September 30, 2008. Future grants under the 2002 Plan have not yet been determined.

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

The following table sets forth information as of December 31, 2008 with respect to beneficial ownership of the Company’s Common Stock by (i) each director and executive officer acting in the capacity as such on September 30, 2008, (ii) each person known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, and (iii) all directors and executive officers as a group. Unless otherwise indicated, the address of each such person is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Amount and
	Nature
	of Beneficial
Name and Address of Beneficial Owner	Ownership		Percentage(1)

Arthur Stern	647,683	(2)	4.5%
Gary Stern	1,535,987	(3)	10.3%
Mitchell Cohen	35,000	(4)	*
Cameron Williams	0		n/a
Mary Curtin	9,667	(5)	*
Herman Badillo	45,000	(6)	*
120 Broadway New York, NY 10271
Edward Celano	20,334	(7)	*
2115 Scotch Gamble Road Scotch Plains, NJ
Harvey Leibowitz	80,000	(8)	*
159 West 53rd Street, Apt 229 New York, NY 10019
David Slackman	54,834	(9)	*
28 Markwood Lane East Northport, NY 11731
Alan Rivera	49,666	(10)	*
1370 6th Avenue — 25th Floor New York, NY 10019
Louis A. Piccolo	34,769	(11)	*
350 West 50rd Street New York, NY 10019
Asta Group, Incorporated	842,000	(12)	5.9%
Barbara Marburger	440,451	(13)	3.1%
9 Locust Hollow Road Monsey, NY 10952
Judith R. Feder	1,573,000	(14)	11.0%
928 East 10th Street Brooklyn, NY 11230
Stern Family Investors LLC 928 East 10th Street Brooklyn, NY 11230	692,000	(15)	4.8%
GMS Family Investors LLC 928 East 10th Street Brooklyn, NY 11230	862,000	(16)	6.0%
Private Capital Management 8889 Pelican Bay Blvd. Suite 500 Naples, FL 34108	1,316,238	(17)	9.2%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	840,647	(18)	5.9%
Peters MacGregor Capital Management Pty Ltd P.O. Box 107 Spring Hill Old 4004 Australia	1,793,630	(19)	12.6%
First Wilshire Securities Management Inc. 1224 East Green Street Suite 200 Pasadena, CA 91106	808,520	(20)	5.7%
All executive officers and directors as a group (10 persons)	2,512,939	(21)	16.4%

*	Less than 1%

(1)	Any shares of common stock that any person named above has the right to acquire within 60 days of December 31, 2008, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.

(2)	Includes 186,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008, and 214,599 shares of common stock owned by Asta Group, Incorporated which shares are attributable to Arthur Stern based on his percentage ownership of Asta Group. Includes 8,334 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Stern has the right to vote. Excludes 349,460 shares owned by Stern Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC and 948 shares owned by GMS Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC. Arthur Stern does not have voting or investment power with respect to any of the shares held by either LLC and disclaims beneficial ownership of the shares owned by the LLCs.

(3)	Includes 586,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008, and 196,656 shares of common stock owned by Gary Stern as custodian for his minor children and 285,607 shares of common stock owned by Asta Group, which shares are attributable to Gary Stern based on his percentage ownership of Asta Group. Includes 18,334 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Stern has the right to vote. Excludes 684,945 shares owned by GMS Family Investors LLC which shares are attributable to Gary Stern based on his percentage ownership of such LLC. Gary Stern does not have voting or investment power with respect to any of the shares held by the LLC and disclaims beneficial ownership of the shares owned by the LLC. Also excludes 196,656 shares of common stock held by one of his children who is no longer a minor and for which he disclaims beneficial ownership.

(4)	Includes 20,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Includes 5,000 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Cohen has the right to vote.

(5)	Includes 3,668 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Ms. Curtin has the right to vote.

(6)	Includes 37,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Includes 3,666 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Badillo has the right to vote. Excludes 1,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of December 31, 2008.

(7)	Includes 10,334 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Includes 3,666 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Celano has the right to vote. Excludes 1,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of December 31, 2008.

(8)	Includes 72,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Includes 2,666 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Leibowitz has the right to vote. Excludes 1,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of December 31, 2008.

(9)	Includes 45,334 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Includes 3,666 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Slackman has the right to vote. Excludes 1,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of December 31, 2008.

(10)	Includes 44,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Mr. Rivera resigned from the Board of Directors effective December 17, 2008. Effective with his resignation Mr. Rivera forfeited 4,334 restricted shares of common stock and 1,000 stock options that did not vest prior to his resignation.

(11)	Includes 25,769 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Includes 3,666 shares of restricted stock that will not have vested within 60 days of December 31, 2008 which Mr. Piccolo has the right to vote. Excludes 1,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of December 31, 2008.

(12)	Asta Group, Incorporated is owned by Arthur Stern, our Chairman of the Board and an Executive Vice President, Gary Stern, our President and Chief Executive Officer, and other members of the Stern family, including Barbara Marburger.

(13)	Includes 90,676 shares of common stock owned by Ms. Marburger as custodian for her minor child and 70,907 shares of common stock owned by Asta Group, which shares are attributable to Ms. Marburger based on her percentage ownership of Asta Group. Excludes shares of common stock held by her children who are no longer minors and for which she disclaims beneficial ownership. Ms. Marburger is the daughter of Arthur Stern and the sister of Gary Stern.

(14)	Includes 19,000 shares of common stock owned directly, 692,000 shares owned by Stern Family Investors LLC and 862,000 shares owned by GMS Family Investors LLC. Ms. Feder is the manager of each LLC and as such has sole voting and investment power as to such shares.

(15)	A limited liability company of which Judith R. Feder has sole voting and investment power. Arthur Stern has a 49.5% beneficial interest in the LLC, his wife, Alice Stern, has a 1% beneficial interest, and a trust for the benefit of the descendants of Arthur Stern, of which Judith R. Feder is trustee, has a 49.5% beneficial interest in the LLC.

(16)	A limited liability company of which Judith R. Feder has sole voting and investment power. Gary Stern has a 79.46% beneficial interest in the LLC, trusts for the benefit of the children of Gary Stern of which Judith R. Feder is the trustee have a combined 20.43% beneficial interest (10.215% each), and Arthur Stern has a .11% beneficial interest in the LLC.

(17)	Based on Information reported by Private Capital Management in its Form 13G/A filed with the Securities & Exchange Commission (“SEC”) on December 10, 2008.

(18)	Based on information contained in a NASDAQ online report as of January 14, 2009, based on the Form 13G and 13F filings with the SEC as of such date. The Company is not aware of any additional filings by any person or Company known to beneficially own more than 5% of the outstanding shares of common stock. On February 17, 2009 based on the Form 13G/A filed with the SEC, the ownership of Wellington Management Company LLP was zero percent.

(19)	Based on Information reported by Peters MacGregor Capital Management Pty, Ltd in its Form 13G/A filed with the Securities & Exchange Commission on February 3, 2009.

(20)	Based on information contained in a NASDAQ online report as of January 14, 2009, based on the Form 13G and 13F filings with the SEC as of such date. The Company is not aware of any additional filings by any person or Company known to beneficially own more than 5% of the outstanding shares of common stock.

(21)	Includes 1,029,771 shares of common stock issuable upon exercise of options that are exercisable within 60 days of December 31, 2008. Includes 57,006 shares of restricted stock that will not have vested within 60 days of December 31, 2008. Excludes 5,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of December 31, 2008. Excludes the shares owned in the aggregate by Stern Family Investors LLC and GMS Family Investors LLC.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Equity Compensation Plan and 2002 Stock Option Plan, as of September 30, 2008. These plans were the Company’s only equity compensation plans in existence as of September 30, 2008. The 1995 Stock Option Plan expired September 14, 2005.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected In
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity Compensation Plans Approved by Shareholders	1,037,438	$11.69	1,267,334
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,037,438	$11.69	1,267,334

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide the Company with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Based solely upon a review of such reports furnished to the Company, the Company believes that all such Section 16(a) reporting requirements were timely fulfilled during the fiscal year ended September 30, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company has entered into employment agreements with its executive officers. See “Executive Compensation — Employment Agreements.”

Transactions with officers, directors and affiliates of the Company are anticipated to be minimal and will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors, and will be made on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee. The Board has established procedures consistent with the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and The NASDAQ Stock Market. The Board of Directors has also determined that the following members of the Board satisfy the NASDAQ definition of independence: Edward Celano, Harvey Leibowitz, David Slackman, Alan Rivera, Louis A. Piccolo and Herman Badillo. Mr. Alan Rivera resigned from the Board of Directors on December 17, 2008.

Item 14.	Principal Accounting Fees and Services.

Audit Fees.  The Company incurred $1,141,000 for the audit of the Company’s annual financial statements for the year ended September 30, 2008 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q filed during fiscal 2008. Such fees included the audit of internal controls over financial reporting as required by the Sarbanes- Oxley Act of 2002. The Company paid $727,000 for the audit of the Company’s annual financial statements for the year ended September 30, 2007 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q filed during fiscal 2007.

Financial Information Systems Design Implementation Fees.  The Company was not billed for and did not receive any professional services described in Paragraph (c)(4)(ii) of Rule 2-01 of the SEC’s Regulation S-X (in general, information technology services) from the Company’s independent registered public accounting firm during the year ended September 30, 2008 or 2007.

Tax Fees and All Other Fees.  The Company was not billed for any tax compliance or any other services by Grant Thornton LLP or Eisner LLP during fiscal year 2008. The Company was not billed for any tax compliance or any other services by Eisner LLP during fiscal year 2007

The Audit Committee has approved the engagement of Grant Thornton LLP as the Company’s independent registered public accounting firm. The Audit Committee requires the Company’s independent registered public accounting firm to advise the Audit Committee in advance of the independent registered public accounting firm’s intent to provide any professional services to the Company other than services provided in connection with an audit or a review of the Company’s financial statements. The Audit Committee shall approve, in advance, any non-audit services to be provided to the Company by the Company’s independent registered public accounting firm.

Other Matters.  No other matters were considered by the Audit Committee of the Board of Directors.

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

(a)	The following documents are filed as part of this report

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8

2.	Exhibits

Exhibit
Number

3.1	Certificate of Incorporation.(1)
3.2	Amendment to Certificate of Incorporation(3)
3.3	By laws.(2)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)†
10.2	Asta Funding, Inc. 2002 Stock Option Plan(3)†
10.3	Asta Funding, Inc. Equity Compensation Plan(6)†
10.4	Third Amended and Restated Loan and Security Agreement dated May 11, 2004, between the Company and Israel Discount Bank of NY(5)
10.5	Fourth Amended and Restated Loan and Security Agreement dated July 10, 2006, between the Company and Israel Discount Bank of NY(7)
10.6	Lease agreement between the Company and 210 Sylvan Avenue LLC dated July 29, 2005(8)
10.7	Receivables Finance Agreement dated March 2, 2007 between the Company and the Bank of Montreal(10)
10.8	Subservicing Agreement between the Company and the Subservicer dated March 2, 2007(17)
10.9	Purchase and Sale Agreement dated February 5, 2007(11)
10.10	Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated March 30, 2007, between the Company and Israel Discount Bank(12)
10.11	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated May 10, 2007, between the Company and Israel Discount Bank(13)
10.12	Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated June 27, 2007, between the Company and Israel Discount Bank(14)
10.13	First Amendment to the Receivables Finance Agreement dated July 1, 2007 between the Company and Bank of Montreal(15)
10.14	Sixth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated December 4, 2007, between the Company and Israel Discount Bank(16)
10.15	Second Amendment to the Receivables Financing Agreement dated December 27, 2007(18)
10.16	Third Amendment to the Receivables Financing Agreement dated May 19, 2008(19)
10.17	Amended and Restated Servicing Agreement dated May 19, 2008 between the Company and The Bank of Montreal(19)
10.18	Subordinated Promissory Note between Asta Funding, Inc and Asta Group, Inc. dated April 29, 2008(20)
10.19	Seventh Amendment to the Fourth Amended and Restated Loan Agreement, Dated February 20, 2009 between the Company and IDB*
10.20	Form of Amended and Restated Revolving Note*

Exhibit
Number

10.21	Fourth Amendment to the Receivables Financing Agreement dated February 20, 2009 between the Company and Bank of Montreal*
10.22	Subordinated Guarantor Security Agreement dated February 20, 2009 to Bank of Montreal*
10.23	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009*
10.24	Subordinated Guarantor Security Agreement dated February 20, 2009 to Asta Group, Inc.*
10.25	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009 to Asta Group.*
10.26	Form of Intercreditor Agreement*
10.27	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*].*
10.28	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*] *
10.29	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*]*
14.1	Code of Ethics for Senior Financial Officers*
21.1	Subsidiaries of the Company*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Mitchell Cohen, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(3)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(4)	Not used.

(5)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed May 19, 2004.

(6)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed July 12, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed August 2, 2005.

(9)	Not used

(10)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(11)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed February 9, 2007

(12)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(13)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(14)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007

(15)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 10, 2007

(17)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(18)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2007

(19)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008

(20)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed May 1, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 20, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	President, Chief Executive Officer and Director	February 20, 2009

/s/ Mitchell Cohen Mitchell Cohen	Chief Financial Officer Principal Financial and Accounting Officer	February 20, 2009

/s/ Arthur Stern Arthur Stern	Chairman of the Board and Executive Vice President	February 20, 2009

/s/ Herman Badillo Herman Badillo	Director	February 20, 2009

/s/ Edward Celano Edward Celano	Director	February 20, 2009

/s/ Harvey Leibowitz Harvey Leibowitz	Director	February 20, 2009

/s/ David Slackman David Slackman	Director	February 20, 2009

/s/ Louis A. Piccolo Louis A. Piccolo	Director	February 20, 2009

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited the accompanying consolidated balance sheet of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2008 and the results of their operations and their cash flows for the year ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asta Funding, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2009 expressed an unqualified opinion.

/s/  Grant Thornton LLP

New York, New York
February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited the accompanying consolidated balance sheet of Asta Funding, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. as of September 30, 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  EISNER LLP

New York, New York
December 27, 2007

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2008	2007

ASSETS
Cash and cash equivalents	$3,623,000	$4,525,000
Restricted cash	3,047,000	5,694,000
Consumer receivables acquired for liquidation (at net realizable value)	449,012,000	545,623,000
Due from third party collection agencies and attorneys	5,070,000	4,909,000
Investment in venture	555,000	2,040,000
Furniture and equipment (net of accumulated depreciation of $2,367,000 in 2008 and $2,048,000 in 2007)	762,000	793,000
Deferred income taxes	15,567,000	12,349,000
Other assets	3,500,000	4,323,000

	$481,136,000	$580,256,000

LIABILITIES
Debt	$213,485,000	$326,466,000
Subordinated debt — related party	8,246,000	—
Other liabilities	4,618,000	7,537,000
Dividends payable	571,000	557,000
Income taxes payable	6,315,000	8,161,000

Total liabilities	233,235,000	342,721,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; Issued — none
Common stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 14,276,158 shares in 2008 and 13,918,158 in 2007	143,000	139,000
Additional paid-in capital	69,130,000	65,030,000
Retained earnings	178,925,000	172,366,000
Accumulated other comprehensive loss	(297,000)	—

Total stockholders’ equity	247,901,000	237,535,000

	$481,136,000	$580,256,000

See Notes to Consolidated Financial Statement

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2008	2007	2006

Revenues:
Finance income, net	$115,295,000	$138,356,000	$101,024,000
Other income	200,000	2,181,000	405,000

	115,495,000	140,537,000	101,429,000

General and administrative expenses	29,561,000	25,450,000	18,268,000
Interest expense (2008 — Related party — $154,000)	17,881,000	18,246,000	4,641,000
Impairments	53,160,000	9,097,000	2,245,000

	100,602,000	52,793,000	25,154,000

Income before equity in earnings in venture and income taxes	14,893,000	87,744,000	76,275,000
Equity in earnings in venture	55,000	225,000	550,000

Income before income taxes	14,948,000	87,969,000	76,825,000
Provision for income taxes	6,119,000	35,703,000	31,060,000

Net income	$8,829,000	$52,266,000	$45,765,000

Basic net income per share	$0.62	$3.79	$3.36

Diluted net income per share	$0.61	$3.56	$3.13

Weighted average shares outstanding:
Basic	14,138,650	13,807,838	13,637,406
Diluted	14,553,346	14,691,861	14,615,148

See Notes to Consolidated Financial Statement

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2008, 2007 and 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, September 30, 2005	13,595,324	$136,000	$60,798,000	$84,243,000	$—	$145,177,000
Exercise of options	159,833	2,000	870,000			872,000
Tax benefit arising from exercise of non qualified stock options			30,000			30,000
Dividends				(7,687,000)		(7,687,000)
Stock based compensation expense			105,000			105,000
Net income				45,765,000		45,765,000

Balance, September 30, 2006	13,755,157	138,000	61,803,000	122,321,000	—	184,262,000
Exercise of options	95,001	1,000	1,328,000			1,329,000
Restricted stock granted	68,000
Stock based compensation expense			1,140,000			1,140,000
Tax benefit arising from exercise of non qualified stock options and vesting of restricted stock of restricted of			759,000			759,000
Dividends				(2,221,000)		(2,221,000)
Net income				52,266,000		52,266,000

Balance, September 30, 2007	13,918,158	139,000	65,030,000	172,366,000	—	237,535,000
Exercise of options	300,000	3,000	422,000			425,000
Restricted stock granted	58,000	1,000	(1,000)			—
Stock based compensation expense			1,013,000			1,013,000
Tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			2,666,000			2,666,000
Dividends				(2,270,000)		(2,270,000)
Other comprehensive loss(net of tax of $202,000)					(297,000)	(297,000)
Net income				8,829,000		8,829,000

Balance, September 30, 2008	14,276,158	$143,000	$69,130,000	$178,925,000	$(297,000)	$247,901,000

Comprehensive income is as follows:

2008

Net income	$8,829,000
Other comprehensive loss, net of tax-foreign currency translation	(297,000)

Comprehensive income	$8,532,000

Accumulated other comprehensive loss	$(297,000)

There were no elements of other comprehensive income for the years ended September 30, 2007 or 2006.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2008	2007	2006

Cash flows from operating activities:
Net income	$8,829,000	$52,266,000	$45,765,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,278,000	841,000	575,000
Deferred income taxes	(2,634,000)	(4,772,000)	(7,730,000)
Impairments of consumer receivables acquired for liquidation	53,160,000	9,097,000	2,245,000
Stock based compensation	1,013,000	1,140,000	105,000
Changes in:
Due from third party collection agencies and attorneys	(161,000)	(1,847,000)	(1,637,000)
Other assets	(136,000)	(2,324,000)	(191,000)
Income taxes payable	(1,846,000)	(2,216,000)	9,134,000
Other liabilities	(3,725,000)	3,390,000	632,000

Net cash provided by operating activities	55,778,000	55,575,000	48,898,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(49,886,000)	(440,895,000)	(200,237,000)
Principal payments received from collection of consumer receivables acquired for liquidation	81,645,000	114,421,000	90,450,000
Principal payments received from collections represented by sales of consumer receivables acquired for liquidation	11,034,000	29,029,000	22,994,000
Effect of foreign exchange on consumer receivables acquired for liquidation	658,000	—	—
Investment in venture	—	—	(7,810,000)
Cash distribution received from venture	1,485,000	3,925,000	1,845,000
Purchase of other investments	—	(5,777,000)	(2,862,000)
Collections on other investments	—	8,251,000	—
Acquisition of businesses, net of cash acquired	—	—	(1,406,000)
Capital expenditures	(361,000)	(163,000)	(423,000)

Net cash provided by (used) in investing activities	44,575,000	(291,209,000)	(97,449,000)

Cash flows from financing activities:
(Repayments) borrowings under lines of credit, net	(113,001,000)	243,655,000	53,526,000
Borrowings under subordinated loan — related party	8,246,000	—	—
Change in restricted cash	2,647,000	(5,694,000)	—
Dividends paid	(2,256,000)	(7,716,000)	(2,110,000)
Proceeds from exercise of stock options	425,000	1,329,000	872,000
Tax benefit arising from exercise of non-qualified stock options	2,666,000	759,000	30,000

Net cash (used in) provided by financing activities	(101,273,000)	232,333,000	52,318,000

Net (decrease) increase in cash and cash equivalents	(920,000)	(3,301,000)	3,767,000
Effect of foreign exchange on cash	18,000	—	—
Cash and cash equivalents at beginning of year	4,525,000	7,826,000	4,059,000

Cash and cash equivalents at end of year	$3,623,000	$4,525,000	$7,826,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (2008 — Related party — $112,000)	$19,784,000	$16,644,000	$4,766,000

Income taxes	$8,282,000	$41,932,000	$29,535,000

See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note A —	The Company and its Significant Accounting Policies

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”) is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary Charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts, telecommunication accounts and auto deficiency receivables, which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[1A] Liquidity

The Company’s cash requirements have been and will continue to be significant and will depend on external financing to acquire consumer receivables. Significant requirements include the payments of debt, purchase of consumer receivables, servicing the consumer receivable portfolios, paying dividends, interest and income taxes. Acquisitions of consumer receivables acquired for liquidation are financed primarily through cash flows from operating activities and with the Company’s credit facility financed by the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Facility”), (all amendments to the Credit Facility hereafter referred to as the Credit Facility) which matures on July 11, 2009. At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, due to the borrowing base required by a consortium of banks (the “Bank Group”), the Company was approaching the upper limit of its borrowing capacity. However, with limited purchases of portfolios through the fiscal year ended September 30, 2008, coupled with the $8.2 million of subordinated debt incurred by the Company, availability is approximately $18.5 million at September 30, 2008. Our borrowing availability is limited to a formula based on the age of the receivables. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, the limited availability coupled with slower collections has had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.

Subsequent to September 30, 2008, collections deteriorated resulting in impairments of approximately $21.4 million as described in Note Q-Subsequent Events (Unaudited). If the Company’s collections continue to deteriorate, the Company might need to secure another source of funding in order to satisfy its working capital needs, curtail its operations, or secure financing on terms that are not favorable to the Company. However, the Company believes its net cash collections over the next twelve months will be sufficient to cover its operating expenses. See Note F-Debt and Subordinated Debt-related party, for further information.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note A —	The Company and its Significant Accounting Policies — (Continued)

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in a venture, representing a 25% interest, is accounted for using the equity method. See Note D Investment in Venture for further information. All significant intercompany balances and transactions have been eliminated in consolidation.

[3] Cash and cash equivalents and restricted cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

The Company maintains cash balances in depository institutions mandated by the Company’s lenders. Management periodically evaluates the creditworthiness of such institutions. Cash balances exceed Federal Deposit Insurance Corporation (“FDIC”) limits from time to time

On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, and other affiliates (collectively, the “Sellers”), under which we agreed to acquire a portfolio of approximately $6.9 billion in face value receivables (the “Portfolio Purchase”) for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds. The Portfolio Purchase (now owned by Palisades XVI) predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments. The transaction was consummated on March 5, 2007. To finance this purchase, the Company entered into a Receivables Financing Agreement with the Bank of Montreal (“BMO”) as the funding source, consisting of debt with full recourse only to Palisades XVI, and bearing an interest rate which approximates 170 basis points over LIBOR. The term of the agreement was originally three years. All assets of Palisades XVI, principally the Portfolio Purchase, are pledged to secure such borrowing.

As part of the Receivables Financing Agreement all proceeds received as a result of the net collections from the Portfolio Purchase are to be applied to interest and principal of the underlying loan. The restricted cash at September 30, 2008 represents cash on hand, substantially all of which is designated to be paid to our lender on or about the tenth day of the subsequent month of the collections received. The lender has mandated in which depository institutions the cash is to be maintained. Generally, the cash balance exceeds Federal Deposit Insurance Corporation (“FDIC”) limits.

[4] Income recognition, Impairments and Accretable yield adjustments:

Income Recognition

The Company accounts for its investment in consumer receivables acquired for liquidation using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6) static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note A —	The Company and its Significant Accounting Policies — (Continued)

[4] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

(“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with SOP 03-3. This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairments. SOP 03-3 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $53.2 million and $9.1 million were recorded during the fiscal years ended September 30, 2008 and 2007, respectively, as compared to $2.2 million recorded in fiscal year 2006. There were no accretable yield adjustments recorded in fiscal year ended September 30, 2008.

In the quarter ended June 30, 2008, the Company discontinued using the interest method for income recognition under SOP 03-3 for the Portfolio Purchase. The recognition of income under SOP 03-3 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the change to the cost recovery method. Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, the lack of reasonable delivery of media requests, the lack of validation of certain account components, and the sale of the primary servicer (which was commonly owned by the seller), the Company determined that it no longer has the ability to develop a reasonable expectation of the timing of the cash flows to be collected and therefore, transferred the Portfolio Purchase to the cost recovery method. The Company will recognize income only after it has recovered its carrying value, which, as of September 30, 2008 was approximately $207 million. There can be no assurance as to when or if the carrying value will be recovered. The change to the cost recovery method was not done to avoid additional impairment charges. Prior to using the cost recovery method, impairment charges totaling $30.3 million were recognized during the first six months of fiscal year 2008.

Our analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. We have found that there are better states to try to collect receivables and we factor in both better and worse states when establishing our initial cash flow expectations.

•	the average balance of the receivables influence our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for our law suit strategy and thus yield better results over the longer term. As we have significant experience with both types of balances, we are able to factor these variables into our initial expected cash flows;

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note A —	The Company and its Significant Accounting Policies — (Continued)

[4] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

•	the age of the receivables, the number of days since charge-off, the payments, if any, since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process since, for example, older receivables might be more difficult to collect in amount and/or require more time to collect;

•	past history and performance of similar assets acquired. As we purchase portfolios of like assets, we accumulate a significant historical data base on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	our ability to analyze accounts and resell accounts that meet our criteria;

•	jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the suit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. We believe that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor will pay to clear title or release a lien. We also believe that these debtors generally might take longer to repay and that is factored into our initial expected cash flows; and

•	credit standards of issuer.

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

We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and, at times, incorporate such input into the estimates we use for our expected cash flows.

Typically, when purchasing portfolios with which we have the experience detailed above, we have expectations of achieving a 100% return on our invested capital back within an 18-28 month time frame and expectations of generating in the range of 130-150% of our invested capital over 3-5 years. We continue to use this as our basis for establishing the original cash flow estimates for our portfolio purchases. We routinely monitor these results against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collections and record as deferred revenue.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note A —	The Company and its Significant Accounting Policies — (Continued)

[5] Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

[6] Furniture, equipment and leasehold improvements:

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years). Amortization on leasehold improvements is provided by the straight line-method of the remaining life of the respective lease. An accelerated depreciation method is used for tax purposes.

[7] Income taxes:

Deferred federal and state taxes arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, all resulting in timing differences between financial accounting and tax reporting, and (iii) amortization of leasehold improvements resulting in timing differences between financial accounting and tax reporting.

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2008, 2007 and 2006:

	2008			2007			2006
		Weighted	Per		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic	$8,829,000	14,138,650	$0.62	$52,266,000	13,807,838	$3.79	$45,765,000	13,637,406	$3.36

Dilutive effect of stock Options		414,696			884,023			977,742

Diluted	$8,829,000	14,553,346	$0.61	$52,266,000	14,691,861	$3.56	$45,765,000	114,615,148	$3.13

At September 30, 2008, 400,160 options at a weighted average exercise price of $18.70 were not included in the diluted earnings per share calculation as they were antidilutive. There were no anti dilutive securities at September 30, 2007 and 2006.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note A —	The Company and its Significant Accounting Policies — (Continued)

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

[10] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB SFAS No. 123 (Revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R, requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of operations.

[11] Impact of Recently Issued Accounting Standards

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”). This staff accounting bulletin (“SAB”) expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment . In particular, the Staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This SAB does not have a material impact on the Company.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). The objective of SFAS No. 159 is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value. Statement 159 will allow companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items or on entering into an eligible firm commitment. The Company can only elect the fair value option after initial recognition in limited circumstances.

SFAS No. 159 requires similar assets and liabilities for which the Company has elected the fair value option to be displayed on the face of the balance sheet either (a) together with financial instruments measured using other measurement attributes with parenthetical disclosure of the amount measured at fair value or (b) in separate line items. In addition, SFAS No. 159 requires additional disclosures to allow financial statement users to compare similar assets and liabilities measured differently either within the financial statements of the Company or between financial statements of different companies.

SFAS No. 159 is required to be adopted by the Company on October 1, 2008. Early adoption is permitted; however, the Company did not adopt SFAS No. 159 prior to the required adoption date of October 1, 2008. The Company is required to adopt SFAS No. 159 concurrent with SFAS No. 157, “Fair Value Measurements.” The

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note A —	The Company and its Significant Accounting Policies — (Continued)

[11] Impact of Recently Issued Accounting Standards — (Continued)

remeasurement to fair-value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS No. 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.

The Company opted to not apply the fair value option to any of its financial assets or liabilities. If the Company elects to recognize items at fair value as a result of Statement 159, this could result in increased earnings volatility.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007, or October 1, 2008 as to the Company. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

[12] Reclassifications;

Certain items in prior years’ financial statements have been reclassified to conform to current year’s presentation.

Note B —	Consumer Receivables Acquired For Liquidation

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals throughout the country and in Central and South America.

The Company accounts for its investments in consumer receivable portfolios, using either:

•  the interest method; or

•  the cost recovery method.

The Company accounts for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6 Amortization of Discounts on Certain Acquired Loans (“Practice Bulletin 6”) was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred until such time as a review results in a change in the expected cash flows. The estimated future cash flows are reevaluated quarterly.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At September 30, 2008, approximately $203.5 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $245.5 million are accounted for using the cost recovery method.

After SOP 03-3 was adopted, the Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivable; and

•	same type of asset class (credit cards, telecommunication, etc.)

The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

•	our ability to analyze accounts and resell accounts that meet our criteria for resale;

F-16

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

•	the locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	jobs or property of the debtors found within portfolios. In our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain timely customer statements from the original issuer.

The Company obtains and utilizes, as appropriate, input, including but not limited to monthly collection projections and liquidation rates, from our third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Year Ended September 30, 2008
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total

Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	26,626,000	23,260,000	49,886,000
Net cash collections from collection of consumer receivables acquired for liquidation	(163,494,000)	(24,085,000)	(187,579,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(19,545,000)	(850,000)	(20,395,000)
Transfer to cost recovery(1)	(209,518,000)	209,518,000	—
Impairments	(53,160,000)	—	(53,160,000)
Effect of foreign currency translation	—	(658,000)	(658,000)
Finance income recognized(2)	114,046,000	1,249,000	115,295,000

Balance, end of period	$203,470,000	$245,542,000	$449,012,000

Revenue as a percentage of collections	62.3%	5.0%	55.4%

(1)	The Company acquired the Portfolio Purchase in March 2007. During the quarter ending June 30, 2008, the Company transferred the carrying value of the Portfolio Purchase to the cost recovery method.

(2)	Includes $45.3 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

	For the Year Ended September 30, 2007
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total

Balance, beginning of period	$256,199,000	$1,076,000	$257,275,000
Acquisitions of receivable portfolios, net	390,350,000	50,545,000	440,895,000
Net cash collections from collection of consumer receivables acquired for liquidation(1)	(213,135,000)	(14,478,000)	(227,613,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(47,502,000)	(6,691,000)	(54,193,000)
Transfer to cost recovery(2)	(4,478,000)	4,478,000	—
Impairments	(9,097,000)	—	(9,097,000)
Finance income recognized(3)	136,178,000	2,178,000	138,356,000

Balance, end of period	$508,515,000	$37,108,000	$545,623,000

Revenue as a percentage of collections	52.2%	10.3%	49.1%

(1)	Includes put backs of purchased accounts returned to the seller totaling $5.5 million.

(2)	Represents a portfolio acquired during the three months ended December 31, 2006 which the Company successfully negotiated the return to the seller. The portfolio was returned on July 31, 2007.

(3)	Includes $23.9 million derived from fully amortized interest method pools.

As of September 30, 2008 the Company had $449,012,000 in consumer receivables acquired for liquidation, of which $203,470,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios are estimated as follows for the twelve months in the periods ending:

September 30, 2009	$92,701,000
September 30, 2010	72,015,000
September 30, 2011	29,519,000
September 30, 2012	9,121,000
September 30, 2013	1,342,000
September 30, 2014	82,000
September 30, 2015	4,000

204,784,000
Deferred revenue	(1,314,000)

Total	$203,470,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2008. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

collections will exceed amounts previously estimated. Projected accretable yield for the fiscal years ended September 30, 2008 and 2007 are as follows:

Year Ended
September 30,
2008

Balance at beginning of period, October 1, 2007	$176,615,000
Income recognized on finance receivables, net	(114,046,000)
Additions representing expected revenue from purchases	9,569,000
Transfer to cost recovery	(57,951,000)
Reclassifications from nonaccretable difference	43,947,000 (1)

Balance at end of period, September 30, 2008	$58,134,000

Year Ended
September 30,
2007

Balance at beginning of period, October 1, 2006	$148,900,000 *
Income recognized on finance receivables, net	(136,178,000)
Additions representing expected revenue from purchases	144,764,000
Impairments	(3,345,000)
Reclassifications from nonaccretable difference	22,474,000

Balance at end of period, September 30, 2007	$176,615,000

*	Revised to reflect zero basis income recognized.

(1)	Includes portfolios that became zero based portfolios during the period, removal of zero basis portfolios from the accretable yield calculation and, other immaterial impairments and accretions based on the certain collection curves being extended.

During the year ended September 30, 2008, the Company purchased $1.5 billion of face value charged-off consumer receivables at a cost of approximately $49.9 million. This includes a portfolio with an approximate value of $8.6 million that was purchased in South America. During the year ended September 30, 2007, the Company purchased $10.9 billion of face value charged-off consumer receivables at a cost of $440.9 million. This includes a portfolio with an approximate value of $4.5 million that was returned to the seller at the Company’s original cost and put backs of purchased accounts returned to the seller totaling $5.5 million. At September 30, 2008, the estimated remaining net collections on the receivables purchased and classified under the interest method, ($26.6 million) during the fiscal year ended September 30, 2008 are $23.5 million.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2008, 2007 and 2006, respectively.

	For the Years Ended, September 30,
	2008	2007	2006

Gross collections(1)	$332,711,000	$398,432,000	$320,203,000
Commissions and fees(2)	124,737,000	116,626,000	105,735,000

Net collections	$207,974,000	$281,806,000	$214,468,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Finance income recognized on net collections represented by account sales was $9.4 million, $25.2 million and $32.0 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

During the year ended September 30, 2008, the Company recognized $53.2 million of impairment charges due to changes in timing of cash flows, of which $22.9 million are portfolios still being accounted for under the interest method. The expected cash flows are generated based on a number of attributes including current economic conditions. Due to current economic conditions these expected cash flows may be subject to change. Management has analyzed the sensitivity of the portfolios which have been impaired. The carrying value of such portfolios as of September 30, 2008 was $53.6 million. If changes in the collection assumptions were different, the results could be as follows:

Impairment Charges
(Dollars in millions)

Impairment charge for year ended September 30, 2008	$22.9
Impact on impairment balance due to10% adverse change in collections(1)	$0.5-$5.3
Impact on impairment balance due to 20% change in collections(1)	$1.1-$10.6
Impact on impairment balance due to 30% change in collections(1)	$1.6-$15.9

(1)	The assumptions used to calculate the range of the impact is as follows:

Decrease in collections in year one without recovery in subsequent years and decrease in collections in year one with corresponding increase in collections in subsequent years, and a decrease in collections without a corresponding recover in the following years.

These sensitivities are hypothetical and should be used with caution. As the table above demonstrates, the Company’s methodology for determining impairment charges is highly sensitive to changes in assumptions. Actual collection experience may differ and any difference may have a material effect on the amount of future impairment charges.

Note C —	Acquisition

In February 2006, the Company acquired VATIV for approximately $1.4 million in cash. VATIV provides bankruptcy and deceased account servicing. The purchase price has been allocated to goodwill at the VATIV reporting unit. The revenue and operating results of VATIV are immaterial to the Company.

Note D —	Investment In Venture

In August 2006, the Company acquired a 25% interest in a newly formed venture for $7,810,000. The Company accounts for its investment in the venture using the equity method. This venture is in business to liquidate the assets of a retail business which it acquired through bankruptcy proceedings. From the inception of the venture in 2006, through September 30, 2008, distributions from the venture to the Company were $8,085,000. During fiscal year 2008, the Company received distributions in the amount of $1,540,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note E —	Furniture and Equipment

Furniture and equipment as of September 30, 2008 and 2007 consist of the following:

	2008	2007

Furniture	$310,000	$307,000
Equipment	2,714,000	2,534,000
Leasehold improvements	105,000	—

	3,129,000	2,841,000
Less accumulated depreciation	2,367,000	2,048,000

Balance, end of period	$762,000	$793,000

Depreciation expense for the years ended September 30, 2008, 2007 and 2006 aggregated $319,000, $279,000 and $324,000, respectively.

Note F —	Debt and Subordinated Debt — Related Party

On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with the Bank Group and as a result the credit facility increased to $175 million, from $125 million with an expandable feature which enables the Company to increase the line to $225 million with the consent of the Bank Group. The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement is three years and is to mature in July 2009. The applicable rate at September 30, 2008 and 2007 was 5.00% and 7.75%, respectively. The average interest rate excluding unused credit line fees for the fiscal year ended September 30, 2008 and 2007, respectively, was 6.12% and 7.61%. The outstanding balance on this line of credit was approximately $84.9 million as of September 30, 2008. The outstanding balance on this line of credit was approximately $141.7 million as of September 30, 2007. The Company and the Bank Group are in the beginning phase of discussions to renew the current Credit Facility. If, however, a renewal cannot be ultimately agreed to, the Company, at maturity, will consider the sale of assets collateralized by this loan agreement, to satisfy its obligations after July 11, 2009.

On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Agreement”) with the Bank Group that temporarily increased the total revolving loan commitment from $175 million to $185 million. The temporary increase of $10 million, which was not used, was required to be repaid by February 29, 2008.

On February 20, 2009, the Company entered into the Seventh Amendment to the Credit Agreement in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the BMO Facility. The level of the Loan Agreement is reduced from $175 million to a low of $80 million. See Note Q — Subsequent Events for more information.

In March 2007, Palisades XVI borrowed approximately $227 million under a new Receivables Financing Agreement (“Receivables Financing Agreement”), as amended in July 2007, December 2007 and May 2008, with BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note F —	Debt and Subordinated Debt — Related Party — (Continued)

extended by the second and third amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase. As of September 30, 2008 and 2007, the outstanding balance on this loan was approximately $128.6 million, and $184.8 million, respectively.

At September 30, 2007, Palisades XVI was required to remit an additional $13.1 million to its lender in order to be in compliance under the Receivables Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under its current revolving credit facility and causing another of its subsidiaries to purchase a portion of the Portfolio Purchase from Palisades XVI at a price of $13.1 million prior to the measurement date under the Receivables Financing Agreement.

On December 27, 2007, Palisades XVI entered into the second amendment to its Receivables Financing Agreement. As the actual collections had been slower than the minimum collections scheduled under the original agreement, coupled with contemplated sales of accounts which had not occurred, BMO and Palisades XVI agreed to an extended amortization schedule which did not contemplate the sales of accounts. The effect of this reduction was to extend the payments of the loan from approximately 25 months to approximately 31 months from the amendment date. BMO charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.

On May 19, 2008, Palisades XVI entered into the third amendment to its Receivables Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, BMO and Palisades XVI agreed to a more extended amortization schedule than the schedule determined in connection with the second amendment. The effect of this amendment is to extend the payments of the loan which is now scheduled to be repaid by December 2010, approximately nine months longer than the original term. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. The applicable rate was 6.69% and 7.46% at September 30, 2008 and 2007, respectively. The average interest rate of the Receivable Financing Agreement was 6.10% for the year ended September 30, 2008. From the inception of the Receivables Financing Agreement on March 2, 2007 through September 30, 2007 the average rate was 7.06%. In addition, on May 19, 2008, the Company entered into an amended and restated Servicing Agreement . The amendment calls for increased documentation, responsibilities and approvals of subservicers engaged by Palisades Collection L.L.C

The aggregate minimum repayment obligations required under the third amendment to the Receivables Financing Agreement entered into on May 19, 2008 with Palisades Acquisition XVI including interest and principal for fiscal years ending September 30, 2009 and September 30, 2010 are $67.0 million, and $75.0 million, respectively. As the payments are to be made on a monthly basis and the minimums are based on averages, these minimums could vary somewhat. While the Company believes it will be able to make all payments due under the new payment schedule, the Company also believes that if it fails to do so, it will be required to sell the Portfolio Purchase or may be subject to a foreclosure on the Portfolio Purchase.

As a result of the actual collections being lower than the minimum collection rates required under the Receivables Financing Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the Agreement. In order to resolve these issues, on February 20, 2009, Palisades XVI entered into the fourth amendment to its Receivables Financing Agreement. The effect of this amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month and as an average for each period of three consecutive months and (ii) provide for an automatic extension of the maturity date

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note F —	Debt and Subordinated Debt — Related Party — (Continued)

from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011. In addition, the rate will remain the unchanged at approximately 320 basis points over LIBOR, subject to automatic downward adjustments in the future should certain collection milestones be attained. See Note Q — Subsequent Events for more information on this amendment.

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection L.L.C. under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s $175 million revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008.

The Company’s average debt obligation (excluding the subordinated debt — related party) for the periods ended September 30, 2008 and 2007, was approximately $283.1 million, and $241.5 million, respectively. The average interest rate for the fiscal years ended September 30, 2008 and 2007, respectively was 6.11% and 7.34%, respectively.

The Company’s cash requirements have been and will continue to be significant and will depend on external financing to acquire consumer receivables. Acquisitions are financed primarily through cash flows from operating activities and with the Company’s credit facility, which matures on July 11, 2009. At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, due to the borrowing base required by the Bank Group, the Company was approaching the upper limit of its borrowing capacity. However, with limited purchases of portfolios through the fiscal year ended September 30, 2008, coupled with the $8.2 million of subordinated debt incurred by the Company, availability is approximately $18.5 million at September 30, 2008. Our borrowing availability is limited to a formula based on the age of the receivables. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, the limited availability coupled with slower collections has had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.

Subsequent to September 30, 2008, collections deteriorated resulting in impairments of approximately $21.4 million as described in Note Q-Subsequent Events (Unaudited). If the Company’s collections continue to deteriorate, the Company might need to secure another source of funding in order to satisfy its working capital needs, curtail its operations, or secure financing on terms that are not favorable to the Company. However, the Company believes its net cash collections over the next twelve months will be sufficient to cover its operating expenses.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note F —	Debt and Subordinated Debt — Related Party — (Continued)

The Company’s debt and subordinated debt — related party at September 30, 2008 and 2007 are summarized as follows:

			2008
			Stated	Average
			Interest	Interest
	2008	2007	Rate	Rate

Credit Facility	$84,934,000	$141,656,000	5.00%	6.12%
Receivables Financing Agreement	128,551,000	184,810,000	6.69%	6.10%

Total debt	$213,485,000	$326,466,000	n/a	6.11%

Subordinated debt — related party	$8,246,000	—	6.25%	6.25%

Note G —	Other Liabilities

Other liabilities as of September 30, 2008 and 2007 are as follows:

	2008	2007

Accounts payable and accrued expenses	$3,145,000	$4,934,000
Accrued interest payable	1,135,000	2,064,000
Other	338,000	539,000

Total other liabilities	$4,618,000	$7,537,000

Note H —	Income Taxes

The components of the provision for income taxes for the years ended September 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Current:
Federal	$6,567,000	$30,476,000	$29,206,000
State	2,152,000	9,999,000	9,584,000
Foreign	34,000	—	—

	8,753,000	40,475,000	38,790,000

Deferred:
Federal	(1,987,000)	(3,593,000)	(5,820,000)
State	(647,000)	(1,179,000)	(1,910,000)

	(2,634,000)	(4,772,000)	(7,730,000)

Provision for income taxes	$6,119,000	$35,703,000	$31,060,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note H —	Income Taxes — (Continued)

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized as follows:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	5.8	5.8	5.8
Other	0.1	(0.2)	(0.4)

Effective income tax rate	40.9%	40.6%	40.4%

The Company recognized a net deferred tax asset of $15,567,000 and $12,349,000 as of September 30, 2008 and 2007, respectively. The components are as follows:

	September 30,	September 30,
	2008	2007

Deferred revenue	$534,000	7,564,000
Impairments	13,930,000	4,594,000
Compensation expense	880,000	505,000
Other	223,000	—
Equity in venture	—	(314,000)

Net deferred asset	$15,567,000	$12,349,000

We file consolidated Federal and state income tax returns. Our subsidiaries are single member limited liability companies (LLC) and therefore do not file separate tax returns.

We account for income taxes using the asset and liability method which requires the recognition of deferred tax assets, and if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and if applicable, liabilities. Additionally, we would adjust deferred taxes to reflect estimated tax rate changes, if applicable. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We would be required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized. There is no valuation allowance recorded at September 30, 2008. As required by FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The corporate federal income tax returns of the Company for 2004, 2005 and 2006 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note I —	Commitments and Contingencies

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

In February 2009, Mitchell Cohen, CFO, announced his resignation from the Company effective with the filing of this Report on Form 10-K.

On January 17, 2008, the Compensation Committee awarded 58,000 shares of restricted stock to certain officers and directors of the Company. These shares vest in three equal annual installments starting on October 1, 2008.

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey; Bethlehem, Pennsylvania; and Sugar Land, Texas. The leases are operating leases, and the Company incurred related rent expense in the amounts of $526,000, $526,000 and $381,000 during the years ended September 30, 2008, 2007 and 2006, respectively. The future minimum lease payments are as follows:

Year
Ending
September 30,

2009	$496,000
2010	354,000
2011	12,000
2012	—
2013	—

$862,000

As discussed in Note Q-Subsequent Events (unaudited) the Company announced it is closing its Pennsylvania location.

Contingencies

In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to its business and financial condition. The Company is not involved in any material litigation in which it was a defendant.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note I —	Commitments and Contingencies — (Continued)

During 2006, a subsidiary of the Company received subpoenas from three jurisdictions to produce information in connection with debt collection practices in those jurisdictions. The Company has fully cooperated with the issuing agencies and has provided the requested documentation. One jurisdiction has closed the case with no action taken against the Company. The Company has not made any provision with respect to the remaining matters in the financial statements as the nature of these matters is information requests only and the Company considers these matters closed.

In the course of conducting its business, the Company is required by certain of the jurisdictions within which it operates to obtain licenses and permits to conduct its collection activities. The Company has been notified by one such jurisdiction that it did not operate for a period of time from February 1, 2005 to April 17, 2006 with the proper license. The Company did not make any provision for such matter in the financial statements. There has been no communication from the jurisdiction regarding this matter for over a year and the Company is properly licensed in this jurisdiction. The Company considers this matter closed.

Note J —	Concentrations

At September 30, 2008 approximately 36% of our portfolios were serviced by two collection organizations. We have servicing agreements in place with these two collection organizations as well as all other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

Note K —	Stock Option Plans

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 874,000 were available as of September 30, 2008. As of September 30, 2008, approximately 158 of the Company’s employees were eligible to participate in the Equity Compensation Plan. Future grants under the Equity Compensation Plan have not yet been determined.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note K —	Stock Option Plans — (Continued)

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 393,334 were available as of September 30, 2008. As of September 30, 2008, approximately 158 of the Company’s employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.

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

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding options at the beginning of year	1,337,438	$9.39	1,414,439	$9.45	1,580,605	$9.11
Options granted	—	—	18,000	28.75	—	0.00
Options cancelled		—	—	0.00	(6,333)	22.36
Options exercised	(300,000)	1.42	(95,001)	13.99	(159,833)	5.51

Outstanding options at the end of year	1,037,438	$11.69	1,337,438	$9.39	1,414,439	$9.45

Exercisable options at the end of year	1,031,438	$11.59	1,325,438	$9.21	1,414,439	$9.45

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note K —	Stock Option Plans — (Continued)

The Company recognized $92,000 of compensation expense related to stock options granted during the fiscal year ended September 30, 2008 for options granted in preceding periods. As of September 30, 2008, there was $43,000 of unrecognized compensation cost related to unvested stock options. The Company recognized $141,000 and $105,000 of stock based compensation expense related to stock option grants in fiscal year 2007 and 2006, respectively.

The intrinsic value of options exercised during the fiscal years ended September 30, 2008, 2007 and 2006, was $6.3 million, $2.1 million, and $4.6 million, respectively.

The aggregate intrinsic value of the outstanding and exercisable options as of September 30, 2007 and 2006 was $38.6 million and $40.4 million, respectively. There was no intrinsic value of the outstanding and exercisable options as of September 30, 2008.

The average fair value of 18,000 options granted in fiscal 2007 was $28.75. The fair value was calculated using the Black Scholes method with a volatility of 36.3%, a risk free interest rate of 4.94%, dividend yield of 0.47%, and a life as with all options, of 10 years.

The following table summarizes information about the plans’ outstanding options as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$ 0.8100 - $ 2.8750	300,000	2.0	$2.63	300,000	$2.63
$ 2.8751 - $ 5.7500	106,667	4.1	4.73	106,667	4.73
$5.7501 - $ 8.6250	12,000	3.1	5.96	12,000	5.96
$14.3751 - $17.2500	218,611	5.2	15.04	218,611	15.04
$17.2501 - $20.1250	382,160	6.0	18.22	382,160	18.22
$25.8751 - $28.7500	18,000	8.2	28.75	12,000	28.75

	1,037,438	4.8	$11.69	1,031,438	$11.59

The following table summarizes information about restricted stock transactions:

		Weighted		Weighted
	Year Ended	Average	Year Ended	Average
	September 30, 2008	Grant Date	September 30, 2007	Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested at the beginning of period	45,333	$28.75	0	$28.75
Awards granted	58,000	19.73	68,000	19.73
Vested	(22,666)	28.75	(22,667)	28.75
Forfeited	0	0.00	0	0.00

Unvested at the end of period	80,667	$22.26	45,333	$22.26

No restricted stock awards granted in fiscal year 2006.

The Company recognized $921,000 and $999,000 of compensation expense during the fiscal years ended September 30, 2008 and 2007, respectively, related to the shares of restricted stock granted under this plan. There

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note K —	Stock Option Plans — (Continued)

was no compensation expense related to this plan in fiscal year 2006. As of September 30, 2007, there was $1,179,000 of unrecognized compensation cost related to unvested restricted stock.

The Company recognized a total of $1,013,000 and $1,140,000 in compensation expense for the fiscal years ended September 30, 2008 and 2007, respectively, for the stock options and restricted stock grants. As of September 30, 2008, there was a total of $1,180,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note L —	Stockholders’ Equity

During the year ended September 30, 2008, the Company declared quarterly cash dividends aggregating $2,270,000, which includes $0.04 per share, per quarter, of which $571,000 was accrued as of September 30, 2008 and paid November 3, 2008.

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

The Company expects to pay a regular cash dividend in future quarters, but amount has not yet been determined. This will be at the discretion of the board of directors and will depend upon the Company’s financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends.

Note M —	Retirement Plan

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2008, 2007 and 2006 were $121,000, $117,000 and $96,000, respectively.

Note N —	Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

The carrying value of receivables was $449,012,000 and $545,623,000 at September 30, 2008 and 2007, respectively. The Company computed the fair value of these receivables using its forecasting model and the fair value approximated the carrying value at both September 30, 2008 and 2007.

The carrying value of advances under lines of credit and subordinated debt (related party) was $221,731,000 and $326,466,000 at September 30, 2008 and 2007, respectively. The majority of these loans are variable rate and short-term, therefore, the carrying amounts approximate fair value.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note O —	Related Party Transaction

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group.

The Company had a consulting agreement with a member of the Board of Directors of the Company, who, during the period of the consulting agreement was a non-independent director. The agreement commenced March 1, 2006 and ceased December 31, 2007. The director has since become an independent director of the Company. The agreement called for the consultant to provide services as requested. Expense under the agreement totaled $15,000 for the fiscal year ended September 30, 2008. Expenses under the agreement for the fiscal years ended 2007 and 2006 were immaterial.

Note P —	Summarized Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2008
Total revenue	$34,275,000	$33,882,000	$23,572,000	$23,766,000	$115,495,000
Income (loss) before income taxes	22,452,000	(12,954,000)	4,102,000	1,348,000	14,948,000
Net income (loss)	13,314,000	(7,707,000)	2,440,000	782,000	8,829,000
Basic net income per share	$0.96	$(0.54)	$0.17	$0.05	$0.62
Diluted net income per share	$0.90	$(0.54)	$0.17	$0.05	$0.61
2007
Total revenue	$25,645,000	$33,083,000	$38,938,000	$43,096,000	$140,762,000
Income before income taxes	19,038,000	21,102,000	25,777,000	22,052,000	87,969,000
Net income	11,326,000	12,552,000	15,308,000	13,080,000	52,266,000
Basic net income per share	$0.82	$0.91	$1.10	$0.94	$3.79
Diluted net income per share	$0.77	$0.85	$1.03	$0.88	$3.56

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

Note Q —	Subsequent events (unaudited)

On February 20, 2009, the Company received the necessary Bank Group approval and entered into the Seventh Amendment to the Credit Agreement in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the BMO Facility. Pursuant to the Seventh Amendment, the loan commitment has been revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), EBITDA and fixed charges attributable to Palisades XVI shall be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage ratio has been revised to exclude impairment expense of portfolios of consumer receivables acquired

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2008 and 2007

NOTE Q —	Subsequent events (unaudited) — (Continued)

for liquidation and increase the ratio from a minimum of 1.50 to 1.0 to a minimum of 1.75 to 1.0. The permitted encumbrances under the Credit Agreement were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and the Family Entity. Further, individual portfolio purchases in excess of $7.5 million will now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period will require the consent of the Bank Group. In addition, as the environment continues to be challenging, data received during the second quarter of fiscal 2009 reflects a continued slowness of collections in relation to our estimates. As this data impacts the first quarter of fiscal year 2009, impairments of approximately $21.4 million, are required in the first quarter of fiscal year 2009.

As of January 31, 2009 our debt on the Bank Group facility was $58.7 million, as compared to $84.9 million at September 30, 2008. Our borrowing availability is based on a formula calculated on the age of the receivables. As of December 31, 2008 our borrowing availability was approximately the same level as of September 30, 2008, $18.5 million.

As a result of the actual collections being lower than the minimum collection rates required under the Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the Agreement. In order to resolve these issues, on February 20, 2009, we executed the Fourth Amendment to the Receivables Financing Agreement with BMO. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the previous termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained. The milestones are achieving certain levels of debt as of various dates during the remainder of the agreement.

As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company offered BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s existing senior lending facility or any successor senior facility.

In addition, as further credit support under the Receivables Financing Agreement, the Family Entity offered BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity. The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, except upon the occurrence of certain termination events, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or lenders under any successor senior facility.

On February 12, 2009 the Company announced the closing of the collection facility located in Pennsylvania. Management’s preliminary estimates of the cost related to the closing of the facility will be approximately $250,000 including but not limited to, severance costs for approximately 38 employees. There will be no material impact on the level of collections, as the operations will be shifted to the New Jersey location, or accounts will be outsourced. The event will be treated as restructuring charges in the second quarter of fiscal year 2009.