Form 10-Q
period 2008-12-31
ASTA FUNDING INC
filed 2009-02-26
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 20, 2009, the registrant had approximately 14,271,824 common shares outstanding.

ASTA FUNDING, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,722,000	$3,623,000
Restricted cash	2,247,000	3,047,000
Consumer receivables acquired for liquidation (at net realizable value)	403,808,000	449,012,000
Due from third party collection agencies and attorneys	3,513,000	5,070,000
Investment in venture	384,000	555,000
Furniture and equipment, net	691,000	762,000
Deferred income taxes	22,085,000	15,567,000
Other assets	3,230,000	3,500,000

Total assets	$437,680,000	$481,136,000

LIABILITIES
Debt	$183,856,000	$213,485,000
Subordinated debt — related party	8,246,000	8,246,000
Other liabilities	3,949,000	4,618,000
Dividends payable	286,000	571,000
Income taxes payable	2,012,000	6,315,000

Total liabilities	198,349,000	233,235,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,271,824 shares at December 31, 2008 and 14,276,158 at September 30, 2008	143,000	143,000
Additional paid-in capital	69,466,000	69,130,000
Retained earnings	170,802,000	178,925,000
Accumulated other comprehensive loss	(1,080,000)	(297,000)

Total stockholders’ equity	239,331,000	247,901,000

Total liabilities and stockholders’ equity	$437,680,000	$481,136,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007
Revenues
Finance income, net	$18,416,000	$34,135,000
Other income	32,000	140,000

	18,448,000	34,275,000
Expenses
General and administrative	7,027,000	5,805,000
Interest expense (fiscal year 2009 - Related party — $128,000)	3,170,000	5,941,000
Impairments	21,415,000	—

	31,612,000	11,746,000

(Loss) Income before equity in earnings in venture and income taxes	(13,164,000)	22,529,000
Equity in earnings (loss) in venture	17,000	(77,000)

(Loss) Income before income taxes	(13,147,000)	22,452,000
Provision for income taxes	(5,310,000)	9,138,000

Net (loss) income	$(7,837,000)	$13,314,000

Net (loss) income per share — Basic	$(0.55)	$0.96

Net (loss) income per share — Diluted	$(0.55)	$0.90

Weighted average number of shares outstanding:
Basic	14,271,824	13,918,158

Diluted	14,271,824	14,803,482
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, September 30, 2008	14,276,158	$143,000	$69,130,000	$178,925,000	(297,000)	$247,901,000
Stock based compensation expense	—	—	281,000		—	281,000

Shares forfeited	(4,334)
Tax benefit arising from vesting of restricted stock awards			55,000			55,000
Dividends	—	—		(286,000)		(286,000)
Accumulated other comprehensive (loss), net of tax					(783,000)	(783,000)
Net (loss)	—	—	—	(7,837,000)		(7,837,000)

Balance, December 31, 2008	14,271,824	$143,000	$69,466,000	$170,802,000	(1,080,000)	$239,331,000

See accompanying notes to condensed consolidated financial statements
Comprehensive income is as follows:

	Three Months Ended	Three Months Ended
	12/31/08	12/31/07
Net income (loss)	$(7,837,000)	13,314,000
Other comprehensive loss, net of tax — Foreign currency translation	(783,000)	—

Comprehensive income (loss)	$(8,620,000)	13,314,000

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net (loss) income	$(7,837,000)	$13,314,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,000	196,000
Deferred income taxes	(6,518,000)	3,623,000
Impairments of consumer receivables acquired for liquidation	21,415,000	—
Stock based compensation	281,000	187,000

Changes in:
Other assets	1,000	(620,000)
Due from third party collection agencies and attorneys	1,557,000	(317,000)
Income taxes payable	(4,303,000)	(2,713,000)
Other liabilities	(1,462,000)	447,000

Net cash provided by operating activities	3,493,000	14,117,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(1,078,000)	(37,509,000)
Principal collected on receivables acquired for liquidation	19,212,000	18,320,000
Principal collected on receivables accounts represented by account sales	4,400,000	5,438,000
Foreign exchange effect on receivables acquired for liquidation	1,249,000	—
Cash distribution received from venture	171,000	677,000
Capital expenditures	(19,000)	(62,000)

Net cash provided by (used in) investing activities	23,935,000	(13,136,000)

Cash flows from financing activities:
Tax benefit arising from vesting of restricted stock awards	55,000	—
Changes in restricted cash	800,000	1,539,000
Dividends paid	(571,000)	(557,000)
Repayment of debt	(29,677,000)	(1,039,000)

Net cash used in financing activities used in financing activities	(29,393,000)	(57,000)

Increase (decrease) in cash	(1,965,000)	924,000
Effect of foreign exchange on cash	64,000	—
Cash at the beginning of period	3,623,000	4,525,000

Cash at end of period	$1,722,000	$5,449,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest (fiscal year 2009 — Related party — $128,000 )	$3,405,000	$5,105,000
Income taxes	$4,917,000	$8,198,000
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
Basis of Presentation
The condensed consolidated balance sheets as of December 31, 2008, the condensed consolidated statements of operations for the three month periods ended December 31, 2008 and 2007, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2008 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2008 and 2007, are unaudited. The September 30, 2008 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2008 and September 30, 2008, the results of operations for the three month periods ended December 31, 2008 and 2007 and cash flows for the three month periods ended December 31, 2008 and 2007 have been made. The results of operations for the three month periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
SFAS No. 159 was required to be adopted by the Company on October 1, 2008. Early adoption was permitted; however, the Company did not adopt SFAS No. 159 prior to the required adoption date of October 1, 2008. The Company is required to adopt SFAS No. 159 concurrent with SFAS No. 157, “Fair Value Measurements.” The remeasurement to fair-value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS No. 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.
The Company opted to not apply the fair value option to any of its financial assets or liabilities. If the Company elects to recognize items at fair value as a result of Statement 159, this could result in increased earnings volatility.
In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. Effective October 1, 2008, the Company adopted SFAS No. 157. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not impact the Company’s financial reporting or disclosure requirements.
Reclassifications
Certain items in the prior year’s financial statements have been reclassified to conform to the current period’s presentation.
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
The Company accounts for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” (“Practice Bulletin 6”) was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2008, approximately $166.4 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $237.4 million are accounted for using the cost recovery method.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Three Months Ended December 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	1,078,000	—	1,078,000
Net cash collections from collection of consumer receivables acquired for liquidation	(26,373,000)	(9,882,000)	(36,255,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,348,000)	(3,425,000)	(5,773,000)
Transfer to Cost Recovery	(6,149,000)	6,149,000	—
Impairments	(21,415,000)	—	(21,415,000)
Effect of foreign currency translation		(1,255,000)	(1,255,000)
Finance income recognized (1)	18,169,000	247,000	18,416,000

Balance, end of period	$166,432,000	$237,376,000	$403,808,000

Revenue as a percentage of collections	63.3%	1.9%	43.8%

(1)	Includes $10.2 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	19,916,000	17,593,000	37,509,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(44,896,000)	(5,206,000)	(50,102,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,791,000)	—	(7,791,000)
Finance income recognized (2)	33,836,000	299,000	34,135,000

Balance, end of period	$509,580,000	$49,794,000	$559,374,000

Revenue as a percentage of collections	64.2%	5.7%	59.0%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Includes $11.0 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
As of December 31, 2008 the Company had $403.8 million in Consumer Receivables acquired for Liquidation, of which $166.4 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2009 (nine months remaining)	$50,082,000
September 30, 2010	63,998,000
September 30, 2011	32,749,000
September 30, 2012	15,151,000
September 30, 2013	5,979,000
September 30, 2014 (and thereafter)	687,000

Total	$168,646,000

Deferred revenue	(2,214,000)

Total	$166,432,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2008. Changes in accretable yield for the three month periods ended December 31, 2008 and 2007 are as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
Balance at beginning of period	$58,134,000	$176,615,000
Income recognized on finance receivables, net	(18,169,000)	(33,836,000)
Additions representing expected revenue from purchases	409,000	7,207,000
Transfers to Cost Recovery	(2,477,000)	—
Reclassifications from nonaccretable difference	16,055,000	22,704,000

Balance at end of period	$53,952,000	$172,690,000

During the three months ended December 31, 2008, the Company purchased $47.5 million of face value of charged-off consumer receivables at a cost of $1.1 million. The entire amount is classified under the interest method. At December 31, 2008, the estimated remaining net collections on the receivables purchased in the three months ended December 31, 2008 is $1.3 million, of which $0.9 million represents principal.
As of December 31, 2007, the accretable yield balance at the end of the period included expected income of $74.0 million on the $6.9 billion face value portfolio purchased at a price of $300 million in March 2007 (“the Portfolio Purchase”) and $4.4 million on two other portfolios transferred to cost recovery during the first quarter of fiscal year 2009. For comparative purposes, the accretable yield as of December 31, 2007 excluding the Portfolio Purchase and two other portfolios was $94.3 million.
During the first quarter of fiscal year 2009, two portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain. Finance income was less than 2% of revenue for each of the three month periods ended December 31, 2008 and 2007, respectively, on these portfolios collectively. As a result of the transfer to the cost recovery method, we will not recognize finance income on these two portfolios until their carrying values are recovered. At December 2008 the combined carrying values of these portfolios were $6.1 million. Impairments of approximately $7.4 million were recorded in the first quarter of fiscal year 2009 on these two portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (Continued)
The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2008 and 2007, respectively.

	For the Three Months Ended December 31,
	2008	2007
Gross collections (1)	$65,823,000	$89,256,000

Commissions and fees (2)	23,795,000	31,363,000

Net collections	$42,028,000	$57,893,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts, collections represented by account sales and, for the three month period ended December 31, 2007, the put back of a portfolio and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with its $300 million portfolio purchase in March 2007. Such arrangement was consummated in December 2007. The fee is charged for asset location, skiptracing and ultimately suing debtors in connection with this portfolio purchase.
Note 4: Acquisition
In October 2007, through a newly formed subsidiary, the Company acquired a portfolio of consumer receivables domiciled in South America. The investment in the subsidiary company, substantially all of which was applied to the cost of the portfolio, was approximately $8.6 million in cash.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5: Furniture and Equipment
Furniture and equipment consist of the following as of the dates indicated:

	December 31,	September 30,
	2008	2008
Furniture	$310,000	$310,000
Equipment	2,733,000	2,714,000
Leasehold improvements	105,000	105,000

	3,148,000	3,129,000
Less accumulated depreciation	2,457,000	2,367,000

Balance, end of period	$691,000	$762,000

Note 6: Debt and Subordinated Debt — Related Party
On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with the Bank Group (this amendment and all future amendments referred to as the (“Credit Facility”)) and as a result the credit facility increased to $175 million, from $125 million with an expandable feature which enables the Company to increase the line to $225 million with the consent of a consortium of banks (“the Bank Group”). The line of credit bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The credit line is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the agreement is three years and is to mature in July 2009. The applicable rate at December 31, 2008 and 2007 was 3.25% and 7.25%, respectively. The average interest rate excluding unused credit line fees for the period ended December 31, 2008 and 2007, respectively, was 4.24% and 7.52%. The outstanding balance on this line of credit was approximately $64.1 million as of December 31, 2008. The outstanding balance on this line of credit was approximately $167.4 million as of December 30, 2007. The Company and the Bank Group are in the beginning phase of discussions to renew the current Credit Facility. If, however, a renewal cannot be ultimately agreed to, the Company, at maturity, will consider the sale of assets collateralized by this loan agreement, to satisfy its obligations after July 11, 2009.
On December 4, 2007, the Company signed the Sixth Amendment to the Fourth Amended and Restated Loan Agreement to the Credit Facility with the Bank Group that temporarily increased the total revolving loan commitment from $175 million to $185 million. The temporary increase of $10 million, which was not used, was required to be repaid by February 29, 2008.
On February 20, 2009, the Company entered into the Seventh Amendment to the Credit Facility in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the Bank of Montreal (“BMO”) Facility (as further described below). The level of the Loan Agreement is reduced from $175 million to a low of $80 million. See Note 15: Subsequent Events for more information.
In March 2007, Palisades XVI borrowed approximately $227 million under a new Receivables Financing Agreement (“Receivables Financing Agreement”), as amended in July 2007, December 2007 and May 2008, with BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by the second and third amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.
As of December 31, 2008 and 2007, the outstanding balance on this loan was approximately $119.8 million, and $158.1 million, respectively.
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
On May 19, 2008, Palisades XVI entered into the third amendment to its Receivables Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the second amendment, BMO and Palisades XVI agreed to a more extended amortization schedule than the schedule determined in connection with the second amendment. The effect of this amendment is to extend the payments of the loan which is now scheduled to be repaid by December 2010, approximately nine months longer than the original term. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. The applicable rate was 6.08% and 6.72% at December 31, 2008 and 2007, respectively. The average interest rate of the Receivable Financing Agreement was 7.01% and 6.91% for the period ended December 31, 2008 and 2007, respectively. In addition, on May 19, 2008, the Company entered into an amended and restated Servicing Agreement . The amendment calls for increased documentation, responsibilities and approvals of subservicers engaged by Palisades Collection LLC.
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
As a result of the actual collections being lower than the minimum collection rates required under the Receivables Financing Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the Agreement. In order to resolve these issues, on February 20, 2009, Palisades XVI entered into the fourth amendment to its Receivables Financing Agreement. The effect of this amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month and as an average for each period of three consecutive months and (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011. In addition, the rate will remain the unchanged at approximately 320 basis points over LIBOR, subject to automatic downward adjustments in the future should certain collection milestones be attained. See Note 15: Subsequent Events for more information on this amendment.
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (“the Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the then Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection L.L.C. under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s $175 million revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008.
The Company’s average debt obligation (excluding the subordinated debt —related party) for the periods ended December 31, 2008 and 2007, was approximately $195.1 million, and $321.3 million, respectively. The average interest rate for the Period ended December 31, 2008 and 2007 was 5.98% and 7.20%, respectively.
The Company’s cash requirements have been and will continue to be significant and will depend on external financing to acquire consumer receivables. Acquisitions are financed primarily through cash flows from operating activities and with the Company’s credit facility, which matures on July 11, 2009. At December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, due to the borrowing base required by the Bank Group, the Company was approaching the upper limit of its borrowing capacity. However, with limited purchases of portfolios through the fiscal year ended September 30, 2008, coupled with the $8.2 million of subordinated debt acquired by the Company, availability is approximately $18.5 million at December 31, 2008. Our borrowing availability is limited to a formula based on the age of the receivables. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, the limited availability coupled with slower collections has had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.
If the Company’s collections deteriorate below our lowest projections, the Company might need to secure another source of funding in order to satisfy its working capital needs, downsize its operations, or secure financing on terms that are not favorable to the Company. However, the Company believes its net cash collections over the next twelve months will be sufficient to cover its operating expenses.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s debt and subordinated debt — related party at December 31, 2008 and September 30, 2008 are summarized as follows:

			December 31, 2008
			Stated	Average
	December 31,	September 30,	Interest	Interest
	2008	2008	Rate	Rate
Credit Facility	$64,052,000	$84,934,000	3.25%	4.24%
Receivables Financing Agreement	119,804,000	128,551,000	6.08%	7.01%

Total debt	$183,856,000	$213,485,000	n/a	5.98%

Subordinated debt — related party	$8,246,000	$8,246,000	6.25%	6.25%

Note 7: Commitments and Contingencies
Employment Agreements
We have employment agreements with two executives. Such agreements provide for base salary payments as well as bonuses. The agreements also contain confidentiality and non-compete provisions. Please refer to Part III of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, under the caption “Executive Compensation” for additional information.
Leases
The Company is a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey; Bethlehem, Pennsylvania; and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information. On February 12, 2009, the Company announced that it was closing the collection facility located in Pennsylvania (see Note 15: Subsequent Events for more information).
Litigation
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
(Unaudited)
Note 8: Income Recognition, Impairments and Commissions and Fees
Income Recognition
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
Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). SOP 03-3 (and the amended Practice Bulletin 6) requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. SOP 03-3 initially freezes the internal rate of return (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under SOP 03-3 and the amended Practice Bulletin 6, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.
The Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as finance income when received.
Impairments
The Company accounts for its impairments in accordance with SOP 03-3. This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairments. SOP 03-3 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $21.4 million were recorded during the quarter ended December 31, 2008. $7.4 million in impairments is related to two portfolios transferred to the cost recovery method. One portfolio is made up of unsecured installment loans domiciled outside the United States. Due to local market conditions, the future cash flows of this portfolio became increasingly unpredictable. The other portfolio is made up of retail installment contracts that have not followed the performance curves provided by our servicer with experience in this area of the market. Based upon the forecasts not being as reliable as first forecasted we transferred both of these portfolios to the cost recovery method. The remaining impairments relate to the timing of and, or, the amount of collection projected to be below our original expectations. There were no impairments recorded in the quarter ended December 31, 2007.
Our analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:
•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. We have found that there are better states to try to collect receivables and we factor in both better and worse states when establishing our initial cash flow expectations;

•	the average balance of the receivables influence our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for our law suit strategy and thus yield better results over the longer term. As we have significant experience with both types of balances, we are able to factor these variables into our initial expected cash flows;

•	the age of the receivables, the number of days since charge-off, the payments, if any, since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process since, for example, older receivables might be more difficult to collect in amount and/or require more time to collect;

•	past history and performance of similar assets acquired. As we purchase portfolios of like assets, we accumulate a significant historical data base on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	our ability to analyze accounts and resell accounts that meet our criteria;

•	jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the suit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. We believe that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor will pay to clear title or release a lien. We also believe that these debtors generally might take longer to repay and that is factored into our initial expected cash flows; and

•	credit standards of issuer.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Note 9: Income Taxes
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) compensation expense related to stock options exercised. The provision for income tax expense for the three month periods ending December 31, 2008 and 2007, respectively, reflects income tax (benefit) expense at an effective rate of (40.3%) and 40.7%, respectively.
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
The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2008 and 2007:

	2008			2007
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount
Basic	$(7,837,000)	14,271,824	$(0.55)	$13,314,000	13,918,158	$0.96

Effect of Dilutive Stock		—			885,324

Diluted	$(7,837,000)	14,271,824	$(0.55)	$13,314,000	14,803,482	$0.90

At December 31, 2008, 1,036,438 options at a weighted average exercise price of $11.68 were not included in the diluted earnings per share calculations as they were antidilutive. There were no antidilutive securities at December 31, 2007.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11: Stock Based Compensation
The Company accounts for stock-based employee compensation under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2005), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.
There were no stock awards in the first quarter of fiscal years 2009 and 2008.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stock Option Plans — (Continued)
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 were available as of December 31, 2008. As of December 31, 2008, approximately 145 of the Company’s employees were eligible to participate in the Equity Compensation Plan. On January 17, 2008 the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock. These shares vest in three equal annual installments starting on October 1, 2008.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 394,334 were available as of December 31, 2008. As of December 31, 2008, approximately 145 of the Company’s employees were eligible to participate in the 2002 Plan.
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
The following table summarizes stock option transactions under the 2002 Stock Option Plan and the 1995 Stock Plan (no options have been issued under the Equity Compensation Plan):

	Three Months Ended December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,037,438	$11.69	1,337,438	$9.39
Options granted	0	0	0	0
Options exercised	0	0	0	0
Options forfeited	(1,000)	28.75	0	0

Outstanding options at the end of period	1,036,438	$11.68	1,337,438	$9.39

Exercisable options at the end of period	1,031,438	$11.59	1,325,438	$9.21

The following table summarizes information about the 2002 Stock Option Plan and the 1995 Stock Option Plan outstanding options as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Average
	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$0.8125 – $2.8750	300,000	1.7	$2.63	300,000	$2.63
$2.8751 – $5.7500	106,667	3.8	4.73	106,667	4.73
$5.7501 – $8.6250	12,000	2.9	5.96	12,000	5.96
$14.3751 – $17.2500	218,611	4.9	15.04	218,611	15.04
$17.2501 – $20.1250	382,160	5.8	18.22	382,160	18.22
$25.8751 – $28.7500	17,000	8.0	28.75	12,000	28.75

	1,036,438	4.5	$11.68	1,031,438	$11.59

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12: Stock Option Plans — (Continued)
The Company recognized $23,000 of compensation expense related to the stock option grants during each of the three month periods ended December 31, 2008 and 2007. As of December 31, 2008 there was $20,000 of unrecognized compensation cost related to stock option awards.
There was no intrinsic value of the outstanding and exercisable options as of December 31, 2008.
The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2008		2007
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	61,339	$23.06	45,333	$28.75
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(4,334)	21.81	—	—

Unvested at the end of period	57,005	$23.75	45,333	$28.75

The Company recognized $258,000 and $164,000 of compensation expense related to the restricted stock awarded during the three month periods ended December 31, 2008 and 2007, respectively. As of December 31, 2008 there was $807,000 of unrecognized compensation cost related to restricted stock awards.
Note 13: Stockholders Equity
During September 2008 the Company declared a cash dividend aggregating $557,000 ($0.04 per share) which was paid November 1, 2008. In December 2008, the Company declared a quarterly dividend of $0.02 per share, or $286,000, for shareholders of record as of December 28, 2008, which was paid on February 2, 2009. As of December 31, 2008 stockholders equity includes an amount for other comprehensive loss of $1.0 million which relates to the Company’s investment in a company domiciled on South America.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 15: Subsequent Events
On February 20, 2009, the Company entered into the Seventh Amendment to the Credit Facility in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the BMO Facility. Pursuant to the Seventh Amendment, the loan commitment has been revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), EBITDA and fixed charges attributable to Palisades XVI shall be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage ratio has been revised to exclude impairment expense of portfolios of consumer receivables acquired for liquidation and increase the ratio from a minimum of 1.50 to 1.0 to a minimum of 1.75 to 1.0. The permitted encumbrances under the Credit Facility were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and the Family Entity. Further, individual portfolio purchases in excess of $7.5 million will now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period will require the consent of the Bank Group.
As a result of the actual collections being lower than the minimum collection rates required under the Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the Agreement. In order to resolve these issues, on February 20, 2009, the Company executed the Fourth Amendment to the Receivables Financing Agreement with BMO. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the previous termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.
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
On February 12, 2009 the Company announced the closing of the collection facility located in Pennsylvania by the end of the second fiscal quarter of 2009. Management’s preliminary estimate of the cost related to the closing of the facility is $250,000 including, but not limited to, severance costs for approximately 38 employees. The lease on the facility is scheduled to expire on December 31, 2009. There will be no material impact on the level of collections, as the operations will be shifted to the New Jersey location, or accounts will be outsourced. The cost of this closure will be recorded in the second quarter of fiscal year 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward Looking Statements
This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K for the year ended September 30, 2008, and other reports filed with the Securities and Exchange Commission (“SEC”), and the additional “Risk Factors” detailed in Part II Item 1A, herein.
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
The Company accounts for its investment in finance receivables using the interest method under the guidance of AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” (“Practice Bulletin 6”) was amended by SOP 03-3. Under the guidance of SOP 03-3 (and the amended Practice Bulletin 6), static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:
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

Results of Operations
The three-month period ended December 31, 2008, compared to the three-month period ended December 31, 2007.
Finance income. For the three months ended December 31, 2008, finance income decreased $15.7 million or 46.1% to $18.4 million from $34.1 million for the three months ended December 31, 2007. As collections have slowed, and the environment for collections is challenging, our finance income decreased, also in part due, to the transfer of the purchase of the $6.9 billion in face value receivables for a purchase price of $300 million in March of 2007 (the “Portfolio Purchase”) from the interest method to the cost recovery method in the third quarter of fiscal year 2008. Finance income of $8.8 million was recognized in the first quarter of fiscal year 2008 as compared to zero revenue recognized this fiscal year. In addition, the average balance of consumer receivables acquired for liquidation decreased from $552.5 million for the three month period ended December 31, 2007 to $427.7 million for the three month period ended December 31, 2008. The decrease was caused by the impairments recorded in the first quarter of fiscal year 2009 and the decline in portfolio purchases in the final three quarters of fiscal year 2008 and continuing through the first quarter of 2009. As the Company significantly curtailed its portfolio purchasing during this period, purchasing only $1.1 million in new portfolios in the current quarter as compared to $37.5 million in the first quarter of fiscal year 2008, there was a significant decline of finance income in the current quarter.
During the first quarter of fiscal year 2009, gross collections decreased 26. 3% to $65.8 million from $89.3 million for the three months ended December 31, 2007. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $7.7 million, or 24.4%, to $23.7 million from $31.4 million for the three months ended December 31, 2008 as compared to the same prior year period, consistent with the decrease in gross collections. Commissions and fees amounted to 36.0% of gross collections for the three month period ended December 31, 2008, compared to 35.1% in the same period of the prior year. Net collections for the three months ended December 31, 2008 decreased 27.3% to $42.1 million from $57.9 million for the same prior year period.
Income from fully amortized portfolios (zero basis revenue) was $10.1 million for the three month period ended December 31, 2008, compared to $11.0 million for the three month period ended December 31, 2007.
During the first quarter of fiscal year 2009, two portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain. One of the portfolios is related to unsecured installment loans domiciled outside the United States. Due to local market conditions, the future cash flows of this portfolio became increasingly unpredictable. The other portfolio is made up of retail installment contracts that have not followed the performance curves provided by our servicer with experience in this area of the market. Based upon the forecasts not being as reliable as first forecasted we transferred both of these portfolios to the cost recovery method. Finance income was less than 2% of revenue for each of the three month periods ended December 31, 2008 and 2007, respectively, on these portfolios collectively. As a result of the transfer to the cost recovery method, we will not recognize finance income on these two portfolios until their carrying values are recovered. At December 2008 the combined carrying values of these portfolios were $6.1 million. Impairments of approximately $7.4 million were recorded in the first quarter of fiscal year 2009 on these two portfolios.
Other income. Other income of $32,000 and $140, 000 for three month periods ended December 31, 2008 and 2007, respectively includes interest income from banks and service fee income.
General and Administrative Expenses. During the three-month period ended December 31, 2008, general and administrative expenses increased $1.2 million or 21.1% to $7.0 million from $5.8 million for the three-months ended December 31, 2007, and represented 22.2% of total expenses (excluding income taxes) for the three-month period ended December 31, 2008, as compared to 49.4% for the three- month period ended December 31, 2007. The increase in general and administrative expenses was due to an increase in collection expenses that resulted from a greater number of legal settlements. Additionally, amortization expense was higher due to loan amendments and related legal fees incurred during the second half of fiscal year 2008. Furthermore, stock based compensation expense increased in the first quarter of fiscal year 2009 as compared to the same prior year period.
Interest Expense. During the three-month period ended December 31, 2008, interest expense decreased $2.7 million or 46.6% from $5.9 million to $3.2 million for the same period in the prior year and represented 10.0% of total expenses (excluding income taxes) for the three-month period ended December 31, 2008 as compared to 50.6% for the three-month period ended December 31, 2007. The lower interest expense in the 2008 fiscal quarter is primarily a reflection of decreased borrowings. In addition to the continuing paydown of the BMO loan, lower borrowings on our credit facility are attributable to reduced portfolio purchasing requirements. Additionally, interest rates on total average debt are lower in the current fiscal quarter compared to that in the same prior year quarter (a 5.98% average rate on total debt, excluding the subordinated debt – related party as compared to a 7.20% average rate last year).
Impairments. The Company recorded impairments of $21.4 million for the three-month period ended December 31, 2008, which represents 67.8% of total expense (excluding income taxes). Of the $21.4 million of impairments, $7.4 million related to the two portfolios transferred to the cost recovery method, as more fully described under Finance income, above. The remaining impairments relate the timing and, or, the amount of collections projected to be below our original expectations. There were no impairments recorded during the three-month period ended December 31, 2007.

Liquidity and Capital Resources
Our primary source of cash from operations is collections on the receivable portfolios we have acquired. Our primary uses of cash include repayments under our line of credit, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, dividends and taxes. Management believes the results of operations will provide enough liquidity to meet our obligations of the business and be in compliance with debt covenants. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer accounts receivable portfolios. As of December 31, 2008, we had a $175 million line of credit with a consortium of banks (“the Bank Group) for portfolio purchases (“the Credit Facility”). The Credit Facility bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The Credit Facility is collateralized by all portfolios of consumer receivables acquired for liquidation and all other assets of the Company excluding the assets of Palisades Acquisition XVI, LLC, a wholly-owned subsidiary of the Company (“Palisades XVI”), and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of December 31, 2008, there was a $64.1 million outstanding balance under this facility and availability of $18.5 million. Our borrowing availability is based on a formula calculated on the age of the receivables. Availability has remained at approximately the same level as the end of the fiscal year. The balance outstanding at December 31, 2007 was $167.4 million. Although we are within the borrowing limits of this facility, there are certain limitations in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. On March 30, 2007 the Company signed the Third Amendment to the Fourth Amended and Restated Loan Agreement (this and all future amendments referred to as (“the Credit Facility”)) with the Bank Group that amended certain terms of the Credit Facility, whereby the parties agreed to a Temporary Overadvance of $16 million to be reduced to zero on or before May 17, 2007. In addition, the parties agreed to an increase in interest rate to LIBOR plus 275 basis points for LIBOR loans, an increase from 175 basis points. The rate is subject to adjustment each quarter upon delivery of results that evidence a need for an adjustment. As of May 7, 2007, the Temporary Overadvance was approximately $12 million. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Facility whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Credit Facility with the Bank Group that amended certain terms of the Credit Agreement whereby the parties agreed to further amend the definition of the Borrowing Base and increase the advance rates on portfolio purchases allowing the Company more borrowing availability within the $175 million upper limit. On December 4, 2007, the Company signed the Sixth Amendment to the Credit Facility with the Bank Group that temporarily increased the total revolving loan commitment from $175 million to $185 million. If utilized, the increase of $10 million was required to be repaid by February 29, 2008. The temporary increase was not used.
The term of the Credit Facility ends July 11, 2009. If the loan agreement cannot be renewed at maturity, we believe we can sell any of the assets secured by this line of credit, which is all assets of the Company except those owned by Palisades XVI. On February 20, 2009, the Company and the Bank Group entered into the Seventh Amendment to Fourth Amended and Restated loan Agreement. See below for more information.
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
The remaining $225 million was paid on March 5, 2007 by borrowing approximately $227 million (inclusive of transaction costs) under the Receivables Financing Agreement entered into by Palisades XVI with BMO as the funding source, and consists of debt with full recourse only to Palisades XVI, bore an interest rate of approximately 170 basis points over LIBOR at the inception of the agreement. The term of the original agreement was three years. All proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The Portfolio Purchase is serviced by Palisades Collection, LLC, a wholly owned subsidiary of the Company, which has also engaged several unrelated subservicers. As of December 31, 2008, there was a $119.8 million outstanding balance under this facility.
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

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (“ the Family Entity”). The loan is in the aggregate principal amount of $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. Interest expense on this loan was $154,000 from the inception of the loan through September 30, 2008.
The subordinated loan was incurred by the Company to resolve certain issues described below. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the Bank Group on June 13, 2008. This facility is secured by the Bank Group Collateral, other than the assets of Palisades XVI, which was separately financed by the BMO Facility.
The Servicer that provides servicing for certain portfolios within the Bank Group Collateral, was also engaged by Palisades Collection, LLC, after the initial purchase of the Portfolio Purchase in March 2007, to provide certain management services with respect to the portfolios owned by Palisades XVI and financed by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, lag the costs and fees which are expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as is the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the current economic environment, (b) the fact that Palisades Collection believed that it would be desirable to engage the Servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigations and incur court costs at a faster rate than initially budgeted. The agreements with the Servicer call for a 3%fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company pays the Servicer a monthly fee of $275,000 for twenty-five months commencing May 2007 for its consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase. The Servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to the Servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the Servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors have to date exceeded amounts available to pay the Servicer from collections received by the Servicer on the Portfolio Purchase on a current basis. The Company considered the effects of these trends on portfolio valuation.
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
The Company determined to remedy any shortfall in the receipts due to the Bank Group by obtaining the $8.2 million subordinated loan from the Family Entity and causing the proceeds of the loan to be delivered to the Bank Group and not to pursue a dispute with the Servicer at this time. The Company believed that avoiding a dispute with the Servicer was in its best interests. Although we have not experienced an increase in collections as of December 31, 2008, the arrangement should improve collections on the Portfolio Purchase.
On April 29, 2008, the Company entered into a letter agreement with the Bank Group in which the Bank Group consented to the Subordinated Loan from the Family Entity. On January 18, 2009, the Company entered into amended agreements with the Servicer pursuant to which the Servicer agreed that it will not make any further setoffs against collections. The Company believes that any future sums due to the Servicer will be available from the cash flow of the Portfolio Purchase.

On February 20, 2009, the Company entered into the Seventh Amendment to the Credit Facility in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the BMO Facility. Pursuant to the Seventh Amendment, the loan commitment has been revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. In addition, the Company shall pay interest to the Bank Group at the following rates: the lesser of LIBOR plus an applicable margin or the prime rate plus an applicable margin per annum or, at the election of the Company, the applicable LIBOR Rate plus the Applicable LIBOR Margin per annum, based on the aggregate Advances outstanding from time to time; provided, however, at no time shall the interest rate be less than five hundred (500) basis points per annum. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), EBITDA and fixed charges attributable to Palisades XVI shall be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage has been revised to exclude impairment expense of portfolios of consumer receivables acquired for liquidation and increase the ratio from a minimum of 1.50 to 1.0 to a minimum of 1.75 to 1.0. In addition, the Seventh Amendment provides that a qualification on the Company’s audited financial statements, as consolidated, resulting solely from the Bank Group maturity date being scheduled to occur in less than one year shall not be deemed to violate the Credit Agreement. The permitted encumbrances under the Credit Agreement were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and the Family Entity. Further, individual portfolio purchases in excess of $7.5 million will now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period will require the consent of the Bank Group. The Company and the Bank Group are in the beginning phase of discussions to renew the current Loan Agreement. If, however, a renewal cannot be ultimately agreed to, the Company, at maturity, will consider the sale of assets collateralized by this loan agreement, to satisfy its obligations after July 11, 2009.
As a result of the actual collections being lower than the minimum collection rates required under the Receivables Financing Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the Receivables Financing Agreement. In order to resolve these issues, on February 20, 2009, we executed the Fourth Amendment to the Receivables Financing Agreement with BMO. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.
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

As of December 31, 2008, our cash decreased $1,901,000 to $1.7 million from $3.6 million at September 30, 2008, including a $64,000 positive effect of foreign exchange on cash. The decrease in cash during the fiscal year ended September 30, 2008, was due to a decrease in net cash provided by operating activities for the period and a decrease in cash flows from financing activities offset by an increase in cash flows from investing activities due to the decrease in the purchases of accounts acquired for liquidation.
Net cash provided by operating activities was $3.5 million during the three months ended December 31, 2008, compared to net cash provided by operating activities of $14.1 million during the three months ended December 31, 2007. The decrease in net cash provided by operating activities was primarily due to an increase in deferred taxes during the three months ended December 31, 2008, as compared to the same prior year period. The decrease in net income is essentially the result of the recording of impairments during the three months ended December 31, 2008, a non-cash item. Net cash provided by investing activities was $23.9 million during the three months ended December 31 as compared to $13.1 million net cash used in investing activities for the same prior year period. The primary reason for the increase in cash provided by investing activities is the reduction in the purchase of consumer receivables acquired for liquidation from $37.5 million in the fiscal 2008 quarter to $1.1 million in the fiscal 2009 quarter. The foreign exchange effect on receivables acquired for liquidation was mostly offset by the reduced cash distribution received from our investment in venture. Net cash used in financing activities was $29.4 million during the three-months ended December 31, 2008, compared to $57,000 during the three-months ended December 31, 2007. The change in cash flows from financing activities is primarily due to the increased repayments of debt during the three month period ended December 31, 2008 of $29.7 million as compared to repayments of $1.0 million during the three month period ended December 31, 2007.
Our cash requirements have been and will continue to be significant. Our primary uses of cash include repayments under our line of credit, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, dividends and taxes. We depend on external financing and cash generated from operations to acquire consumer receivables. These acquisitions were financed primarily through cash flows from operating activities and with our credit facility. As the collection environment continues to be challenging, we may be required to seek additional funding. This coupled with slower collections could have a negative impact on our ability to purchase new portfolios for future growth.
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

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Three Months Ended December 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	1,078,000	—	1,078,000
Net cash collections from collection of consumer receivables acquired for liquidation	(26,373,000)	(9,882,000)	(36,255,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,348,000)	(3,425,000)	(5,773,000)

Transfer to Cost Recovery	(6,149,000)	6,149,000	—
Impairments	(21,415,000)	—	(21,415,000)
Effect of foreign currency translation		(1,255,000)	(1,255,000)
Finance income recognized (1)	18,169,000	247,000	18,416,000

Balance, end of period	$166,432,000	$237,376,000	$403,808,000

Revenue as a percentage of collections	63.3%	1.9%	43.8%

(1)	Includes $10.2 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2007
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	19,916,000	17,593,000	37,509,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(44,896,000)	(5,206,000)	(50,102,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,791,000)	—	(7,791,000)
Finance income recognized (2)	33,836,000	299,000	34,135,000

Balance, end of period	$509,580,000	$49,794,000	$559,374,000

Revenue as a percentage of collections	64.2%	5.7%	59.0%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Includes $11.0 million derived from fully amortized interest method pools.
Additional Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the three months ended December 31, 2008, we purchased portfolios with an aggregate purchase price of $1.1 million, having a face value of $47.5 million. During the three months ended December 31, 2007, we purchased $1.1 billion of face value portfolios with an aggregate purchase price of $37.5 million.

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
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2008	$5,773,000	$1,373,000

Three months ended December 31, 2007	$7,791,000	$2,353,000
Portfolio Performance (1)
(Interest method portfolios only)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,349,000	$0	$105,349,000	162%
2002	36,557,000	47,889,000	0	47,889,000	131%
2003	115,626,000	206,023,000	2,325,000	208,348,000	180%
2004	103,743,000	173,872,000	2,400,000	176,272,000	170%
2005	126,023,000	189,962,000	33,072,000	223,034,000	177%
2006	177,165,000	211,894,000	74,614,000	286,508,000	162%
2007	109,235,000	64,235,000	88,653,000	152,888,000	140%
2008	25,622,000	17,686,000	18,000,000	35,686,000	139%
2009	1,078,000	187,000	1,320,000	1,507,000	140%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

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
SFAS No. 159 was required to be adopted by the Company on October 1, 2008. Early adoption was permitted; however, the Company did not adopt SFAS No. 159 prior to the required adoption date of October 1, 2008. The Company is required to adopt SFAS No. 159 concurrent with SFAS No. 157, “Fair Value Measurements.” The remeasurement to fair-value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS No. 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.
The Company opted to not apply the fair value option to any of its financial assets or liabilities. If the Company elects to recognize items at fair value as a result of Statement 159, this could result in increased earnings volatility.
In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. Effective October 1, 2008, the Company adopted SFAS No. 157. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not impact the Company’s financial reporting or disclosure requirements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2008, our $175 million credit facility and our Receivable Financing Agreement, all of which is variable debt, had an outstanding balance of $64.1 million and $119.8 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the current quarter by approximately $122,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

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
Item 1A. Risk factors
There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on February 20, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits.

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)
Date: February 26, 2009	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2009	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.