Form 10-Q/A
period 2007-03-31
ASTA FUNDING INC
filed 2009-03-13
CIK 1001258

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
Former name, former address and former fiscal year, if changed since last report: N/A
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑
As of March 10, 2009, the registrant had 14,271,824 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q/A
Amendment No. 1
EXPLANATORY NOTE
     This amendment on Form 10-Q/A is being filed to include as Exhibit 10.4, the full non-redacted Subserving Agreement dated March 2, 2007 between Palisades Collection, LLC as Servicer and Wolpoff & Abramson, LLP as the Subservicer which replaces the redacted subservicer agreement included in our Report on Form 10-Q for the period ended March 31, 2007 as Exhibit 10.4. Our request for confidentiality on Exhibit 10.4 as previously filed, was denied by the Securities & Exchange Commission. Wolpoff & Abramson has since merged into Mann Bracken, which Palisades Collection LLC continues to engage as a subservicer.

ASTA FUNDING, INC. AND SUBSIDIARIES
FORM 10-Q/A
Amendment No. 1
For the Quarter Ended March 31, 2007
INDEX

Item 6. Exhibits
Signatures
Exhibit 10.4 — Subservicing Agreement dated March 2, 2007
Exhibit 31.1 — Section 302 Certificate of Principal Executive Officer
Exhibit 31.2 — Section 302 Certificate of Principal Financial Officer
Exhibit 32.1 — Section 906 Certificate of Principal Executive Officer
Exhibit 32.2 — Section 906 Certificate of Principal Financial Officer
EX-10.4: SUBSERVICING AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number

10.4	Subservicing Agreement dated March 2, 2007

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)
Date: March 12, 2009	By:	/s/ Gary Stern
Gary Stern, Chairman
President, Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2009	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)