Form 10-K/A
period 2008-09-30
ASTA FUNDING INC
filed 2009-03-13
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-26906
ASTA FUNDING, INC.
(Exact Name of Registrant Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3388607 (I.R.S. Employer Identification No).

210 Sylvan Avenue, Englewood
Cliffs, NJ	07632
(Address of principal executive offices)	(Zip Code)
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
     As of March 10, 2008, the registrant had 14,271,824 shares of Common Stock issued and outstanding.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-23.2: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FORM 10-K/A

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended September 30, 2008 (the “Annual Report”) is being filed to include Exhibit 23.1 and Exhibit 23.2 the Consent of Independent Registered Public Accounting Firm, which were inadvertently left out of the Annual Report on Form 10-K filed with Securities and Exchange Commission on February 20, 2009.Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.
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

2

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
     2. Exhibits

Exhibit
Number

23.1	Consent of the Independent Registered Public Accounting Firm

23.2	Consent of the Independent Registered Public Accounting Firm

31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.
By:	/s/ Gary Stern
Gary Stern
Chairman, President and Chief Executive Officer (Principal Executive Officer) Dated: March 12, 2009

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	Chairman, President, Chief Executive Officer and Director	March 12, 2009

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer Principal Financial and Accounting Officer	March 12, 2009

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	March 12, 2009

/s/ Herman Badillo Herman Badillo	Director	March 12, 2009

/s/ Edward Celano Edward Celano	Director	March 12, 2009

/s/ Harvey Leibowitz Harvey Leibowitz	Director	March 12, 2009

/s/ David Slackman David Slackman	Director	March 12, 2009

/s/ Louis A. Piccolo Louis A. Piccolo	Director	March 12, 2009