Form 10-Q
period 2009-03-31
ASTA FUNDING INC
filed 2009-05-08
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
The registrant is not yet subject to this requirement.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer as in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of May 4, 2009, the registrant had 14,271,824 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,635,000	$3,623,000
Restricted cash	2,736,000	3,047,000
Consumer receivables acquired for liquidation (at net realizable value)	368,223,000	449,012,000
Due from third party collection agencies and attorneys	3,723,000	5,070,000
Income taxes receivable	954,000	—
Investment in venture	187,000	555,000
Furniture and equipment, net	596,000	762,000
Deferred income taxes	23,917,000	15,567,000
Other assets	3,265,000	3,500,000

Total assets	$406,236,000	$481,136,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$160,084,000	$213,485,000
Subordinated debt — related party	8,246,000	8,246,000
Other liabilities	2,931,000	4,618,000
Dividends payable	285,000	571,000
Income taxes payable	393,000	6,315,000

Total liabilities	171,939,000	233,235,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,271,824 at March 31, 2009 and 14,276,158 at September 30, 2008	143,000	143,000
Additional paid-in capital	69,853,000	69,130,000
Accumulated other comprehensive loss	(1,048,000)	(297,000)
Retained earnings	165,349,000	178,925,000

Total stockholders’ equity	234,297,000	247,901,000

Total liabilities and stockholders’ equity	$406,236,000	$481,136,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Revenues:
Finance income, net	$18,104,000	$33,878,000	$36,520,000	$68,013,000
Other income	22,000	4,000	54,000	144,000

	18,126,000	33,882,000	36,574,000	68,157,000

Expenses:
General and administrative	6,345,000	7,124,000	13,372,000	12,929,000
Interest (fiscal year 2009 — Related party — Period ended March 31, 2009 — Three months, $128,000; Six months, $256,000)	1,954,000	4,711,000	5,124,000	10,652,000
Impairments	18,429,000	35,000,000	39,844,000	35,000,000

	26,728,000	46,835,000	58,340,000	58,581,000

(Loss) income before equity in loss of venture and income tax	(8,602,000)	(12,953,000)	(21,766,000)	9,576,000

Equity in loss of venture	(72,000)	(1,000)	(55,000)	(78,000)

(Loss) income before income tax (benefit)	(8,674,000)	(12,954,000)	(21,821,000)	9,498,000

Income tax (benefit) expense	(3,506,000)	(5,247,000)	(8,816,000)	3,891,000

Net (loss) Income	$(5,168,000)	$(7,707,000)	$(13,005,000)	$5,607,000

Net (loss) income per share:

Basic	$(0.36)	$(0.54)	$(0.91)	$0.40
Diluted	$(0.36)	$(0.54)	$(0.91)	$0.38

Weighted average number of common shares outstanding:
Basic	14,271,824	14,201,674	14,271,824	14,059,142
Diluted	14,271,824	14,201,674	14,271,824	14,742,549
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, September 30, 2008	14,276,158	$143,000	$69,130,000	$178,925,000	$(297,000)	$247,901,000

Stock based compensation expense	—	—	649,000	—	—	649,000

Restricted shares forfeited	(4,334)	—	—	—	—	—

Tax benefit arising from exercise of non- qualified stock options	—	—	74,000	—	—	74,000

Dividends	—	—	—	(571,000)	—	(571,000)
Other comprehensive loss, net of tax					(751,000)	(751,000)
Net loss	—		—	(13,005,000)		(13,005,000)

Balance, March 31, 2009	14,271,824	$143,000	$69,853,000	$165,349,000	$(1,048,000)	$234,297,000

Comprehensive income is as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net (loss) income	$(13,005,000)	$5,607,000
Other comprehensive loss, Net of tax — Foreign Currency translation	(751,000)	—

Comprehensive (loss) income	$(13,756,000)	$5,607,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(13,005,000)	$5,607,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803,000	549,000
Deferred income taxes	(8,350,000)	(10,116,000)
Impairments of consumer receivables acquired for liquidation	39,844,000	35,000,000
Stock based compensation	649,000	450,000

Changes in:
Due from third party collection agencies and attorneys	1,347,000	(302,000)
Income taxes receivable and income taxes payable	(6,876,000)	3,236,000
Other assets	(369,000)	(361,000)
Other liabilities	(2,473,000)	(3,978,000)

Net cash provided by operating activities	11,570,000	30,085,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,688,000)	(41,307,000)
Principal collected on receivables acquired for liquidation	37,587,000	32,199,000
Principal collected on receivable accounts represented by account sales	4,856,000	7,475,000
Foreign exchange effect on receivables acquired for liquidation	1,185,000	—
Cash distributions received from venture	368,000	878,000
Capital expenditures	(34,000)	(155,000)

Net cash provided by (used in) investing activities	41,274,000	(910,000)

Cash flows from financing activities:
Proceeds from exercise of options	—	425,000
Tax benefit arising from non-qualified options	74,000	2,541,000
Change in restricted cash	311,000	646,000
Dividends paid	(856,000)	(1,114,000)
Repayments of debt, net	(53,423,000)	(32,609,000)

Net cash used in financing activities	(53,894,000)	(30,111,000)

Decrease in cash	(1,050,000)	(936,000)
Effect of foreign exchange on cash	62,000	—
Cash at the beginning of period	3,623,000	4,525,000

Cash at end of period	$2,635,000	$3,589,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest (fiscal year 2009 Related party — $256,000)	$5,601,000	$10,836,000
Income taxes	$5,814,000	$8,198,000
See accompanying notes to condensed consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Business
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”) is engaged in the business of purchasing, and managing for its own account, distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts, telecommunication accounts and auto deficiency receivables, which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.
Basis of Presentation
The condensed consolidated balance sheets as of March 31, 2009, the condensed consolidated statements of operations for the six and three month periods ended March 31, 2009 and 2008, the condensed consolidated statement of stockholders’ equity as of March 31, 2009 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2009 and 2008, are unaudited. The September 30, 2008 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Form 10-K/A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2009 and September 30, 2008, the results of operations for the six and three month periods ended March 31, 2009 and 2008 and cash flows for the six month periods ended March 31, 2009 and 2008 have been made. The results of operations for the six and three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.
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
In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 expands disclosures for fair value of financial instruments that are within the scope of FASB statement number 107 (“SFAS 107”) and now requires the FAS 107 fair value disclosures in interim period reports. The FSP is effective for interim reporting periods ending after June 15, 2009.
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
Reclassifications
Certain items in the prior year’s financial statements have been reclassified to conform to current the period’s presentation.

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
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2009, approximately $137.5 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $230.7 million are accounted for using the cost recovery method.

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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Six Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	2,681,000	7,000	2,688,000
Net cash collections from collection of consumer receivables acquired for liquidation	(51,463,000)	(20,853,000)	(72,316,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,075,000)	(3,572,000)	(6,647,000)
Transfer to cost recovery	(10,128,000)	10,128,000	—
Impairments	(39,844,000)	—	(39,844,000)
Effect of foreign currency translation	—	(1,190,000)	(1,190,000)
Finance income recognized (1)	35,856,000	664,000	36,520,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	65.7%	2.7%	46.2%

(1)	Includes $20.6 million derived from fully amortized interest method pools.

	For the Six Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	20,155,000	21,152,000	41,307,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(87,703,000)	(7,330,000)	(95,033,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(12,654,000)	—	(12,654,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (2)	67,310,000	703,000	68,013,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	67.1%	9.6%	63.2%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Includes $23.9 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	For the Three Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$166,432,000	$237,376,000	$403,808,000
Acquisitions of receivable portfolios, net	1,603,000	7,000	1,610,000
Net cash collections from collections of consumer receivables acquired for liquidation	(25,090,000)	(10,971,000)	(36,061,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(727,000)	(147,000)	(874,000)
Transfer to cost recovery	(3,979,000)	3,979,000	—
Impairments	(18,429,000)	—	(18,429,000)
Effect of foreign currency translation	—	65,000	65,000
Finance income recognized (1)	17,687,000	417,000	18,104,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	68.5%	3.8%	49.0%

(1)	Includes approximately $10.5 million derived from fully amortized interest method pools.

	For the Three Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$509,580,000	$49,794,000	$559,374,000
Acquisitions of receivable portfolios, net	239,000	3,559,000	3,798,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,807,000)	(2,124,000)	(44,931,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,863,000)	—	(4,863,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (1)	33,474,000	404,000	33,878,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	70.2%	19.0%	68.0%

(1)	Includes $12.2 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
As of March 31, 2009, the Company had $368,223,000 in Consumer Receivables acquired for Liquidation, of which $137,497,000 are being accounted for on the accrual basis. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2009 (six months ending)	$23,969,000
September 30, 2010	55,441,000
September 30, 2011	30,869,000
September 30, 2012	19,710,000
September 30, 2013	9,008,000
September 30, 2014	636,000
September 30, 2015	148,000

Total	139,781,000

Deferred revenue	(2,284,000)

Total	$137,497,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2009. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the six months and three months ended March 31, 2009 and 2008 are as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$58,134,000	$176,615,000

Income recognized on finance receivables, net	(35,856,000)	(47,049,000)
Additions representing expected revenue from purchases	902,000	7,322,000
Transfers to cost recovery	(3,372,000)	—
Reclassifications from nonaccretable difference	28,263,000	52,546,000

Balance at end of period	$48,071,000	$189,434,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$53,952,000	$172,690,000

Income recognized on finance receivables, net	(17,687,000)	(23,098,000)
Additions representing expected revenue from purchases	493,000	115,000
Transfers to cost recovery	(895,000)	—
Reclassifications from nonaccretable difference	12,208,000	39,727,000

Balance at end of period	$48,071,000	$189,434,000

As of March 31, 2008, the accretable yield balance of $189.4 million at the end of the period included expected income of $107.7 million on the $6.9 billion face value portfolio purchased at a price of $300 million in March 2007 (“the Portfolio Purchase”) and $5.6 million on three other portfolios transferred to cost recovery during the first six months of fiscal year 2009. For comparative purposes, the accretable yield excluding the Portfolio Purchase and three other portfolios was $76.1 million.
During the second quarter of fiscal year 2009, one portfolio was transferred from the interest method to the cost recovery method. Based on the nature of this portfolio and the recent cash flows, our estimates of the timing of expected cash flows became uncertain. Finance income was less than 1% of revenue for each of the three month periods ended March 31, 2009 and 2008, respectively, on this portfolio. As a result of the transfer to the cost recovery method, we will not recognize finance income on this portfolio until their carrying values are recovered. At March 2009, the carrying value of this portfolio was $4.0 million. An impairment of approximately $1.5 million was recorded in the second quarter of fiscal year 2009 on this portfolio.
During the three and six month periods ended March 31, 2009, the Company purchased $44.0 million and $91.5 million, respectively, of face value of charged-off consumer receivables at a cost of $1.6 million and $2.7 million, respectively. During the second quarter of fiscal year 2009, most of the portfolios purchased were classified under the interest method. During the six month period ended March 31, 2008, the Company purchased $1.3 billion of face value of charged-off consumer receivables at a cost of $41.3 million, including $8.6 million invested in a portfolio domiciled in South America.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2009 and 2008, respectively.

	For the Six Months Ended March 31,
	2009	2008
Gross collections (1)	$123,225,000	$176,688,000

Commissions and fees (2)	44,262,000	69,001,000

Net collections	$78,963,000	$107,687,000

	For the Three Months Ended March 31,
	2009	2008
Gross collections (1)	$57,402,000	$87,432,000

Commissions and fees (2)	20,467,000	37,638,000

Net collections	$36,935,000	$49,794,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales. In the first quarter of fiscal year 2008, the Company returned a portfolio to the seller in the amount of $2.8 million, which is included in the three- and six-month periods ended March 31, 2008.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on substantially all gross collections received by the Company in connection with the Portfolio Purchase.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 5: Furniture and Equipment
Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2009	2008
Furniture	$310,000	$310,000
Leasehold improvements	86,000	105,000
Equipment	2,747,000	2,714,000

	3,143,000	3,129,000
Less accumulated depreciation	2,547,000	2,367,000

Balance, end of period	$596,000	$762,000

Note 6: Debt and Subordinated Debt — Related Party
On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks (“the Bank Group”). This amendment and all future amendments are referred to as the (“Credit Facility”). As a result, the Credit Facility increased to $175 million, from $125 million with an expandable feature which enables the Company to increase the line to $225 million with the consent of the Bank Group. The loan commitment as of March 31, 2009 was $85.0 million. See further description below under the February 20, 2009 Seventh Amendment to the Credit Facility. The Credit Facility bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The Credit Facility is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The term of the Credit Facility is three years and is to mature July 11, 2009. The applicable rate at March 31, 2009 and 2008 was 5.00% and 5.25%, respectively. The average interest rate excluding unused credit line fees for the six-month period ended March 31, 2009 and 2008, respectively, was 4.11% and 6.89%. The outstanding balance on the Credit Facility was approximately $44.8 million on March 31, 2009 and $145.6 million on March 31, 2008. The Company and the Bank Group are in discussions to renew the current Credit Facility. If, however, a renewal cannot be ultimately agreed to, the Company, at maturity, will consider the sale of assets collateralized by this loan agreement, to satisfy its obligations at July 11, 2009.
On February 20, 2009, the Company entered into the Seventh Amendment to the Credit Facility in order to, among other items, reduce the level of the loan commitment, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the Bank of Montreal (“BMO”) Facility. Pursuant to the Seventh Amendment, the loan commitment has been revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), EBITDA and fixed charges attributable to Palisades XVI as further described below are to be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage ratio has been revised to exclude impairment expense of portfolios of consumer receivables acquired for liquidation and increase the ratio from a minimum of 1.50 to 1.0 to a minimum of 1.75 to 1.0. The permitted encumbrances under the Credit Facility were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and Asta Group (“the Family Entity”). Further, individual portfolio purchases in excess of $7.5 million will now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period will require the consent of the Bank Group. Asta Funding under that certain Undertaking Agreement dated as of March 2, 2007 made by Asta Funding for the benefit of BMO as collateral agent for the benefit of the secured parties under that certain Receivables Financing Agreement dated as of March 2, 2007 by and among Palisades Acquisition XVI, LLC, as borrower, Palisades Collection, L.L.C., as servicer, Fairway Finance Company, LLC, as lender, BMO, as administrator and collateral agent, and Bank of Montreal, as liquidity agent (the “Receivables Financing Agreement”), or Palisades occurs under the Receivables Financing Agreement or any agreement, document or instrument related thereto to which Palisades is a party, in either event that is not cured within any applicable grace period therefore, and such default or breach involves damages in excess of $2,000,000 in the aggregate.
In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement (“Receivables Financing Agreement”), as amended in July 2007, December 2007, May 2008 and February 2009 with BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third and Fourth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6: Debt and Subordinated Debt — Related Party (continued)
On March 31, 2009 and 2008, the outstanding balance on this loan was approximately $115.3 million, and $148.3 million, respectively.
At September 30, 2007, Palisades XVI was required to remit an additional $13.1 million to its lender in order to be in compliance under the Receivables Financing Agreement. The Company facilitated the ability of Palisades XVI to make this payment by borrowing $13.1 million under the Credit Facility and causing another of its subsidiaries to purchase a portion of the Portfolio Purchase from Palisades XVI at a price of $13.1 million prior to the measurement date under the Receivables Financing Agreement.
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
On May 19, 2008, Palisades XVI entered into the Third Amendment to its Receivables Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the Second Amendment, BMO and Palisades XVI agreed to a more extended amortization schedule. The effect of this amendment was to extend the payments of the loan through December 2010. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. The applicable rate was 4.08% and 4.93% at March 31, 2009 and 2008, respectively. The average interest rate of the Receivable Financing Agreement was 5.65% and 6.27% for the six-month period ended March 31, 2009 and 2008, respectively. In addition, on May 19, 2008, the Company entered into an amended and restated Servicing Agreement. The amendment calls for increased documentation, responsibilities and approvals of subservicers engaged by Palisades Collection LLC.
As a result of the actual collections being lower than the minimum collection rates required under the Receivables Financing Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the terms of the Receivable Financing Agreement. In order to resolve these issues, on February 20, 2009, the Company executed the Fourth Amendment to the Receivables Financing Agreement with BMO. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the previous termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.
As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company provided BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s existing senior lending facility or any successor senior facility.
The aggregate minimum repayment obligations required under the Fourth Amendment to the Receivables Financing Agreement entered into on February 20, 2009 with Palisades XVI including interest and principal for fiscal years ending September 30, 2009 (six months), September 30, 2010 and September 30, 2011 (seven months), are $6.0 million, $12.0 million and $7.0 million, respectively, plus monthly interest and fees. There is an additional requirement that the balance of the facility be reduced to $25 million by April 30, 2011. While the Company believes it will be able to make all payments due under the new payment schedule, there is no assurance we will be able to reduce the balance of the facility to $25 million by April 30, 2011.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6: Debt and Subordinated Debt — Related Party (continued)
In addition, as further credit support under the Receivables Financing Agreement, the Family Entity provided BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity (See further discussion below on the Family Entity loan). The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, except upon the occurrence of certain termination events, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or lenders under any successor senior facility.
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s $175 million revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008.
The Company’s average debt obligation (excluding the subordinated debt —related party) for the six and three month periods ended March 31, 2009, was approximately $183.7 million, and $172.0 million, respectively. The average interest rate for the six and three month periods ended March 31, 2009 was 5.11% and 4.12%, respectively.
The Company’s cash requirements have been and will continue to be significant and will depend on external financing to acquire consumer receivables. Portfolio acquisitions are financed primarily through cash flows from operating activities and with the Company’s Credit Facility, which matures on July 11, 2009. With limited purchases of portfolios through the six months ended March 31, 2009, availability under the borrowing base formula is approximately $20.1 million at March 31, 2009. Our borrowing availability is limited to a formula based on the age of the receivables. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, the limited availability coupled with slower collections has had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.
If the Company’s collections deteriorate below our lowest projections, the Company might need to secure another source of funding in order to satisfy its working capital needs, downsize its operations, or secure financing on terms that are not favorable to the Company. However, the Company believes its net cash collections over the next twelve months will be sufficient to cover its operating expenses, continue paying down debt, and pay dividends if declared.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6: Debt and Subordinated Debt — Related Party (continued)
The Company’s debt and subordinated debt — related party at March 31, 2009 and September 30, 2008 are summarized as follows:

			March 31, 2009
			Stated	Average
	March 31,	September 30,	Interest	Interest
	2009	2008	Rate	Rate (1)
Credit Facility	$44,778,000	$84,934,000	5.00%	4.11%
Receivables Financing Agreement	115,306,000	128,551,000	4.08%	5.65%

Total debt	$160,084,000	$213,485,000	n/a	5.11%

Subordinated debt — related party	$8,246,000	$8,246,000	6.25%	6.25%

(1)	6-month average
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
Leases
The Company is a party to three operating leases with respect to our facilities in Englewood Cliffs, New Jersey; Bethlehem, Pennsylvania; and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information. On February 12, 2009, the Company announced the closing of the call center, located in Pennsylvania, by the end of the second fiscal quarter of 2009. Management’s preliminary estimate of the cost related to the closing of the facility is $250,000 including, but not limited to, severance costs for approximately 38 employees. The lease on the facility is scheduled to expire on December 31, 2009. There will be no material impact on the level of collections, as the operations will be shifted to the New Jersey location, or accounts will be outsourced. The cost of this closure was recorded in the second quarter of fiscal year 2009.
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
Impairments
The Company accounts for its impairments in accordance with SOP 03-3. This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairments. SOP 03-3 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $39.8 million were recorded during the six-month period ended March 31, 2009. Impairments totaling $21.4 million for the first quarter include $7.4 million in impairments related to two portfolios transferred to the cost recovery method in the first quarter, one of which is made up of unsecured installment loans domiciled outside the United States. Impairments of $18.4 million recorded during the three-month period ended March 31, 2009 include $1.5 million on one portfolio transferred to cost recovery. This portfolio was previously impaired $2.7 million in the quarter ended June 30, 2008 and the future cash flows have been increasingly unpredictable. This portfolio is made up of telecommunication accounts that have not followed the performance curves of most of our other telecommunications portfolios. Due to the uncertainty of projections on this portfolio, the portfolio was transferred to the cost recovery method. The remaining impairments relate to the timing of and/or the collections projected to be below the original expectations.
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
Note 9: Income Taxes
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; and (ii) provision for impairments/credit losses, both resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three month periods ending March 31, 2009 and 2008 reflects income tax expense at an effective rate of 40.4% and 40.5%, respectively. The provision for income tax expense for the six month periods ending March 31, 2009 and 2008 reflects income tax expense at an effective rate of 40.4% and 41.0%, respectively. Income taxes receivable represent taxes due for overpayment of federal income taxes. Income taxes payable represent tax obligations due state jurisdistions.

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
The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2009 and 2008:

	Six Months Ended March 31,
	2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$(13,005,000)	14,271,824	$(0.91)	$5,607,000	14,059,142	$0.40
Effect of Dilutive Stock	—	—		—	683,407

Diluted	$(13,005,0000)	14,271,824	$(0.91)	$5,607,000	14,742,549	$0.38

	Three Months Ended March 31,
	2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount
Basic	$(5,168,000)	14,271,824	$(0.36)	$(7,707,000)	14,201,674	$(0.54)
Effect of Dilutive Stock	—	—		—	—

Diluted	$(5,168,000)	14,271,824	$(0.36)	$(7,707,000)	14,201,674	$(0.54)

At March 31, 2009, 1,036,438 options at a weighted average exercise price of $11.68 were not included in the diluted earnings per share calculation as they were antidilutive.
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
For the three month and six month periods ended March 31, 2009, $368,000 and $649,000, respectively, of stock based compensation expense was recognized. For the three and six month periods ended March 31, 2008, $263,000 and $450,000, respectively of stock based compensation expense was recorded. See Note 12 — Stock Option Plans for more information. There were no stock option awards granted in the first six months of fiscal years 2009 and 2008.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 12: Stock Option Plans
Equity Compensation Plan
On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. One million shares were authorized for issuance under the Equity Compensation Plan. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Compensation Plan, which is included as an exhibit to the Company’s reports filed with the SEC.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 were available as of March 31, 2009. On January 17, 2008 the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock to officers and directors of the Company which vest in three equal annual installments beginning October 1, 2008. 68,000 restricted shares were granted in the first quarter of fiscal year 2007. These shares vest in three equal annual installments starting on October 1, 2008. As of March 31, 2009, approximately 103 of the Company’s employees were eligible to participate in the Equity Compensation Plan.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 394,334 were available as of March 31, 2009. As of March 31, 2009, approximately 103 of the Company’s employees were eligible to participate in the 2002 Plan.

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
The following table summarizes stock option transactions under the plans:

	Six Months Ended March 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,037,438	$11.69	1,337,438	$9.38
Options granted	-0-	$-0-	-0-	$-0-
Options exercised	-0-	$-0-	(300,000)	$1.42
Options forfeited	(1,000)	$28.75	-0-	-0-

Outstanding options at the end of period	1,036,438	$11.68	1,037,438	$11.69

Exercisable options at the end of period	1,036,438	$11.68	1,031,438	$11.59

The following table summarizes information about the Plans outstanding options as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$0.8125 – $2.8750	300,000	1.5	$2.63	300,000	$2.63
$2.8751 – $5.7500	106,667	3.6	$4.73	106,667	$4.73
$5.7501 – $8.6250	12,000	2.6	$5.96	12,000	$5.96
$14.3751 – $17.2500	218,611	4.7	$15.04	218,611	$15.04
$17.2501 – $20.1250	382,160	5.5	$18.22	382,160	$18.22
$25.8751 – $28.7500	17,000	7.7	$28.75	17,000	$28.75

	1,036,438	4.0	$11.68	1,036,438	$11.68

The Company recognized $43,000 and $46,000 of compensation expense related to stock options during the six month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, compensation expense related to stock options was fully recognized. There is no remaining expense to be recognized for existing outstanding stock options. There is no intrinsic value of the outstanding and exercisable options as of March 31, 2009.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stock-Option Plans — (Continued)
The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2009		2008
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	80,667	$22.26	45,333	$28.75
Awards granted	—	—	58,000	$19.73
Vested	(40,995)	$24.50	(22,666)	$28.75
Forfeited	(4,334)	$21.81	—	—

Unvested at the end of period	35,338	$19.73	80,667	$22.26

The Company recognized $606,000 and $403,000 of compensation expense related to the restricted stock awards during the six-month periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $574,000 of unrecognized compensation cost related to unvested restricted stock.
Note 13: Stockholders’ Equity
For the six months ended March 31, 2009, the Company declared dividends of $571,000, or $.02 per share. $285,000 was accrued as of March 31, 2009 and paid May 1, 2009. For the six months ended March 31, 2009 the Company recorded $751,000, net of taxes, in cumulative translation adjustments related to its investment in South America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward Looking Statements
This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K and Form 10-K/A for the year ended September 30, 2008, and other reports filed with the Securities and Exchange Commission (“SEC”), and the additional “Risk Factors” detailed in Part II Item 1A, herein.
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

Results of Operations
The six-month period ended March 31, 2009, compared to the six-month period ended March 31, 2008
Finance income. For the six-month period ended March 31, 2009, finance income decreased $31.5 million or 46.3% to $36.5 million from $68.0 million for the six-month period ended March 31, 2008. The purchase of the $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”) was accounted for using the interest method for the six month period ended March 31, 2008, during which time $17.7 million in finance income was recognized. The Portfolio Purchase was transferred to the cost recovery method effective at the beginning of the third quarter of fiscal year 2008. As a result of the transfer, no finance income was recognized on the Portfolio Purchase for the six month period ended March 31, 2009. In addition, receivables under the interest method of accounting, excluding the Portfolio Purchase, declined $105 million from $242.6 million at March 31, 2008 to $137.5 million at March 31, 2009. The decrease in the average level of consumer receivables is attributable impairments recorded, amortization of the portfilos and portfolio purchases down from $1.3 billion of face value receivables at a cost of $41.3 million during the six-month period ended March 31, 2008, to $91.5 million of face value receivables at a cost of $2.7 million during the six-month period ended March 31, 2009. This decline results in the further reduction of finance income by $13.8 million.
During the first six months of fiscal year 2009, gross collections decreased 30.3% to $123.2 million from $176.7 million for the six months ended March 31, 2008. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $24.7 million for the six months ended March 31, 2009 as compared to the same period in the prior year and averaged 35.9% of collections for the six months ended March 31, 2009 as compared to 39.1% in the same prior year period. Net collections decreased by 26.7% to $79.0 million from $107.7 million for the six months ended March 31, 2008. The Company pays a third party servicer a fee of $275,000 per month for twenty-five months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee, which began in May 2007 and ends in May 2009, is recorded as part of general and administrative expenses.
Income recognized from fully amortized portfolios (zero based revenue) was $20.6 million and $23.9 million for the six months ended March 31, 2009 and 2008, respectively.
During the six months ended March 31, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain. One of the portfolios is related to unsecured installment loans domiciled in Puerto Rico. Due to local market conditions, the future cash flows of this portfolio became increasingly unpredictable. The second portfolio is made up of retail installment contracts that have not followed the performance curves we have historically experienced in this area of the market. The third portfolio has not performed as expected as compared to other portfolios in its class. Based upon the forecasts not being as reliable as first forecasted, we transferred these portfolios to the cost recovery method. Finance income on these portfolios collectively was approximately 3% of revenue for each of the six-month periods ended March 31, 2009 and 2008, respectively. As a result of the transfer to the cost recovery method, we will not recognize finance income on these three portfolios until their carrying values are recovered. At March 31, 2009, the combined carrying values of these portfolios were $9.5 million. Impairments of approximately $8.9 million were recorded in the first and second quarters of fiscal year 2009 on these three portfolios.
Other income. Other income of $ 54,000 and $144,000 for the six months ended March 31, 2009 and 2008, respectively, includes interest and service fee income.
General and Administrative Expenses. During the six months ended March 31, 2009, general and administrative expenses increased $0.5 million, or 3.4% to $13.4 million from $12.9 million for the six months ended March 31, 2008, and represented 22.9% of total expenses (excluding income taxes) for the six months ended March 31, 2009 as compared to 22.1% for the six month period ended March 31, 2008. The increase in general and administrative expenses was primarily due to an increase in collection expenses that resulted from the higher cost of maintaining the increased number of debtor accounts acquired in the past several years. In addition, professional fees increased during the six-month period ended March 31, 2009 resulting from work related to the bank amendments that were finalized on February 20, 2009. Also, amortization increased during the six-month period ended March 31, 2009 as compared to the same prior year period, reflecting increased amortization expense related to the fees on the loan amendments. The increased collection and amortization expenses were partially offset by lower postage and lower salary and salary -related expenses in fiscal year 2009 compared to the prior year. The reduced postage expense resulted from the reduced portfolio purchases in fiscal year 2009. The reduced salary expense reflected lower average number of employees during the six-month period ended March 31, 2009 compared to the same prior year period, in part, the result of the closing of the Pennsylvania collection facility. The cost of closing the Pennsylvania call center in February 2009 was approximately $250,000 and was included in general and administrative expense in the three month period ended March 31, 2009. This action is estimated to save the Company approximately $1.5 million annually.

Interest Expense. During the six month period ended March 31, 2009, interest expense decreased $5.5 million or 51.9% from $10.7 million in the same prior year period and represented 8.8% of total expenses (excluding income taxes) for the six-month period ended March 31, 2009 compared to 18.2% for the six-month period ended March 31, 2008. The decrease in interest expense is primarily the result of a reduction in the average loan balance from $318.5 for the six-month period ended March 31, 2008 to $183.7 million for the same current year period as we continue our program of reducing debt, in addition to reduced portfolio purchases. Additionally, the average interest rate in the six-month period ended March 31, 2009 was 5.1% as compared to 6.2% for the same prior year period.
Impairments. Impairments of $39.8 million were recorded by the Company during the six months ended March 31, 2009 as compared to $35.0 million for the six months ended March 31, 2008, and represented 68.3% of total expenses (excluding income taxes) for the quarter ended March 31, 2009 as compared to 59.7% for the same prior year period. Included in impairments is $8.9 million related to three portfolios transferred to the cost recovery method. As relative collections with respect to our expectations on these portfolios were deteriorating, we believed that these impairment charges and adjustments to our cash flow expectations became necessary. We recorded impairments on the Portfolio Purchase in the amount of $30.3 million and five other portfolios in the amount of $4.7 million in the six month period ended March 31, 2008.
The three-month period ended March 31, 2009, compared to the three-month period ended March 31, 2008
Finance income. For the three months ended March 31, 2009, finance income decreased $15.8 million or 46.6% to $18.1 million from $33.9 million for the three months ended March 31, 2008. The Portfolio Purchase was accounted for using the interest method for the three-month period ended March 31, 2008, during which time $8.8 million in finance income was recognized. The Portfolio Purchase was transferred to the cost recovery method effective in the third quarter of fiscal year 2008. As a result of the transfer, no finance income was recognized on the Portfolio Purchase for the three-month period ended March 31, 2009. In addition, receivables under the interest method of accounting, excluding the Portfolio Purchase, declined $105 million from $242.6 million at March 31, 2008 to $137.5 million at March 31, 2009. The decrease in the average level of consumer receivables is largely attributable to the impairments recorded, amortization of the portfolios and the decrease in portfolio purchases down from $155 million of face value receivables at a cost of $3.8 million during the three-month period ended March 31, 2008, to $44.0 million of face value receivables at a cost of $1.6 million during the three-month period ended March 31, 2009. This decline results in the further reduction of finance income by $7.0 million.
During the second quarter of fiscal year 2009, gross collections decreased 34.3% to $57.4 million from $87.4 million for the three months ended March 31, 2008. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $17.2 million, or 45.6%, for the three months ended March 31, 2009 as compared to the same period in the prior year and averaged 35.7% during the three-month period ended March 31, 2009. Net collections decreased by 25.8% to $36.9 million from $49.8 million for the three months ended March 31, 2008. The Company pays a third party servicer a monthly fee of $275,000 per month for twenty-five months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. This fee, which began in May 2007, is recorded as part of general and administrative expenses. The final payment is due in May 2009.
During the three months ended March 31, 2009, one portfolio was transferred from the interest method to the cost recovery method. Based on the nature of this portfolio and the recent cash flows, our estimates of the timing of expected cash flows became uncertain. Based upon the forecast not being as reliable as first forecasted we transferred this portfolio to the cost recovery method. Finance income was less than 1% of revenue for each of the three month periods ended March 31, 2009 and 2008, respectively, on this portfolio. As a result of the transfer to the cost recovery method, we will not recognize finance income on this portfolio until its carrying values is recovered. At March 31, 2009, the carrying value of this portfolio was $4.0 million. An impairment of approximately $1.5 million was recorded in the second quarter of fiscal year 2009 on this portfolio.
Income recognized from fully amortized portfolios (zero based revenue) was $10.5 million and $12.2 million for the three months ended March 31, 2009 and 2008, respectively.
Other income. Other income of $ 22,000 and $4,000 for the three months ended March 31, 2009 and 2008, respectively, includes interest and service fee income.
General and Administrative Expenses. During the three-month period ended March 31, 2009, general and administrative expenses decreased $0.8 million or 10.9% to $6.3 million from $7.1 million for the three-months ended March 31, 2008, and represented 23.7% of total expenses (excluding income taxes) for the three months ended March 31, 2009 as compared to 15.2% for the same period in the prior year. The decrease is the result of lower postage expense and lower salary and salary-related expenses, partially offset by an increase in professional fees associated with the work on the banking arrangements finalized February 20, 2009. The cost of closing the Pennsylvania call center was approximately $250,000 and was included in general and administrative expense in the three month period ended March 31, 2009.

Interest Expense. During the three-month period ended March 31, 2009, interest expense was $2.0 million compared to $4.7 million in the same period in the prior year and represented 7.3% of total expenses (excluding income taxes) for the three-month period ended March 31, 2009 compared to 10.1% in the same prior year period. The decrease in interest expense is primarily the result the average loan balance from $315.7 million for the three-month period ended March 31, 2008 to $172.0 million for the same current year period as we continue our program of reducing debt, in addition to reduced portfolio purchases. Additionally, the average interest rate in the three-month period ended March 31, 2009 was 4.1% as compared to 6.8% for the same prior year period.
Impairments. Impairments of $18.4 million were recorded by the Company during the three months ended March 31, 2009 as compared to $35.0 million for the three months ended March 31, 2008, and represented 69.0% of total expenses (excluding income taxes) for the quarter ended March 31, 2009 as compared to 74.7% for the three months ended March 31, 2008. Included in impairments is $1.5 million related to a portfolio transferred to the cost recovery method. For the three months ended March 31, 2008, we recorded impairments on the Portfolio Purchase in the amount of $30.3 million and 5 other portfolios in the amount of $4.7 million. As relative collections with respect to our expectations on these portfolios were deteriorating, we believed that these impairment charges and adjustments to our cash flow expectations became necessary.
Liquidity and Capital Resources
Our primary source of cash from operations is collections on the receivable portfolios we have acquired. Our primary uses of cash include repayments of debt, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, dividends and taxes. Management believes that the results of operations will provide enough liquidity to meet our obligations of the business and be in compliance with debt covenants. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer accounts receivable portfolios.
On February 20, 2009, we executed the Seventh Amendment to the Fourth Amended and Restated Loan Agreement (this and all other amendments referred to as the “Credit Facility”) with a consortium of banks (“the Bank Group”) See further discussion on this amendment below. As of March 31, 2009, we had an $85.0 million line of credit on the Credit Facility. The Credit Facility will reduce to $80.0 million by June 30, 2009. The Credit Facility bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios. The Credit Facility is collateralized by all portfolios of consumer receivables acquired for liquidation and all other assets of the Company excluding the assets of Palisades Acquisition XVI, LLC, a wholly-owned subsidiary of the Company (“Palisades XVI”), and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. As of March 31, 2009, there was a $44.8 million outstanding balance under this facility and availability of $20.9 million. Our borrowing availability is based on a formula calculated on the age of the receivables. The balance outstanding at March 31, 2008 was $148.3 million. Although we are within the borrowing limits of this facility, there are certain limitations in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. The term of the Credit Facility ends July 11, 2009. If the loan agreement cannot be renewed at maturity, we believe we can sell any of the assets secured by the Credit Facility, which is all assets of the Company except those owned by Palisades XVI.
On March 30, 2007 the Company signed the Third Amendment to the Credit Facility whereby the parties agreed to a Temporary Overadvance of $16 million. In addition, the parties agreed to an increase in interest rate to LIBOR plus 275 basis points for LIBOR loans, subject to an adjustment each quarter, an increase from 175 basis points. On May 10, 2007, the Company signed the Fourth Amendment to the Credit Facility whereby the parties agreed to revise certain terms of the agreement which eliminated the Temporary Overadvance provision. On June 26, 2007 the Company signed the Fifth Amendment to the Credit Facility that amended certain terms of the Credit Agreement whereby the parties agreed to increase the advance rates on portfolio purchases allowing the Company more borrowing availability within the $175 million upper limit. On December 4, 2007, the Company signed the Sixth Amendment to the Credit Facility with the Bank Group that temporarily increased the total revolving loan commitment from $175 million to 185 million through February 29, 2008. The temporary increase was not used.
In March 2007, Palisades XVI consummated the $300 million Portfolio Purchase. The Portfolio Purchase is made up of predominantly credit card accounts and includes accounts in collection litigation, accounts as to which the sellers had been awarded judgments, and other traditional charge-offs. The Company’s line of credit with the Bank Group was fully utilized, as modified in February 2007, with the aggregate deposit of $75 million paid for the Portfolio Purchase.
The remaining $225 million was paid on March 5, 2007 by borrowing approximately $227 million (inclusive of transaction costs) under the Receivables Financing Agreement entered into by Palisades XVI with BMO as the funding source, and consists of debt with full recourse only to Palisades XVI, bore an interest rate of approximately 170 basis points over LIBOR at the inception of the agreement. The term of the original agreement was three years. All proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The Portfolio Purchase is serviced by Palisades Collection, LLC, a wholly owned subsidiary of the Company, which has also engaged several unrelated subservicers. As of March 31, 2009, there was a $115.3 million outstanding balance under this facility.

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
On May 19, 2008, Palisades XVI entered into the Third Amendment of its Receivables Financing Agreement. As the actual collections on the Portfolio Purchase continued to be slower than the minimum collections scheduled under the Second Amendment, the lender and Palisades XVI agreed to an extended amortization schedule. The effect of this reduction is to extend the length of the original loan to three years, nine months, an extension of nine months. BMO also increased the interest rate to approximately 320 basis points (from 170 basis points) over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI. In addition, on May 19, 2008, the Company entered into an amended and restated Servicing Agreement among Palisades XVI, Palisades Collection, L.L.C. and BMO (the “Servicing Agreement”). The amendment calls for increased documentation, responsibilities and approvals of subservicers engaged by Palisades Collection LLC.
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (“the Family Entity”). The loan is in the aggregate principal amount of $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. Interest expense on this loan was $257,000 for the six months ended March 31, 2009. The subordinated loan was incurred by the Company to resolve certain issues described below. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the Bank Group on June 13, 2008. This facility is secured by the Bank Group Collateral, other than the assets of Palisades XVI, which was separately financed by the BMO Facility.
A servicer that provides servicing for certain portfolios within the Bank Group Collateral, was also engaged by Palisades Collection, LLC, after the initial purchase of the Portfolio Purchase in March 2007, to provide certain management services with respect to the portfolios owned by Palisades XVI and financed by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, lag the costs and fees which are expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as is the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the economic environment at that time, (b) the fact that Palisades Collection believed that it would be desirable to engage this servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigations and incur court costs at a faster rate than initially budgeted. The agreements with this servicer call for a 3%fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company pays this servicer a monthly fee of $275,000 for twenty-five months commencing May 2007 for its consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase. The monthly service fee ends in May 2009. This servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to this servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors exceeded amounts available to pay the servicer from collections received by the servicer on the Portfolio Purchase. The Company considered the effects of these trends on portfolio valuation.
Rather than waiting for collections from the Portfolio Purchase to satisfy sums of approximately $8.2 million due it for court cost advances and its fees, this servicer set-off that amount against amounts it had collected on behalf of the Company with respect to the Bank Group Collateral. While the servicer disagrees, the Company believes that those sums should have been remitted to the Bank Group without setoff.
The Company determined to remedy any shortfall in the receipts due to the Bank Group by obtaining the $8.2 million subordinated loan from the Family Entity and causing the proceeds of the loan to be delivered to the Bank Group and not to pursue a dispute with the servicer at that time. The Company believed that avoiding a dispute with this servicer was in its best interests. On April 29, 2008, the Company entered into a letter agreement with the Bank Group in which the Bank Group consented to the Subordinated Loan from the Family Entity. On January 18, 2009, the Company entered into amended agreements with this servicer pursuant to which the Servicer agreed that it will not make any further setoffs against collections. The Company believes that any future sums due to this servicer will be available from the cash flow of the Portfolio Purchase.

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
As a result of the actual collections being lower than the minimum collection rates required under the Receivables Financing Agreement for the months ended November 30, 2008, December 31, 2008 and January 31, 2009, termination events occurred under the terms of the Receivable Financing Agreement. In order to resolve these issues, on February 20, 2009, the Company executed the Fourth Amendment to the Receivables Financing Agreement with BMO. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.
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
As of March 31, 2009, our cash decreased $1.0 million to $2.6 million, down from $3.6 million at September 30, 2008, including a $62,000 positive effect of foreign exchange on cash. The decrease in cash was the result of an increase in net cash used in financing activities partially offset by an increase in net cash provided by investing and operating activities.

Net cash provided by operating activities was $11.6 million during the six month period ended March 31, 2009, compared to $30.1 million for the six months ended March 31, 2008. The decrease in net cash provided by operating activities is primarily attributable to lower net income (excluding impairments, a non-cash item), and lower income taxes payable during the six months ended March 31, 2009 compared to the same prior year period. Net cash provided by investing activity was $41.3 million during the six months ended March 31, 2009 compared to $0.9 million used in investing activities for the six months ended March 31, 2008, almost entirely a reflection of the decrease in new portfolio purchases from $41.3 million during the six months ended March 31, 2008 to $2.7 million during the same current year period. Net cash used in financing activities increased to $53.9 million for the six months ended March 31, 2009 from $30.1 million for the same prior year period. The increase reflects the continuation of reducing debt. In addition, there has been a decrease in portfolio purchases.
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Six Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	2,681,000	7,000	2,688,000
Net cash collections from collection of consumer receivables acquired for liquidation	(51,463,000)	(20,853,000)	(72,316,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,075,000)	(3,572,000)	(6,647,000)
Transfer to cost recovery	(10,128,000)	10,128,000	—
Impairments	(39,844,000)	—	(39,844,000)
Effect of foreign currency translation	—	(1,190,000)	(1,190,000)
Finance income recognized (1)	35,856,000	664,000	36,520,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	65.7%	2.7%	46.2%

(1)	Includes $20.6 million derived from fully amortized interest method pools.

	For the Six Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	20,155,000	21,152,000	41,307,000
Net cash collections from collection of consumer receivables acquired for liquidation	(87,703,000)	(7,330,000)	(95,033,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation (1)	(12,654,000)	—	(12,654,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (2)	67,310,000	703,000	68,013,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	67.1%	9.6%	63.2%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal 2008.

(2)	Includes $23.9 million derived from fully amortized interest method pools.

	For the Three Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$166,432,000	$237,376,000	$403,808,000
Acquisitions of receivable portfolios, net	1,603,000	7,000	1,610,000
Net cash collections from collections of consumer receivables acquired for liquidation	(25,090,000)	(10,971,000)	(36,061,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(727,000)	(147,000)	(874,000)
Transfer to cost recovery	(3,979,000)	3,979,000	—
Impairments	(18,429,000)	—	(18,429,000)
Effect of foreign currency translation	—	65,000	65,000
Finance income recognized (1)	17,687,000	417,000	18,104,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	68.5%	3.8%	49.0%

(1)	Includes approximately $10.5 million derived from fully amortized interest method pools.

	For the Three Months Ended March 31, 2008
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$509,580,000	$49,794,000	$559,374,000
Acquisitions of receivable portfolios, net	239,000	3,559,000	3,798,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,807,000)	(2,124,000)	(44,931,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,863,000)	—	(4,863,000)
Impairments	(35,000,000)	—	(35,000,000)
Finance income recognized (1)	33,474,000	404,000	33,878,000

Balance, end of period	$460,623,000	$51,633,000	$512,256,000

Finance income as a percentage of collections	70.2%	19.0%	68.0%

(1)	Includes $12.2 million derived from fully amortized interest method pools.
Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the six months ended March 31, 2009, we purchased portfolios with a face value of $91.5 million for an aggregate purchase price of $2.7 million.

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
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2009	$6,647,000	$1,791,000
Three months ended March 31, 2009	$874,000	$418,000
Six months ended March 31, 2008	$12,654,000	$5,179,000
Three months ended March 31, 2008	$4,863,000	$2,826,000
Portfolio Performance (1)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,391,000	—	$105,391,000	162%
2002	36,557,000	47,921,000	—	47,921,000	131%
2003	115,626,000	207,805,000	$1,967,000	209,772,000	181%
2004	103,743,000	175,948,000	1,322,000	177,270,000	171%
2005	126,023,000	194,724,000	29,843,000	224,567,000	178%
2006	163,392,000	218,991,000	55,140,000	274,131,000	168%
2007	109,235,000	68,921,000	78,521,000	147,442,000	135%
2008	25,622,000	21,926,000	15,971,000	37,897,000	148%
2009	2,681,000	813,000	2,804,000	3,617,000	135%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero bases.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 expands disclosures for fair value of financial instruments that are within the scope of FASB statement number 107 (“SFAS 107”) and now requires the FAS 107 fair value disclosures in interim period reports. The FSP is effective for interim reporting periods ending after June 15, 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At March 31, 2009, our Credit Facility and our Receivable Financing Agreement, all of which is variable debt, had an outstanding balance of $44.8 million and $115.3 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the six month period ended March 31, 2009 by approximately $230,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.
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
During the second quarter of fiscal year 2009, the Company upgraded the system through which it records, reports and stores data relative to cash receipts. Additional controls were added to streamline the process. The system was tested by management and there were no material weaknesses noted during testing.
There have been no other changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on February 20, 2009, or the Report on Form 10-K/A filed with the Securities & Exchange Commission on March 13, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting on March 31, 2009. At that meeting, the following matter was voted on and received the votes indicated:

	Authority
Election of Directors	For	Withheld
Gary Stern	11,662,899	267,576
Arthur Stern	11,593,068	337,407
Herman Badillo	11,561,102	369,373
David Slackman	11,707,889	222,586
Edward Celano	11,674,951	255,524
Harvey Leibowitz	11,714,194	216,281
Louis A. Piccolo	11,713,530	216,530
Ratification of Grant Thornton LLP as the Independent Registered Public Accounting Firm

	For	Against	Abstain	Broker non-vote

Grant Thornton LLP	11,878,261	45,025	7,195	0
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

ASTA FUNDING, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ Gary Stern Gary Stern, Chairman, President,
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Robert J. Michel Robert J. Michel, Chief Financial Officer
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