Form 10-Q
period 2009-06-30
ASTA FUNDING INC
filed 2009-08-07
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of August 6, 2009, the registrant had 14,271,924 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,223,000	$3,623,000
Restricted cash	2,256,000	3,047,000
Consumer receivables acquired for liquidation, (at net realizable value)	356,264,000	449,012,000
Due from third party collection agencies and attorneys	3,516,000	5,070,000
Income taxes receivable	807,000	—
Investment in venture	119,000	555,000
Furniture and equipment, net	511,000	762,000
Deferred income taxes	22,593,000	15,567,000
Other assets	2,877,000	3,500,000

Total assets	$392,166,000	$481,136,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$144,888,000	$213,485,000
Subordinated debt — related party	8,246,000	8,246,000
Other liabilities	1,980,000	4,618,000
Dividends payable	285,000	571,000
Income taxes payable	357,000	6,315,000

Total liabilities	155,756,000	233,235,000

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,271,924 at June 30, 2009 and 14,276,158 at September 30, 2008	143,000	143,000
Additional paid-in capital	70,069,000	69,130,000
Accumulated other comprehensive loss	(344,000)	(297,000)
Retained earnings	166,542,000	178,925,000

Total stockholders’ equity	236,410,000	247,901,000

Total liabilities and stockholders’ equity	$392,166,000	$481,136,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Finance income, net	$17,202,000	$23,560,000	$53,722,000	$91,573,000
Other income	36,000	12,000	90,000	156,000

	17,238,000	23,572,000	53,812,000	91,729,000

Expenses:
General and administrative	6,634,000	7,615,000	20,006,000	20,544,000
Interest	1,655,000	3,619,000	6,522,000	14,271,000
Interest — Related Party	128,000	24,000	385,000	24,0000
Impairments of consumer receivables acquired for liquidation	6,364,000	8,153,000	46,208,000	43,153,000

	14,781,000	19,411,000	73,121,000	77,992,000

Income (loss) before equity in earnings (loss) of venture and income taxes	2,457,000	4,161,000	(19,309,000)	13,737,000

Equity (loss) in earnings of venture	34,000	(59,000)	(21,000)	(137,000)

Income (loss) before income tax expense (benefit)	2,491,000	4,102,000	(19,330,000)	13,600,000

Income tax expense (benefit)	1,013,000	1,662,000	(7,803,000)	5,553,000

Net income (loss)	$1,478,000	$2,440,000	$(11,527,000)	$8,047,000

Net income (loss) per share:

Basic	$0.10	$0.17	$(0.81)	$0.57

Diluted	$0.10	$0.17	$(0.81)	$0.55

Weighted average number of shares outstanding:

Basic	14,271,946	14,276,158	14,271,931	14,111,954

Diluted	14,445,572	14,535,548	14,271,931	14,642,467
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional		Accumulated
	Common Stock		Paid-In	Retained	Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, September 30, 2008	14,276,158	$143,000	$69,130,000	$178,925,000	(297,000)	$247,901,000
Exercise of options	100	—	—	—	—	—
Restricted shares forfeited	(4,334)	—	—	—	—	—
Stock based compensation expense	—	—	865,000	—	—	865,000
Tax benefit arising from vesting of restricted stock	—	—	74,000	—	—	74,000
Dividends	—	—	—	(856,000)	—	(856,000)
Other comprehensive loss (net of tax)	—	—	—	—	$(47,000)	(47,000)
Net loss	—	—	—	(11,527,000)	—	(11,527,000)

Balance, June 30, 2009	14,271,924	$143,000	$70,069,000	$166,542,000	$(344,000)	$236,410,000

Comprehensive income is as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Net (loss) income	$(11,527,000)	$8,047,000
Other comprehensive (loss) income, Net of tax — Foreign Currency translation	(47,000)	607,000

Comprehensive (loss) income	$(11,574,000)	$8,654,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net (loss) income	$(11,527,000)	$8,047,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,261,000	915,000
Deferred income taxes	(7,026,000)	111,000
Impairments of consumer receivables acquired for liquidation	46,208,000	43,153,000
Stock based compensation	865,000	731,000

Changes in:
Income taxes payable and receivable	(6,765,000)	(4,955,000)
Due from third party collection agencies and attorneys	1,554,000	(197,000)
Other assets	(349,000)	(478,000)
Other liabilities	(2,642,000)	(2,695,000)

Net cash provided by operating activities	21,579,000	44,632,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(16,501,000)	(48,864,000)
Principal collected on receivables acquired for liquidation	57,545,000	56,757,000
Principal collected on receivable accounts represented by account sales	5,317,000	8,355,000
Foreign exchange effect on receivable accounts acquired for liquidation	126,000	(782,000)
Cash distributions received from venture	436,000	1,377,000
Capital expenditures	(38,000)	(296,000)

Net cash provided by investing activities	46,885,000	16,547,000

Cash flows from financing activities:
Proceeds from exercise of stock options	—	425,000
Tax benefit arising from vesting of restricted stock and exercise of non-qualified options	74,000	2,541,000
Change in restricted cash	791,000	1,918,000
Dividends paid	(1,142,000)	(1,685,000)
Repayments of debt, net	(68,574,000)	(74,398,000)
Advance under subordinated debt — related party	—	8,270,000

Net cash used in financing activities	(68,851,000)	(62,929,000)

(Decrease) in cash	(387,000)	(1,750,000)
Effect of foreign exchange on cash	(13,000)	42,000
Cash at the beginning of period	3,623,000	4,525,000

Cash at end of period	$3,223,000	$2,817,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest	$7,101,000	$14,657,000
Interest — Related Party	386,000	—
Income taxes	$5,885,000	$8,233,000
See accompanying notes to condensed consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Business and Basis of Presentation
Business
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”) is engaged in the business of purchasing, and managing for its own account, distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit and service providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts, telecommunication accounts and auto deficiency receivables, which were charged-off by the issuers or providers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.
Basis of Presentation
The condensed consolidated balance sheets as of June 30, 2009, the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2009 and 2008, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2009 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2009 and 2008 are unaudited. The September 30, 2008 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Form 10-K/A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2009 and September 30, 2008, the results of operations for the nine and three month periods ended June 30, 2009 and 2008 and cash flows for the nine month periods ended June 30, 2009 and 2008 have been made. The results of operations for the nine and three month periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC” or the “Commission”) and therefore do not include all information and note disclosures required under generally accepted accounting principles. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2008 filed with the SEC.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162.” Under SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s views, the issuance of SFAS No. 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute to Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. The Company does not expect the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Business and Basis of Presentation (continued)
In June 2009, the Financial Accounting Standards Board issued FASB Statement 167, Amendments to FASB Interpretation No. 46(R), to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, Statement 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previously considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. Statement 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company does not believe that the adoption of Statement 167 will have a significant effect on its consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to incorporate the accounting and disclosures requirements for subsequent events into GAAP. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS No. 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 7, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events, other than that disclosed in Note 15, which would require recognition or disclosure in the financial statements.
In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 expands disclosures for fair value of financial instruments that are within the scope of FASB statement number 107 (“SFAS 107”) and now requires the FAS 107 fair value disclosures in interim period reports. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009.
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
As a result of the recent challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 we have extended our time frame of the expectation of recovering 100% of our invested capital within a 24-39 month period from an 18-28 month period and the expectation of recovering 130-140% over 7 years which is an increase from the previous 5 year expectation. The collection expectations of portfolios previously purchased were not changed. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2009, approximately $136.5 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $219.8 million are accounted for using the cost recovery method. The latter includes one portfolio valued at approximately $181 million.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation (continued)
After SOP 03-3 was adopted, the Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For The Nine Months Ended June 30, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	16,221,000	280,000	16,501,000
Net cash collections from collections of consumer receivables acquired for liquidation	(75,123,000)	(33,619,000)	(108,742,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,158,000)	(3,684,000)	(7,842,000)
Transfer to cost recovery (1)	(10,128,000)	10,128,000	—
Impairments of consumer receivables acquired for liquidation	(46,208,000)	—	(46,208,000)
Effect of foreign currency translation	—	(179,000)	(179,000)
Finance income recognized (2)	52,366,000	1,356,000	53,722,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Revenue as a percentage of collections	66.1%	3.6%	46.1%

(1)	During the nine months ended June 30, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain.

(2)	Includes $31.1 million derived from fully amortized interest method pools.

	For The Nine Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	25,622,000	23,242,000	48,864,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(130,572,000)	(10,633,000)	(141,205,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(15,480,000)	—	(15,480,000)
Transfer to cost recovery (2)	(208,693,000)	208,693,000	—
Impairments of consumer receivables acquired for liquidation	(43,153,000)	—	(43,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (3)	90,624,000	949,000	91,573,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	62.0%	8.9%	58.4%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal year 2008.

(2)	The Company purchased $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”). During the quarter ending June 30, 2008, the Company transferred the interest method carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(3)	Includes $34.2 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For The Three Months Ended June 30, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$137,497,000	$230,726,000	$368,223,000
Acquisitions of receivable portfolios, net	13,540,000	273,000	13,813,000
Net cash collections from collections of consumer receivables acquired for liquidation	(23,660,000)	(12,766,000)	(36,426,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,083,000)	(112,000)	(1,195,000)
Impairments of consumer receivables acquired for liquidation	(6,364,000)	—	(6,364,000)
Effect of foreign currency translation	—	1,011,000	1,011,000
Finance income recognized (1)	16,510,000	692,000	17,202,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Revenue as a percentage of collections	66.7%	5.4%	45.7%

(1)	Includes $10.5 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$460,623,000	$51,633,000	$512,256,000
Acquisitions of receivable portfolios, net	5,467,000	2,090,000	7,557,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,869,000)	(3,303,000)	(46,172,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,826,000)	—	(2,826,000)
Transfer to cost recovery (1)	(208,693,000)	208,693,000	—
Impairments of consumer receivables acquired for liquidation	(8,153,000)		(8,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (2)	23,314,000	246,000	23,560,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	51.0%	7.4%	48.1%

(1)	Represents the transfer of the carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(2)	Includes $10.4 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
As of June 30, 2009 the Company had $356,264,000 in consumer receivables acquired for liquidation, of which $136,440,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2009 (three months ending)	$10,928,000
September 30, 2010	54,056,000
September 30, 2011	34,570,000
September 30, 2012	23,545,000
September 30, 2013	10,597,000
September 30, 2014	1,524,000
September 30, 2015	720,000
September 30, 2016	587,000

136,527,000
Cash collections in advance of projected amounts (deferred revenue)	(87,000)

Total	$136,440,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing interest method portfolios based on estimated future net cash flows as of June 30, 2009. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine and three months ended June 30, 2009 and 2008 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Balance at beginning of period	$58,134,000	$176,615,000

Income recognized on finance receivables, net	(52,366,000)	(67,337,000)
Additions representing expected revenue from purchases	4,937,000	9,237,000
Transfers to cost recovery (1)	(3,372,000)	(100,475,000)
Reclassifications from nonaccretable difference	37,751,000	51,530,000

Balance at end of period	$45,084,000	$69,570,000

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Balance at beginning of period	$48,071,000	$189,434,000

Income recognized on finance receivables, net	(16,510,000)	(20,289,000)
Additions representing expected revenue from purchases	4,035,000	1,915,000
Transfers to cost recovery (1)	—	(100,475,000)
Reclassifications from nonaccretable difference	9,488,000	(1,015,000)

Balance at end of period	$45,084,000	$69,570,000

(1)	The period ended June 30, 2008 amount represents the remaining finance income expected on the Portfolio Purchase which was transferred from the interest method to the cost recovery method during the quarter.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
During the three and nine month periods ended June 30, 2009, the Company purchased $335.6 million and $427.1 million, respectively, of face value of charged-off consumer receivables at a cost of $13.8 million and $16.5 million, respectively. Most of the portfolios purchased in the nine months ended June 30, 2009 are classified under the interest method. At June 30, 2009, the estimated remaining net collections on the receivables purchased in the nine months ended June 30, 2009 is $18.5 million, of which $13.7 million represents principal.
We record collections received from third party collection agencies and attorneys net of commissions and fees. The following table summarizes collections on a gross basis, less commissions and direct costs for the nine and three month periods ended June 30, 2009 and 2008, respectively.

	For The Nine Months Ended June 30,
	2009	2008
Gross collections (1)	$176,709,000	$254,833,000

Commissions and fees (2)	60,125,000	98,148,000

Net collections	$116,584,000	$156,685,000

	For The Three Months Ended June 30,
	2009	2008
Gross collections (1)	$53,484,000	$78,145,000

Commissions and fees (2)	15,863,000	29,147,000

Net collections	$37,621,000	$48,998,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales. In the first quarter of fiscal year 2008, the Company returned a portfolio to the seller in the amount of $2.8 million, which is included in the nine-month period ended June 30, 2008.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase.
Note 4: Acquisition
In October 2007, through a newly formed subsidiary, the Company acquired a portfolio of consumer receivables domiciled in South America. The investment in the subsidiary company, substantially all of which was applied to the cost of the portfolio, was approximately $8.6 million in cash.
Note 5: Furniture and Equipment
Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2009	2008
Furniture	$310,000	$310,000
Leasehold improvements	86,000	105,000
Equipment	2,752,000	2,714,000

	3,148,000	3,129,000
Less accumulated depreciation	2,637,000	2,367,000
Balance, end of period	$511,000	$762,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 6: Debt and Subordinated Debt — Related Party
Credit Facility
On July 11, 2006, the Company entered into the Fourth Amended and Restated Loan Agreement with a consortium of banks (the “Bank Group”). This agreement and all future amendments are referred to as the (“Credit Facility”). As a result of this amended agreement, the Credit Facility increased to $175 million, from $125 million and had an expandable feature which enabled the Company to increase the line to $225 million with the consent of the Bank Group. Since the inception of the Credit Facility on July 11, 2006, material amendments are as follows:
Second Amendment to the Fourth Amended and Restated Loan Agreement, dated March 2, 2007 – Amendment consented to the proposed Portfolio Purchase by non-credit party affiliates of the Company.
Third Amendment to the Fourth Amended and Restated Loan Agreement, dated March 30, 2007 – Amendment granted a temporary over advance of $16 million from March 30, 2007 through May 17, 2007 to permit the Portfolio Purchase.
Fourth Amendment to the Fourth Amended and Restated Loan Agreement, dated May 10, 2007 – Amendment reduced the borrowing base availability advance rate to $40 million from May 10, 2007 through October 7, 2007, and further reduced to $20 million effective October 8, 2007 and thereafter.
Fifth Amendment to the Fourth Amended and Restated Loan Agreement, dated June 27, 2007 – Amendment established an 80% advance rate on eligible receivables and further reduced the borrowing base availability advance rate to $15 million effective June 27, 2007.
Sixth Amendment to the Fourth Amended and Restated Loan Agreement, dated December 4, 2007 – Amendment granted a temporary increase to the Credit Facility to $185 million. The temporary increase was never utilized.
Seventh Amendment to the Fourth Amended and Restated Loan Agreement, dated February 20, 2009 (and effective as of June 30, 2009) – Amendment revises the Credit Facility to, among other items, reduce the level of the loan commitment as described below, redefine certain financial covenant ratios, revise the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the Bank of Montreal (“BMO”) Facility (the “Receivables Financing Agreement”), as further described below. Pursuant to the Seventh Amendment, the loan commitment has been revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), EBITDA and fixed charges attributable to Palisades XVI as further described below are to be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage ratio has been revised to exclude impairment expense of portfolios of consumer receivables acquired for liquidation and increase the ratio from a minimum of 1.50 to 1.0 to a minimum of 1.75 to 1.0. The permitted encumbrances under the Credit Facility were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and Asta Group (“the Family Entity”). Further, individual portfolio purchases in excess of $7.5 million now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period now require the consent of the Bank Group.
Eighth Amendment to the Fourth Amended and Restated Loan Agreement, dated July 10, 2009 — Amendment revised the Commitment Termination Date from July 11, 2009 to December 31, 2009. Also, the Credit Facility commitment shall not exceed the following amounts: (1) $40.0 million through July 30, 2009; (2) $34.0 million from July 31, 2009 through August 30, 2009; (3) $30.8 million from August 31, 2009 through September 29, 2009; (4) $22.9 million from September 30, 2009 through October 30, 2009; (5) $15.0 million from October 31, 2009 through November 29, 2009; (6) $7.4 million from November 30, 2009 through December 30, 2009; and (6) Zero Dollars on December 31, 2009. In addition, use of Advances to finance portfolio purchases in excess of $7.5 million shall require the consent of the Administrative Agent and use of Advances to finance portfolio purchases in excess of (a) $15.0 million in the aggregate as of July 31, 2009 and August 31, 2009; (b) $8.0 million in the aggregate as of September 30, 2009; (c) $6.0 million in the aggregate as of October 31, 2009 and November 30, 2009; and (d) $2.0 million in the aggregate as of December 31, 2009, during any 120 day period shall require the consent of the Requisite Lenders. In addition, the Company shall have no net loss on a consolidated basis during any Fiscal Year, provided however, for Fiscal Year ending September 30, 2009 only, a net loss not to exceed $10.0 million will be permitted under this Amendment. The Credit Facility bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5% per annum. See Note 15 – Subsequent Event.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 6: Debt and Subordinated Debt — Related Party (continued)
The Credit Facility is collateralized by all portfolios of consumer receivables acquired for liquidation, other than the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The applicable rate at June 30, 2009 and 2008 was 5.00%. The average interest rate excluding unused credit line fees for the nine-month periods ended June 30, 2009 and 2008, respectively, was 4.32% and 6.37% . The average interest rate excluding unused credit line fees for the three-month periods ended June 30, 2009 and 2008, was 5.00% and 5.09% , respectively. The outstanding balance on the Credit Facility was approximately $35.5 million on June 30, 2009 and $114.3 million on June 30, 2008. On June 30, 2009, the Company was in compliance with the Credit Facility loan covenants.
Receivables Financing Agreement
In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement (the “Receivables Financing Agreement”) , as amended in July 2007, December 2007, May 2008 and February 2009 with BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third and Fourth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contains cross default provisions related to the Credit Facility. This cross default can only occur in the event of a non-payment in excess of $2.5 million of the Credit Facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.
Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. The following is a summary of the material amendments:
Second Amendment — Receivables Financing Agreement, dated December 27, 2007 revised the amortization schedule of the loan from 25 months to approximately 31 months. BMO charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.
Third Amendment — Receivables Financing Agreement, dated May 19, 2008 extended the payments of the loan through December 2010. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI.
Fourth Amendment — Receivables Financing Agreement, dated February 20, 2009, among other things, (i) lowered the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provided for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waived the previous termination events. The interest rate remains unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.
As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company provided BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s existing senior lending facility or any successor senior facility.
The aggregate minimum repayment obligations required under the Fourth Amendment including interest and principal for fiscal years ending September 30, 2009 (three months), September 30, 2010 and September 30, 2011 (seven months), are $3.0 million, $12.0 million and $7.0 million, respectively, plus monthly interest and fees. While the Company believes it will be able to make all payments due under the new payment schedule, there is no assurance we will be able to liquidate the balance of the facility by April 30, 2011.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 6: Debt and Subordinated Debt — Related Party (continued)
On June 30, 2009 and 2008, the outstanding balance on this loan was approximately $109.4 million, and $148.3 million, respectively. The applicable interest rate at June 30,2009 and 2008 was 3.94% and 6.24%.The average interest rate of the Receivable Financing Agreement was 5.13% and 6.27% for the nine-month period ended June 30, 2009 and 2008, respectively. The average interest rate of the Receivable Financing Agreement was 4.01% and 5.43% for the three-month period ended June 30, 2009 and 2008, respectively.
The Company’s average debt obligation (excluding the subordinated debt —related party) for the nine and three month periods ended June 30, 2009, was approximately $172.7 million, and $152.4 million, respectively. The average interest rate for the nine and three month periods ended June 30, 2009 was 4.87% and 4.26%, respectively.
In addition, as further credit support under the Receivables Financing Agreement, the Family Entity provided BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity (See further discussion below on the Family Entity loan under Subordinated Debt – Related Party). The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, except upon the occurrence of certain termination events, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million note, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or any successor senior facility. On June 30, 2009, the Company was in compliance with the Receivables Financing Agreement loan covenants.
Subordinated Debt — Related Party
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
The Company’s cash requirements have been and will continue to be significant. The Company will depend on external financing to acquire consumer receivables. Portfolio acquisitions are financed primarily through cash flows from operating activities and with the Company’s Credit Facility, which matures on December 31, 2009. With limited purchases of portfolios through the nine months ended June 30, 2009, availability under the borrowing base formula is approximately $26.8 million at June 30, 2009. Our borrowing availability is limited to a formula based on the age of the receivables. As the collection environment remains challenging, we may be required to seek additional funding. Although availability has increased, this limited availability is coupled with the need for lender consents and with slower collections has had and could continue to have a negative impact on our ability to purchase new portfolios for future growth.
If the Company’s collections deteriorate below our lowest projections, the Company might need to secure another source of funding in order to satisfy its working capital needs, downsize its operations, or secure financing on terms that are not favorable to the Company. However, the Company believes its net cash collections over the next twelve months will be sufficient to cover its operating expenses, continue paying down debt, purchase additional portfolios and pay dividends, if declared.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6: Debt and Subordinated Debt — Related Party (continued)
The Company’s debt and subordinated debt — related party at June 30, 2009 and September 30, 2008 are summarized as follows:

			June 30, 2009
			Stated	Average
	June 30,	September 30,	Interest	Interest
	2009	2008	Rate	Rate (1)
Credit Facility	$35,540,000	$84,934,000	5.00%	4.32%
Receivables Financing Agreement	109,348,000	128,551,000	3.94%	5.13%

Total debt	$144,888,000	$213,485,000	n/a	4.87%

Subordinated debt — related party	$8,246,000	$8,246,000	6.25%	6.25%

(1)	9-month average
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
Leases
The Company is a party to three operating leases with respect to our current and former facilities in Englewood Cliffs, New Jersey; Sugar Land, Texas and Bethlehem, Pennsylvania. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K and 10-K/A, as filed with the Securities and Exchange Commission, for additional information. On February 12, 2009, the Company announced the closing of the call center, located in Pennsylvania, by the end of the second fiscal quarter of 2009. The cost of closing of the facility was approximately $250,000 including, but not limited to, severance costs for 38 employees. The lease on the facility is scheduled to expire on December 31, 2009. There has been no material impact on the level of collections, as the operations were shifted to the New Jersey location, or accounts were outsourced. The cost of this closure was recorded in the second quarter of fiscal year 2009.
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
In July 2009, the New York Attorney General filed a special proceeding in New York State Supreme Court against certain law firms and collection agencies, seeking to vacate approximately 100,000 default judgments that were taken in connection with actions in which a particular process serving company served process. The Company was not named in the action. Several of the third-party law firms used by the Company were named as defendants. These law firms have indicated that they intend to vigorously defend the action. There are an immaterial number of the Company’s accounts involved.
In settlement of a lawsuit filed by the Minnesota Attorney General, the National Arbitration Forum announced in July 2009 that it would no longer administer consumer or employment arbitrations. The Company does not use arbitration as a primary means of collection from consumers, and the change is not expected to have a significant impact on the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 8: Income Recognition, Impairments of Consumer Receivables Acquired for Liquidation and Accretable Yield Adjustments
Income Recognition
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
Impairments and accretable yield adjustments
The Company accounts for its impairments in accordance with SOP 03-3. This SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows should be recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows should be recognized as impairment. This SOP became effective October 1, 2005. Implementation of this SOP makes it more likely that impairment losses and accretable yield adjustments will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $46.2 million and $43.2 million were recorded during the nine month periods ended June 30, 2009 and 2008, respectively. Impairments of $6.4 million and $8.2 million were recorded in the three month period ended June 30, 2009 and 2008, respectively. There were no accretable yield adjustments recorded in the nine and three periods ended June 30, 2009 and 2008. In the third quarter ended June 30, 2008, the Company discontinued using the interest method for income recognition under SOP 03-3 for the Portfolio Purchase. The recognition of income under SOP 03-3 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use or the change to the cost recovery method. Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, the lack of reasonable delivery of media requests, the lack of validation of certain account components, and the sale of the primary servicer (which was commonly owned by the seller), the Company determined that it no longer has the ability to develop a reasonable expectation of the timing of the cash flows to be collected and therefore, transferred the Portfolio Purchase to the cost recovery method. Accordingly, the Company will recognize income only after it has recovered its carrying value, which, as of June 30, 2009 was $181.4 million. As a result of the transfer of the Portfolio Purchase in the third quarter of 2008, no finance income has been recognized in each of the comparable quarters of fiscal years 2009 and 2008. $17.7 million was recognized as finance income on the Portfolio Purchase in fiscal year 2008 prior to the transfer to cost recovery.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 8: Income Recognition, Impairments of Consumer Receivables Acquired for Liquidation and Accretable Yield Adjustments (continued)
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
We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sale. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.
We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little, or limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and, at times, incorporate such input into the estimates we use for our expected cash flows.
As a result of the recent challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 we have extended our time frame of the expectation of recovering 100% of our invested capital within an 24-39 month period from an 18-28 month period and the expectation of recovering 130-140% over 7 years which is an increase from the previous 5 year expectation. The collection expectations of portfolios previously purchased were not changed. We routinely monitor expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 8: Income Recognition, Impairments of Consumer Receivables Acquired for Liquidation and Accretable Yield Adjustments (continued)
Commissions and fees
Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.
Note 9: Income Taxes
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, both resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three month periods ending June 30, 2009 and 2008 reflects income tax expense at an effective rate of 40.7% and 40.5%, respectively. The provision for income tax expense for the nine month periods ending June 30, 2009 and 2008 reflects income tax expense at an effective rate of 40.8%. Income taxes receivable represent taxes due for overpayment of federal income taxes. Income taxes payable represent tax obligations due state jurisdictions.
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
The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2009 and 2008:

	Nine Months Ended June 30,
	2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic	$(11,527,000)	14,271,931	$(0.81)	$8,047,000	14,111,954	$0.57

Effect of Dilutive Stock					530,513

Diluted	$(11,527,000)	14,271,931	$(0.81)	$8,047,000	14,642,467	$0.55

At June 30, 2009, 913,004 options at a weighted average price of $12.79 were not included in the dilutive earnings per share calculation, as they were anti-dilutive. Options to purchase 18,000 shares of common stock with a weighted average exercise price of $28.75 for the nine months ended June 30, 2008 were excluded from the computation of common share equivalents as the exercise price was greater than the average market price of the common shares.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 10: Net Income Per Share (continued)

	Three Months Ended June 30,
	2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$1,478,000	14,271,946	$0.10	$2,440,000	14,276,158	$0.17

Effect of Dilutive Stock		173,626			259,390

Diluted	$1,478,000	14,445,572	$0.10	$2,440,000	14,535,548	$0.17

Options to purchase 911,338 shares of common stock with a weighted average exercise price of $12.81 for the three months ended June 30, 2009 were excluded from the computation of common share equivalents as the exercise price was greater than the average market price of the common shares.
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
On May 5, 2009, the Compensation Committee awarded 122,000 stock options to employees of the Company. 45,673 shares vested on that date. The remaining 114,000 shares vest in two equal annual installments starting on May 5, 2010. The weighted average assumptions used in the option pricing models were as follows:

Risk-free interest rate	0.18%
Expected term (years)	10.0
Expected volatility	111.7%
Dividend yield	1.45%
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 12: Stock Option Plans (continued)
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 were available as of June 30, 2009. On January 17, 2008, the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock to certain officers and directors of the Company which vest in three equal annual installments beginning October 1, 2008. 68,000 restricted shares were granted in the first quarter of fiscal year 2007. As of June 30, 2009, approximately 102 of the Company’s employees were eligible to participate in the Equity Compensation Plan.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 272,334 were available as of June 30, 2009. As of June 30, 2009, approximately 102 of the Company’s employees were eligible to participate in the 2002 Plan. Future grants under the 2002 Plan have not yet been determined.
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
The following table summarizes stock option transactions under the plans:

	Nine Months Ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,037,438	$11.69	1,337,438	$9.39
Options granted	122,000	2.95	—	—
Options exercised	(100)	2.95	(300,000)	1.42
Options forfeited	(1,000)	28.75	—	—

Outstanding options at the end of period	1,158,338	$10.76	1,037,438	$11.69

Exercisable options at the end of period	1,082,345	$11.31	1,031,438	$11.59

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 12: Stock Option Plans (continued)

	Three Months Ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,036,438	$11.68	1,037,438	$9.37
Options granted	122,000	2.95	—	—
Options exercised	(100)	2.95	—	—

Outstanding options at the end of period	1,158,338	$10.76	1,037.438	$11.69

Exercisable options at the end of period	1,082,345	$11.31	1,031,438	$11.59

The Company recognized $164,000 and $121,000 of compensation expense related to stock option awards during the nine and three month periods ended June 30, 2009. The Company recognized $69,000 and $22,000 of compensation expense related to stock option awards during the nine and three month periods ended June 30, 2008. As of June 30, 2009, there was $164,000 of unrecognized compensation cost related to unvested stock options.
The intrinsic value of the stock options exercised during the third quarter of fiscal year 2009 was not material. The intrinsic value of stock options exercised during the nine months ended June 30, 2008 was $6,281,000. There were no options exercised during the third quarter of fiscal year 2008.
The following table summarizes information about the Plans’ outstanding options as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range Of Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price
$0.8125 – $2.8750	300,000	1.2	$2.63	300,000	$2.63
$2.875001 – $5.7500	228,567	6.8	$3.78	152,574	$4.19
$5.750001 – $8.6250	12,000	2.4	$5.96	12,000	$5.96
$14.3750001 – $17.2500	218,611	4.4	$15.04	218,611	$15.04
$17.250001 – $20.1250	382,160	5.3	$18.22	382,160	$18.22
$28.7500 – $28.7500	17,000	7.5	$28.75	17,000	$28.75

	1,158,338	4.4	$10.76	1,082,345	$11.31

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2009		2008
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	80,667	$23.06	45,333	$28.75
Awards granted	—	—	58,000	$19.73
Vested	(40,995)	$28.75	(22,666)	$28.75
Forfeited	(4,334)	$21.81	—	—

Unvested at the end of period	35,338	$19.73	80,667	$22.26

The Company recognized $701,000 and $95,000 of compensation expense related to the restricted stock awards during the nine and three month periods ended June 30, 2009. The Company recognized $661,000 and $257,000 of compensation expense related to the restricted stock awarded during the nine and three month periods ended June 30, 2008. As of June 30, 2009 there was $479,000 of unrecognized compensation cost related to unvested restricted stock.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 13: Stockholders’ Equity
For the nine months ended June 30, 2009, the Company declared dividends of $856,000 or $0.02 per share. $286,000 was declared and accrued as of June 30, 2009 and paid August 3, 2009. For the nine months ended June 30, 2009, the Company recorded $47,000, net of taxes, in cumulative translation adjustment related to its investment in South America.
Note 14: Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates. In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which now requires the SFAS 107 fair value disclosures in interim period results.
The carrying value of consumer receivables acquired for liquidation was $356,264,000 at June 30, 2009 and $449,012,000 at September 30, 2008. The Company computed the fair value of these receivables using its forecasting model and the fair value approximated the carrying value at June 30, 2009 and September 30, 2008.
The carrying value of debt and subordinated debt (related party) was $153,134,000 at June 30, 2009 and $221,731,000 at September 30, 2008. The majority of these loans are variable rate and short-term, therefore, the carrying amounts approximate fair value.
Note 15: Subsequent Events
On July 10, 2009 the Company entered into the Eighth Amendment to the Fourth Amended and Restated Loan Agreement. This Amendment revised the Commitment Termination Date from July 11, 2009 to December 31, 2009. Also, the Credit Facility commitment shall not exceed the following amounts: (1) $40.0 million through July 30, 2009; (2) $34.0 million from July 31, 2009 through August 30, 2009; (3) $30.8 million from August 31, 2009 through September 29, 2009; (4) $22.9 million from September 30, 2009 through October 30, 2009; (5) $15.0 million from October 31, 2009 through November 29, 2009; (6) $7.4 million from November 30, 2009 through December 30, 2009; and (6) Zero Dollars on December 31, 2009. In addition, use of Advances to finance portfolio purchases in excess of $7.5 million shall require the consent of the Administrative Agent and use of Advances to finance portfolio purchases in excess of (a) $15.0 million in the aggregate as of July 31, 2009 and August 31, 2009; (b) $8.0 million in the aggregate as of September 30, 2009; (c) $6.0 million in the aggregate as of October 31, 2009 and November 30, 2009; and (d) $2.0 million in the aggregate as of December 31, 2009, during any 120 day period shall require the consent of the Requisite Lenders. In addition, the Company shall have no net loss on a consolidated basis during any Fiscal Year, provided however, for Fiscal Year ending September 30, 2009 only, a net loss not to exceed $10.0 million will be permitted under this Amendment. The Credit Facility bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5% per annum. All other terms of the loan were unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Caution Regarding Forward Looking Statements
This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K and Form 10-K/A for the year ended September 30, 2008, and other reports filed with the Securities and Exchange Commission (“SEC”).
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

As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecommunications receivables, consumer loan receivables, retail installment contracts, mixed consumer receivables, and auto deficiency receivables has matured, we use the interest method for accounting for substantially all asset acquisitions within these classes of receivables when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes in which we do not possess the same expertise or history, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables. At June 30, 2009, approximately $136.5 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $219.8 million are accounted for using the cost recovery method. The latter includes one portfolio valued at approximately $181 million.
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
We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our costs including servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little or limited experience, we have the added benefit of soliciting our third party collection agencies and attorney networks for their input on liquidation rates and at times incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.
As a result of the recent challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 we have extended our time frame of the expectation of recovering 100% of our invested capital within a 24-39 month period from an 18-28 month period and the expectation of recovering 130-140% over 7 years which is an , increase from the previous 5 year expectation. The collection expectations of portfolios previously purchased were not changed. We routinely monitor these results against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
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
Results of Operations
The nine-month period ended June 30, 2009, compared to the nine-month period ended June 30, 2008
Finance income. During the nine-month period ended June 30, 2009, finance income decreased $37.9 million or 41.3% to $53.7 million from $91.6 million for the nine-month period ended June 30, 2008. The decrease was, in part, attributable to the transfer of the $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”) from the interest method to the cost recovery method effective at the beginning of the third quarter of fiscal year 2008. $17.7 million in finance income was recognized through the second quarter of fiscal year 2008 . Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, the lack of reasonable delivery of media requests, the lack of validation of certain account components, and the sale of the primary servicer (which was commonly owned by the seller), the Company determined that it no longer has the ability to develop a reasonable expectation of the timing of the cash flows to be collected and therefore, transferred the Portfolio Purchase to the cost recovery method. As a result of the transfer, no finance income was recognized on the Portfolio Purchase for the nine month period ended June 30, 2009. In addition, finance income is lower due to the lower level of portfolio purchases and older portfolios aging out. Average receivables under the interest method of accounting, declined approximately $72 million from $242.2 million at June 30, 2008 to $170.0 million at June 30, 2009. The decrease in the average level of consumer receivables is attributable to impairments recorded, continued amortization of principal and our reduced level of portfolio purchases which were down from $1.6 billion of face value receivables at a cost of $48.9 million during the nine-month period ended June 30, 2008, as compared to $427.1 million of face value receivables at a cost of $16.5 million during the nine-month period ended June 30, 2009. Income recognized from fully amortized portfolios (zero basis revenue) was $31.1 million and $34.2 million for the nine months ended June 30, 2009 and 2008, respectively.
During the first nine months of fiscal year 2009, net cash collections of consumer receivables acquired for liquidation decreased by $40.1 million, or 25.5%, to $116.6 million from $156.7 million for the nine months ended June 30, 2008. The decrease in net collections is attributable to the aging of the portfolio, and the declining purchase volume over the last year and half. Collections have also been impacted by the overall slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $38.0 million, or 38.7%, to $60.1 million for the nine months ended June 30, 2009

During the nine months ended June 30, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain. One of the portfolios is related to unsecured installment loans domiciled in Puerto Rico. Due to local market conditions, the future cash flows of this portfolio became increasingly unpredictable. The second portfolio is made up of retail installment contracts that have not followed the performance curves we have historically experienced in this area of the market. The third portfolio has not performed as expected as compared to other portfolios in its class. Based upon the forecasts not being as reliable as first forecasted, we transferred these portfolios to the cost recovery method. Finance income on these portfolios collectively was approximately 3% of revenue for each of the nine-month periods ended June 30, 2009 and 2008, respectively. As a result of the transfer to the cost recovery method, we will not recognize finance income on these three portfolios until their carrying values are recovered. At June 30, 2009, the combined carrying values of these portfolios were $9.2 million. Impairments of approximately $8.9 million were recorded in the first and second quarters of fiscal year 2009 on these three portfolios.
Other income. Other income of $90,000 and $156,000 for the nine months ended June 30, 2009 and 2008, respectively, includes interest income and service fee income.
General and Administrative Expenses. During the nine months ended June 30, 2009, general and administrative expenses decreased $0.5 million, or 2.6% to $20.0 million from $20.5 million for the nine months ended June 30, 2008, and represented 27.4% of total expenses (excluding income taxes) for the nine months ended June 30, 2009 as compared to 26.3% for the nine month period ended June 30, 2008. The decrease in general and administrative expenses was primarily due to reduced salary and salary related expenses and postage expense due to lower portfolio levels, offset by professional fees related to the banking amendment signed in the second and third quarters of this year, and higher collection expenses with increased legal costs related to the collection cycle and maintaining a higher level of debtor accounts acquired in the past several years. In the second quarter of fiscal year 2009 we closed the Pennsylvania collection facility. The cost of closing the Pennsylvania call center in February 2009 was approximately $250,000 and was included in general and administrative expense in the three month period ended March 31, 2009. The closure yielded savings of approximately $375,000 in the third quarter of fiscal year 2009.
Interest Expense. During the nine month period ended June 30, 2009, interest expense decreased $7.4 million or 51.7% from $14.3 million in the same prior year period and represented 9.4% of total expenses (excluding income taxes) for the nine-month period ended June 30, 2009 compared to 18.3% for the nine-month period ended June 30, 2008. The decrease in interest expense is primarily the result of a reduction in the average loan balance from $300.8 for the nine-month period ended June 30, 2008 to $172.7 million for the same current year period as we continue our program of reducing debt, in addition to reduced portfolio purchases. Additionally, the average interest rate in the nine-month period ended June 30, 2009 was 4.9% as compared to 6.2% for the same prior year period.
Impairments. Impairments of $46.2 million were recorded by the Company during the nine months ended June 30, 2009 as compared to $43.2 million for the nine months ended June 30, 2008, and represented 63.2% of total expenses (excluding income taxes) for the quarter ended June 30, 2009 as compared to 55.3% for the same prior year period. Included in impairments is $8.9 million related to three portfolios transferred to the cost recovery method. As relative collections with respect to our expectations on these portfolios were sustaining a lower level ,we believed that these impairment charges and adjustments to our cash flow expectations became necessary. We recorded impairments on the Portfolio Purchase in the amount of $30.3 million and five other portfolios in the amount of $12.9 million in the nine month period ended June 30, 2008.
The three-month period ended June 30, 2009 as compared to the three month period ended June 30, 2008
Finance income. For the three months ended June 30, 2009, finance income decreased $6.4 million or 27.0% to $17.2 million from $23.6 million for the three months ended June 30, 2008. The decrease is primarily attributable to the reduced level of portfolio purchases under the interest method over the last year and a half, the aging out of older portfolios . Average receivables under the interest method of accounting declined approximately $91 million from $239.4 million at June 30, 2008 to $137.0 million at June 30, 2009. The decrease in the average level of consumer receivables is attributable to impairments recorded, continued amortization of principal and decline in the level of portfolio purchases over the last year and a half. Income recognized from fully amortized portfolios (zero basis revenue) was $10.5 million and $10.4 million for the three months ended June 30, 2009 and 2008, respectively.
During the third quarter of fiscal year 2009, net collections of consumer receivables acquired for liquidation decreased by 23.2% to $37.6 million from $49.0 million for the three months ended June 30, 2008. The decrease in net collections is attributable to the aging of the portfolio, and the lower level of portfolio purchases over the last year and half. Collections have also been impacted by the overall slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorney networks decreased $13.3 million, or 45.5%, for the three months ended June 30, 2009 as compared to the same period in the prior year.
Other income. Other income of $36,000 and $12,000 for the three months ended June 30, 2009 and 2008, respectively, includes interest and service fee income.

General and Administrative Expenses. During the three-month period ended June 30, 2009, general and administrative expenses decreased $1.0 million or 12.9% to $6.6 million from $7.6 million for the three-months ended June 30, 2008, and represented 44.9% of total expenses (excluding income taxes) for the three months ended June 30, 2009 as compared to 39.2% for the same period in the prior year. The decrease is primarily the result of lower salary and salary-related expenses, as the full effect of the closing of the Pennsylvania call center in the second quarter of fiscal year 2009 was reflected in the third quarter of fiscal 2009. In addition as the level of portfolio purchases has been lower, postage related to mailings was down. Also, as we have made significant improvements in the technology area in the past several years, technology costs have moved lower towards a level of maintenance.
Interest Expense. During the three-month period ended June 30, 2009, interest expense was $1.8 million compared to $3.6 million in the same period in the prior year and represented 12.1% of total expenses (excluding income taxes) for the three-month period ended June 30, 2009 compared to 18.8% in the same prior year period. The decrease in interest expense is primarily the result of the decrease in the average loan balance from $270.6 million for the three-month period ended June 30, 2008 to $152.4 million for the same current year period as we continue our program of reducing debt, in addition to reduced portfolio purchases. Additionally, the average interest rate in the three-month period ended June 30, 2009 was 4.3% as compared to 5.3% for the same prior year period.
Impairments. Impairments of $6.4 million were recorded by the Company during the three months ended June 30, 2009 as compared to $8.2 million for the three months ended June 30, 2008, and represented 43.1% of total expenses (excluding income taxes) for the quarter ended June 30, 2009 as compared to 42.0% for the three months ended June 30, 2008. There were 5 portfolios impaired in each of the three-month periods. As relative collections with respect to our expectations on these portfolios were sustaining a lower level, we believed that these impairment charges and adjustments to our cash flow expectations became necessary.
Liquidity and Capital Resources
Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include repayment of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, dividends and taxes. We rely significantly upon our lenders to provide the funds necessary for the purchase of consumer and commercial accounts receivable portfolios. As of June 30, 2009, the Seventh Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Facility”) entered into on February 20, 2009, granted an $80 million line of credit from a consortium of banks (the “Bank Group”) for portfolio purchases and working capital. The Credit Facility bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5%. The Credit Facility is collateralized by all portfolios of consumer receivables acquired for liquidation other than the assets of Palisades Acquisition XVI, LLC, a subsidiary of the Company (“Palisades XVI”) and contains financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The Credit Facility’s commitment termination date (“Commitment Termination Date”) was July 11, 2009.
As of June 30, 2009, there was a $35.5 million outstanding balance on the Credit Facility. Although we are within the borrowing limits of this facility, there are certain limitations in place with regard to collateralization whereby the Company may be limited in its ability to borrow funds to purchase additional portfolios. The availability was $26.1 million on June 30, 2009.
On July 10, 2009 the Company entered into the Eighth Amendment to the Fourth Amended and Restated Loan Agreement. This Amendment revised the Commitment Termination Date from July 11, 2009 to December 31, 2009. Also, the Credit Facility commitment shall not exceed the following amounts: (1) $40.0 million through July 30, 2009; (2) $34.0 million from July 31, 2009 through August 30, 2009; (3) $30.8 million from August 31, 2009 through September 29, 2009; (4) $22.9 million from September 30, 2009 through October 30, 2009; (5) $15.0 million from October 31, 2009 through November 29, 2009; (6) $7.4 million from November 30, 2009 through December 30, 2009; and (6) Zero Dollars on December 31, 2009. In addition, use of Advances to finance portfolio purchases in excess of $7.5 million shall require the consent of the Administrative Agent and use of Advances to finance portfolio purchases in excess of (a) $15.0 million in the aggregate as of July 31, 2009 and August 31, 2009; (b) $8.0 million in the aggregate as of September 30, 2009; (c) $6.0 million in the aggregate as of October 31, 2009 and November 30, 2009; and (d) $2.0 million in the aggregate as of December 31, 2009, during any 120 day period shall require the consent of the Requisite Lenders. In addition, the Company shall have no net loss on a consolidated basis during any Fiscal Year, provided however, for Fiscal Year ending September 30, 2009 only, a net loss not to exceed $10.0 million will be permitted under this Amendment
In March 2007, Palisades XVI consummated the Portfolio Purchase. The Portfolio Purchase is made up of predominantly credit card accounts and includes accounts in collection litigation and accounts as to which the sellers have been awarded judgments and other traditional charge-offs. The Company’s line of credit with the Bank Group was fully utilized, as modified in February 2007, with the aggregate deposit of $75 million paid for the Portfolio Purchase.
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

On February 20, 2009, the Company entered into the Fourth Amendment — Receivables Financing Agreement. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the previous termination events. The interest rate will remain unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.
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
The aggregate minimum repayment obligations required under the Fourth Amendment to the Receivables Financing Agreement entered into on February 20, 2009 with Palisades XVI including interest and principal for fiscal years ending September 30, 2009 (three months), September 30, 2010 and September 30, 2011 (seven months), are $3.0 million, $12.0 million and $7.0 million, respectively, plus monthly interest and fees. There is an additional requirement that the balance of the facility be reduced to $25 million by April 30, 2011. While the Company believes it will be able to make all payments due under the new payment schedule, there is no assurance we will be able to reduce the balance of the facility to $25 million by April 30, 2011.
On June 30, 2009 and 2008, the outstanding balance on this loan was approximately $109.4 million, and $148.3 million, respectively. The average interest rate of the Receivable Financing Agreement was 5.13% and 6.27% for the nine-month period ended June 30, 2009 and 2008, respectively.
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman of the Board of the Company, Gary Stern, the Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of $8,246,493, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with a consortium of banks. Interest expense on this loan was $385,000 for the nine months ended June 30, 2009.
The subordinated loan was incurred by the Company to resolve certain issues. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the Bank Group on June 13, 2008. This facility is secured by substantially all of the assets of the Company and its subsidiaries (the “Bank Group Collateral”), other than the assets of Palisades XVI, which was separately financed by the Bank of Montreal (the “BMO Facility”).
As of June 30, 2009, our cash decreased $0.4 million to $3.2 million from $3.6 million at September 30, 2008. The decrease in cash during the nine month period ended June 30, 2009, was due to an increase in net cash used in financing activities, substantially offset by an increase in cash provided by investing and operating activities.
Net cash provided by operating activities was $21.6 million during the nine months ended June 30, 2009, compared to $44.6 million during the nine months ended June 30, 2008. The decrease in net cash provided by operating activities is primarily attributable to lower net income (excluding non-cash items), partially offset by an increase in deferred and current income taxes receivable. Net cash provided by investing activities was $46.9 million during the nine months ended June 30, 2009, compared to $16.5 million during the nine months ended June 30, 2008. The increase in net cash provided by investing activities is primarily the reflection of decreased accounts acquired for liquidation purchases during the nine months ended June 30, 2009. Decreased collections and cash distributions received from venture were somewhat offset by a favorable exchange effect on receivable accounts acquired for liquidation in South America. Net cash used in financing activities was $68.9 million during the nine month period ended June 30, 2009, as compared to cash provided by financing activities of $62.9 million in the prior period. The change in net cash used by financing activities was primarily due to an advance under related party subordinated debt issued during the third quarter of fiscal year 2008 partially offset by a decrease in the paydown of the lines of credit during the nine months ended June 30, 2009. In addition, there was approximately a $13,000 unfavorable foreign exchange rate effect on cash for the nine month period ended June 30, 2009 compared to approximately a $42,000 unfavorable exchange impact in the prior year.

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For The Nine Months Ended June 30, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	16,221,000	280,000	16,501,000
Net cash collections from collections of consumer receivables acquired for liquidation	(75,123,000)	(33,619,000)	(108,742,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,158,000)	(3,684,000)	(7,842,000)
Transfer to cost recovery (1)	(10,128,000)	10,128,000	—
Impairments of consumer receivables acquired for liquidation	(46,208,000)	—	(46,208,000)
Effect of foreign currency translation	—	(179,000)	(179,000)
Finance income recognized (2)	52,366,000	1,356,000	53,722,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Revenue as a percentage of collections	66.1%	3.6%	46.1%

(1)	During the nine months ended June 30, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain.

(2)	Includes $31.1 million derived from fully amortized interest method pools.

	For The Nine Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	25,622,000	23,242,000	48,864,000
Net cash collections from collections of consumer receivables acquired for liquidation (1)	(130,572,000)	(10,633,000)	(141,205,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(15,480,000)	—	(15,480,000)
Transfer to cost recovery (2)	(208,693,000)	208,693,000	—
Impairments of consumer receivables acquired for liquidation	(43,153,000)	—	(43,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (3)	90,624,000	949,000	91,573,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	62.0%	8.9%	58.4%

(1)	Includes the put back of a portfolio purchased and returned to the seller in the amount of $2.8 million in the first quarter of fiscal year 2008.

(2)	The Company purchased $6.9 billion in face value receivables for a purchase price of $300 million in March 2007 (the “Portfolio Purchase”). During the quarter ending June 30, 2008, the Company transferred the carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(3)	Includes $34.2 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$137,497,000	$230,726,000	$368,223,000
Acquisitions of receivable portfolios, net	13,540,000	273,000	13,813,000
Net cash collections from collections of consumer receivables acquired for liquidation	(23,660,000)	(12,766,000)	(36,426,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,083,000)	(112,000)	(1,195,000)
Impairments of consumer receivables acquired for liquidation	(6,364,000)	—	(6,364,000)
Effect of foreign currency translation	—	1,011,000	1,011,000
Finance income recognized (1)	16,510,000	692,000	17,202,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Revenue as a percentage of collections	66.7%	5.4%	45.7%

(1)	Includes $10.5 million derived from fully amortized interest method pools.

	For The Three Months Ended June 30, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$460,623,000	$51,633,000	$512,256,000
Acquisitions of receivable portfolios, net	5,467,000	2,090,000	7,557,000
Net cash collections from collections of consumer receivables acquired for liquidation	(42,869,000)	(3,303,000)	(46,172,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,826,000)	—	(2,826,000)
Transfer to cost recovery (1)	(208,693,000)	208,693,000	—
Impairments of consumer receivables acquired for liquidation	(8,153,000)		(8,153,000)
Effect of foreign currency translation	—	782,000	782,000
Finance income recognized (2)	23,314,000	246,000	23,560,000

Balance, end of period	$226,863,000	$260,141,000	$487,004,000

Revenue as a percentage of collections	51.0%	7.4%	48.1%

(1)	Represents the transfer of the carrying value of the Portfolio Purchase from the interest method to the cost recovery method.

(2)	Includes $10.4 million derived from fully amortized interest method pools.

Additional Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the nine months ended June 30, 2009, we purchased portfolios with an aggregate purchase price of $16.5 million with a face value of $427.1 million.
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
COLLECTIONS REPRESENTED BY ACCOUNT SALES

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Nine months ended June 30, 2009	$7,842,000	$2,525,000
Three months ended June 30, 2009	$1,195,000	$734,000

Nine months ended June 30, 2008	$15,480,000	$7,125,000
Three months ended June 30, 2008	$2,826,000	$1,946,000
INTEREST METHOD PORTFOLIO PERFORMANCE (1)

		Net
		Cash			Total estimated
		Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,427,000	$0	$105,427,000	162%
2002	36,557,000	47,955,000	0	47,955,000	131%
2003	115,626,000	209,397,000	1,641,000	211,038,000	183%
2004	103,743,000	177,670,000	1,098,000	178,768,000	172%
2005	126,023,000	198,857,000	22,828,000	221,685,000	176%
2006	163,392,000	225,327,000	49,204,000	274,531,000	168%
2007	109,235,000	73,602,000	73,937,000	147,539,000	135%
2008	25,622,000	25,661,000	14,638,000	40,299,000	157%
2009	16,221,000	3,042,000	18,179,000	21,221,000	131%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year. Excludes interest method portfolio purchases subsequently transferred to cost recovery.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
In June 2009, the FASB issues SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162.” Under SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s views, the issuance of SFAS No. 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute to Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. The Company does not expect the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.
In June 2009, the Financial Accounting Standards Board issued FASB Statement 167, Amendments to FASB Interpretation No. 46(R), to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, Statement 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. Statement 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company does not believe that the adoption of Statement 167 will have a significant effect on its consolidated financial statements.
In May 2009, the FASB issues SFAS No. 165, Subsequent Events, to incorporate the accounting and disclosures requirements for subsequent events into GAAP. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS No. 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 7, 2009, the date the financial statements were available to be issued.
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
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At June 30, 2009, our Credit Facility and our Receivable Financing Agreement, all of which is variable debt, had an outstanding balance of $35.5 million and $109.4 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the nine month period ended June 30, 2009 by approximately $216,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

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
In July 2009, the New York Attorney General filed a special proceeding in New York State Supreme Court against certain law firms and collection agencies, seeking to vacate approximately 100,000 default judgments that were taken in connection with actions in which a particular process serving company served process. The Company was not named in the action. Several of the third-party law firms used by the Company were named as defendants. These law firms have indicated that they intend to vigorously defend the action. It appears that an immaterial number of the Company’s accounts are involved.
In settlement of a lawsuit filed by the Minnesota Attorney General, the National Arbitration Forum announced in July 2009 that it would no longer administer consumer or employment arbitrations. The Company does not use arbitration as a primary means of collection from consumers, and the change is not expected to have a significant impact on the Company.

Item 1A.	Risk Factors
On July 10, 2009 the Company entered into the Eighth Amendment to the Fourth Amended and Restated Loan Agreement with the Bank Group. This Amendment revised the Commitment Termination Date from July 11, 2009 to December 31, 2009, reduced the credit facility commitment limits, and revised other debt provisions (see further detail in Note 15: Subsequent Events to the Condensed Consolidated Financial Statements).
This amendment includes certain commitment limits and restrictive covenants, including financial covenants. Failure to satisfy any of these commitment limits or covenants could result in all or any of the following:
•	acceleration of the payment of our outstanding indebtedness;
•	cross defaults to and acceleration of the payment under our existing financing agreements;
•	our inability to borrow additional amounts under our existing financing arrangements; and
•	our inability to secure financing on favorable terms or at all from alternative sources.
The Company believes that it will meet all covenant and repayment requirements to pay down the debt by December 31, 2009. If, however, the Company, does not meet the requirements, it will consider the sale of assets collateralized by this loan agreement to satisfy its obligations by December 31, 2009.
There were no other material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on February 20, 2009, or the Report on Form 10-K/A filed with the Securities & Exchange Commission on March 13, 2009.

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

ASTA FUNDING, INC. (Registrant)
Date: August 7, 2009	By:	/s/ Gary Stern
Gary Stern, Chairman, President,
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Robert J. Michel
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