Form 10-K
period 2009-09-30
ASTA FUNDING INC
filed 2009-12-29
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-26906

ASTA FUNDING, INC.
(Exact Name of Registrant Specified in its Charter)

Delaware	22-3388607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Sylvan Avenue, Englewood Cliffs, NJ (Address of principal executive offices)	07632 (Zip Code)

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $25,976,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 21, 2009, the registrant had 14,272,457 shares of Common Stock issued and outstanding.

FORM 10-K

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
Item 9A	Controls and Procedures	39
Item 9B.	Other Information	42

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	42
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42
Item 14.	Principal Accounting Fees and Services	42

PART IV
Item 15.	Exhibits and Financial Statement Schedules	42
EX-14.1: CODE OF ETHICS		49
EX-21.1: SUBSIDIARIES OF THE COMPANY		52
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		53
EX-23.2: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		54
EX-31.1: CERTIFICATION		55
EX-31.2: CERTIFICATION		56
EX-32.1: CERTIFICATION		57
EX-32.2: CERTIFICATION		58
EX-10.32
EX-14.1
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Caution Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward looking statements represent our judgment regarding future events, but we can give no assurance that such judgment will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described below under “Risk Factors” in Item 1A and “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us”, “the Company”, or “our” as used herein refer to Asta Funding, Inc. and its subsidiaries.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”) is engaged in the business of purchasing, and managing for its own account, distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit and service providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R) and other credit card accounts which were charged-off by the issuers or providers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

We purchase receivables from credit grantors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of MasterCard(R), Visa(R), private label and credit card accounts, among other types of receivables. We pursue new acquisitions of consumer receivable portfolios from originators of consumer debt, on an ongoing basis through:

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

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management either will move certain receivables from one third-party collection agency or attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections, or it will sell portions of the portfolio accounts. Additionally, we have an internal collection unit, which currently employs approximately 47 collection-related staff, including senior management. These employees assist us in benchmarking our third-party collection agencies and attorneys, and give us greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

For the years ended September 30, 2009, 2008 and 2007, our finance income was approximately $70.2 million, $115.3 million and $138.4 million, respectively, and our net (loss) income was approximately $(90.7) million, $8.8 million and $52.3 million, respectively. During these same years our net cash collections were approximately $147.4 million, $208.0 million and $281.8 million, respectively.

We were formed in 1994 as an affiliate of Asta Group, Incorporated (“the Family Entity”), an entity owned by Arthur Stern, our Chairman Emeritus, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family, to purchase, at a small discount to face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we decided to capitalize on our management’s more than 40 years of experience and expertise in acquiring and managing consumer receivable portfolios for the Family Entity. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of the Family Entity and a partner, purchased our first significant consumer receivable portfolio. Since then, the Family Entity ceased acquiring consumer receivable portfolios and, accordingly, does not compete with us.

Industry Overview

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is an industry that is driven by:

•	increasing levels of consumer debt;

•	increasing defaults of the underlying receivables; and

•	increasing utilization of third-party providers to collect such receivables.

Strategy

Although we are in a challenging economic environment, our primary objective remains to utilize our management’s experience and expertise by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategy includes:

•	managing the collection and servicing of our consumer receivable portfolios, including outsourcing a majority of those activities to maintain low fixed overhead;

•	although reduced pricing has slowed our capabilities, we seek to sell accounts on an opportunistic basis, generally when our efforts have been exhausted through traditional collecting methods, when pricing is at our indifference point, or when we can capitalize on pricing during times when we feel the pricing environment is high; and

•	although we have purchased fewer consumer receivable portfolios than in recent years, we remain focused on capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios as pricing, financing and conditions permit.

Because our purchases of new portfolios of consumer receivables has been reduced, we expect to see a corresponding reduction in finance income in future quarters and future years, to the extent we have not replaced our receivables acquired for liquidation. Instead, we are focusing, in the short-term, on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will buy at the right price, where we believe the purchase will yield our desired rate of return.

We believe as a result of our management’s experience and expertise, and the fragmented yet growing market in which we operate, as we implement this short-term strategy we will be in position to again grow the business when economic conditions stabilize.

We are a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. We were incorporated in New Jersey on July 7, 1994 and were reincorporated in Delaware on October 12, 1995, as the result of a merger with a Delaware corporation.

Consumer Receivables Business

Receivables Purchase Program

We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard(R), Visa(R) and private label credit card accounts, among other types of receivables.

From time to time, we may acquire directly and indirectly, through the consumer receivable portfolios that we acquire, secured consumer asset portfolios, primarily receivables secured by automobiles.

We identify potential portfolio acquisitions on an ongoing basis through:

•	our relationships with industry participants, financial institutions, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	Other sources.

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $100,000 to approximately $15,000,000; however, we acquired one group of portfolios in March 2007 for $300 million (the “Portfolio Purchase”). As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid, with one of our third-party collection agencies and attorneys or financing sources who assists in the acquisition of a portfolio and provides us with more favorable non-recourse financing terms or a discounted servicing commission. Current participation agreements include a 50% sharing arrangement after the Company has recouped 100% of the cost of the portfolio purchase plus the cost of funds.

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

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold, through an electronic form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, management monitors the portfolio’s performance and uses this information in determining future buying criteria including pricing. An integral part of the acquisition process is the oversight by the Investment Committee. This committee, established in January 2008, must review and approve all investments above $1 million in value. Voting criteria are more stringent as the size of the investment increases. This is a four-member committee composed of the Chairman Emeritus, the Chief Executive Officer, the Chief Financial Officer, and the Senior Vice President. As the Chairman Emeritus and Chief Executive Officer are related family members, at least one other officer must approve transactions.

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs, which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. Included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	financial wherewithal of the seller;

•	jobs or property of the debtors found within portfolios — with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain customer statements from the original issuer.

We obtain and utilize, as appropriate, input including, but not limited to, monthly collection projections and liquidation rates from our third party collection agencies and attorneys, as further evidentiary matter, to assist us in developing collection strategies and in modeling the expected cash flows for a given portfolio.

Once a receivable portfolio has been identified for potential purchase, we prepare various analyses based on extracting customer level data from external sources, other than the issuer, to analyze the potential collectability of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired by us. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third-party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, members of our Senior Management discuss the findings, decide whether to make the purchase and finalize the price at which we are willing to purchase the portfolio.

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys, through privately negotiated direct sales and through auction-type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers for sourcing consumer receivable portfolios. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

•	adequate internal controls to detect fraud;

•	the ability to provide post-sale support; and

•	the capacity to honor put-back and return warranty requests.

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

Accounts returned to sellers for fiscal years 2009 and 2008 have been determined to be immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that can be returned to the seller. Significant accounts returned to sellers for the fiscal year ended 2007 amounted to approximately $10.0 million of investment for two portfolio purchases. Such accounts were non-compliant accounts.

We generally use third parties to determine bankrupt and deceased accounts, allowing us to focus our resources on portfolio collections. Under a typical portfolio purchase agreement, the seller refunds the portion of the purchase price attributable to the returned accounts or delivers replacement receivables to us. Occasionally, we will acquire a well-seasoned or older portfolio at a reduced price from a seller that is unable to meet all of our purchasing criteria. When we acquire such portfolios, the purchase price is further discounted beyond the typical discounts we receive on the portfolios we purchase.

In 2006, we acquired VATIV, located in Sugar Land, Texas. VATIV provides bankruptcy and deceased account servicing. The acquisition of VATIV provides the Company with internal experience and proprietary systems in support of servicing our own bankruptcy and deceased accounts, while also affording us the opportunity to enter new markets for acquisitions in the bankruptcy and deceased account fields.

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

We presently outsource the majority of our receivable servicing to third-party collection agencies and attorneys. Our senior management typically determines the appropriate third-party collection agency and attorney based on the type of receivables purchased. Once a group of receivables is sent to a third-party collection agency or attorney, our management actively monitors and reviews the third-party collection agency’s and attorney’s performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments for the purpose of evaluating the results of the efforts of the third-party collection agencies and attorneys. Based on portfolio performance guidelines, our management will reassign certain receivables from one third-party collection agency or attorney to another if we believe such change will enhance collections.

At September 30, 2009 approximately 29% of our portfolios were serviced by five collection organizations. We have servicing agreements in place with these five collection organizations as well as all other third-party collection agencies and attorneys. These servicing agreements cover standard contingency fees and servicing of the accounts.

We have three main internal servicing departments:

•	collection/skiptrace;

•	customer service; and

•	accounting and finance.

Collection/Skiptrace.  The Collection/Skiptrace Department is responsible for making contact with the debtors and collecting on our consumer receivable portfolios that are not being serviced by third-party collection agencies and attorneys. This department uses a friendly, customer service approach to collect on receivables. Through the use of our collection software and telephone system, each collector is responsible for:

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

Customer Service.  The Customer Service Department is responsible for:

•	handling incoming calls from debtors and third-party collection agencies;

•	coordinating customer inquiries and assisting the collection agencies in the collection process;

•	handling buy-back and information requests from companies that have purchased receivables from us;

•	working with the buyers during the transition period and post-sale process; and

•	handling any issues that may arise once a receivable portfolio has been sold.

Accounting and Finance.  In addition to the customary accounting activities, the Accounting and Finance department is responsible for:

•	making daily deposits of debtor payments;

•	posting these payments to each debtor’s account; and

•	in conjunction with the customer service department, providing senior management with daily, weekly and monthly receivable activity and performance reports.

Accounting and Finance employees also assist collection department employees in handling customer disputes with regard to payment and balance information. The Accounting Department also assists the Customer Service Department in the handling of buy-back requests from companies which have purchased receivables from us. In addition, the Accounting Department reviews the results of the collection of consumer receivable portfolios that are being serviced by third-party collection agencies and attorneys.

Collections Represented by Account Sales

Certain collections represent account sales to other debt buyers to help maximize revenue and cash flows. We believe that our business model of not having a large number of collectors, coupled with a legal strategy which is focused on attempting to perfect liens and judgments against obligors, allows us the flexibility to sell accounts at prices that are attractive to us, and, just as important, sell the less desirable accounts within our collection portfolios. There are many factors that contribute to the decision as to which receivable to sell and which to service, including:

•	the age of the receivables;

•	the status of the receivables — whether paying or non-paying; and

•	the selling price.

Net collections represented by account sales for the fiscal years ended September 30, 2009, 2008 and 2007 were $8.7 million, $20.4 million and $54.2 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2009, 2008 and 2007 were 5.9%, 9.8% and 19.2%, respectively.

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

Competition

Our business of purchasing distressed consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will continue. We compete with:

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

We compete in the marketplace for consumer receivable portfolios based on many factors, including:

•	purchase price;

•	representations, warranties and indemnities requested;

•	timeliness of purchase decisions; and

•	reputation of the purchaser.

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

Technology

We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other finance companies. Accordingly, we continually look to upgrade our technology systems to support the servicing and recovery of consumer receivables acquired for liquidation. Our telecommunications and technology systems allow us to quickly and accurately process large amounts of data necessary to purchase and service consumer receivable portfolios. In addition, we rely on the information technology of our third-party collection agencies and attorneys and periodically review their systems to ensure that they can adequately service the consumer receivable portfolios outsourced to them.

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements.

Government Regulation

The relationship of a consumer and a creditor is extensively regulated by federal, state and local laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculation methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to request that billing errors be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to comply with applicable laws could create claims and rights of offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

We currently hold a number of licenses issued under applicable consumer credit laws or other licensing statutes or regulations. Certain of our current licenses, and any licenses that we may be required to obtain in the future, may be subject to periodic renewal provisions and/or other requirements. Our inability to renew licenses or to take any other required action with respect to such licenses could have a material adverse effect upon our results of operation and financial condition.

Employees

As of September 30, 2009, we had 105 full-time employees. We are not a party to any collective bargaining agreement.

You can visit our web site at www.astafunding.com. Copies of our Form 10-Ks, 10-Qs, 8-Ks and other SEC reports are available there as soon as reasonably practical after filing electronically with the SEC. The Asta Funding, Inc. web site is not incorporated by reference in this section.

Item 1A.	Risk Factors.

You should carefully consider these risk factors in evaluating the Company. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely effected, the trading price of our common stock could decline and shareholders might lose all or part of their investment.

We have recently recorded substantial impairments losses in the value of our portfolios

We have recorded impairments on the value of our portfolios of $183.5 million in fiscal 2009 and $53.2 million in fiscal year 2008. The impairments are the primary reason for the $90.7 million loss in fiscal year 2009. While we believe we have written down the impaired portfolios to their net reliazable values, no assurances can be given that we will not record additional impairments in the future.

Our current financing facility is a twelve month facility of $6 million which will limit our ability to purchase larger portfolios of consumer receivables.

Our revolving credit facility with Israel Discount Bank (“IDB”), as agent for a consortium of banks (the “Bank Group”), would have been due on December 31, 2009. The balance of the credit line had been paid down from a principal balance of approximately $84 million at September 30, 2008 to $18.3 million at September 30, 2009 and further reduced to $6.2 million on November 30, 2009. On December 14, 2009 the Company entered into a new $6 million senior revolving credit agreement with Bank Leumi (“New Senior Facility”). A portion of the New Senior Facility was used to pay off the remaining balance of the IDB credit facility. The New Senior Facility has a maturity date of December 31, 2010, carries an interest rate of the Bank Leumi Reference Rate plus 2% with a floor of 4.5%. The New Senior Facility is fully collateralized by all of the assets of the Company other than those of Palisades XVI and pledged assets of GMS Family Investors, LLC an investment company 100% owned by members of the Stern family (or trusts for their benefit). There are no financial covenant restrictions for the New Senior Facility. Approximately $2.4 million was immediately available on the New Senior Facility after the liquidation of the credit facility with IDB. Although a line of credit is important for strategic purposes, a larger facility would not be a requirement for us to continue to operate and purchase consumer receivable portfolios. However, we may be limited in our efforts to make larger purchases without additional financing.

The Company has risks associated with its purchase of $6.9 billion in face value of receivables purchased for $300 million in March 2007 (the “Portfolio Purchase”) which has not met our expectations.

Since the inception of the Portfolio Purchase financed by the Receivables Financing Agreement, the Receivables Financing Agreement has been modified four times due to collections not meeting our expectations. The Portfolio Purchase has not met our expectations, and the shortfall has been exacerbated by the general economic down turn. We have recorded impairments on the Portfolio Purchase totaling $84.2 million ($30.3 million in fiscal year 2008 and $53.9 million in fiscal year 2009). The Portfolio Purchase was transferred to the cost recovery method effective with the third quarter of fiscal year 2008, as collections became increasingly more difficult to predict. Accordingly, we will recognize income only after we recover our carrying value, which, as of September 30, 2009, was approximately $121.5 million. As a result, our revenue since April 1, 2008 has been and will continue to be negatively impacted. There can be no assurance as to when or if the current carrying value will be recovered. Further, all cash collections from the Portfolio Purchase are used to repay our loan under the Receivable Financing Agreement, which had a principal balance of $104.3 million at September 30, 2009.

We may not be able be to timely satisfy all amounts due to Bank of Montreal under the Receivables Financing Agreement

Pursuant to the Receivables Financing Agreement, Palisades XVI borrowed approximately $227 million in March 2007. As of September 30, 2009 the balance due Bank of Montreal (“BMO”) was $104.3 million. The loan matures on April 30, 2011 unless the outstanding balance is reduced to $25 million, or less by that date. It is likely we will not be able to reduce the balance of the facility to $25 million by April 30, 2011. The collateral held by Palisades XVI has a book value at September 30, 2009 of $121.5 million after recent impairments. The Company has servicing obligations with respect to the collateral as well as certain obligations to assist BMO in any liquidation of that collateral. If we are unable to repay the loan due to BMO, or extend it (automatically for one year if the balance is $25 million or less, or through negotiation) the Company may be obligated to BMO on its $8.0 million limited guarantee (which is not due until 2014 as long as we have a senior facility, currently the New Senior Facility). The Company may also be obligated to the Family Entity for $700,000. There can be no assurance that BMO will not seek to take other action against the Company if the loan is not repaid when due.

The Company will be applying for a Federal tax refund of approximately $46 million upon filing the tax return for fiscal year 2009 and may not receive such refund in a timely manner.

Due to the significance of the application request, the Internal Revenue Service (“IRS”) process could take a considerable amount of time and we may not receive the refund in a timely manner which could impact operations if we were considering acquiring a portfolio with a significant purchase price. In addition, there can be no assurance the IRS will not challenge our refund request.

There is no assurance the Company will realize the full value of the deferred tax asset.

Although the carry forward period for income taxes is up to twenty years, such allowance period is outside a reasonable period to forecast full realization of the deferred tax asset. The Company recognized a $4.4 million deferred tax asset allowance during fiscal year 2009. The Company continually monitors forecast information to ensure the valuation allowance is appropriate.

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

Our litigation strategy is highly dependent on our ability to locate debtors with jobs and/or homes. We believe that our debtors are straining to pay their obligations owed to us. Higher unemployment rates particularly impact our debtors’ ability to pay obligations and our ability to get wage executions as a source of payment. Problems in the credit markets and lower home values have reduced the ability of our debtors to secure financing through second mortgages and home equity lines to pay obligations owed to us. A continuation of the current problems in the credit and housing markets and general slowdown in the economy will continue to adversely affect the effectiveness of our litigation strategy, and the value of our portfolios and our financial performance.

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

Our future operating results will be negatively impacted as we have not replaced our defaulted consumer receivables at historic levels.

To operate profitably, we must continually acquire a sufficient amount of distressed consumer receivables to generate continued revenue. Our buying activities during fiscal year 2009 and the last three quarters of fiscal year 2008 slowed dramatically. As the economic environment deteriorated, we felt that pricing of portfolios had not fallen enough to offset the decline in ultimate collections. Accordingly, our purchases of receivables in 2009 were only $19.6 million, compared to $49.9 million in 2008 and $440.9 million in 2007. In part, this led to our net cash collections in fiscal 2009 decreasing $60.6 million, or 28.8% from $208 million in fiscal year 2008 to $147.4 million in fiscal year 2009. Further, of those collections, $40.7 million for fiscal year 2009 and $45.3 million for fiscal period 2008 came from zero basis portfolios (whose carrying value has already been reduced to zero.) Our decreased level of buying new portfolios during 2009 and 2008 will likely result in future reduced net cash collections in 2010 and slow the growth of our future revenues and operating results. Furthermore, we cannot predict how our ability to identify and purchase receivables, and evaluate the quality of those receivables, would be affected if there is a shift in consumer lending practices whether caused by changes in regulations or by a sustained economic downturn.

Our inability to purchase sufficient quantities of receivables portfolios may necessitate workforce reductions, which may harm our business.

Because fixed costs, such as personnel costs, constitute a significant portion of our overhead, we may be required to reduce the number of employees if we do not continually purchase receivables acquired for liquidation. Reducing the number of employees can affect our business adversely and lead to:

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

Any increase in the prices we are required to pay for such portfolios, in turn, will reduce the profit we generate from such portfolios.

With portfolios classified under the interest method, our projections of future cash flows from our portfolio purchases may prove to be inaccurate, which could result in reduced revenues or the recording of impairment charges if we do not achieve the collections forecasted by our model.

We use qualitative and quantitative analyses to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced and we may be required to record additional impairment charges, which would result in a reduction of our earnings. For the year ended September 30, 2009, we recorded impairment charges of $183.5 million, compared to $53.2 million and $9.1 million for the years ended September 30, 2008 and 2007, respectively.

As the mix of our portfolios has shifted to the cost recovery method, there is a negative impact on finance income as no finance income is recognized on the cost recovery portfolios until the carrying value has been recovered.

Historically we have utilized the interest method to recognize finance income on most consumer receivable portfolios purchased. As the economy has impacted our business, making collections more unpredictable, we have transferred portfolios from the interest method to the cost recovery method, which delays the recognition of finance until the carrying value has been fully recovered.

We use estimates for recognizing finance income on a portion of our consumer receivables acquired for liquidation and our earnings would be reduced if actual results are less than estimated.

We utilize the interest method of revenue recognition for determining a portion of our finance income recognized, which is based on projected cash flows that may prove to be less than anticipated and could lead to reductions in revenue or additional impairment charges under FASB Accounting Standard Codification (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return, (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Any reduction in our earnings resulting from such a write down could materially adversely affect our stock price.

We may not be able to collect sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations.

We acquire and collect on consumer receivable portfolios that contain charged-off, semi-performing and performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our purchase costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

•	made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies; and

•	subsequently deemed these obligations as uncollectible

These receivable portfolios are purchased at significant discounts to the amount the consumers owe. These receivables are difficult to collect and actual recoveries may vary and be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

Our ability to recover the purchase costs on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and achieve future growth and profitability may be materially adversely affected.

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

Although we utilize our in-house collection staff to initiate the collection process to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third-party collection agencies and attorneys to service and collect our consumer receivables. However, any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the debtors to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change. As 29% of our portfolios are serviced by five organizations, we are dependent on them to maximize collections.

The current economic environment has had adverse effects on others in this industry, including parties providing services to us.

The current economic environment has had an adverse effect on others in our industry. One of our five most significant third party servicers recently filed a bankruptcy proceeding and will be liquidating. We have taken steps in that servicer’s bankruptcy proceeding intended to ensure that our collections continue to be segregated and timely remitted. We have received the consent of the Bankruptcy Court to move our accounts to another servicer. We are in the process of moving our accounts to another servicer with whom we have experience. In addition, a law firm used by the bankrupt servicer has advised us that it is in financial difficulty and will be closing. That law firm is assisting in transitioning the accounts to the new servicer and has advised us that it will consent to substitute other counsel in its place. The replacement servicer will be taking steps to arrange for the substitution of counsel. Notwithstanding the efforts of various parties to provide for a conversion of the accounts to the new servicer, these occurrences could interfere with the collection of certain of our portfolios including the ability of judgment debtors to identify Asta, the new servicer or new counsel as the parties to whom they should direct payments. In addition, representatives of creditors of the insolvent servicer and troubled law firm may endeavor to assert claims with respect to portfolios that those companies relinquish including our accounts.

We rely on our third party collectors to comply with all rules and regulations and maintain proper internal controls over their accounting and operations.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, Puerto Rico and South America, there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in their accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

We may rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.

We may rely on third parties, including brokers and third-party collection agencies and attorneys, to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected. In addition, if we, or such parties, fail to correctly or adequately evaluate the value or collectability of these consumer receivable portfolios, we may pay too much for such portfolios and suffer an impairment, which would negatively impact our earnings.

Business issues with a significant third party servicer (the “Servicer”) led to the need to secure subordinated financing, reduced purchases and other disruptions in the business relationship.

The Servicer that provides servicing for certain portfolios within the Bank Group Collateral (all portfolios excluding the Portfolio Purchase), was also engaged by Palisades Collection, LLC, the Company’s servicing subsidiary (“Palisades Collection”), after the acquisition of the Portfolio Purchase, to provide certain management services with respect to the portfolios owned by Palisades XVI and financed by the BMO Facility and to provide subservicing functions for portions of the Portfolio Purchase. Collections with respect to the Portfolio Purchase, and most portfolios purchased by the Company, are less than the costs and fees which were expended to generate those collections, particularly when court costs are advanced to pursue an aggressive litigation strategy, as was the case with the Portfolio Purchase. Start-up cash flow issues with respect to the Portfolio Purchase were exacerbated by (a) collection challenges caused by the economic environment, (b) the fact that Palisades Collection believed that it would be desirable to engage the Servicer to perform management services with respect to the Portfolio Purchase which services were not contemplated at the time of the initial acquisition of the Portfolio Purchase and (c) Palisades Collection believed it would be desirable to commence litigation and incur court costs at a faster rate than initially budgeted. As previously described in the Company’s Form 10-K and Form 10-K/A for the year ended September 30, 2007, the agreements with the Servicer call for a 3% fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all gross collections from the Portfolio Purchase in excess of $500 million. Additionally, the Company paid the Servicer a monthly fee of $275,000 for 25 months for consulting, asset identification and skiptracing efforts in connection with the Portfolio Purchase, ending in May 2009. The Servicer also receives a servicing fee with respect to those accounts it actually subservices. As the fees due to the Servicer for management and subservicing functions and the amounts spent for court costs were higher than those initially contemplated for subservicing functions, and as start-up collections with respect to the Portfolio Purchase were slower than initially projected, the amounts owed to the Servicer with respect to the Portfolio Purchase for fees and advances for court costs to pursue litigation against debtors, from time to time, exceeded amounts available to pay the Servicer from collections received by the Servicer on the Portfolio Purchase on a current basis. The Company considered the effects of these trends on the Portfolio Purchase valuation.

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

On April 29, 2008, the Company entered into a letter agreement with the Bank Group in which the Bank Group consented to the Subordinated Loan from the Family Entity. On January 18, 2009, the Company entered into amended agreements with the Servicer pursuant to which the Servicer agreed that it would not make any further set-offs against collections.

We have an ongoing dispute with a significant servicer for which we are currently negotiating a settlement.

The Company has an ongoing dispute with one of its significant third party servicers regarding certain provisions in the servicing agreement between the companies. The Company contends that there are amounts due the Company under a profit-sharing arrangement. The servicer has acknowledged the profit sharing arrangement but disagrees with the calculation of the amount owed. Additionally, the servicer has asserted that the Company owes the servicer certain amounts with regard to a portfolio sale and court costs allegedly incurred by the servicer and not paid to the servicer by the Company. The companies continue to negotiate a settlement for these items. The Company does not believe the final settlement will have an adverse material effect on the Company.

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

The failure to obtain increased financing and capital as needed would limit our ability to:

•	purchase consumer receivable portfolios; and

•	achieve our growth plans.

In addition, our financing sources may impose certain restrictive covenants, including financial covenants. Failure to satisfy any of these covenants could:

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

Historically, Arthur Stern, our Chairman Emeritus, Gary Stern, our Chairman, President and Chief Executive Officer, Robert J. Michel, our Chief Financial Officer, and Mary Curtin, our Senior Vice President, were responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. On October 5, 2009, it was announced that Cameron Williams, who had served as Chief Operating Officer, will be leaving the Company following a transition period. Mr. Williams’ contract expires December 31, 2009. Additionally, as of January 2009, Arthur Stern stepped down as an employee of the Company, although he continues to serve on the Board and to consult with our executives. Significant losses of the services of our executive officers or the inability to replace our officers with individuals who have experience in the industry or with the Company could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

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

As part of our historic business model, we have sold accounts on an opportunistic basis. Our ability to sell accounts has been limited in 2009 and in 2008 and may be limited in the future. Net collections represented by account sales for 2009 were only $8.7 million, compared to $20.4 million and $54.2 million in 2008 and 2007, respectively. Collections represented by account sales as a percentage of total collections were 5.9% in 2009, compared to 9.8% and 19.2% in 2008 and 2007, respectively. We had launched a sales effort to enhance cash flow and pay debt, particularly from the Portfolio Purchase, but sales have been slower than expected due to a variety of factors, including a slow resale market, similar to the decrease in pricing we are seeing in general, as well as lack of supporting documentation (media) and validation of the Portfolio Purchase accounts.

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

Additional laws or amendments to existing laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws or amendments may adversely affect the ability to collect on our receivables, which could also adversely affect our finance income and earnings.

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

Our success depends, in part, on sophisticated telecommunications and computer systems. The temporary loss of our computer and telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party collection agencies and attorneys who also may be adversely affected in the event of an outage in which the third-party collection agencies and attorneys do not have adequate backup arrangements. Any interruption in our operations or our third-party collection agencies’ and attorneys’ operations could have an adverse effect on our results of operations and financial condition. However, the Company is in the process of implementing a disaster recovery program which would mitigate this risk.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 14,272,457 shares of common stock issued and outstanding as of December 21, 2009. Of these shares, 3,669,340 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended. The remainder of our outstanding shares is freely tradable. In addition, options to purchase approximately 1,157,905 shares of our common stock were outstanding as of September 30, 2009, of which 1,081,912 were vested. In certain cases, the exercise prices of such options were higher than the current market price of our common stock. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2009 there were 1,150,668 shares available for such purpose with such shares available under the Equity Compensation Plan and the 2002 Stock Option Plan. No more options are available for issuance under the

1995 Stock Option Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

From time to time, the Company’s Chairman Emeritus, Arthur Stern and President and Chief Executive Officer, Gary Stern have adopted prearranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. While no such plans are in effect at present, significant sales by the Stern family could have an adverse effect on market price for our common stock.

The Company purchased a portfolio in a South American country exposing the Company to currency rate fluctuations.

As a result of this $8.6 million purchase in fiscal year 2008, the Company is exposed to currency rate fluctuations as the collections on this portfolio are denominated in the local currency of the South American country. Additionally, our investment could also be exposed to the same currency risk. A strengthened U.S. dollar could decrease the U.S. dollar equivalent of the local currency collections, and the local currency conversion to U.S. dollars would suffer upon settlement of transactions associated with this investment with the parent company. The Company has no foreign currency hedge contracts in place.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

Item 2.	Properties.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 14,500 square feet of general office space for approximately $23,000 per month, plus utilities. The lease expires on July 31, 2010. The Company is reviewing its options with regard to facilities planning.

Our office in Sugar Land, Texas occupies approximately 3,600 square feet of general office space for approximately $6,000 per month. The lease expires November 30, 2010. Additionally, we had been leasing approximately 9,000 square feet of general office space in Bethlehem, Pennsylvania for a call center. In February 2009, the Company closed the Pennsylvania facility. The lease expires in December 2009. The call center function has been assimilated into our existing New Jersey facility.

We believe that our existing facilities are adequate for our current needs.

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

Since August 15, 2000, our common stock has been quoted on the NASDAQ National Market system under the symbol “ASFI.” On December 10, 2009 there were 28 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2006 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low

October 1, 2007 to December 31, 2007	$39.78	$24.71
January 1, 2008 to March 31, 2008	26.29	12.92
April 1, 2008 to June 30, 2008	15.25	6.74
July 1, 2008 to September 30, 2008	10.01	6.76

October 1, 2008 to December 31, 2008	$10.08	$1.79
January 1, 2009 to March 31, 2009	2.75	1.00
April 1, 2009 to June 30, 2009	6.36	2.45
July 1, 2009 to September 30, 2009	9.24	4.90

Dividends

During the year ended September 30, 2009, the Company declared quarterly cash dividends aggregating $1,142,000 ($0.02 per share, per quarter), of which $286,000 was paid November 2, 2009. During the year ended September 30, 2008 the Company declared quarterly cash dividends aggregating $2,270,000 ($0.04 per share, per quarter), of which $571,000 was paid November 3, 2008. Future dividend payments will be at the discretion of the board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, our agreements with our lenders may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place.

Securities Authorized for Issuance under Equity Compensation Plans

Included in the following table are the number of options outstanding, the average price and the number of available options remaining available for future issuance under equity compensation plans.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Equity Compensation Plan	and Rights	and Rights	(a))
Information: Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,157,905	$10.76	1,150,668
Equity compensation plans not approved by security holders	0	0	0

Total	1,157,905	$10.76	1,150,668

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K Statement, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return on our Common Stock since September 30, 2004, with the cumulative return for the NASDAQ Stock Market (US) Index and four stocks comprising our peer group index over the same period, assuming the investment of $100 on September 30, 2003, and the reinvestment of all dividends. We declared dividends of $0.12 per share in fiscal 2004 of which $0.035 was paid November 1, 2004. During the year ended September 30, 2005, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 1, 2005. During the year ended September 30, 2006, we declared quarterly cash dividends aggregating $0.56 per share, of which $0.44 per share was paid November 1, 2006. Included in the $0.44 was a special dividend of $0.40 per share. During the year ended September 30, 2007, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 1, 2007. During the year ended September 30, 2008, we declared quarterly cash dividends aggregating $0.16 per share, of which $0.04 per share was paid November 3, 2008.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ASTA FUNDING, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON SEPT. 30, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2009

	2004	2005	2006	2007	2008	2009
ASTA FUNDING, INC.	100.00	188.53	258.17	265.03	49.17	54.27
PEER GROUP INDEX(1)	100.00	198.04	149.19	130.36	72.81	71.92
NASDAQ MARKET INDEX	100.00	113.76	120.51	144.01	111.56	112.97

(1)	The Peer Group Index is made up of the following securities:

Compucredit Corporation
Encore Capital Group
NCO Group Inc. (Through 2006)
Portfolio Recovery Associates

Item 6.	Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2009. The selected financial data for the five fiscal years ended September 30, 2009, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Operations Statement Data:
Finance income	$70,156	$115,295	$138,356	$101,024	$69,479
Other income	134	200	2,181	405	—

Total revenue	70,290	115,495	140,537	101,429	69,479

Costs and expenses:
General and administrative	25,915	29,561	25,450	18,268	15,340
Interest expense	8,452	17,881	18,246	4,641	1,853
Impairments	183,500	53,160	9,097	2,245	—

Total expenses	217,867	100,602	52,793	25,154	17,193

Income before equity in earnings in venture and income taxes	(147,577)	14,893	87,744	76,275	52,286
Equity in earnings in venture	65	55	225	550	—

Income before income taxes	(147,512)	14,948	87,969	76,825	52,286
Provisions for income taxes	(56,787)	6,119	35,703	31,060	21,290

Net (loss) income	$(90,725)	$8,829	$52,266	$45,765	$30,996

Basic net (loss) income per share	$(6.36)	$0.62	$3.79	$3.36	$2.29

Diluted net (loss) income per share	$(6.36)	$0.61	$3.56	$3.13	$2.15

	2009	2008	2007	2006	2005
	(In millions)

Other Financial Data:
For the Year ended September 30
Cash collections	$147.4	$208.0	$281.8	$214.5	$168.9
Portfolio purchases, at cost	19.6	49.9	440.9	200.2	126.0
Portfolio purchases, at face	577.0	1,456.1	10,891.9	5,194.0	3,445.2
Return on average assets(1)	(23.5)%	1.7%	12.0%	19.6%	18.3%
Return on average stockholders’ equity(1)	(44.8)%	3.6%	24.8%	27.8%	23.9%
Dividends declared per share(2)	$0.08	$0.16	$0.16	$0.56	$0.14
At September 30,
Total assets	290.8	481.1	580.3	287.8	180.0
Total debt	130.9	221.7	326.5	82.8	29.3
Total stockholders’ equity	157.4	247.9	237.5	184.3	145.2
Inception to date — September 30,
Cumulative aggregate purchases, at face	31,626.9	31,049.9	29,593.8	18,701.9	13,507.9

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

(2)	Includes a special dividend of $0.40 per share in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautions Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described above under Item 1A “Risk Factors” and below under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us” “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.

Overview

We are primarily engaged in the business of acquiring, managing for our own account, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

We purchase receivables from credit grantors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

•	our relationships with industry participants, financial institutions, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	other sources.

Critical Accounting Policies

We account for our investments in consumer receivable portfolios, using either:

•	The interest method; or

•	The cost recovery method.

As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, consumer loan receivables and mixed consumer receivables has matured, we use the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes in which we do not possess the same expertise or history, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.

The Company accounts for its investment in finance receivables using the interest method under the guidance of ASC 310. Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

•	same issuer/originator

•	same underlying credit quality

•	similar geographic distribution of the accounts

•	similar age of the receivable and

•	same type of asset class (credit cards, telecommunications, etc.)

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs, which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:

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

We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs including servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little or limited experience, we have the added benefit of soliciting our third party collection agencies and attorneys for their input on liquidation rates and at times incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.

As a result of the recent and current challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 we have extended our time frame of the expectation of recovering 100% of our invested capital within a 24-39 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years which is an increase from the previous 5 year expectation. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur, particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

	Years Ending September 30,
	2009	2008	2007

Finance income	99.8%	99.8%	98.4%
Other income	0.2%	0.2%	1.6%

Total revenue	100.0%	100.0%	100.0%

General and administrative expenses	36.9%	25.6%	18.1%
Interest expense	12.0%	15.5%	13.0%
Impairments	261.1%	46.0%	6.5%

(Loss) income before equity in earnings in venture and income taxes	(210.0)%	12.9%	62.4%
Equity in earnings in venture	0.1%	0%	0.2%

(Loss) income before income taxes	(209.9)%	12.9%	62.6%
Provision for income taxes	(80.8)%	5.3%	25.4%

Net (loss) income	(129.1)%	7.6%	37.2%

Year Ended September 30, 2009 Compared to the Year Ended September 30, 2008

Finance income.  For the year ended September 30, 2009, finance income decreased $45.1 million or 39.2% to $70.2 million from $115.3 million for the year ended September 30, 2008. The average outstanding level of consumer receivable accounts acquired for liquidation decreased from $497.3 million for the fiscal year ended September 30, 2008 to $394.6 million for fiscal year ended September 30, 2009, reflecting a combination of lower collections and lower portfolio purchases in 2009 compared to the prior period. A significant reason for the decrease in finance income is the impact of the Portfolio Purchase being transferred from the interest method to the cost recovery method effective in the third quarter of fiscal year 2008. The finance income recorded on the Portfolio Purchase in fiscal year 2008, prior to the transfer to cost recovery, was $17.7 million, as compared to zero finance income recorded in fiscal year 2009. No finance income will be recognized on the Portfolio Purchase until after the entire carrying value of $121.5 million, as of September 30, 2009, is collected.

During the fiscal year ended September 30, 2009, we acquired consumer receivable portfolios at a cost of $19.6 million as compared to $49.9 million during the fiscal year ended September 30, 2008. The portfolios purchased in fiscal year 2008 include a portfolio purchased that is domiciled in South America at a cost of $8.6 million. Further, as we have curtailed our purchases of new portfolios of consumer receivables during the second, third and fourth quarters of 2008 and into 2009, finance income was negatively impacted and will continue to be negatively impacted going forward since we are not replacing our receivables acquired for liquidation. Instead, we are focusing, in the short-term, on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will be buyers at the right price, where we believe the purchase will yield our desired rate of return.

Finance income recognized from fully amortized portfolios (zero basis revenue) was $40.7 million and $45.3 million for the years ended September 30, 2009 and 2008, respectively. There were no accretable yield adjustments recorded during the fiscal years ended September 30, 2009 and 2008.

Other income.  Other income of $134,000 and $200,000 for the fiscal year ended September 30, 2009 and 2008, respectively, consisted primarily of service fee income and interest income from banks.

General and administrative expenses.  For the year ended September 30, 2009, general and administrative expenses decreased $3.7 million or 12.3% to $25.9 million from $29.6 million for the year ended September 30, 2008. Lower general and administrative expenses is due primarily to lower staffing levels as collections and purchase of accounts acquired for liquidation decreased significantly from the prior year. Staffing levels have decreased, from 158 full time employees as of September 30, 2008 to 105 full time employees as of September 30, 2009. Approximately 38 employees were eliminated in February 2009 as a result of the closing of the Pennsylvania call center, with a salary cost savings of approximately $0.8 million during the year ended September 30, 2009. Lower postage expense in the current fiscal year is a reflection of fewer mailings resulting from lower portfolio purchases.

Interest expense.  For the year ended September 30, 2009, interest expense decreased $9.4 million or 52.7% to $8.5 million from $17.9 million during the year ended September 30, 2008. The decrease was due to a decrease in our outstanding borrowings under our line of credit and our Receivables Financing Agreement, during the year ended September 30, 2009, as compared to the outstanding borrowings during the year ended September 30, 2008, coupled with lower interest rates during the year ended September 30, 2009. The average interest rate (excluding unused credit line fees) for the year ended September 30, 2009 on the line of credit and the Receivable Financing Agreement was 4.72% as compared to 6.11% during the year ended September 30, 2008. The rate on the subordinated debt — related party is fixed at 6.25%. The average outstanding borrowings decreased from $274.1 million to $168.1 million for the years ended September 30, 2008 and 2009, respectively, reflecting the Company’s continuing effort to pay down its debt.

Impairments.  Impairments of $183.5 million were recorded by the Company during the year ended September 30, 2009 as compared to $53.2 million for the year ended September 30, 2008. Included in the current year’s impairments is approximately $108.5 million related to the interest method portfolios and $75.0 million related to cost recovery method portfolios, including $53.9 applied to the Portfolio Purchase. For the interest method portfolios, relative collections with respect to our expectations were deteriorating and this deterioration was confirmed by our third party collection agencies and attorneys. The deterioration, which has impacted us throughout the year, became more significant during the fourth quarter of the fiscal year ended September 30, 2009. Historically, moving through the year and into the fourth quarter, collections tend to be stable or perhaps increase in performance. For cost recovery portfolios the impairments recorded wrote down the cost recovery portfolios to their net realizable value. As with the interest method portfolios, our third party collection agencies and attorneys confirmed during the fourth quarter of fiscal year 2009, the recent trend of the deterioration of collections. Although collections on the cost recovery method portfolios are expected to continue, we have determined the final estimated collections will not be enough to recover the original cost of or current carrying value of the portfolio. The impairment charge for the Portfolio Purchase wrote down the value of the portfolio to $121.9 million. Impairment charges in 2008 included $30.3 million on the Portfolio Purchase prior to its transfer to the cost recovery method.

Income tax (benefit) expense — Income tax benefit for fiscal year 2009 of $56.8 million consists of a federal tax benefit of $46.0 million and a state tax benefit of $10.8 million. The state deferred tax benefit is inclusive of a $4.4 million valuation allowance. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. In fiscal year 2008 the income tax expense of $6.1 million was comprised of a net federal tax of $4.6 million (including $6.6 million current) and a net state tax of $1.5 million (including $2.1 million current). The current year tax benefit is driven primarily by the impairment charges recorded during the fiscal year 2009.

Net (loss) income.  For the year ended September 30, 2009, net income decreased $99.5 million to $(90.7) million from $8.8 million for the year ended September 30, 2008, primarily reflecting increased impairments and reduced finance income in fiscal year 2009, partially offset by lower income taxes and expenses. Net income per diluted share for the year ended September 30, 2009 decreased $6.96 per diluted share to $(6.36) per diluted share, from $0.61 per diluted share for the year ended September 30, 2008.

Year Ended September 30, 2008 Compared to the Year Ended September 30, 2007

Finance income.  For the year ended September 30, 2008, finance income decreased $23.1 million or 16.7% to $115.3 million from $138.4 million for the year ended September 30, 2007. Although the average outstanding level of consumer receivable accounts acquired for liquidation increased from $401.4 million for the fiscal year ended September 30, 2007 to $497.3 million for fiscal year ended September 30, 2008, the decrease in finance income resulted primarily from the Portfolio Purchase being transferred from the interest method to the cost recovery method effective in the third quarter of fiscal year 2008. The finance income recorded on the Portfolio Purchase during the fiscal year ended September 30, 2007 was approximately $22.6 million (which relates to our ownership of the Portfolio Purchase for only seven months during that period), as compared to $17.7 million recorded in the first six months of fiscal year 2008 prior to the transfer to cost recovery. As a result of the transfer to cost recovery, no finance income was recognized on the Portfolio Purchase during the second half of fiscal year 2008 and no further finance income will be recognized on the Portfolio Purchase after September 30, 2008 until the entire carrying value of $207.3 million value as of September 30, 2008, is collected.

During the fiscal year ended September 30, 2008, we acquired consumer receivable portfolios at a cost of $49.9 million as compared to $440.9 million during the fiscal year ended September 30, 2007, which included the Portfolio Purchase at a cost of $300 million. The portfolios purchased in fiscal year 2008 include a portfolio purchase domiciled in South America at $8.6 million. Further, as we have curtailed our purchases of new portfolios of consumer receivables during the second, third and fourth quarters of 2008, we expect to see a reduction in finance income in future quarters and future years, since we are not replacing our receivables acquired for liquidation. Instead, we are focusing, in the short-term, on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will be buyers at the right price, where we believe the purchase will yield our desired rate of return. However, purchases in the first quarter of fiscal 2009 have remained at the reduced 2008 levels. As the environment continues to be challenging, data received in the second quarter of fiscal year 2009 reflects a continued slowness of collections, in relation to our estimates. As this data impacts the first quarter of fiscal year 2009, impairments of approximately $21.4 million are required in the first quarter of fiscal year 2009.

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

General and administrative expenses.  For the year ended September 30, 2008, general and administrative expenses increased $4.1 million or 16.2% to $29.6 million from $25.5 million for the year ended September 30, 2007, and represented 29.4% of total expenses (excluding income taxes) for the year ended September 30, 2008 as compared to 48.2% for the year ended September 30, 2007. The increase in general and administrative expenses was primarily due to an increase in receivable servicing expenses during the year ended September 30, 2008, as compared to the year ended September 30, 2007. The increase in receivable servicing expenses resulted from the increase in our average number of accounts acquired for liquidation, primarily due to the Portfolio Purchase in the second quarter of 2007. A majority of the increased costs were from collection related expenses, consulting and skiptracing fees (further described below), salaries, payroll taxes and benefits, professional fees, telephone charges and travel costs, as we are visiting our third party collection agencies and attorneys on a more frequent basis for financial and operational audits. In December 2007, the Company negotiated an agreement with a third party servicer, to assist the Company in the asset location, skiptracing efforts and ultimately the suing of debtors with respect to the Portfolio Purchase. The agreement calls for a 3% percent fee on substantially all gross collections from the Portfolio Purchase on the first $500 million and 7% on substantially all collections from the Portfolio Purchase in excess of $500 million. The fee was agreed to in December of 2007 and retroactive to March 2007 and we believe this arrangement enhances our collection efforts. The 3% fee is applied to collections on the Portfolio Purchase and is not included in general and administrative expenses. Additionally, the Company is paying this third party servicer a monthly fee of $275,000 per month for 25 months for its consulting and skiptracing efforts in connection with the Portfolio Purchase. The $275,000 fee is included in general and administrative expenses. This fee began in May 2007. During the fiscal year ended September 30, 2008, $3.3 million was recorded as collection expense as compared to $1.3 million in fiscal year 2007.

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

Liquidity and Capital Resources

Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include repayment of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer and accounts receivable portfolios. As of September 30, 2009, the Eighth Amendment to the Credit Facility entered into on July 10, 2009, granted an initial $40 million line of credit from the Bank Group for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The Credit Facility bore an interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5%. The Credit Facility was collateralized by all assets of the Company other than the assets of Palisades XVI and contained financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The Credit Facility’s commitment original termination date was December 31, 2009. As of September 30, 2009, there was an $18.3 million outstanding balance on the Credit Facility. This Credit Facility was repaid on December 14, 2009. As the loan was repaid there were no covenant requirements on the Credit Facility.

On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a new revolving credit agreement with Bank Leumi, which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The current rate is 5.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge by GMS Family Investors, LLC, an investment company owned 100% by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was drawn and used to pay off in full the remaining balance on the credit facility the Company formerly had with the bank group with IDB as agent.

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

On February 20, 2009, the Company entered into the Fourth Amendment — Receivables Financing Agreement. The effect of this Fourth Amendment is, among other things, to (i) lower the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provide for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waive the previous termination events. The interest rate remained unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.

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

The aggregate minimum repayment obligations required under the Fourth Amendment to the Receivables Financing Agreement entered into on February 20, 2009 with Palisades XVI including interest and principal for fiscal years ending September 30, 2010 and September 30, 2011 (seven months), are $12.0 million and $7.0 million, respectively, plus monthly interest and fees. There is an additional requirement that the balance of the facility be reduced to $25 million by April 30, 2011. While the Company believes it will be able to make all payments due under the new payment schedule, it is likely we will not be able to reduce the balance of the facility to $25 million by April 30, 2011, and there is no assurance the loan will be extended. We anticipate working with BMO to extend the facility by the expiration date.

On September 30, 2009 and 2008, the outstanding balance on the Receivable Financing Agreement loan was approximately $104.3 million, and $128.6 million, respectively. The average interest rate of the Receivable Financing Agreement was 4.82% and 6.10% for the fiscal year ended September 30, 2009 and 2008, respectively.

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, the Chairman Emeritus of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of $8,246,493, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with a consortium of banks. Interest expense on this loan was $515,000 for the year ended September 30, 2009.

The Family Entity loan has been extended until December 31, 2010 with a new interest rate (subsequent to January 9, 2010) of 10.0% per annum.

The subordinated loan was incurred by the Company to resolve certain issues with a significant servicer. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the Bank Group on June 13, 2008. This facility is secured by substantially all of the assets of the Company and its subsidiaries, other than the assets of Palisades XVI, which was separately financed by BMO.

As of September 30, 2009, our cash decreased $1.2 million to $2.4 million from $3.6 million at September 30, 2008, including an $8,000 positive effect of foreign exchange on cash. The decrease in cash during the fiscal year ended September 30, 2009, was due to a decrease in net income for the period, partially offset by an increase in cash flows from investing and financing activities.

Net cash provided by operating activities was $32.5 million during the fiscal year ended September 30, 2009, compared to net cash provided by operating activities of $55.8 million for the fiscal year ended September 30, 2008. The decrease in net cash provided by operating activities virtually mirrors the change in net income adjusted for non-cash items. Net cash provided by investing activities was $57.4 million during the fiscal year ended September 30, 2009, as compared to net cash used by investing activities of $44.6 million during the fiscal year ended September 30, 2008. The increase in net cash provided by investing activities was primarily due to the decrease in the purchase of accounts acquired for liquidation during the fiscal year ended September 30, 2009, partially offset by a decrease in collections during the same period. Net cash used in financing activities was $91.1 million during the fiscal year ended September 30, 2009, as compared to cash used in financing activities of $101.3 million in the prior period. The change in net cash used by financing activities was primarily due to a smaller pay down of debt during the fiscal year ended September 30, 2009 compared to that in the prior period.

Our cash requirements have been and will continue to be significant and we have depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our debt facilities, purchase of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid if approved by the Board of Directors. Acquisitions have been financed primarily through cash flows from operating activities and a credit facility. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to purchase portfolios and operate the business. However, as the collection environment remains challenging, we may seek additional funding.

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

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In millions)

Balance at beginning of period	$449.0	$545.6	$257.3	$172.7	$146.1
Acquisitions of finance receivables, net of buybacks	19.6	49.9	440.9	200.2	126.0
Cash collections from debtors applied to principal(1)(2)	(69.1)	(81.7)	(114.4)	(90.4)	(59.6)
Cash collections represented by account sales applied to principal(1)	(8.1)	(11.0)	(29.1)	(23.0)	(39.8)
Impairments/Portfolio write down	(183.5)	(53.2)	(9.1)	(2.2)	—
Effect of foreign exchange	0.4	(0.6)	—	—	—

Balance at end of period	$208.3	$449.0	$545.6	$257.3	$172.7

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

(2)	In 2007, includes put backs of purchased accounts returned to the seller totaling $5.5 million.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2009	2008	2007
	(In millions)

Aggregate Purchase Price	$19.6	$49.9	$440.9
Aggregate Portfolio Face Amount	577.0	1,605.1	10,891.9

The prices we pay for our consumer receivable portfolios are dependent on many criteria including the age of the portfolio, the number of third party collection agencies and attorneys that have been involved in the collection process and the geographical distribution of the portfolio. When we pay higher prices for portfolios which are performing or fresher, we believe it is not at the sacrifice of our expected returns. Price fluctuations for portfolio purchases from quarter to quarter or year to year are primarily indicative of the overall mix of the types of portfolios we are purchasing.

Schedule of Portfolios by Income Recognition Category

	September 30, 2009		September 30, 2008		September 30, 2007
	Cost	Interest	Cost	Interest	Cost	Interest
	Recovery	Method	Recovery	Method	Recovery	Method
	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios
			(In millions)

Original Purchase Price (at period end)	$442.2	$772.8	$405.9	$789.5	$101.1	$1,045.4
Cumulative Aggregate Managed Portfolios (at period end)	13,884.5	17,725.9	12,053.4	18,980.0	3,961.5	25,464.7
Receivable Carrying Value (at period end)	137.6	70.6	245.5	203.5	32.0	513.6
Finance Income Earned (for the respective period)	2.5	67.7	1.2	114.0	2.2	136.2
Total Cash Flows (for the respective period)	47.0	100.4	24.9	183.0	21.2	260.6

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By account	Income
Year	Sales	Recognized

2009	$8,662,000	$3,085,000
2008	20,395,000	9,361,000
2007	54,193,000	25,164,000

Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on interest method portfolios on an annual vintage basis since October 1, 2001 through September 30, 2009.

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
Purchase	Purchase	Including	Remaining	Estimated	as a Percentage
Period	Price(2)	Cash Sales(3)	Collections(4)	Collections(5)	of Purchase Price

2001	$65,120,000	$105,427,000	$—	$105,427,000	162%
2002	36,557,000	47,955,000	—	47,955,000	131%
2003	115,626,000	209,396,000	1,392,000	210,788,000	182%
2004	103,743,000	177,670,000	682,000	178,352,000	172%
2005	126,023,000	198,857,000	10,931,000	209,788,000	166%
2006(6)	163,392,000	225,327,000	22,479,000	247,806,000	152%
2007(7)	109,235,000	73,602,000	37,865,000	111,467,000	102%
2008	26,626,000	25,661,000	3,936,000	29,597,000	111%
2009	19,129,000	3,043,000	19,240,000	22,283,000	116%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs), plus third party commissions

(3)	Cash collections include: net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining collections.

(6)	Four portfolios purchased in 2006 with an aggregate purchase price of $36,845,000 were reclassified from the interest method to the cost recovery method during fiscal year 2009. The following table describes the impact of the reclassification on the year 2007:

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
	Purchase	Including	Remaining	Estimated	as a Percentage
	Price	Cash Sales	Collections	Collections	of Purchase Price

As reported 2007	$200,237,000	$149,368,000	$160,913,000	$310,281,000	155%
Less: Portfolio purchases transferred to cost recovery method in 2009	36,845,000	15,112,000	34,539,000	49,651,000	135%

Interest method Portfolios	$163,392,000	$134,256,000	$126,374,000	$260,630,000	160%
2008 and 2009 Activity		91,071,000	(103,895,000)	(12,824,000)

As reported 2009	$163,392,000	$225,327,000	$22,479,000	$247,806,000	152%

(7)	The Portfolio Purchase was reclassified from the interest method to the cost recovery method during the third quarter of fiscal year 2008. The following table describes the impact of the reclassification on the year 2007:

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
	Purchase	Including	Remaining	Estimated	as a Percentage
	Price	Cash Sales	Collections	Collections	of Purchase Price

As reported 2007	$384,850,000	$69,409,000	$460,205,000	$529,614,000	138%
Less: Portfolio Purchase	(275,615,000)	(45,499,000)	(334,701,000)	(380,200,000)	(138)%

Interest method Portfolios without Portfolio Purchase-2007	$109,235,000	$23,910,000	$125,504,000	$149,414,000	137%
2008 and 2009 Activity	—	49,692,000	(87,639,000)	(37,947,000)

As reported 2009	$109,235,000	$73,602,000	$37,865,000	$111,467,000	102%

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2009, we recognized finance income of $1.9 million under the cost recovery method because we collected $1.9 million in excess of our purchase price on certain of these portfolios. In addition, we earned $68.2 million of finance income under the interest method based on actuarial computations which, in turn, are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2009, we purchased portfolios with an aggregate purchase price of $19.6 million with a face value (gross contracted amount) of $577.0 million.

New Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Generally Accepted Accounting Principles, (“ASC 105”). Under ASC 105, The FASB Accounting Standards Codification (“Codification”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is now non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s views, the issuance of ASC 105 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute to Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. The adoption of ASC 105 has been reflected in the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB Statement 167, Amendments to FASB Interpretation No. 46(R), which is not yet reflected in the FASB ASC, to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, Statement 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. Statement 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company does not believe that the adoption of Statement 167 will have a significant effect on its consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, (“ASC 855”) to incorporate the accounting and disclosures requirements for subsequent events into GAAP. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC 855 as of June 30, 2009, which was the required effective date. The Company evaluated its September 30, 2009 financial statements for subsequent events through December 29, 2009.

In April 2009 the FASB issued ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 expands disclosures for fair value of financial instruments that are within the scope of FASB statement fair value disclosures in interim period reports. ASC 718 is effective for interim reporting periods ending after June 15, 2009. ASC 718 expresses the views of the staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options. In particular, the staff indicated in ASC 718 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time ASC 718 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in ASC 718 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior might not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This portion of ASC 718 does not have a material impact on the Company.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2009, 2008 and 2007.

Seasonality and Trends

Our management believes that our operations may, to some extent, be affected by high delinquency rates and by lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods and during the summer months. In addition, on occasion the market for acquiring distressed receivables does become more competitive thereby possibly diminishing our ability to acquire such distressed receivables at attractive prices in such periods

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2009, our Credit Facility, all of which is variable rate debt, had an outstanding balance of $18.3 million and our Receivables Financing Agreement, all of which is variable rate debt, had an outstanding balance of $104.3 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by approximately $400,000 based on the average debt obligation outstanding during the fiscal year. We do not currently invest in derivative, financial or commodity instruments.

Item 8.	Financial Statements And Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firms thereon required by this item appears in this report on the pages indicated in the following index:

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 240.15d-15(e)) as of the end of the period ended September 30, 2009. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective in providing them with timely material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment the Company believes that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of September 30, 2009 and their report dated December 29, 2009 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Asta Funding, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2009, and our report dated December 29, 2009, expressed an unqualified opinion.

/s/  Grant Thornton LLP

New York, New York
December 29, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Information contained under the caption “Directors, Executive Officers, and Corporate Governance” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2010, is incorporated by reference in response to this Item 10.

We have adopted a Code of Ethics for our Senior Financial Officers that is incorporated into this Form 10-K in Exhibit 14.1.

Item 11.	Executive Compensation.

Information contained under the caption “Executive Compensation” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2010, is incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2010, is incorporated by reference in response to this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information contained under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2010, is incorporated by reference in response to this Item 13.

Item 14.	Principal Accounting Fees and Services.

Information contained under the caption “Principal Accounting Fees and Services” in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2010 is incorporated by reference in response to this Item 14.

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

(a) The following documents are filed as part of this report

1. Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8

2. Exhibits

Exhibit
Number

3.1	Certificate of Incorporation.(1)
3.2	Amendment to Certificate of Incorporation(3)
3.3	By laws.(2)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)†
10.2	Asta Funding, Inc. 2002 Stock Option Plan(3)†
10.3	Asta Funding, Inc. Equity Compensation Plan(6)†
10.4	Third Amended and Restated Loan and Security Agreement dated May 11, 2004, between the Company and Israel Discount Bank of NY(5)
10.5	Fourth Amended and Restated Loan and Security Agreement dated July 10, 2006, between the Company and Israel Discount Bank of NY(7)
10.6	Lease agreement between the Company and 210 Sylvan Avenue LLC dated July 29, 2005(8)
10.7	Receivables Finance Agreement dated March 2, 2007 between the Company and the Bank of Montreal(10)
10.8	Subservicing Agreement between the Company and the Subservicer dated March 2, 2007(17)
10.9	Purchase and Sale Agreement dated February 5, 2007(11)
10.10	Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated March 30, 2007, between the Company and Israel Discount Bank(12)
10.11	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated May 10, 2007, between the Company and Israel Discount Bank(13)
10.12	Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated June 27, 2007, between the Company and Israel Discount Bank(14)
10.13	First Amendment to the Receivables Finance Agreement dated July 1, 2007 between the Company and Bank of Montreal(15)
10.14	Sixth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated December 4, 2007, between the Company and Israel Discount Bank(16)
10.15	Second Amendment to the Receivables Financing Agreement dated December 27, 2007(18)
10.16	Third Amendment to the Receivables Financing Agreement dated May 19, 2008(19)
10.17	Amended and Restated Servicing Agreement dated May 19, 2008 between the Company and The Bank of Montreal(19)
10.18	Subordinated Promissory Note between Asta Funding, Inc and Asta Group, Inc. dated April 29, 2008(20)
10.19	Seventh Amendment to the Fourth Amended and Restated Loan Agreement, Dated February 20, 2009 between the Company and IDB(21)
10.20	Form of Amended and Restated Revolving Note between Asta Funding and IDB, as lending agent(22)
10.21	Fourth Amendment to the Receivables Financing Agreement dated February 20, 2009 between the Company and Bank of Montreal(23)
10.22	Subordinated Guarantor Security Agreement dated February 20, 2009 to Bank of Montreal(24)
10.23	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009(25)
10.24	Subordinated Guarantor Security Agreement dated February 20, 2009 to Asta Group, Inc.(26)
10.25	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009 to Asta Group.(27)
10.26	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(28)
10.27	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*].(29)
10.28	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](30)

Exhibit
Number

10.29	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](31)
10.30	Consulting Services Agreement dated November 30, 2009 between Cameron E. Williams and the Company.(32)
10.31	Loan Agreement Between Asta Funding and Bank Leumi dated December 14, 2009.(33)
10.32	Indemnification agreement between Asta Funding and GMS Family Investors LLC.*
14.1	Code of Ethics for Senior Financial Officers*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(3)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(4)	Not used.

(5)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed May 19, 2004.

(6)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed July 12, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed August 2, 2005.

(9)	Not used

(10)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(11)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed February 9, 2007

(12)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(13)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(14)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007

(15)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 10, 2007

(17)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(18)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2007

(19)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008

(20)	Incorporated by reference to Exhibit 10.18 to Asta Funding’s Current Report on Form 8-K filed May 1, 2008

(21)	Incorporated by reference to Exhibit 10.19 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(22)	Incorporated by reference to Exhibit 10.20 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(23)	Incorporated by reference to Exhibit 10.21 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(24)	Incorporated by reference to Exhibit 10.22 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(25)	Incorporated by reference to Exhibit 10.23 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(26)	Incorporated by reference to Exhibit 10.24 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(27)	Incorporated by reference to Exhibit 10.25 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(28)	Incorporated by reference to Exhibit 10.26 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(29)	Incorporated by reference to Exhibit 10.27 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(30)	Incorporated by reference to Exhibit 10.28 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(31)	Incorporated by reference to Exhibit 10.29 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(32)	Incorporated by reference to Exhibit 99.1 to Asta Funding’s Current Report on Form 8-K filed December 4, 2009

(33)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 18, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 29, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	Chairman of the Board, President, and Chief Executive Officer	December 29, 2009

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer Principal Financial Officer and Accounting Officer	December 29, 2009

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	December 29, 2009

/s/ Herman Badillo Herman Badillo	Director	December 29, 2009

/s/ Edward Celano Edward Celano	Director	December 29, 2009

/s/ Harvey Leibowitz Harvey Leibowitz	Director	December 29, 2009

/s/ David Slackman David Slackman	Director	December 29, 2009

/s/ Louis A. Piccolo Louis A. Piccolo	Director	December 29, 2009

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2009 and 2008 and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asta Funding, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 29, 2009 expressed an unqualified opinion.

/s/  Grant Thornton LLP

New York, New York
December 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Asta Funding, Inc. and subsidiaries for the year ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Asta Funding, Inc for the year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  EISNER LLP

New York, New York
December 27, 2007

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2009	2008

ASSETS
Cash and cash equivalents	$2.385,000	$3,623,000
Restricted cash	2,130,000	3,047,000
Consumer receivables acquired for liquidation (at net realizable value)	208,261,000	449,012,000
Due from third party collection agencies and attorneys	2,573,000	5,070,000
Prepaid and income taxes receivable	47,727,000	—
Investment in venture	168,000	555,000
Furniture and equipment (net of accumulated depreciation of $2,758,000 in 2009 and $2,367,000 in 2008)	538,000	762,000
Deferred income taxes	24,072,000	15,567,000
Other assets	2,902,000	3,500,000

Total assets	$290,756,000	$481,136,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$122,622,000	$213,485,000
Subordinated debt — related party	8,246,000	8,246,000
Other liabilities	2,166,000	4,618,000
Dividends payable	286,000	571,000
Income taxes payable	—	6,315,000

Total liabilities	133,320,000	233,235,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; Issued — none
Common stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 14,272,357 shares in 2009 and 14,276,158 in 2008	143,000	143,000
Additional paid-in capital	70,189,000	69,130,000
Retained earnings	87,058,000	178,925,000
Accumulated other comprehensive income (loss)	46,000	(297,000)

Total stockholders’ equity	157,436,000	247,901,000

Total liabilities and stockholders’ equity	$290,756,000	$481,136,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2009	2008	2007

Revenues:
Finance income, net	$70,156,000	$115,295,000	$138,356,000
Other income	134,000	200,000	2,181,000

	70,290,000	115,495,000	140,537,000

General and administrative expenses	25,915,000	29,561,000	25,450,000
Interest expense (2009 — Related party $515,000; 2008 — Related party — $154,000)	8,452,000	17,881,000	18,246,000
Impairments of consumer receivables acquired for liquidation	183,500,000	53,160,000	9,097,000

	217,867,000	100,602,000	52,793,000

(Loss) income before equity in earnings in venture and income taxes	(147,577,000)	14,893,000	87,744,000
Equity in earnings in venture	65,000	55,000	225,000

(Loss) income before income tax (benefit) expense	(147,512,000)	14,948,000	87,969,000
Income tax (benefit) expense	(56,787,000)	6,119,000	35,703,000

Net (loss) income	$(90,725,000)	$8,829,000	$52,266,000

Basic net (loss) income per share	$(6.36)	$0.62	$3.79

Diluted net (loss) income per share	$(6.36)	$0.61	$3.56

Weighted average shares outstanding:
Basic	14,272,425	14,138,650	13,807,838
Diluted	14,272,425	14,553,346	14,691,861

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2009, 2008 and 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, September 30, 2006	13,755,157	$138,000	$61,803,000	$122,321,000	$—	$184,262,000
Exercise of options	95,001	1,000	1,328,000			1,329,000
Restricted stock granted	68,000
Stock based compensation expense			1,140,000			1,140,000
Tax benefit arising from exercise of non qualified stock options			759,000			759,000
Dividends				(2,221,000)		(2,221,000)
Net income				52,266,000		52,266,000

Balance, September 30, 2007	13,918,158	139,000	65,030,000	172,366,000	—	237,535,000
Exercise of options	300,000	3,000	422,000			425,000
Restricted stock granted	58,000	1,000	(1,000)			—
Stock based compensation expense			1,013,000			1,013,000
Tax benefit arising from exercise of non qualified stock options and vesting of restricted stock			2,666,000			2,666,000
Dividends				(2,270,000)		(2,270,000)
Other comprehensive loss(net of tax benefit of $202,000)					(297,000)	(297,000)
Net income				8,829,000		8,829,000

Balance, September 30, 2008	14,276,158	143,000	69,130,000	178,925,000	(297,000)	247,901,000
Exercise of options	533		1,000			1,000
Restricted stock forfeited	(4,334)
Stock based compensation expense			984,000			984,000
Tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			74,000			74,000
Dividends				(1,142,000)		(1,142,000)
Other comprehensive income (net of tax of $233,000)					343,000	343,000
Net (loss)				(90,725,000)		(90,725,000)

Balance, September 30, 2009	14,272,357	$143,000	$70,189,000	$87,058,000	$46,000	$157,436,000

Comprehensive income (loss) is as follows:

	2009	2008

Net (loss) income	$(90,725,000)	$8,829,000
Other comprehensive income (loss), net of tax-foreign currency translation	343,000	(297,000)

Comprehensive (loss) income	$(90,382,000)	$8,532,000

Accumulated other comprehensive income (loss)	$46,000	$(297,000)

There were no elements of other comprehensive income for the year ended September 30, 2007.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(90,725,000)	$8,829,000	$52,266,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,664,000	1,278,000	841,000
Deferred income taxes	(8,505,000)	(2,634,000)	(4,772,000)
Impairments of consumer receivables acquired for liquidation	183,500,000	53,160,000	9,097,000
Stock based compensation	984,000	1,013,000	1,140,000
Changes in:
Income taxes payable and receivable	(54,042,000)	(1,846,000)	(2,216,000)
Due from third party collection agencies and attorneys	2,497,000	(161,000)	(1,847,000)
Other assets	(655,000)	(136,000)	(2,324,000)
Other liabilities	(2,193,000)	(3,725,000)	3,390,000

Net cash provided by operating activities	32,525,000	55,778,000	55,575,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(19,552,000)	(49,886,000)	(440,895,000)
Principal payments received from collection of consumer receivables acquired for liquidation	71,936,000	81,645,000	114,421,000
Principal payments received from collections represented by sales of consumer receivables acquired for liquidation	5,317,000	11,034,000	29,029,000
Effect of foreign exchange on consumer receivables acquired for liquidation	(542,000)	658,000	—
Cash distribution received from venture	387,000	1,485,000	3,925,000
Purchase of other investments	—	—	(5,777,000)
Collections on other investments	—	—	8,251,000
Capital expenditures	(187,000)	(361,000)	(163,000)

Net cash provided by (used) in investing activities	57,359,000	44,575,000	(291,209,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,000	425,000	1,329,000
Tax benefit arising from exercise of non-qualified stock options	74,000	2,666,000	759,000
Change in restricted cash	917,000	2,647,000	(5,694,000)
Dividends paid	(1,427,000)	(2,256,000)	(7,716,000)
(Repayments) borrowings of debt, net	(90,695,000)	(113,001,000)	243,655,000
Advance under subordinated debt — related party	—	8,246,000	—

Net cash (used in) provided by financing activities	(91,130,000)	(101,273,000)	232,333,000

Net decrease in cash and cash equivalents	(1,246,000)	(920,000)	(3,301,000)
Effect of foreign exchange on cash	8,000	18,000	—
Cash and cash equivalents at beginning of year	3,623,000	4,525,000	7,826,000

Cash and cash equivalents at end of year	$2,385,000	$3,623,000	$4,525,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (Related Party: 2009 — $472,000 2008 — $112,000)	$9,082,000	$19,784,000	$16,644,000

Income taxes	$5,887,000	$8,282,000	$41,932,000

See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note A —	The Company and its Significant Accounting Policies

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”) is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), and other credit card accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[1A] Liquidity:

The Company’s cash requirements have been and will continue to be significant. In the past we have depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. If approved, dividends paid is also a significant use of cash. As our revolving debt level decreases, our dependency on external sources to fund the acquisition of portfolios debt, pay operating expenses, dividends interest and taxes should be greatly reduced over the next 12 months. Effective December 14, 2009, the Eighth Amendment to the Fourth Amended and Restated Loan Agreement (the “Credit Facility”) with a consortium of banks (“The Bank Group”) has been repaid and replaced with a short-term credit facility (the “Short-Term Credit Facility”) with another lending institution. This Short Term Credit Facility will limit our ability to acquire significantly-sized consumer receivable portfolios; however our ability to purchase small- to medium-sized portfolios can be funded out of operating cash flows, with the ability of the Short-Term Credit Facility to fund larger portfolios if the right opportunity is available. See Note O — Subsequent Events for more information. As of December 29, 2009, the outstanding amount on the Bank of Montreal (“BMO”) facility (“Receivables Financing Agreement”) that financed the $6.9 billion in face value receivables for a purchase price of $300 million, (the “Portfolio Purchase”) is $99.7 million. We continue to pay down the balance from the collections of the Portfolio Purchase.

Net collections decreased $60.6 million or 28.8% from $208.0 million in fiscal year 2008 to $147.4 million in fiscal year 2009. Although the Company’s collections deteriorated from the prior year, the Company believes its net cash collections over the next twelve months will be sufficient to cover its operating expenses, service debt and pay interest. See Note D - Debt and Subordinated Debt-related party, for further information.

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s investment in a venture, representing a 25% interest, is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note A —	The Company and its Significant Accounting Policies — (Continued)

[3] Cash and cash equivalents and restricted cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

The Company maintains cash balances in depository institutions mandated by the Company’s lenders. Management periodically evaluates the creditworthiness of such institutions. Cash balances exceed Federal Deposit Insurance Corporation (“FDIC”) limits from time to time.

On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) with Great Seneca Financial Corporation, and other affiliates (collectively, the “Sellers”), under which we agreed to acquire the Portfolio Purchase for a purchase price of $300 million plus 20% of any future Net Payments (as defined in the Portfolio Purchase Agreement) received by the Company after the Company has received Net Payments equal to 150% of the purchase price plus our cost of funds, which recovery has not yet occurred. The Portfolio Purchase (now owned by Palisades XVI) predominantly consists of credit card accounts and includes some accounts in collection litigation and accounts as to which the Sellers have been awarded judgments. The transaction was consummated on March 5, 2007. To finance this purchase, the Company entered into a Receivables Financing Agreement with BMO as the funding source, consisting of debt with full recourse only to Palisades XVI, and bearing an interest rate which approximates 170 basis points over LIBOR. The term of the agreement was originally three years. All assets of Palisades XVI, principally the Portfolio Purchase, are pledged to secure such borrowing.

As part of the Receivables Financing Agreement all proceeds received as a result of the net collections from the Portfolio Purchase are to be applied to interest and principal of the underlying loan. The restricted cash at September 30, 2009 represents cash on hand, substantially all of which is designated to be paid to our lender subsequent to September 30, 2009. The lender has mandated in which depository institutions the cash is to be maintained.

[4] Income recognition, Impairments and Accretable yield adjustments:

Income Recognition

The Company accounts for its investment in consumer receivables acquired for liquidation using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). In ASC 310 static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.

Finance income is recognized on cost recovery portfolios after the carrying value has been fully recovered through collections or amounts written down.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note A —	The Company and its Significant Accounting Policies — (Continued)

[4] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $183.5 million were recorded in fiscal year 2009, of which $108.5 million related to the interest method portfolios and $75.0 million related to cost recovery method portfolios. During fiscal year 2008 all of the $53.2 million in impairment charges were recorded to interest method portfolios. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered a write down in value is required. There were no accretable yield adjustments recorded in the fiscal years ended September 30, 2009 and 2008.

In the quarter ended June 30, 2008, the Company discontinued using the interest method for income recognition under ASC 310 for the Portfolio Purchase. The recognition of income under ASC 310 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, ASC 310 permits the change to the cost recovery method. Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, the lack of reasonable delivery of media requests, the lack of validation of certain account components, and the sale of the primary servicer (which was commonly owned by the seller), the Company determined that it no longer had the ability to develop a reasonable expectation of the timing of the cash flows to be collected and therefore, transferred the Portfolio Purchase to the cost recovery method. The Company will recognize income only after it has recovered its carrying value, which, as of September 30, 2009 was approximately $121.5 million. There can be no assurance as to when or if the carrying value will be recovered. The change to the cost recovery method was not done to avoid additional impairment charges. Prior to using the cost recovery method, impairment charges totaling $30.3 million were recognized during the first six months of fiscal year 2008.

Our analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. We have found that there are better states to try to collect receivables and we factor in both better and worse states when establishing our initial cash flow expectations.

•	the average balance of the receivables influences our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for our law suit strategy and thus yield better results over the longer term. As we have significant experience with both types of balances, we are able to factor these variables into our initial expected cash flows;

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note A —	The Company and its Significant Accounting Policies — (Continued)

[4] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

•	the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process . For example, older receivables might be more difficult and/or require more time and effort to collect;

•	past history and performance of similar assets acquired. As we purchase portfolios of like assets, we accumulate a significant historical data base on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	our ability to analyze accounts and resell accounts that meet our criteria;

•	jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. We believe that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor with property will pay to clear title or release a lien. We also believe that these debtors generally might take longer to repay and that is factored into our initial expected cash flows; and

•	credit standards of issuer.

We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables accounted for on the interest method over the expected remaining life of the portfolio.

We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, we have the added benefit of soliciting our third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporate such input into the estimates we use for our expected cash flows.

As a result of the recent and current challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 we have extended our time frame of the expectation of recovering 100% of our invested capital within a 24-39 month period from an 18-28 month period, and the expectation of recovering 130-140% over 7 years which is an increase from the previous 5 year expectation. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for on the interest method. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note A —	The Company and its Significant Accounting Policies — (Continued)

[5] Commissions and fees:

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

[8] Net (loss) income per share:

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2009, 2008 and 2007:

	2009			2008			2007
		Weighted	Per		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic	$(90,725,000)	14,272,425	$(6.36)	$8,829,000	14,138,650	$0.62	$52,266,000	13,807,838	$3.79

Dilutive effect of stock Options		—			414,696			884,023

Diluted	$(90,725,000)	14,272,425	$(6.36)	$8,829,000	14,553,346	$0.61	$52,266,000	14,691,861	$3.56

At September 30, 2009, 133,250 options at a weighted average exercise price of $8.30 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2008, 400,160 options at a weighted average exercise price of $18.70 were not included in the diluted earnings per share calculation as they were anti-dilutive. There were no anti-dilutive securities at September 30, 2007.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note A —	The Company and its Significant Accounting Policies — (Continued)

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

[10] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of operations.

[11] Impact of Recently Issued Accounting Standards:

In June 2009, the FASB issued ASC 105, (“ASC 105”). Under ASC 105, The FASB Accounting Standards Codification (“Codification”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is now non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s views, the issuance of ASC 105 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute to Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. The adoption of ASC 105 has been reflected in the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB Statement 167, Amendments to FASB Interpretation No. 46(R), which is not yet reflected in the FASB ASC, to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, Statement 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. Statement 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company does not believe that the adoption of Statement 167 will have a significant effect on its consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, (“ASC 855”) to incorporate the accounting and disclosures requirements for subsequent events into GAAP. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC 855 as of June 30, 2009, which was the required effective date.

In April 2009 the FASB issued ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 expands disclosures for fair value of financial instruments that are within the scope of FASB statement fair value

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note A —	The Company and its Significant Accounting Policies — (Continued)

[11] Impact of Recently Issued Accounting Standards: — (Continued)

disclosures in interim period reports. ASC 718 is effective for interim reporting periods ending after June 15, 2009. ASC 718 expresses the views of the staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options. In particular, the staff indicated in ASC 718 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time ASC 718 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in ASC 718 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior might not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. This portion of ASC 718 does not have a material impact on the Company.

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

The Company accounts for its investment in finance receivables using the interest method under the guidance of ASC 310. Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC310 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred until such time as a review results in a change in the expected cash flows. The estimated future cash flows are reevaluated quarterly.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At September 30, 2009, approximately $70.7 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $137.6 million are accounted for using the cost recovery method.

After FASB ASC 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”) was adopted, the Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivable; and

•	same type of asset class (credit cards, telecommunication, etc.)

The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	the locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

•	jobs or property of the debtors found within portfolios. In our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain timely customer statements from the original issuer.

The Company obtains and utilizes, as appropriate, input, including but not limited to monthly collection projections and liquidation rates, from our third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Year Ended September 30, 2009
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total

Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	19,129,000	423,000	19,552,000
Net cash collections from collection of consumer receivables acquired for liquidation	(96,543,000)	(42,204,000)	(138,747,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,963,000)	(3,699,000)	(8,662,000)
Transfer to cost recovery(1)	(10,128,000)	10,128,000	—
Impairments	(108,534,000)	(74,966,000)	(183,500,000)
Effect of foreign currency translation	—	450,000	450,000
Finance income recognized(2)	68,219,000	1,937,000	70,156,000

Balance, end of period	$70,650,000	$137,611,000	$208,261,000

Revenue as a percentage of collections	67.2%	4.2%	47.6%

(1)	During the 12 months ended September 30, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain.

(2)	Includes $40.7 million derived from fully amortized pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

	For the Year Ended September 30, 2008
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total

Balance, beginning of period	$508,515,000	$37,108,000	$545,623,000
Acquisitions of receivable portfolios, net	26,626,000	23,260,000	49,886,000
Net cash collections from collection of consumer receivables acquired for liquidation(1)	(163,494,000)	(24,085,000)	(187,579,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(19,545,000)	(850,000)	(20,395,000)
Transfer to cost recovery(1)	(209,518,000)	209,518,000	—
Impairments	(53,160,000)	—	(53,160,000)
Effect of foreign currency translation	—	(658,000)	(658,000)
Finance income recognized(2)	114,046,000	1,249,000	115,295,000

Balance, end of period	$203,470,000	$245,542,000	$449,012,000

Revenue as a percentage of collections	62.3%	5.0%	55.4%

(1)	The Company acquired the Portfolio Purchase in March 2007. During the quarter ending June 30, 2008, the Company transferred the carrying value of the Portfolio Purchase to the cost recovery method.

(2)	Includes $45.3 million derived from fully amortized pools.

As of September 30, 2009 the Company had $208,261,000 in consumer receivables acquired for liquidation, of which $70,650,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios are estimated as follows for the twelve months in the periods ending:

September 30, 2010	$23,518,000
September 30, 2011	19,508,000
September 30, 2012	15,073,000
September 30, 2013	7,761,000
September 30, 2014	3,856,000
September 30, 2015	885,000
September 30, 2016	691,000

71,292,000
Deferred revenue	(642,000)

Total	$70,650,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2009. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

collections will exceed amounts previously estimated. Projected accretable yield for the fiscal years ended September 30, 2009 and 2008 are as follows:

Year Ended
September 30,
2009

Balance at beginning of period, October 1, 2008	$58,134,000
Income recognized on finance receivables, net	(68,219,000)
Additions representing expected revenue from purchases	5,980,000
Transfer to cost recovery	(3,372,000)
Reclassifications from non-accretable difference (1)	33,352,000

Balance at end of period, September 30, 2009	$25,875,000

Year Ended
September 30,
2008

Balance at beginning of period, October 1, 2007	$176,615,000
Income recognized on finance receivables, net	(114,046,000)
Additions representing expected revenue from purchases	9,569,000
Transfer to cost recovery	(57,951,000)
Reclassifications from non-accretable difference (1)	43,947,000

Balance at end of period, September 30, 2008	$58,134,000

(1)	Includes portfolios that became zero based portfolios during the period, removal of zero basis portfolios from the accretable yield calculation and, other immaterial impairments and accretions based on the certain collection curves being extended.

During the year ended September 30, 2009, the Company purchased $577 million of face value charged-off consumer receivables at a cost of approximately $19.6 million. During the year ended September 30, 2008, the Company purchased $1.5 billion of face value charged-off consumer receivables at a cost of $49.9 million. This includes a portfolio with an approximate value of $8.6 million that was purchased in South America. The estimated remaining net collections on the receivables purchased and classified under the interest method, ($19.1 million) during the fiscal year ended September 30, 2009, are $22.3 million.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2009, 2008 and 2007, respectively.

	For the Years Ended, September 30,
	2009	2008	2007

Gross collections(1)	$224,528,000	$332,711,000	$398,432,000
Commissions and fees(2)	77,119,000	124,737,000	116,626,000

Net collections	$147,409,000	$207,974,000	$281,806,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Finance income recognized on net collections represented by account sales was $3.1 million, $9.4 million and $25.2 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Note C —	Furniture and Equipment

Furniture and equipment as of September 30, 2009 and 2008 consist of the following:

	2009	2008

Furniture	$310,000	$310,000
Equipment	2,783,000	2,714,000
Software	117,000	—
Leasehold improvements	86,000	105,000

	3,296,000	3,129,000
Less accumulated depreciation	2,758,000	2,367,000

Balance, end of period	$538,000	$762,000

Depreciation expense for the years ended September 30, 2009, 2008 and 2007 aggregated $411,000, $319,000 and $279,000, respectively.

Note D —	Debt and Subordinated Debt — Related Party

Credit Facility

On July 11, 2006, the Company entered into the Credit Facility with the Bank Group. As a result of this agreement, the loan commitment increased to $175 million, from $125 million and had an expandable feature which enabled the Company to increase the line to $225 million with the consent of the Bank Group. Since the inception of the Credit Facility on July 11, 2006, material amendments are as follows:

Second Amendment to the Credit Facility, dated March 2, 2007 — Amendment consented to the proposed Portfolio Purchase by non-credit party affiliates of the Company.

Third Amendment to the Credit Facility, dated March 30, 2007 — Amendment granted a temporary over advance of $16 million from March 30, 2007 through May 17, 2007 to permit the Portfolio Purchase.

Fourth Amendment to the Credit Facility, dated May 10, 2007 — Amendment reduced the borrowing base availability advance rate to $40 million from May 10, 2007 through October 7, 2007, and further reduced to $20 million effective October 8, 2007 and thereafter.

Fifth Amendment to the Credit Facility, dated June 27, 2007 — Amendment established an 80% advance rate on eligible receivables and further reduced the borrowing base availability advance rate to $15 million effective June 27, 2007.

Sixth Amendment to the Credit Facility, dated December 4, 2007 — Amendment granted a temporary increase to the Credit Facility to $185 million. The temporary increase was never utilized.

Seventh Amendment to the Credit Facility, dated February 20, 2009 — Amendment revises the Credit Facility to, among other items, reduce the level of the loan commitment as described below, redefine certain financial

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note D —	Debt and Subordinated Debt — Related Party — (Continued)

covenant ratios the requirement for an unqualified opinion on annual audited financial statements, and permit certain encumbrances relating to restructuring of the BMO Facility (the “Receivables Financing Agreement”), as further described below. Pursuant to the Seventh Amendment, the loan commitment was revised down from $175.0 million to the following schedule: (1) $90.0 million until March 30, 2009, (2) $85.0 million from March 31, 2009 through June 29, 2009, and (3) $80.0 million from June 30, 2009 and thereafter. Beginning with the fiscal year ending September 30, 2008 (and for each period included in calculating fixed charge coverage ratio for the fiscal year ending September 30, 2008) and continuing thereafter for each reporting period thereafter (and for each period included in calculating fixed charge coverage ratio for such reporting period), the earnings before income taxes depreciation and amortization (EBITDA) and fixed charges attributable to Palisades XVI as further described below are to be excluded from the computation of the fixed charge coverage ratio for Asta Funding and its Subsidiaries. In addition, the fixed charge coverage ratio was revised to exclude impairment expense of portfolios of consumer receivables acquired for liquidation and increase the ratio from a minimum of 1.50 to 1.0 to a minimum of 1.75 to 1.0. The permitted encumbrances under the Credit Facility were revised to include certain encumbrances incurred by the Company in connection with certain guarantees and liens provided to BMO Facility and Asta Group (“the Family Entity”). Further, individual portfolio purchases in excess of $7.5 million now require the consent of the agent and portfolio purchases in excess of $15.0 million in the aggregate during any 120 day period required the consent of the Bank Group.

Eighth Amendment to the Credit Facility, dated July 10, 2009 (and in effect as of September 30, 2009) — Amendment revised the Commitment Termination Date from July 11, 2009 to December 31, 2009. Also, the Credit Facility commitment shall not exceed the following amounts: (1) $40.0 million through July 30, 2009; (2) $34.0 million from July 31, 2009 through August 30, 2009; (3) $30.8 million from August 31, 2009 through September 29, 2009; (4) $22.9 million from September 30, 2009 through October 30, 2009; (5) $15.0 million from October 31, 2009 through November 29, 2009; (6) $7.4 million from November 30, 2009 through December 30, 2009; and (7) Zero Dollars on December 31, 2009. In addition, use of Advances to finance portfolio purchases in excess of $7.5 million shall require the consent of the Administrative Agent and use of Advances to finance portfolio purchases in excess of (a) $15.0 million in the aggregate as of July 31, 2009 and August 31, 2009; (b) $8.0 million in the aggregate as of September 30, 2009; (c) $6.0 million in the aggregate as of October 31, 2009 and November 30, 2009; and (d) $2.0 million in the aggregate as of December 31, 2009, during any 120 day period require the consent of the Requisite Lenders. In addition, the Company shall have no net loss on a consolidated basis during any Fiscal Year, provided however, for Fiscal Year ending September 30, 2009 only, a net loss not to exceed $10.0 million was permitted under this Amendment. The Credit Facility bears interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5% per annum.

The Credit Facility is collateralized by all assets of the Company, other than those of Palisades XVI, the LLC which contains the Portfolio Purchase, discussed below, and contains customary financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The applicable rate at September 30, 2009 and 2008 was 5.5% and 5.00%, respectively. The average interest rate excluding unused credit line fees for the fiscal years ended September 30, 2009 and 2008, respectively, was 4.47% and 6.12%. The outstanding balance on the Credit Facility was approximately $18.3 million on September 30, 2009 and $84.9 million on September 30, 2008.

On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a new revolving credit agreement with Bank Leumi, which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The current rate is 5.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note D —	Debt and Subordinated Debt — Related Party — (Continued)

consists of a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was drawn and used to pay off in full the remaining balance on the credit facility the Company formerly had with the bank group with IDB as agent. As the Credit Facility was repaid there were no covenant requirements on the Credit Facility. See Subsequent Events — Note O.

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008 and February 2009 with BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third and Fourth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contains cross default provisions related to the Credit Facility. This cross default can only occur in the event of a non-payment in excess of $2.5 million of the Credit Facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

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

The aggregate minimum repayment obligations required under the Fourth Amendment including interest and principal for fiscal years ending September 30, 2010 and 2011 (seven months), are $12.0 million and $7.0 million,

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note D —	Debt and Subordinated Debt — Related Party — (Continued)

respectively, plus monthly interest and fees. While the Company believes it will be able to make all payments due under the new payment schedule, it is likely we will not be able to reduce the balance of the facility to $25 million by April 30, 2011, and there is no assurance the loan will be extended. We anticipate working with BMO to extend the facility by the expiration date.

On September 30, 2009 and 2008, the outstanding balance on this loan was approximately $104.3 million, and $128.6 million, respectively. The applicable interest rate at September 30, 2009 and 2008 was 3.76% and 6.69%, respectively. The average interest rate of the Receivable Financing Agreement was 4.82% and 6.10% for the years ended September 30, 2009 and 2008, respectively.

The Company’s average debt obligation (excluding the subordinated debt — related party) for the fiscal years ended September 30, 2009 and 2008, was approximately $162.5 million and $283.1 million, respectively. The average interest rate was 4.72% and 6.11%, respectively, for the years ended September 30, 2009 and 2008.

In addition, as further credit support under the Receivables Financing Agreement, the Family Entity provided BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity (See further discussion below on the Family Entity loan under Subordinated Debt — Related Party ). The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, except upon the occurrence of certain termination events, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million note, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or any successor senior facility. On September 30, 2009, the Company was in compliance with the Receivables Financing Agreement loan covenants.

Subordinated Debt — Related Party

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum. See Note O- Subsequent Events.

The Company’s cash requirements have been and will continue to be significant. The Company has depended on external financing to acquire consumer receivables. Portfolio acquisitions are financed primarily through cash flows from operating activities and with the Company’s Credit Facility. With limited purchases of portfolios for the

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note D —	Debt and Subordinated Debt — Related Party — (Continued)

current fiscal year, availability under the borrowing base formula is approximately $4.6 million at September 30, 2009. Our borrowing availability is limited to a formula based on the age of the receivables. As the collection environment remains challenging, we may be required to seek additional funding.

If the Company’s collections deteriorate below our lowest projections, the Company might need to secure another source of funding in order to satisfy its working capital needs, downsize its operations, or secure financing on terms that are not favorable to the Company. However, the Company believes its net cash collections over the next 12 months will be sufficient to cover its operating expenses, continue paying down debt to the extent necessary, purchase additional portfolios and pay dividends, if declared.

The Company’s debt and subordinated debt — related party at September 30, 2009 and 2008 are summarized as follows:

			2009
			Stated	Average
			Interest	Interest
	2009	2008	Rate	Rate

Credit Facility	$18,301,000	$84,934,000	5.50%	4.47%
Receivables Financing Agreement	104,321,000	128,551,000	3.76%	4.82%

Total debt	$122,622,000	$213,485,000	n/a	4.72%

Subordinated debt — related party	$8,246,000	8,246,000	6.25%	6.25%

Note E —	Other Liabilities

Other liabilities as of September 30, 2009 and 2008 are as follows:

	2009	2008

Accounts payable and accrued expenses	$1,425,000	$3,145,000
Accrued interest payable	504,000	1,135,000
Other	237,000	338,000

Total other liabilities	$2,166,000	$4,618,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note F —	Income Taxes

The components of the provision for income taxes (benefit) for the years ended September 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Current:
Federal	$(47,062,000)	$6,567,000	$30,476,000
State	(1,220,000)	2,152,000	9,999,000
Foreign	—	34,000	—

	(48,282,00)	8,753,000	40,475,000

Deferred:
Federal	1,092,000	(1,987,000)	(3,593,000)
State	(9,597,000)	(647,000)	(1,179,000)

	(8,505,000)	(2,634,000)	(4,772,000)

Provision for income taxes	$(56,787,000)	$6,119,000	$35,703,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized as follows:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	5.8	5.8	5.8
Deferred tax valuation allowance	(2.1)	—	—
Other	(0.2)	0.1	(0.2)

Effective income tax rate	38.5%	40.9%	40.6%

The Company recognized a net deferred tax asset of $24,072,000 and $15,567,000 as of September 30, 2009 and 2008, respectively. The components are as follows:

	September 30,	September 30,
	2009	2008

Deferred revenue	$221,000	534,000
Impairments	26,960,000	13,930,000
Compensation expense	1,273,000	880,000
Other	26,000	223,000

Deferred income taxes	28,480,000	15,567,000

Deferred tax valuation allowance	(4,408,000)	—

Deferred income taxes	$24,072,000	$15,567,000

We file consolidated Federal and state income tax returns. Our subsidiaries are single member limited liability companies (LLC) and, therefore, do not file separate tax returns.

We account for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, we would

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note F —	Income Taxes — (Continued)

adjust deferred taxes to reflect estimated tax rate changes, if applicable. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We are required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2009. Based on this evaluation, the Company recorded a deferred tax asset valuation allowance of $4.4 million during the fourth quarter of fiscal year 2009. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

We expect to receive a Federal tax benefit of approximately $46 million based on the results of fiscal year 2009 and recent tax law changes for net operating loss carryback. Income tax benefits related to states where the Company files tax returns only apply to future years. No loss carrybacks are allowed.

The corporate federal income tax returns of the Company for 2006, 2007, and 2008 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

Note G —	Commitments and Contingencies

Employment Agreements

On January 25, 2007, the Company entered into an employment agreement (the “Employment Agreement”) with the Company’s Chairman, President and Chief Executive Officer, expiring on December 31, 2009, provided, however, that Gary Stern is required to provide ninety days’ prior written notice if he does not intend to seek an extension or renewal of the Employment Agreement. In January 2008, the Company entered into a similar two year employment agreement with Cameron Williams, the Company’s Chief Operating Officer. On October 5, 2009, it was announced that Mr. Williams’ contract was not renewed and will expire December 31, 2009. On November 30, 2009, the Company announced that it had entered into a Consulting Services Agreement with Mr. Williams. Under the terms of the agreement, the Company will pay Mr. Williams a monthly fee of $20,833.33 each month from January to November 2010 in exchange for certain consulting services through December 31, 2010. In addition, in exchange for a release of all claims and liabilities, Mr. Williams is to be paid a fee of $100,000, plus reimbursement of his monthly COBRA costs of up to $1,000 per month for the next year and the Company accelerated vesting of 16,667 stock options held by Mr. Williams at a price of $2.95 per share. Mr. Williams will also be paid $20,833.37 if he signs another release in favor of the Company at the end of this consulting term.

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey and Sugar Land, Texas. The leases are operating leases, and the Company incurred related rent expense in the amounts of $611,000, $553,000 and

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note G —	Commitments and Contingencies — (Continued)

$526,000 during the years ended September 30, 2009, 2008 and 2007, respectively. The future minimum lease payments are as follows:

Year
Ending
September 30,

2010	$320,000
2011	13,000
2012	—
2013	—
2014	—

$333,000

The Company closed its Bethlehem, Pennsylvania location in February 2009. The Company is currently reviewing lease proposals with regard to the Englewood Cliffs, New Jersey location.

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

In settlement of a lawsuit filed by the Minnesota Attorney General, the National Arbitration Forum announced in July 2009 that it would no longer administer consumer or employment arbitrations. Later that month, the American Arbitration Association announced a moratorium on the administration of certain consumer debt collection arbitration cases. The Company does not use arbitration as a primary means of collection from consumers, and these changes are not expected to have a significant impact on the Company.

The Company has an ongoing dispute with one of its significant third party servicers regarding certain provisions in the servicing agreement between the companies. The Company contends that there are amounts due the Company under a profit-sharing arrangement. The servicer has acknowledged the profit sharing arrangement but disagrees with the calculation of the amount owed. Additionally, the servicer has asserted that the Company owes the servicer certain amounts with regard to a portfolio sale and court costs allegedly incurred by the servicer and not paid to the servicer by the Company. The companies continue to negotiate a settlement for these items. The Company does not believe the final settlement will have an adverse material effect on the Company.

Note H —	Concentrations

At September 30, 2009, approximately 29% of our portfolios were serviced by five collection organizations. We have servicing agreements in place with these five collection organizations as well as all other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note I —	Stock Option Plans

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 were available as of September 30, 2009. As of September 30, 2009, approximately 105 of the Company’s employees were eligible to participate in the Equity Compensation Plan. Future grants under the Equity Compensation Plan have not yet been determined.

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 272,334 were available as of September 30, 2009. As of September 30, 2009, approximately 105 of the Company’s employees were eligible to participate in the 2002 Plan. On December 11, 2009, the Compensation Committee of the Board of Directors of the Company, granted 25,000 stock options to each director of the Company other than the chief executive officer, for a total of 150,000 stock options and 8,900 stock options to employees of the Company, who have been employed at the Company for at least six months prior to December 11, 2009. The grants to employees exclude officers of the Company. The exercise price of these options was $8.07, fair market value on the date of grant. See Subsequent Events — Note O.

1995 Stock Option Plan

The 1995 Stock Option Plan expired on September 14, 2005. The plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to the Company. The following description does not

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note I —	Stock Option Plans — (Continued)

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

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding options at the beginning of year	1,037,438	$11.69	1,337,438	$9.39	1,414,439	$9.45
Options granted	122,000	2.95	—	—	18,000	28.75
Options cancelled	(1,000)	28.75		—	—	—
Options exercised	(533)	2.95	(300,000)	1.42	(95,001)	13.99

Outstanding options at the end of year	1,157,905	$10.76	1,037,438	$11.69	1,337,438	$9.39

Exercisable options at the end of year	1,081,912	$11.31	1,031,438	$11.59	1,325,438	$9.21

The Company recognized $164,000 of compensation expense related to stock options in the fiscal year ended September 30, 2009. As of September 30, 2009, there was $142,000 of unrecognized compensation cost related to unvested stock options. The Company recognized $92,000 and $141,000 of stock based compensation expense related to stock option grants in fiscal year 2008 and 2007, respectively.

The intrinsic value of the options exercised during fiscal year 2009 was not material. The intrinsic value of options exercised during the fiscal years ended September 30, 2008 and 2007, was $6.3 million, and $2.1 million, respectively.

There was no intrinsic value of the outstanding and exercisable options as of September 30, 2009 and 2008. The aggregate intrinsic value of the outstanding and exercisable options as of September 30, 2007 was $38.6 million.

The average fair value of 18,000 options granted in fiscal 2007 was $28.75. The fair value was calculated using the Black Scholes method with a volatility of 36.3%, a risk free interest rate of 4.94%, dividend yield of 0.47%, and a life as with all options, of 10 years.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note I —	Stock Option Plans — (Continued)

The following table summarizes information about the plans’ outstanding options as of September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$ 0.8100 - $ 2.8750	300,000	1.0	$2.63	300,000	$2.63
$ 2.8751 - $ 5.7500	228,134	6.6	3.78	152,141	4.19
$ 5.7501 - $ 8.6250	12,000	2.1	5.96	12,000	5.96
$14.3751 - $17.2500	218,611	4.2	15.04	218,611	15.04
$17.2501 - $20.1250	382,160	5.0	18.22	382,160	18.22
$25.8751 - $28.7500	17,000	7.2	28.75	17,000	28.75

	1,157,905	4.1	$10.76	1,081,912	$11.31

The following table summarizes information about restricted stock transactions:

		Weighted		Weighted
	Year Ended	Average	Year Ended	Average
	September 30, 2009	Grant Date	September 30, 2008	Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested at the beginning of period	80,667	$22.26	45,333	$28.75
Awards granted	0	0.00	58,000	19.73
Vested	(40,995)	24.29	(22,666)	28.75
Forfeited	(4,334)	21.81	0	0.00

Unvested at the end of period	35,338	$19.73	80,667	$22.26

The Company recognized $820,000, $921,000 and $999,000 of compensation expense during the fiscal years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009, there was $382,000 of unrecognized compensation cost related to unvested restricted stock.

The Company recognized a total of $984,000, $1,013,000 and $1,140,000 in compensation expense for the fiscal years ended September 30, 2009, 2008 and 2007, respectively, for the stock options and restricted stock grants. As of September 30, 2009, there was a total of $524,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note J —	Stockholders’ Equity

During the year ended September 30, 2009, the Company declared quarterly cash dividends aggregating $1,142,000, which includes $0.02 per share, per quarter, of which $286,000 was accrued as of September 30, 2009 and paid November 2, 2009.

During the year ended September 30, 2008, the Company declared quarterly cash dividends aggregating $2,270,000 which includes $0.04 per share, per quarter, of which $571,000 was accrued as of September 30, 2008 and paid November 3, 2008. During the year ended September 30, 2007, the Company declared quarterly cash dividends aggregating $2,221,000 which includes $0.04 per share, per quarter, of which $557,000 was accrued as of September 30, 2007 and paid November 1, 2007.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note J —	Stockholders’ Equity — (Continued)

The Company expects to pay a regular cash dividend in future quarters, but the amount has not yet been determined. This will be at the discretion of the board of directors and will depend upon the Company’s financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2009, there were no such restrictions.

Note K —	Retirement Plan

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2009, 2008 and 2007 were $74,000, $121,000 and $117,000, respectively.

Note L —	Fair Value of Financial Instruments

FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

The carrying value of consumer receivables acquired for liquidation was $208,261,000 at September 30, 2009. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $277,000,000 at September 30, 2009.

The carrying value of debt and subordinated debt (related party) was $130,868,000 and $221,731,000 at September 30, 2009 and 2008, respectively. The majority of these loan balances are variable rate and short-term, therefore, the carrying amounts approximate fair value.

Note M —	Related Party Transaction

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. In December 2009 the promissory note’s maturity date was extended to December 31, 2010, and the interest rate was changed to 10% per annum. See Note O- Subsequent Events.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

Note N —	Summarized Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2009
Total revenue	$18,448,000	$18,126,000	$17,238,000	$16,478,000	$70,290,000
(Loss) income before income taxes	(13,147,000)	(8,674,000)	2,491,000	(128,182,000)	(147,512,000)
Net (loss) income	(7,837,000)	(5,168,000)	1,478,000	(79,198,000)	(90,725,000)
Basic net (loss) income per share	$(0.55)	$(0.36)	$0.10	$(5.55)	$(6.36)
Diluted net (loss) income per share	$(0.55)	$(0.36)	$0.10	$(5.55)	$(6.36)
2008
Total revenue	$34,275,000	$33,882,000	$23,572,000	$23,766,000	$115,495,000
Income (loss) before income taxes	22,452,000	(12,954,000)	4,102,000	1,348,000	14,948,000
Net income (loss)	13,314,000	(7,707,000)	2,440,000	782,000	8,829,000
Basic net income (loss) per share	$0.96	$(0.54)	$0.17	$0.05	$0.62
Diluted net income (loss) per share	$0.90	$(0.54)	$0.17	$0.05	$0.61

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

A significant portion of the $183.5 million of impairments recorded in fiscal year 2009, $137.0 million, were recorded in the fourth quarter . Historically, moving through the year and into the fourth quarter, collections tend to be stable or perhaps increase in performance. During this fiscal year, collections increased slightly from the second quarter to the third quarter, and given historical trends, our expectation was to have a stable fourth quarter with regard to collections. However, we were not able to sustain that trend and fourth quarter collections were lower by approximately 20% as compared to the third quarter of fiscal year 2009. Subsequent internal and external forecast models confirmed the trend seen in the fourth quarter. Our impairment analysis indicated the amortization schedules established at the time of the acquisition of the impacted portfolios were not in line with the economic conditions in which we currently operate. Continued economic challenges in the fourth quarter, such as the peaking of the unemployment rate and conditions at a significant servicer, which ultimately led to a bankruptcy filing, have impacted the Company’s performance in the fourth quarter. As such we concluded that the significant impairments were properly recorded in the fourth quarter of fiscal year 2009.

Note O —	Subsequent Events

On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a new revolving credit agreement with Bank Leumi, which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The current rate is 5.5%. The loan is secured by collateral consisting of all of the assets of the Company except those of Palisades XVI. In addition, other collateral for the loan consists of a pledge by GMS Family Investors, LLC, an entity owned by members of the Stern family. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was drawn and used to pay off in full the remaining balance on the credit facility the Company formerly had with the Bank Group with IDB as agent.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009 and 2008

NOTE O —	Subsequent Events — (Continued)

On December 11, 2009, the Compensation Committee of the Board of Directors of the Company, granted 25,000 stock options to each director of the Company other than the chief executive officer, for a total of 150,000 stock options and 8,900 stock options to full time employees of the Company, who have been employed at the Company for at least six months prior to December 11, 2009. The grants to employees exclude officers of the Company. The exercise price of these options was $8.07, the fair market value on the date of grant.

In December 2009, the subordinated debt third party maturity date was extended from January 9, 2010 to December 31, 2010. Additionally, the interest rate was changed to 10% per annum from 6.25% per annum.

The Company evaluated its September 30, 2009 financial statements for subsequent events through December 29, 2009.