Form 10-K/A
period 2009-09-30
ASTA FUNDING INC
filed 2010-01-29
CIK 1001258

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
Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $25,976,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
     As of January 22, 2010, the registrant had 14,272,457 shares of Common Stock issued and outstanding.

Part II

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operation.	1

PART IV	13
Item 15. Exhibits and Financial Statement Schedules	13

Signatures	14
Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FORM 10-K/A

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended September 30, 2009 (the “Annual Report”) is being filed to correct the Portfolio Performance table included in Part II, Item 7. Management Discussion & Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K filed with Securities and Exchange Commission on December 29, 2009. The correction was to the Net Cash Collections Including Cash Sales column of the Portfolio Performance table. This correction also revised the Total Estimated Collections column and the Total Estimated Collections as a Percentage of Purchase Price. There was no impact on the financial statements of Asta Funding, Inc. as a result of this change. Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Cautions Regarding Forward-Looking Statements
     This Annual Report on Form 10-K/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described above under Item 1A “Risk Factors” and below under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments. Unless the context otherwise requires, the terms “we”, “us” “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.
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
Results of Operations
     The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Report on Form 10-K/A. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

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

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
Purchase	Purchase	Including	Remaining	Estimated	as a Percentage
Period	Price(2)	Cash Sales(3)	Collections(4)	Collections(5)	of Purchase Price

2001	$65,120,000	$105,453,000	$—	$105,453,000	162%
2002	36,557,000	48,014,000	—	48,014,000	131%
2003	115,626,000	210,815,000	1,392,000	212,207,000	184%
2004	103,743,000	179,189,000	682,000	179,871,000	173%
2005	126,023,000	202,045,000	10,931,000	212,976,000	169%
2006(6)	163,392,000	230,765,000	22,479,000	253,244,000	155%
2007(7)	109,235,000	77,483,000	37,865,000	115,348,000	106%
2008	26,626,000	28,851,000	3,936,000	32,787,000	123%
2009	19,129,000	6,376,000	19,240,000	25,616,000	134%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs), plus third party commissions

(3)	Cash collections include: net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining collections.

(6)	Four portfolios purchased in 2006 with an aggregate purchase price of $36,845,000 were reclassified from the interest method to the cost recovery method during fiscal year 2009. The following table describes the impact of the reclassification on the year 2007:

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
	Purchase	Including	Remaining	Estimated	as a Percentage
	Price	Cash Sales	Collections	Collections	of Purchase Price
As reported 2007	$200,237,000	$149,368,000	$160,913,000	$310,281,000	155%
Less: Portfolio purchases transferred to cost recovery method in 2009	(36,845,000)	(15,112,000)	(34,539,000)	(49,651,000)	(135)%

Interest method Portfolios	$163,392,000	$134,256,000	$126,374,000	$260,630,000	160%
2008 and 2009 Activity	—	96,509,000	(103,895,000)	(7,386,000)

As reported 2009	$163,392,000	$230,765,000	$22,479,000	$253,244,000	155%

(7)	The Portfolio Purchase was reclassified from the interest method to the cost recovery method during the third quarter of fiscal year 2008 The following table describes the impact of the reclassification on the year 2007:

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
	Purchase	Including	Remaining	Estimated	as a Percentage
	Price	Cash Sales	Collections	Collections	of Purchase Price
As reported 2007	$384,850,000	$69,409,000	$460,205,000	$529,614,000	138%
Less: Portfolio Purchase	(275,615,000)	(45,499,000)	(334,701,000)	(380,200,000)	(138)%

Interest method Portfolios without Portfolio Purchase-2007	$109,235,000	$23,910,000	$125,504,000	$149,414,000	137%
2008 and 2009 Activity	—	53,573,000	(87,639,000)	(34,066,000)

As reported 2008	$109,235,000	$77,483,000	$37,865,000	$115,348,000	106%

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
     In June 2009, the Financial Accounting Standards Board issued FASB Statement 167, Amendments to FASB Interpretation No. 46(R), which is not yet reflected in the FASB ASC, to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, Statement 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures. Statement 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application isprohibited. The Company does not believe that the adoption of Statement 167 will have a significant effect on its consolidated financial statements.
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
Dated: January 28, 2010

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	Chairman, President, Chief Executive Officer and Director	January 28, 2010

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer Principal Financial and Accounting Officer	January 28, 2010

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	January 28, 2010

/s/ Herman Badillo Herman Badillo	Director	January 28, 2010

/s/ Edward Celano Edward Celano	Director	January 28, 2010

/s/ Harvey Leibowitz Harvey Leibowitz	Director	January 28, 2010

/s/ David Slackman David Slackman	Director	January 28, 2010

/s/ Louis A. Piccolo Louis A. Piccolo	Director	January 28, 2010