Form 10-Q
period 2009-12-31
ASTA FUNDING INC
filed 2010-02-12
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 8, 2010, the registrant had approximately 14,272,457 common shares outstanding.

ASTA FUNDING, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,337,000	$2,385,000
Restricted cash	1,688,000	2,130,000
Consumer receivables acquired for liquidation (at net realizable value)	192,126,000	208,261,000
Due from third party collection agencies and attorneys	2,058,000	2,573,000
Prepaid and income taxes receivable	47,727,000	47,727,000
Investment in venture	134,000	168,000
Furniture and equipment, net	475,000	538,000
Deferred income taxes	24,317,000	24,072,000
Other assets	2,733,000	2,902,000

Total assets	$273,595,000	$290,756,000

LIABILITIES
Debt	$101,233,000	$122,622,000
Subordinated debt — related party	8,246,000	8,246,000
Other liabilities	1,779,000	2,166,000
Dividends payable	286,000	286,000
Income taxes payable	1,856,000	—

Total liabilities	113,400,000	133,320,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,272,457 shares at December 31, 2009 and 14,272,357 at September 30, 2009	143,000	143,000
Additional paid-in capital	70,799,000	70,189,000
Retained earnings	89,248,000	87,058,000
Accumulated other comprehensive income	5,000	46,000

Total stockholders’ equity	160,195,000	157,436,000

Total liabilities and stockholders’ equity	$273,595,000	$290,756,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Revenues
Finance income, net	$10,974,000	$18,416,000
Other income	33,000	32,000

	11,007,000	18,448,000
Expenses
General and administrative	5,629,000	7,027,000
Interest expense (fiscal year 2010 - Related Party — $130,000; fiscal year - 2009 - Related Party — $128,000)	1,259,000	3,170,000
Impairments of consumer receivables acquired for liquidation	—	21,415,000

	6,888,000	31,612,000

Income (loss) before equity in earnings in venture and income taxes	4,119,000	(13,164,000)
Equity in earnings in venture	46,000	17,000

Income (loss) before income taxes	4,165,000	(13,147,000)
Income tax expense (benefit)	1,690,000	(5,310,000)

Net income (loss)	$2,475,000	$(7,837,000)

Net income (loss) per share — Basic	$0.17	$(0.55)

Net income (loss) per share — Diluted	$0.17	$(0.55)

Weighted average number of shares outstanding:
Basic	14,272,420	14,271,824

Diluted	14,615,054	14,271,824
See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, September 30, 2009	14,272,357	$143,000	$70,189,000	$87,058,000	46,000	$157,436,000
Exercise of options	100	—				—
Stock based compensation expense			559,000			559,000
Tax benefit arising from vesting of restricted stock awards			51,000			51,000
Dividends				(285,000)		(285,000)
Accumulated other comprehensive loss, net of tax					(41,000)	(41,000)
Net income				2,475,000		2,475,000

Balance, December 31, 2009	14,272,457	$143,000	$70,799,000	$89,248,000	5,000	$160,195,000

Comprehensive income (loss) is as follows:

	Three Months	Three Months
	Ended	Ended
	12/31/09	12/31/08
Net income (loss)	$2,475,000	$(7,837,000)
Other comprehensive loss, net of tax — Foreign currency translation	(41,000)	(783,000)

Comprehensive income (loss)	$2,434,000	$(8,620,000)

Accumulated other comprehensive income (loss)	5,000	(1,080,000)

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income (loss)	$2,475,000	$(7,837,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307,000	359,000
Deferred income taxes	(245,000)	(6,518,000)
Impairments of consumer receivables acquired for liquidation	—	21,415,000
Stock based compensation	559,000	281,000
Changes in:
Other assets	(48,000)	1,000
Due from third party collection agencies and attorneys	515,000	1,557,000
Income taxes payable and receivable	1,856,000	(4,303,000)
Other liabilities	(433,000)	(1,462,000)

Net cash provided by operating activities	4,986,000	3,493,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,300,000)	(1,078,000)
Principal collected on receivables acquired for liquidation	16,755,000	19,212,000
Principal collected on receivables accounts represented by account sales	1,701,000	4,400,000
Foreign exchange effect on receivables acquired for liquidation	(21,000)	1,249,000
Cash distribution received from venture	34,000	171,000
Capital expenditures	(27,000)	(19,000)

Net cash provided by investing activities	16,142,000	23,935,000

Cash flows from financing activities:
Tax benefit arising from vesting of restricted stock awards	51,000	55,000
Changes in restricted cash	442,000	800,000
Dividends paid	(285,000)	(571,000)
Repayment of debt	(21,389,000)	(29,677,000)

Net cash used in financing activities	(21,181,000)	(29,393,000)

Net increase (decrease) in cash and cash equivalents	(53,000)	(1,965,000)
Effect of foreign exchange on cash	5,000	64,000
Cash and cash equivalents at beginning of period	2,385,000	3,623,000

Cash and cash equivalents at end of period	$2,337,000	$1,722,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (Related Party : 2010 — $172,000
2009 — $128,000)	$1,377,000	$3,405,000
Income taxes	$—	$4,917,000
See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS AND BASIS OF PRESENTATION
Business
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”) is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio.
Basis of Presentation
The condensed consolidated balance sheets as of December 31, 2009, the condensed consolidated statements of operations for the three month periods ended December 31, 2009 and 2008, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2009 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2009 and 2008, are unaudited. The September 30, 2009 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Form 10-K/A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2009 and September 30, 2009, the results of operations for the three month periods ended December 31, 2009 and 2008 and cash flows for the three month periods ended December 31, 2009 and 2008 have been made. The results of operations for the three month periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 generally represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company does not believe that the adoption of ASU 2009-17 will have a significant effect on its consolidated financial statements.
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of December 31, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through February 12, 2010, the date these financial statements were issued.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
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
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION
Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals throughout the country and in Central and South America.
The Company accounts for its investments in consumer receivable portfolios, using either:
•	the interest method; or

•	the cost recovery method.
The Company accounts for its investment in finance receivables using the interest method under the guidance of FASB ASC 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.
Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred until such time as a review results in a change in the expected cash flows. The estimated future cash flows are reevaluated quarterly.
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
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2009, approximately $61.8 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $130.3 million are accounted for using the cost recovery method.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
After ASC 310 was adopted, the Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivable; and

•	same type of asset class (credit cards, telecommunication, etc.)
The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	the locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	financial condition of the seller

•	jobs or property of the debtors found within portfolios. In our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain timely customer statements from the original issuer.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	2,148,000	152,000	2,300,000
Net cash collections from collection of consumer receivables acquired for liquidation	(19,047,000)	(7,786,000)	(26,833,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,593,000)	(4,000)	(2,597,000)
Effect of foreign currency translation	—	21,000	21,000
Finance income recognized (1)	10,618,000	356,000	10,974,000
Balance, end of period	$61,776,000	$130,350,000	$192,126,000
Revenue as a percentage of collections	49.1%	4.6%	37.3%

(1)	Includes $8.1million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	1,078,000	—	1,078,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(26,373,000)	(9,882,000)	(36,255,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,348,000)	(3,425,000)	(5,773,000)
Transfer to Cost Recovery	(6,149,000)	6,149,000	—
Impairments	(21,415,000)	—	(21,415,000)
Effect of foreign currency translation	—	(1,255,000)	(1,255,000)
Finance income recognized (1)	18,169,000	247,000	18,416,000
Balance, end of period	$166,432,000	$237,376,000	$403,808,000
Revenue as a percentage of collections	63.3%	1.9%	43.8%

(1)	Includes $10.2 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
As of December 31, 2009, the Company had $192.1 million in consumer receivables acquired for liquidation, of which $61.8 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2010 (nine months remaining)	$17,242,000
September 30, 2011	18,893,000
September 30, 2012	14,559,000
September 30, 2013	7,595,000
September 30, 2014	3,785,000
September 30, 2015	911,000
September 30, 2016	741,000
September 30, 2017	10,000

Total	$63,736,000

Deferred revenue	(1,960,000)

Total	$61,776,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2009. Changes in accretable yield for the three month periods ended December 31, 2009 and 2008 are as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2009	December 31, 2008
Balance at beginning of period	$25,875,000	$58,134,000
Income recognized on finance receivables, net	(10,618,000)	(18,169,000)
Additions representing expected revenue from purchases	809,000	409,000
Transfers to Cost Recovery	—	(2,477,000)
Reclassifications from nonaccretable difference	7,590,000	16,055,000

Balance at end of period	$23,656,000	$53,952,000

During the three months ended December 31, 2009, the Company purchased $116.3 million of face value of charged-off consumer receivables at a cost of $2.3 million, $2.1 million of which is classified under the interest method. At December 31, 2009, the estimated remaining net collections on the interest method receivables purchased in the three months ended December 31, 2009 is $2.5 million, of which $1.7 million represents principal.
During the first quarter of fiscal year 2009, two portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the cash flows, our estimates of the timing of expected cash flows became uncertain. Finance income was less than 2% of revenue for the three month period ended December 31, 2008 on these portfolios collectively. As a result of the transfer to the cost recovery method, we will not recognize finance income on these two portfolios until their carrying values are recovered. At December 31, 2008 the combined carrying values of these portfolios were $6.1 million. Impairments of approximately $7.4 million were recorded in the first quarter of fiscal year 2009 on these two portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2009 and 2008, respectively.

	For the Three Months Ended December 31,
	2009	2008
Gross collections (1)	$43,727,000	$65,823,000

Commissions and fees (2)	14,297,000	23,795,000

Net collections	$29,430,000	$42,028,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts, and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with its $300 million portfolio purchase in March 2007. Such arrangement was consummated in December 2007. The fee is charged for asset location, skiptracing and ultimately suing debtors in connection with this portfolio purchase.
NOTE 4 — FURNITURE AND EQUIPMENT
Furniture and equipment consist of the following as of the dates indicated:

	December 31,	September 30,
	2009	2009
Furniture	$310,000	$310,000
Equipment	2,810,000	2,783,000
Software	117,000	117,000
Leasehold improvements	86,000	86,000

	3,323,000	3,296,000
Less accumulated depreciation	2,848,000	2,758,000

Balance, end of period	$475,000	$538,000

NOTE 5 — DEBT AND SUBORDINATED DEBT — RELATED PARTY
Bank Leumi Credit Agreement
On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a new revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”), which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family. There are no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was drawn and used to pay off in full the remaining balance on the credit facility the Company formerly had with the Bank Group (as described below). Thus, the Leumi Credit Agreement has become the successor senior facility. The Leumi Credit Agreement had an outstanding balance of approximately $1.5 million on December 31, 2009 with an applicable interest rate of 4.5%.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — DEBT AND SUBORDINATED DEBT — RELATED PARTY (continued)
IDB Credit Facility
On July 11, 2006, the Company entered into an agreement with a consortium of banks (“the Bank Group”) for a $175 million revolving credit facility with availability subject to a borrowing base. This agreement and all subsequent amendments are hereinafter referred to as (the “IDB Credit Facility”). Since the July 11, 2006 agreement, there had been eight amendments to the IDB Credit Facility that has, among other things, lowered the borrowing base availability from $40 million to $20 million, lowered the commitment level on a reducing basis from $90 million effective February 20, 2009 to $80 million through the expiration date of July 11, 2009. On July 11, 2009 the Company entered into the Eighth Amendment to the IDB Credit Facility that revised the Commitment Termination Date from July 11, 2009 to December 31, 2009. Also, the IDB Credit Facility commitment could not exceed the following amounts: (1) $40.0 million through July 30, 2009; (2) $34.0 million from July 31, 2009 through August 30, 2009; (3) $30.8 million from August 31, 2009 through September 29, 2009; (4) $22.9 million from September 30, 2009 through October 30, 2009; (5) $15.0 million from October 31, 2009 through November 29, 2009; (6) $7.4 million from November 30, 2009 through December 30, 2009; and (7) Zero Dollars on December 31, 2009. In addition, use of Advances to finance portfolio purchases in excess of $7.5 million would require the consent of the Administrative Agent and use of Advances to finance portfolio purchases in excess of (a) $15.0 million in the aggregate as of July 31, 2009 and August 31, 2009; (b) $8.0 million in the aggregate as of September 30, 2009; (c) $6.0 million in the aggregate as of October 31, 2009 and November 30, 2009; and (d) $2.0 million in the aggregate as of December 31, 2009, during any 120 day period would require the consent of the Requisite Lenders. The IDB Credit Facility bore interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5% per annum.
The IDB Credit Facility was collateralized by all assets of the Company, other than those of Palisades Acquisition XVI, LLC, the LLC which owns the Portfolio Purchase, discussed below, and contained customary financial and other covenants (relative to tangible net worth, interest coverage, net loss and leverage ratio, as defined) that needed to be maintained in order to borrow funds. On December 14, 2009, the remaining balance on the IDB Credit Facility was paid off by an advance of approximately $3.6 million from the Leumi Credit Agreement. The outstanding balance on this loan on December 31, 2009 and 2008 was zero and approximately $64.1 million, respectively. The applicable interest rate at December 31, 2008 was 3.25%. The average interest rate for the period ending December 31, 2009 and 2008, respectively, was 5.5% and 4.24%.
Receivables Financing Agreement
In March 2007, Palisades XVI entered into a receivables financing agreement (the “Receivables Financing Agreement”) with the Bank of Montreal (“BMO”). Palisades XVI borrowed approximately $227 million under this agreement, as amended in July 2007, December 2007, May 2008 and February 2009, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modifications, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third and Fourth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contains cross default provisions related to a senior credit facility. This cross default could only occur in the event of a non-payment in excess of $2.5 million of such credit facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — DEBT AND SUBORDINATED DEBT — RELATED PARTY (CONTINUED)
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
The aggregate minimum repayment obligations required under the Fourth Amendment including interest and principal for fiscal years ending September 30, 2010 and 2011 (seven months), are $12.0 million and $7.0 million, respectively, plus monthly interest and fees. While the Company believes it will be able to make all payments due under the new payment schedule, it is likely we will not be able to reduce the balance of the facility to $25 million by April 30, 2011, and there is no assurance the loan will be extended. We anticipate working with BMO to extend the facility by the expiration date.
In addition, as further credit support under the Receivables Financing Agreement, Asta Group, Inc. (“the Family Entity”) provided BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity (See further discussion below on the Family Entity loan under Subordinated Debt — Related Party ). The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, except upon the occurrence of certain termination events, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million note, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or any successor senior facility. On December 31, 2009, the Company was in compliance with the Receivables Financing Agreement loan covenants.
On December 31, 2009 and 2008, the outstanding balance on this loan was approximately $99.7 million, and $119.8 million, respectively. The applicable interest rate at December 31, 2009 and 2008 was 3.77% and 6.08%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% and 7.01% for the periods ended December 31, 2009 and 2008, respectively.
The Company’s average debt obligation (excluding the subordinated debt — related party) for the periods ended December 31, 2009 and 2008, was approximately $111.2 million and $195.1 million, respectively. The average interest rate was 3.90% and 5.98%, respectively, for the periods ended December 31, 2009 and 2008.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 —	DEBT AND SUBORDINATED DEBT — RELATED PARTY (CONTINUED)
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of approximately $8.2 million, bears interest at a rate of 6.25% per annum, is payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum effective January 2010.
The Company’s cash requirements have been and will continue to be significant. The Company has depended on external financing to acquire consumer receivables. Portfolio acquisitions are financed primarily through cash flows from operating activities and with the Company’s Leumi Credit Agreement. Availability under the Leumi Credit Agreement was approximately $4.5 million at December 31, 2009. The Company anticipates funding portfolio purchases through cash flow generated from operations; however, for the right opportunities that fit our strict investment criteria for purchasing debt portfolios, or pursuing other investment opportunities, we may consider seeking additional financing.
The Company’s debt and subordinated debt — related party at December 31, 2009 and September 30, 2009 are summarized as follows:

			December 31, 2009
			Stated	Average
	December 31,	September 30,	Interest	Interest
	2009	2009	Rate	Rate
Credit Facility — IDB	$—	$18,301,000	—%	5.50%
Credit Agreement — Bank Leumi	1,527,000	—	4.50%	4.50%
Receivables Financing Agreement	99,706,000	104,321,000	3.77%	3.76%

Total debt	$101,233,000	$122,622,000	n/a	3.90%

Subordinated debt — related party	$8,246,000	$8,246,000	6.25%	6.25%

NOTE 6 —	COMMITMENTS AND CONTINGENCIES
Employment Agreements
We had employment agreements with two executives which expired on December 31, 2009. Such agreements provide for base salary payments as well as bonuses. The agreements also contain confidentiality and non-compete provisions. The employment agreement with Gary Stern, President, Chairman and Chief Executive Officer was not renewed by the expiration date; however, he will continue in his role at the discretion of the Board of Directors until a new agreement is signed. The contract of Cameron Williams, who had served as our Chief Operating Officer, was not renewed on expiration as of December 31, 2009. On November 30, 2009, the Company announced that it had entered into a one-year Consulting Services Agreement with Mr. Williams, which expires on December 31, 2010.
Leases
The Company is a party to two continuing operating leases with respect to our facilities in Englewood Cliffs and Sugar Land, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information. In February 2009, the Company closed the collection facility located in Bethlehem, Pennsylvania, whose lease expired December 31, 2009.
Litigation
In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to its business and financial condition. The Company is not involved in any material litigation in which it is a defendant.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. —	INCOME RECOGNITION, IMPAIRMENTS AND COMMISSIONS AND FEES
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
Impairments
The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were no impairments recorded during the quarter ended December 31, 2009. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $21.4 million were recorded during the quarter ended December 31, 2008, of which $7.4 million related to two portfolios transferred to the cost recovery method. One portfolio is made up of unsecured installment loans domiciled in South America. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered a write down in value is required.
Our analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:
•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. We have found that there are better states to try to collect receivables and we factor in both better and worse states when establishing our initial cash flow expectations.
•	the average balance of the receivables influences our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for our law suit strategy and thus yield better results over the longer term. As we have significant experience with both types of balances, we are able to factor these variables into our initial expected cash flows;
•	the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process. For example, older receivables might be more difficult and/or require more time and effort to collect;

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. —	INCOME RECOGNITION, IMPAIRMENTS AND COMMISSIONS AND FEES (CONTINUED)
•	past history and performance of similar assets acquired. As we purchase portfolios of like assets, we accumulate a significant historical data base on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	our ability to analyze accounts and resell accounts that meet our criteria;

•	jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. We believe that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor with property will pay to clear title or release a lien. We also believe that these debtors generally might take longer to repay and that is factored into our initial expected cash flows; and

•	credit standards of the issuer.
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
As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolios purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, which is an increase from the previous 5-year expectation. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
Commissions and fees
Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. —	INCOME TAXES
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards. The provision for income tax expense for the three month periods ending December 31, 2009 and 2008, respectively, reflects income tax expense (benefit) at an effective rate of 40.6% and (40.4%), respectively.
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

NOTE 9. —	NET INCOME PER SHARE
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
The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount
Basic	$2,475,000	14,272,420	$0.17	$(7,837,000)	14,271,824	$(0.55)

Effect of Dilutive Stock		342,634			—

Diluted	$2,475,000	14,615,054	$0.17	$(7,837,000)	14,271,824	$(0.55)

At December 31, 2009, 654,042 options at a weighted average exercise price of $16.87 were not included in the diluted earnings per share calculation as they were antidilutive.
At December 31, 2008, 1,036,438 options at a weighted average exercise price of $11.68 were not included in the diluted earnings per share calculations as they were antidilutive.

NOTE 10. —	STOCK BASED COMPENSATION
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
On December 11, 2009, the Compensation Committee of the Board of Directors of the Company granted 25,000 stock options to each director of the Company other than the Chief Executive Officer, for a total of 150,000 options, and 8,900 stock options to full time employees of the Company, who had been employed at the Company for at least six months prior to December 11, 2009. The grants to employees exclude officers of the Company. The exercise price of these options was $8.07, the fair market value on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.0017%
Expected term (years)	10.0
Expected volatility	110.2%
Dividend yield	1.12%
There were no stock based awards in the first quarter of fiscal year 2009.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. —	STOCK OPTION PLANS
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 shares were available as of December 31, 2009. As of December 31, 2009, approximately 102 of the Company’s employees were eligible to participate in the Equity Compensation Plan. On January 17, 2008 the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock. These shares vest in three equal annual installments starting on October 1, 2008.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 113,434 shares were available as of December 31, 2009. As of December 31, 2009, approximately 102 of the Company’s employees were eligible to participate in the 2002 Plan.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. —	STOCK OPTION PLANS (CONTINUED)
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
The following table summarizes stock option transactions under the 2002 Stock Option Plan and the 1995 Stock Plan (no options have been issued under the Equity Compensation Plan):

	Three Months Ended December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,157,905	$10.76	1,037,438	$11.69
Options granted	158,900	8.07	0	0
Options exercised	(100)	2.95	0	0
Options forfeited	0	0	(1,000)	28.75

Outstanding options at the end of period	1,316,705	$10.44	1,036,438	$11.68

Exercisable options at the end of period	1,157,382	$11.03	1,031,438	$11.59

The following table summarizes information about the 2002 Stock Option Plan and the 1995 Stock Option Plan outstanding options as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Average
	Weighted	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$0.8125 – $2.8750	300,000	0.7	$2.63	300,000	$2.63
$2.8751 – $5.7500	228,034	6.3	3.78	168,707	4.07
$5.7501 – $8.6250	170,900	9.4	7.92	70,904	7.71

$14.3751 – $17.2500	218,611	3.9	15.04	218,611	15.04

$17.2501 – $20.1250	382,160	4.8	18.22	382,160	18.22

$25.8751 – $28.7500	17,000	7.0	28.75	17,000	28.75

	1,316,705	4.6	$10.44	1,157,382	$11.03

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. —	STOCK OPTION PLANS (CONTINUED)
The Company recognized $463,000 and $23,000 of compensation expense related to the stock option grants during each of the three month periods ended December 31, 2009 and 2008, respectively. As of December 31, 2009 there was $814,000 of unrecognized compensation cost related to stock option awards.
There was no intrinsic value of the outstanding and exercisable options as of December 31, 2009.
The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2009		2008
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	35,338	$19.73	80,667	$22.26
Awards granted	—	—	—	—
Vested	(17,669)	19.73	(19,328)	19.73
Forfeited	—	—	(4,334)	21.81

Unvested at the end of period	17,669	$19.73	57,005	$23.75

The Company recognized $96,000 and $258,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2009 and 2008, respectively. As of December 31, 2009 there was $286,000 of unrecognized compensation cost related to restricted stock awards.

NOTE 12. —	STOCKHOLDERS’ EQUITY
During September 2009, the Company declared a cash dividend aggregating $285,000 ($0.02 per share) which was paid November 2, 2009. In December 2009, the Company declared a quarterly dividend of $0.02 per share, or $286,000, for shareholders of record as of December 31, 2009, which was paid on February 1, 2010. As of December 31, 2009, stockholders equity includes an amount for other comprehensive income of $5,000, which relates to the Company’s investment in a company domiciled in South America.

NOTE 13. —	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The carrying value of consumer receivables acquired for liquidation was $192,126,000 at December 31, 2009. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $256,391,000 at December 31, 2009.
The carrying value of debt and subordinated debt (related party) was $109,479,000 and $192,102,000 at December 31, 2009 and 2008, respectively. The majority of these loan balances are variable rate and short-term, therefore, the carrying amounts approximate fair value.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. —	SUBSEQUENT EVENTS
On January 14, 2010 the Company paid to zero the Leumi Credit Agreement with $6 million of availability remaining.
On January 27, 2010, Gary Stern, President and Chief Executive officer of the Company, acquired 300,000 shares of the Company’s common stock pursuant to the exercise of stock options which had the effect of converting approximately $861,000 of the Company’s outstanding indebtedness into equity.
Mr. Stern was awarded 300,000 stock options under the 1995 Stock Option Plan in September 2000, with an exercise price of $2.625 per share.
On January 27, 2010, the Company repaid approximately $861,000 of the subordinated debt — related party. The Company delivered approximately $788,000 to the Family Entity, which then delivered that amount to Mr. Stern, who used it to exercise the 300,000 stock options. The Company will deliver the remaining $73,000 to BMO to hold as collateral, representing approximately 8.5% of the subordinated loan repayment, a requirement of the Receivable Financing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward Looking Statements
This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K and Form 10-K/A for the year ended September 30, 2009, and other reports filed with the Securities and Exchange Commission (“SEC”).
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
As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecom receivables, consumer loan receivables and mixed consumer receivables has matured, we use the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes in which we do not possess the same expertise or history, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.
The Company accounts for its investment in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorating Credit Quality, (“ASC 310”). Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:
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
After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:
•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	financial condition of the seller;

•	jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.

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
We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our costs, including servicing expenses. Additionally, when considering portfolio purchases of accounts, or portfolios from issuers from whom we have little or limited experience, we have the added benefit of soliciting our third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.
As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolios purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, which is an increase from the previous 5-year expectation. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
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

Results of Operations
The Three-month Period Ended December 31, 2009, Compared to the Three-month Period Ended December 31, 2008
Finance income. For the three months ended December 31, 2009, finance income decreased $7.4 million or 40.4% to $11.0 million from $18.4 million for the three months ended December 31, 2008. Finance income has decreased primarily due to the lower level of portfolio purchases over the last year and a half and, as a result, the increased number of our portfolios that are in the later stages of their yield curves. The average balance of consumer receivables acquired for liquidation decreased from $427.7 million for the three month period ended December 31, 2008 to $200.2 million for the three month period ended December 31, 2009. The decrease in the average balance was attributable to the impairments recorded in the fourth quarter of fiscal year 2009. The Company purchased $2.3 million in new portfolios in the first quarter of fiscal year 2010 as compared to $1.2 million in the first quarter of fiscal year 2009.
Net collections for the three months ended December 31, 2009 decreased 30.0% to $29.4 million from $42.0 million for the same prior year period. Net collections are lower due to the lower level of purchases over the last year and a half and the general slow down of the economy. During the first quarter of fiscal year 2010, gross collections decreased 33.6% to $43.7 million from $65.8 million for the three months ended December 31, 2008. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $9.5million, or 39.9%, to $14.3 million from $23.8 million for the three months ended December 31, 2009 as compared to the same prior year period, consistent with the decrease in gross collections. Commissions and fees amounted to 32.7% of gross collections for the three month period ended December 31, 2009, compared to 36.1% in the same period of the prior year.
Income from fully amortized portfolios (zero basis revenue) was $8.1 million for the three month period ended December 31, 2009, compared to $10.2 million for the three month period ended December 31, 2008.
During the first quarter of fiscal year 2009, two portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain. One of the portfolios is related to unsecured installment loans domiciled outside the United States. Due to local market conditions, the future cash flows of this portfolio became increasingly unpredictable. The other portfolio is made up of retail installment contracts that have not followed the performance curves provided by our servicer with experience in this area of the market. Based upon the forecasts not being as reliable as first forecasted we transferred both of these portfolios to the cost recovery method. Finance income was less than 2% of revenue for the three month period ended December 31, 2008 on these portfolios collectively. As a result of the transfer to the cost recovery method, we will not recognize finance income on these two portfolios until their carrying values are recovered. Impairments of approximately $8.2 million were recorded in fiscal year 2009 on these two portfolios, including $7.4 million in the first quarter. At December 2009, the aggregate carrying value of these portfolios was $3.1 million.
Other income. Other income of $33,000 and $32,000 for three month periods ended December 31, 2009 and 2008, respectively, consisted primarily of service fee income and interest income from the banks.
General and Administrative Expenses. During the three-month period ended December 31, 2009, general and administrative expenses decreased $1.4 million or 19.9% to $5.6 million from $7.0 million for the three-months ended December 31, 2008. The decrease is attributable to the closure of the Pennsylvania call center in February 2009, lower collection expenses, primarily the discontinuation of the $275,000 monthly management fee in May 2009, paid to a significant servicer relative to the purchase of a $6.9 billion face value portfolio in March 2007 (“the Portfolio Purchase”), and lower professional fees.
Interest Expense. During the three-month period ended December 31, 2009, interest expense decreased $1.9 million or 60.3% from $3.2 million to $1.3 million for the same period in the prior year. The lower interest expense in the 2009 fiscal quarter is primarily a reflection of decreased borrowings. In addition to the continuing paydown of the Bank of Montreal (“BMO”) loan (“the Receivables Financing Agreement”), the Company paid off the IDB credit facility (the “IDB Credit Facility”) with a consortium of banks (“the Bank Group”) on December 14, 2009, making the final payment by borrowing approximately $3.6 million from the new revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”). The Company’s average debt obligation (excluding the subordinated debt related party) dropped from $195.1 million during the three-month period ending December 31, 2008 to $111.2 million during the corresponding 2009 period. Additionally, interest rates on total average debt were lower in the current fiscal quarter compared to that in the same prior year quarter (a 3.90% average rate on total debt, excluding the subordinated debt — related party as compared to a 5.98% average rate last year).
Impairments. There were no impairments recorded during the three-month period ended December 31, 2009 as compared to impairments of $21.4 million recorded for the three-month period ended December 31, 2008, including $7.4 million related to the two portfolios transferred to the cost recovery method, as described under Finance income, above.
Income tax expense (benefit) — Income tax expense, consisting of federal and state income taxes, for quarter ended December 31, 2009 was $1.7 million as compared to an income tax (benefit) of $5.3 million in the first quarter of fiscal year 2009. The state portion of the income tax provision for the first quarter of fiscal year 2010 will be carried forward, as the applicable state tax laws do not permit carrybacks.

Net income (loss). For the quarter ended December 31, 2009, net income was $2.5 million, primarily the result of no impairments in the quarter, reduced general and administrative expenses and lower interest expense, as compared to a $7.8 million loss in the first quarter of fiscal year 2009. The loss in fiscal year 2009 was primarily attributable to $21.4 million in impairments.
Liquidity and Capital Resources
Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include repayment of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.
Leumi Credit Agreement
On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Leumi Credit Agreement which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The current rate is 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There are no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was used to pay off the remaining balance of the Eighth Amendment of the Third Restated and Amended Agreement entered into on July 10, 2009. Thus, the Leumi Credit Agreement became the successor senior facility. The Leumi Credit Agreement balance was paid down to zero in January 2010, but $6 million of availability remains.
IDB Credit Facility
The Eighth Amendment to the IDB Credit Facility entered into on July 10, 2009, granted an initial $40 million line of credit from the Bank Group for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility bore an interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all assets of the Company other than the assets of Palisades XVI and contained financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The IDB Credit Facility’s commitment original termination date was December 31, 2009. This IDB Credit Facility was repaid on December 14, 2009. As the loan was repaid there were no covenant requirements on the IDB Credit Facility.
Receivables Financing Agreement
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
On December 31, 2009 and 2008, the outstanding balance on the Receivable Financing Agreement loan was approximately $99.7 million, and $119.8 million, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% and 7.01% for the periods ended December 31, 2009 and 2008, respectively.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan is in the aggregate principal amount of $8,246,000, bore interest at a rate of 6.25% per annum, was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility.
The Family Entity loan was extended in December 2009 to December 31, 2010 with a new interest rate (effective January 2010) of 10.0% per annum.
The subordinated loan was incurred by the Company to resolve certain issues with a significant servicer. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the IDB Bank Group on June 13, 2008. This facility was secured by substantially all of the assets of the Company and its subsidiaries, other than the assets of Palisades XVI, which was separately financed by BMO.
As of December 31, 2009, our cash decreased slightly to $2.3 million from $2.4 million at September 30, 2009, including a $5,000 positive effect of foreign exchange on cash. The decrease in cash during the three month period ended December 31, 2009, was due to a decrease in net cash used in financing activities, essentially offset by increases in net cash provided by investing activities and net cash provided by operating activities.
Net cash provided by operating activities was $5.0 million during the three months ended December 31, 2009, compared to net cash provided by operating activities of $3.5 million during the three months ended December 31, 2008. The increase in net cash provided by operating activities was primarily due to an increase in net income an increase in income taxes payable. Net cash provided by investing activities was $16.1 million during the three months ended December 31, 2009 as compared to $23.9 million net cash provided by investing activities for the same prior year period. The primary reason for the decrease in cash provided by investing activities is the lower net collections in the fiscal 2010 quarter, $29.4 million, compared to $42.0 million in the fiscal 2009 quarter. Net cash used in financing activities was $21.2 million during the three-months ended December 31, 2009, compared to $29.4 million during the three-months ended December 31, 2008. The change in cash flows from financing activities is primarily due to the increased repayments of debt, $29.7 million, during the three month period ended December 31, 2008, as compared to repayments of $21.4 million during the three month period ended December 31, 2009. Our cash requirements have been and will continue to be significant. Our primary uses of cash include repayments of our credit facilities, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, income taxes and dividends, if approved. We have depended on external financing and cash generated from operations to acquire consumer receivables. These acquisitions are financed primarily through cash flows from operating activities and with our former IDB Credit Facility and current Leumi Credit Agreement. We anticipate funding portfolio purchases through cash flows from operations; however, for the right opportunities that fit our strict investment criteria for debt portfolios, and other investment opportunities, we may consider seeking additional financing. From time to time, we evaluate potential acquisitions of related businesses but we may not be able to complete any acquisitions on favorable terms, or at all. We may consider possible acquisition of, or investment in, complementary businesses. Any such possible acquisition, or investments, may be material and may require us to incur a significant amount of debt or issue a significant amount of equity securities. Further, any business that we acquire or invest in, will likely have its own capital needs, which may be significant, and which we may be called on to satisfy.
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
The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	2,148,000	152,000	2,300,000
Net cash collections from collection of consumer receivables acquired for liquidation	(19,047,00)	(7,786,000)	(26,833,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,593,000)	(4,000)	(2,597,000)
Effect of foreign currency translation	—	21,000	21,000
Finance income recognized (1)	10,618,000	356,000	10,974,000
Balance, end of period	$61,776,000	$130,350,000	$192,126,000

Revenue as a percentage of collections	49.1%	4.6%	37.3%

(1)	Includes $8.1 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2008
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	1,078,000	—	1,078,000
Net cash collections from collection of consumer receivables acquired for liquidation	(26,373,000)	(9,882,000)	(36,255,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,348,000)	(3,425,000	(5,773,000)
Transfer to Cost Recovery	(6,149,000)	6,149,000	—
Impairments	(21,415,000)	—	(21,415,000)
Effect of foreign currency translation	—	(1,255,000)	(1,255,000)
Finance income recognized (1)	18,169,000	247,000	18,416,000
Balance, end of period	$166,432,000	$237,376,	$403,808,000
Revenue as a percentage of collections	63.3%	1.9%	43.8%

(1)	Includes $10.2 million derived from fully amortized interest method pools.

Additional Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the three months ended December 31, 2009, we purchased portfolios with an aggregate purchase price of $2.3 million, having a face value of $116.3 million. During the three months ended December 31, 2008, we purchased $47.5 million of face value portfolios with an aggregate purchase price of $1.1 million.

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
After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs, which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:
•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	financial condition of the seller;

•	Jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain customer statements from the original issuer.
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
As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolios purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, which is an increase from the previous 5-year expectation. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
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
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2009	$2,597,000	$896,000

Three months ended December 31, 2008	$5,773,000	$1,373,000
Portfolio Performance (1)
(Interest method portfolios only)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,475,000	$—	$105,475,000	162%
2002	36,557,000	48,039,000	—	48,039,000	131%
2003	115,626,000	211,921,000	1,162,000	213,083,000	184%
2004	103,743,000	180,539,000	541,000	181,080,000	175%
2005	126,023,000	204,936,000	9,283,000	214,219,000	170%
2006	163,392,000	235,170,000	19,503,000	254,673,000	156%
2007	109,235,000	80,908,000	34,501,000	115,409,000	106%
2008	26,626,000	31,445,000	3,385,000	34,830,000	131%
2009	19,127,000	11,571,000	14,550,000	26,121,000	137%
2010	2,148,000	500,000	2,507,000	3,007,000	140%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 generally represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company does not believe that the adoption of ASU 2009-17 will have a significant effect on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2009, our Leumi Credit Agreement and our Receivable Financing Agreement, all of which is variable debt, had an outstanding balance of $1.5 million and $99.7 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the current quarter by approximately $69,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.
Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b. Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-Q, we are not involved in any material litigation in which we are a defendant.
Item 1A. Risk factors
There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on December 29, 2009.
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

ASTA FUNDING, INC. (Registrant)
Date: February 12, 2010	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2010	By:	/s/ Robert J. Michel
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