Form 10-Q
period 2010-03-31
ASTA FUNDING INC
filed 2010-05-14
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of May 11, 2010, the registrant had 14,598,124 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,646,000	$2,385,000
Restricted cash	1,262,000	2,130,000
Consumer receivables acquired for liquidation (at net realizable value)	178,614,000	208,261,000
Due from third party collection agencies and attorneys	2,757,000	2,573,000
Prepaid and income taxes receivable	52,893,000	47,727,000
Investment in venture	80,000	168,000
Furniture and equipment, net	433,000	538,000
Deferred income taxes	18,302,000	24,072,000
Other assets	3,064,000	2,902,000

Total assets	$270,051,000	$290,756,000

LIABILITIES
Debt	$96,513,000	$122,622,000
Subordinated debt — related party	4,386,000	8,246,000
Other liabilities	1,566,000	2,166,000
Dividends payable	292,000	286,000
Income taxes payable	3,466,000	—

Total liabilities	106,223,000	133,320,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,598,124 at March 31, 2010 and 14,272,357 at September 30, 2009	146,000	143,000
Additional paid-in capital	71,863,000	70,189,000
Retained earnings	91,831,000	87,058,000
Accumulated other comprehensive (loss) income, net of tax	(12,000)	46,000

Total stockholders’ equity	163,828,000	157,436,000

Total liabilities and stockholders’ equity	$270,051,000	$290,756,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenues:
Finance income, net	$11,181,000	$18,104,000	$22,155,000	$36,520,000
Other income	23,000	22,000	56,000	54,000

	11,204,000	18,126,000	22,211,000	36,574,000

Expenses:
General and administrative	5,274,000	6,345,000	10,903,000	13,372,000
Interest (Related party — Period ended March 31, 2010 — Three months, $168,000; Six months, $298,000; Period ended March 31, 2009 — Three months, $128,000; Six months, $256,000)	1,087,000	1,954,000	2,346,000	5,124,000
Impairments of consumer receivables acquired for liquidation	—	18,429,000	—	39,844,000

	6,361,000	26,728,000	13,249,000	58,340,000

Income (loss) before equity in (loss) earnings of venture and income tax	4,843,000	(8,602,000)	8,962,000	(21,766,000)

Equity in (loss) earnings of venture	(4,000)	(72,000)	42,000	(55,000)

Income (loss) before income tax	4,839,000	(8,674,000)	9,004,000	(21,821,000)

Income tax expense (benefit)	1,964,000	(3,506,000)	3,654,000	(8,816,000)

Net income (loss)	$2,875,000	$(5,168,000)	$5,350,000	$(13,005,000)

Net income (loss) per share:

Basic	$0.20	$(0.36)	$0.37	$(0.91)
Diluted	$0.20	$(0.36)	$0.37	$(0.91)

Weighted average number of common shares outstanding:
Basic	14,498,161	14,271,824	14,384,050	14,271,824
Diluted	14,504,398	14,271,824	14,570,901	14,271,824
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, September 30, 2009	14,272,357	$143,000	$70,189,000	$87,058,000	$46,000	$157,436,000

Exercise of options	325,767	3,000	860,000			863,000

Stock based compensation expense	—	—	763,000	—	—	763,000

Tax benefit arising from vesting of restricted stock awards	—	—	51,000	—	—	51,000

Dividends	—	—	—	(577,000)	—	(577,000)

Other comprehensive loss, net of tax					(58,000)	(58,000)

Net income	—		—	5,350,000		5,350,000

Balance, March 31, 2010	14,598,124	$146,000	$71,863,000	$91,831,000	$(12,000)	$163,828,000

Comprehensive income (loss) is as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Net income (loss)	$5,350,000	$(13,005,000)
Other comprehensive loss, Net of tax — Foreign Currency translation	(58,000)	(751,000)

Comprehensive income (loss)	$5,292,000	$(13,756,000)

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss)	$5,350,000	$(13,005,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	546,000	803,000
Deferred income taxes	5,770,000	(8,350,000)
Impairments of consumer receivables acquired for liquidation	—	39,844,000
Stock based compensation	763,000	649,000

Changes in:
Other assets	(528,000)	(369,000)
Due from third party collection agencies and attorneys	(184,000)	1,347,000
Income taxes payable and receivable	(1,700,000)	(6,876,000)
Other liabilities	(657,000)	(2,473,000)

Net cash provided by operating activities	9,360,000	11,570,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(3,271,000)	(2,688,000)
Principal collected on receivables acquired for liquidation	31,140,000	37,587,000
Principal collected on receivable accounts represented by account sales	1,795,000	4,856,000
Foreign exchange effect on receivables acquired for liquidation	(19,000)	1,185,000
Cash distributions received from venture	88,000	368,000
Capital expenditures	(75,000)	(34,000)

Net cash provided by investing activities	29,658,000	41,274,000

Cash flows from financing activities:
Proceeds from exercise of options	863,000	—
Tax benefit arising from vesting of restricted stock awards	51,000	74,000
Change in restricted cash	868,000	311,000
Dividends paid	(571,000)	(856,000)
Repayments of debt, net	(29,969,000)	(53,423,000)

Net cash used in financing activities	(28,758,000)	(53,894,000)

Net increase (decrease) in cash and cash equivalents	10,260,000	(1,050,000)
Effect of foreign exchange on cash	1,000	62,000
Cash at the beginning of period	2,385,000	3,623,000

Cash and cash equivalents at end of period	$12,646,000	$2,635,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest (fiscal year 2010 Related Party — $387,000; 2009 Related Party — $256,000)	$2,532,000	$5,601,000
Income taxes	$—	$5,814,000
See accompanying notes to condensed consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Business
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”) is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. We are seeking to expand the range or types of consumer receivables and consumer retail installment contracts which we might acquire. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio.
Basis of Presentation
The condensed consolidated balance sheets as of March 31, 2010, the condensed consolidated statements of operations for the six and three month periods ended March 31, 2010 and 2009, the condensed consolidated statement of stockholders’ equity as of and for the six months ended March 31, 2010 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2010 and 2009, are unaudited. The September 30, 2009 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Form 10-K/A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2010 and September 30, 2009, the results of operations for the six and three month periods ended March 31, 2010 and 2009 and cash flows for the six month periods ended March 31, 2010 and 2009 have been made. The results of operations for the six and three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission.
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
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.
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
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2010, approximately $54.4 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $124.2 million are accounted for using the cost recovery method.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
After ASC 310 was adopted, the Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivable; and

•	same type of asset class (credit cards, telecommunication, etc.).
The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	the locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	jobs or property of the debtors found within portfolios. In our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and, conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain timely customer statements from the original issuer.
The Company obtains and utilizes, as appropriate, input, including, but not limited to, monthly collection projections and liquidation rates from our third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Six Months Ended March 31, 2010
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	228,000	3,271,000
Net cash collections from collection of consumer receivables acquired for liquidation	(37,976,000)	(14,370,000)	(52,346,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,740,000)	(4,000)	(2,744,000)
Effect of foreign currency translation	—	17,000	17,000
Finance income recognized (1)	21,398,000	757,000	22,155,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	52.6%	5.3%	40.2%

(1)	Includes approximately $16.4 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	2,681,000	7,000	2,688,000
Net cash collections from collection of consumer receivables acquired for liquidation	(51,463,000)	(20,853,000)	(72,316,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,075,000)	(3,572,000)	(6,647,000)
Transfer to cost recovery	(10,128,000)	10,128,000	—
Impairments	(39,844,000)	—	(39,844,000)
Effect of foreign currency translation	—	(1,190,000)	(1,190,000)
Finance income recognized (1)	35,856,000	664,000	36,520,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	65.7%	2.7%	46.2%

(1)	Includes approximately $20.6 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For the Three Months Ended March 31, 2010
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$61,776,000	$130,350,000	$192,126,000
Acquisitions of receivable portfolios, net	895,000	76,000	971,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,929,000)	(6,584,000)	(25,513,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(147,000)	—	(147,000)
Effect of foreign currency translation	—	(4,000)	(4,000)
Finance income recognized (1)	10,780,000	401,000	11,181,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	56.5%	6.1%	43.6%

(1)	Includes approximately $8.3 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$166,432,000	$237,376,000	$403,808,000
Acquisitions of receivable portfolios, net	1,603,000	7,000	1,610,000
Net cash collections from collections of consumer receivables acquired for liquidation	(25,090,000)	(10,971,000)	(36,061,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(727,000)	(147,000)	(874,000)
Transfer to cost recovery	(3,979,000)	3,979,000	—
Impairments	(18,429,000)	—	(18,429,000)
Effect of foreign currency translation	—	65,000	65,000
Finance income recognized (1)	17,687,000	417,000	18,104,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	68.5%	3.8%	49.0%

(1)	Includes approximately $10.5 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
As of March 31, 2010, the Company had $178,614,000 in Consumer Receivables acquired for Liquidation, of which $54,375,000 are being accounted for on the accrual basis. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2010 (six months ending)	$11,175,000
September 30, 2011	18,431,000
September 30, 2012	14,184,000
September 30, 2013	7,404,000
September 30, 2014	3,695,000
September 30, 2015	862,000
September 30, 2016	690,000
September 30, 2017	28,000

Subtotal	56,469,000

Deferred revenue	(2,094,000)

Total	$54,375,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2010. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the six months and three months ended March 31, 2010 and 2009 are as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$25,875,000	$58,134,000
Income recognized on finance receivables, net	(21,398,000)	(35,856,000)
Additions representing expected revenue from purchases	1,080,000	902,000
Transfers to cost recovery	—	(3,372,000))
Reclassifications from nonaccretable difference	14,956,000	28,263,000

Balance at end of period	$20,513,000	$48,071,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$23,656,000	$53,952,000
Income recognized on finance receivables, net	(10,780,000)	(17,687,000)
Additions representing expected revenue from purchases	271,000	493,000
Transfers to cost recovery	—	(895,000)
Reclassifications from nonaccretable difference	7,366,000	12,208,000

Balance at end of period	$20,513,000	$48,071,000

During the three and six month periods ended March 31, 2010, the Company purchased $33.1 million and $149.4 million, respectively, of face value of charged-off consumer receivables at a cost of $1.0 million and $3.3 million, respectively. During the second quarter of fiscal year 2010, most of the portfolios purchased were classified under the interest method.
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2010 and 2009, respectively:

	For the Six Months Ended March 31,
	2010	2009
Gross collections (1)	$83,762,000	$123,225,000

Commissions and fees (2)	28,672,000	44,262,000

Net collections	$55,090,000	$78,963,000

	For the Three Months Ended March 31,
	2010	2009
Gross collections (1)	$40,035,000	$57,402,000

Commissions and fees (2)	14,375,000	20,467,000

Net collections	$25,660,000	$36,935,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on substantially all gross collections received by the Company in connection with the Portfolio Purchase (see Note 5).

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 4: Furniture and Equipment
Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2010	2009
Furniture	$310,000	$310,000
Equipment	2,831,000	2,783,000
Software	144,000	117,000
Leasehold improvements	86,000	86,000

	3,371,000	3,296,000
Less accumulated depreciation	2,938,000	2,758,000

Balance, end of period	$433,000	$538,000

Note 5: Debt and Subordinated Debt — Related Party
Bank Leumi Credit Agreement
On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a new revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”), which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family. There are no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was drawn and used to pay off, in full, the remaining balance on the credit facility the Company formerly had with the Bank Group (as described below). Thus, the Leumi Credit Agreement has become the successor senior facility. The balance outstanding on the Leumi Credit Agreement was reduced to zero on January 14, 2010 with no further utilization throughout the remainder of the second quarter of fiscal year 2010.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party (continued)
Receivables Financing Agreement
In March 2007, Palisades XVI entered into a receivables financing agreement (the “Receivables Financing Agreement”) with the Bank of Montreal (“BMO”). Palisades XVI borrowed approximately $227 million under this agreement, as amended in July 2007, December 2007, May 2008 and February 2009, in order to finance the purchase of a $6.9 billion face value portfolio (the “Portfolio Purchase”). The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modifications, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third and Fourth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contains cross default provisions related to a senior credit facility. This cross default could only occur in the event of a non-payment in excess of $2.5 million of such credit facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.
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
The aggregate minimum repayment obligations required under the Fourth Amendment including interest and principal for fiscal years ending September 30, 2010 and 2011 (seven months), are $12.0 million and $7.0 million, respectively, plus monthly interest and fees. While the Company believes payments due under the new payment schedule will be made timely, it is likely the Company will not be able to reduce the balance of the facility to $25 million by April 30, 2011, and there is no assurance the loan will be extended. The Company is working with BMO to extend the facility by the expiration date. At March 31, 2010 the Company was in compliance with covenants supporting the Receivables Financing Agreement.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party (continued)
Receivables Financing Agreement (continued)
In addition, as further credit support under the Receivables Financing Agreement, Asta Group, Inc. (the “Family Entity”) provided BMO a limited recourse, subordinated guaranty, secured solely by a collateral assignment of $700,000 of the $8.2 million subordinated note executed by the Company for the benefit of the Family Entity (See further discussion below on the Family Entity loan under Subordinated Debt — Related Party ). The subordinated note was separated into a $700,000 note and a $7.5 million note for such purpose. Under the terms of the guaranty, except upon the occurrence of certain termination events, BMO cannot exercise any recourse against the Family Entity until the occurrence of a termination event under the Receivables Financing Agreement and an undertaking of reasonable efforts to dispose of Palisades XVI’s assets. As an inducement for agreeing to make such collateral assignment, the Family Entity was also granted a subordinated guaranty by the Company (other than Asta Funding, Inc.) for the performance by Asta Funding, Inc. of its obligation to repay the $8.2 million note, secured by the assets of the Company (other than Asta Funding, Inc.), and the Company agreed to indemnify the Family Entity to the extent that BMO exercises recourse in connection with the collateral assignment. Without the consent of the agent under the senior lending facility, the Family Entity will not be permitted to act on such guaranty, and cannot receive payment under such indemnity, until the termination of the Company’s senior lending facility or any successor senior facility. On March 31, 2010, the Company was in compliance with the Receivables Financing Agreement loan covenants.
On March 31, 2010 and 2009, the outstanding balance on this loan was approximately $96.5 million, and $115.3 million, respectively. The applicable interest rate at March 31, 2010 and 2009 was 3.73% and 4.08%, respectively. The average interest rate of the Receivable Financing Agreement was 3.75% and 5.65% for the six-month periods ended March 31, 2010 and 2009, respectively.
The Company’s average debt obligation (excluding the subordinated debt — related party) for the six and three month periods ended March 31, 2010, was approximately $104.7 million and $98.7 million, respectively. The average interest rate for the six and three month periods ended March 31, 2010 was 3.83% and 3.74%, respectively.
IDB Credit Facility
On July 11, 2006, the Company entered into an agreement with a consortium of banks (the “Bank Group”) for a $175 million revolving credit facility with availability subject to a borrowing base (as amended, the “IDB Credit Facility”). Since 2006, there had been eight amendments to the IDB Credit Facility that had, among other things, progressively lowered the borrowing base availability and lowered the commitment level. On July 11, 2009, the Company entered into the Eighth Amendment to the IDB Credit Facility that extended the Commitment Termination Date from July 11, 2009 to December 31, 2009 and further reduced the commitment progressively to, during fiscal 2010, $22.9 million from September 30, 2009 through October 30, 2009; $15.0 million from October 31, 2009 through November 29, 2009; $7.4 million from November 30, 2009 through December 30, 2009; and then Zero Dollars on December 31, 2009. The IDB Credit Facility bore interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5% per annum.
The IDB Credit Facility was collateralized by all assets of the Company, other than those of Palisades Acquisition XVI, LLC, the LLC which owns the Portfolio Purchase, discussed below, and contained customary financial and other covenants (relative to tangible net worth, interest coverage, net loss and leverage ratio, as defined) that needed to be maintained in order to borrow funds. On December 14, 2009, the remaining balance on the IDB Credit Facility was paid off by an advance of approximately $3.6 million from the Leumi Credit Agreement. The outstanding balance on this loan on March 31, 2010 and 2009 was zero and approximately $44.8 million, respectively. The applicable interest rate at March 31, 2009 was 5.00%. The average interest rate, excluding unused credit line fees, for the six-month period ended March 31, 2010 and 2009, respectively, was 5.5% and 4.11%.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan, originally in the aggregate principal amount of approximately $8.2 million, currently bears interest at a rate of 10.0% per annum, is payable interest only each quarter until its maturity date of December 31, 2010. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum effective January 2010.
On January 27, 2010, the Company repaid approximately $860,740 of the subordinated loan, delivering approximately $787,500 to the Family Entity. The Family Entity delivered its portion of the loan payment to Gary Stern, who used the proceeds to exercise the 300,000 stock options awarded him in 2000. The Company made additional loan repayments of $1.5 million each on February 17, 2010 and March 26, 2010. The subordinated loan balance was approximately $4.4 million and $8.2 million as of March 31, 2010 and September 30, 2009, respectively.
The Company’s cash requirements have been and will continue to be significant. The Company has depended on external financing to acquire consumer receivables. Portfolio acquisitions are financed primarily through cash flows from operating activities and with the Company’s Leumi Credit Agreement. Availability under the Leumi Credit Agreement was $6.0 million at March 31, 2010. The Company anticipates funding portfolio purchases through cash flow generated from operations; however, for the right opportunities that fit our strict investment criteria for purchasing debt portfolios, or pursuing other investment opportunities, we may consider seeking additional financing.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party (continued)
The Company’s debt and subordinated debt — related party at March 31, 2010 and September 30, 2009 are summarized as follows:

			March 31, 2010
			Stated	Average
	March 31,	September 30,	Interest	Interest
	2010	2009	Rate	Rate (1)
Credit Facility — IDB	$—	$18,301,000	—	5.50%
Credit Agreement — Bank Leumi	—	—	—	4.50%
Receivables Financing Agreement	96,513,000	104,321,000	3.73%	3.75%

Total debt	$96,513,000	$122,622,000	n/a	3.83%

Subordinated debt — related party	$4,386,000	$8,246,000	10.00%	7.93%

(1)	6-month average
Note 6: Commitments and Contingencies
Employment Agreements
We had employment agreements with two executives which expired on December 31, 2009. The agreement with Gary Stern, President and CEO of the Company, is in the process of being renewed and he will continue in his role at the discretion of the Board of Directors until a new agreement is signed. Gary Stern’s agreement provides for base salary payments as well as bonuses. The agreement also contains confidentiality and non-compete provisions. The contract of Cameron Williams, who had served as our Chief Operating Officer, was not renewed on expiration as of December 31, 2009. On November 30, 2009, the Company announced that it had entered into a one-year Consulting Services Agreement with Mr. Williams, which expires on December 31, 2010.
Leases
The Company is a party to two continuing operating leases with respect to our facilities in Englewood Cliffs, New Jersey and Sugar Land, Texas. The lease in Englewood Cliffs, New Jersey expires July 31, 2010. The Company is reviewing its options. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information. In February 2009, the Company closed the collection facility located in Bethlehem, Pennsylvania, whose lease expired December 31, 2009.
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
Impairments
The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were no impairments recorded during the three and six month period ended March 31, 2010. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $39.8 million and $18.4 million were recorded during the six-month and three-month period ended March 31, 2009, respectively. The $39.8 million of impairments included $9.9 million related to three portfolios transferred to the cost recovery method. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered a write down in value is required.
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
Note 7: Income Recognition and Impairments (continued)
Impairments (continued)
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
We acquire accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. We consider the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio, coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.
We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid, so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and, at times, incorporate such input into the estimates we use for our expected cash flows.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 8: Income Taxes
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; and (ii) provision for impairments/credit losses, both resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three month periods ending March 31, 2010 and 2009 reflects income tax expense at an effective rate of 40.6% and 40.4%, respectively. The provision for income tax expense for the six month periods ending March 31, 2010 and 2009 reflects income tax expense at an effective rate of 40.5% and 40.4%, respectively. Income taxes receivable represent taxes due for overpayment of federal income taxes for which the Company has applied for a refund. Upon the completion of our Federal tax return for fiscal year 2009 and the application for the tax refund completed earlier in the second quarter, the Federal tax refund estimate of $46 million has been revised upward to approximately $52 million. This change was due to a combination of applying the Federal tax net operating loss carryback and the recognition of the benefit of the state net operating loss carryforwards for federal tax purposes, and other timing differences applied to the current year tax return. These adjustments did not affect the statement of operations and yielded a net adjustment between the federal income tax receivable and the deferred tax asset.
The corporate federal income tax returns of the Company for 2006, 2007, 2008 and 2009 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.
In April 2010, the Company received notification from the IRS the Company’s 2008 and 2009 federal income tax returns will be audited. (See Note 14: Subsequent Events for further details).
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
The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2010 and 2009:

	Six Months Ended March 31,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount
Basic	$5,350,000	14,384,050	$0.37	$(13,005,000)	14,271,824	$(0.91)

Effect of Dilutive Stock		186,851		—	—

Diluted	$5,350,000	14,570,901	$0.37	$(13,005,000)	14,271,824	$(0.91)

	Three Months Ended March 31,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount
Basic	$2,875,000	14,498,161	$0.20	$(5,168,000)	14,271,824	$(0.36)

Effect of Dilutive Stock		6,237		—	—

Diluted	$2,875,000	14,504,398	$0.20	$(5,168,000)	14,271,824	$(0.36)

At March 31, 2010, 756,671 options at a weighted average exercise price of $15.45 were not included in the diluted earnings per share calculation as they were antidilutive.
At March 31, 2009, 1,036,438 options at a weighted average exercise price of $11.68 were not included in the diluted earnings per share calculation as they were antidilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES
(Unaudited)
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
For the three month and six month periods ended March 31, 2010, $204,000 and $763,000, respectively, of stock based compensation expense was recognized. For the three and six month periods ended March 31, 2009, $368,000 and $649,000, respectively of stock based compensation expense was recorded. See Note 12 — Stock Option Plans for more information.
On December 11, 2009, the Compensation Committee of the Board of Directors of the Company granted 25,000 stock options to each director of the Company other than the Chief Executive Officer, for a total of 150,000 options, and 8,900 stock options to full time employees of the Company, who had been employed at the Company for at least six months prior to December 11, 2009. The grants to employees excluded officers of the Company. The exercise price of these options was $8.07, the fair market value on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.0017%
Expected term (years)	10.0
Expected volatility	110.2%
Dividend yield	1.12%
There were no stock option awards granted in the first six months of fiscal years 2009.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 shares were available as of March 31, 2010. On January 17, 2008 the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock to officers and directors of the Company which vest in three equal annual installments beginning October 1, 2008. As of March 31, 2010, approximately 110 of the Company’s employees were eligible to participate in the Equity Compensation Plan.

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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 133,934 were available as of March 31, 2010. As of March 31, 2010, approximately 110 of the Company’s employees were eligible to participate in the 2002 Plan.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock Option Plans (continued)
The following table summarizes stock option transactions under the plans:

	Six Months Ended March 31,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,157,905	$10.76	1,037,438	$11.69
Options granted	158,900	8.07	—	—
Options exercised	(325,767)	2.65	—	—
Options forfeited	(20,500)	16.24	(1,000)	28.75

Outstanding options at the end of period	970,538	$12.93	1,036,438	$11.68

Exercisable options at the end of period	811,215	$14.26	1,036,438	$11.68

	Three Months Ended March 31,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,316,705	$10.44	1,036,438	$11.68
Options granted	—	—	—	—
Options exercised	(325,667)	2.65	—	—
Options forfeited	(20,500)	16.24	—	—

Outstanding options at the end of period	970,538	$12.93	1,036,438	$11.68

Exercisable options at the end of period	811,215	$14.26	1,036,438	$11.68

The Company recognized $668,000 and $182,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2010. The Company recognized $43,000 and $20,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2009. As of March 31, 2010, there was $630,000 of unrecognized compensation expense related to stock option awards. There is no intrinsic value of the outstanding and exercisable options as of March 31, 2010. The intrinsic value of the stock options exercised during the three month period ended March 31, 2010 was $1,278,000.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 11: Stock Option Plans (continued)
The following table summarizes information about the Plans outstanding options as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	201,867	5.7	$3.89	142,540	$4.28
$5.7501 – $8.6250	170,900	9.1	7.92	70,904	7.71
$14.3751 – $17.2500	198,611	3.6	14.88	198,611	14.88
$17.2501 – $20.1250	382,160	4.5	18.22	382,160	18.22
$25.8751 – $28.7500	17,000	6.7	28.75	17,000	28.75

	970,538	5.4	$12.93	811,215	$14.26

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2010		2009
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	35,338	$19.73	80,667	$22.26
Awards granted	—	—	—	—
Vested	(17,669)	19.73	(40,995)	24.50
Forfeited	—	—	(4,334)	21.81

Unvested at the end of period	17,669	$19.73	35,338	$19.73

	Three Months Ended March 31,
	2010		2009
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	17,669	$19.73	57,005	$23.16
Awards granted	—	—	—	—
Vested	—	—	(21,667)	24.50
Forfeited	—	—	—	—

Unvested at the end of period	17,669	$19.73	35,338	$19.73

The Company recognized $94,000 and $22,000 of compensation expense related to the restricted stock awards during the six-month and three month periods ended March 31, 2010. The Company recognized $606,000 and $348,000 of compensation expense related to restricted stock awards during the six and three month periods ended March 31, 2009. As of March 31, 2010, there was $266,000 of unrecognized compensation cost related to unvested restricted stock.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stockholders’ Equity
For the six months ended March 31, 2010, the Company declared dividends of $577,000, or $.02 per share. Of this amount $285,000 was paid during the six months ended March 31, 2010 and $292,000 was accrued as of March 31, 2010 and paid May 3, 2010. For the six months ended March 31, 2010, the Company recorded $(58,000), net of taxes, in cumulative translation adjustments related to its investment in South America.
Note 13: Fair Value of Financial Instruments
FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the value of the estimates.
The carrying value of consumer receivables acquired for liquidation was $178,614,000 at March 31, 2010. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $230,840,000 at March 31, 2010. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for all of our consumer receivables based on variables fully described in Note 3: Consumer Receivables Acquired for Liquidation. These cash flows are then discounted using our estimated weighted average cost of capital to determine the fair value.
The carrying value of debt and subordinated debt (related party) was $100,899,000 and $168,330,000 at March 31, 2010 and 2009, respectively. The majority of these loans are variable rate and short-term; therefore, the carrying amounts approximate fair value.
Note 14: Subsequent Events
In April 2010, the IRS notified the Company that it intends to audit its 2008 and 2009 tax returns. It is anticipated that the audit will not delay the expected $52 million tax refund.
On April 21, 2010, the Company filed a Registration Statement (Form S-3) with the Securities and Exchange Commission (“SEC”), using a “shelf” registration process which provides the Company the opportunity to sell any combination of securities described in the prospectus in one or more offerings up to a total of $100 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward Looking Statements
This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “believe,” “anticipate,” “estimate” and similar expressions, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements, other than statements of historical fact, included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies” detailed in our Annual Report on Form 10-K and Form 10-K/A for the year ended September 30, 2009, and other reports filed with the Securities and Exchange Commission (“SEC”), and the additional “Risk Factors” detailed in Part II Item 1A, herein.
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
Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are Master Card®, Visa®, other credit card accounts, and telecommunication accounts which were charged-off by the issuer for non-payment. We are seeking to expand the range or types of consumer receivables and consumer retail installment contracts which we might acquire.
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
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2010, approximately $54.4 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $124.2 million are accounted for using the cost recovery method.
After ASC 310 was adopted, the Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:
•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivable; and

•	same type of asset class (credit cards, telecommunications, etc.).

The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:
•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables as higher balances might be more difficult to collect while low balances might not be cost effective to collect;

•	the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain instances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	Our ability to analyze accounts and resell accounts that meet our criteria for resale;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•	jobs or property of the debtors found within portfolios-with our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.
The Company obtains and utilizes, as appropriate, input, including, but not limited to, monthly collection projections and liquidation rates, from our third party collection agencies and attorneys, as further evidentiary matter, to assist us in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.
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
In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations
The six-month period ended March 31, 2010, compared to the six-month period ended March 31, 2009
Finance income. For the six month period ended March 31, 2010, finance income decreased $14.4 million or 39.3% to $22.1 million from $36.5 million for the six month period ended March 31, 2009. Finance income has decreased primarily due to the lower level of portfolio purchases over the last seven quarters and, as a result, the increased percentage of our portfolio balances are in the later stages of their yield curves. Finance income also decreased as the average balance of consumer receivables acquired for liquidation decreased from $408.7 million for the six month period ended March 31, 2009 to $192.4 million for the six month period ended March 31, 2010. The decrease in the average balance was attributable to reduced level of portfolio purchases and the impairments recorded in the second half of fiscal year 2009 in the amount of $143.7 million. The Company purchased $149.4 million in face value of new portfolios at a cost of $3.3 million in the first six months of fiscal year 2010 as compared to $91.5 million and $2.7 million, respectively, in the same prior year period.
During the first six months of fiscal year 2010, gross collections decreased 32.0% to $83.8 million from $123.2 million for the six months ended March 31, 2009, reflecting the lower level of purchases, the age of our portfolios and the slow down in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $15.6 million, or 35.2% for the six months ended March 31, 2010 as compared to the same period in the prior year and averaged 34.2% of collections for the six months ended March 31, 2010 as compared to 35.9% in the same prior year period. Net collections decreased 30.2% to $55.1 million from $79.0 million for the six months ended March 31, 2009. Income recognized from fully amortized portfolios (zero based revenue) was $16.4 million and $20.6 million for the six months ended March 31, 2010 and 2009, respectively.
Other income. Other income of $56,000 and $54,000 for the six months ended March 31, 2010 and 2009, respectively, includes interest income and service fee income.
General and administrative expenses. During the six months ended March 31, 2010, general and administrative expenses decreased $2.5 million, or 18.5% to $10.9 million from $13.4 million for the six months ended March 31, 2009. The decrease in general and administrative expenses is attributable to the closure of the Pennsylvania call center in February 2009, lower collection expenses, primarily the discontinuation of the $275,000 monthly management fee in May 2009, paid to a significant servicer relative to the purchase of a $6.9 billion face value portfolio in March 2007 (the “Portfolio Purchase”), and lower professional fees.
Interest expense. During the six month period ended March 31, 2010, interest expense decreased $2.8 million or 54.2% from $5.1 million in the same prior year period. The decrease in interest expense is primarily the result of a reduction in the average loan balance from $183.7 million for the six-month period ended March 31, 2009 to $104.7 million for the same current year period, as we continue our program of reducing debt. Additionally, the average interest rate in the six-month period ended March 31, 2010 was 3.8% as compared to 5.1% for the same prior year period.
Impairments. There were no impairments recorded during the six months ended March 31, 2010. Impairments of $39.8 million were recorded by the Company during the six months ended March 31, 2009. Included in impairments is $8.9 million related to three portfolios transferred to the cost recovery method. As relative collections with respect to our expectations on these portfolios were deteriorating, we believed that these impairment charges and adjustments to our cash flow expectations became necessary.
Income tax expense (benefit). Income tax expense, consisting of federal and state income taxes, was $3.6 million for the six months ended March 31, 2010, as compared to an income tax (benefit) of $8.8 million for the comparable 2009 period.
Net income (loss). For the six months ended March 31, 2010, net income was $5.4 million, as compared to a $13.0 million net loss for the six month period ended March 31, 2010. The improvement in net income is primarily the reflection of no impairments in fiscal year 2010 as compared to $39.8 million in the same prior year period. This was partially offset by lower finance income and higher income taxes in the current six month period.

The three-month period ended March 31, 2010, compared to the three-month period ended March 31, 2009
Finance income. For the three month period ended March 31, 2010, finance income decreased $6.9 million or 38.2% to $11.2 million from $18.1 million for the three month period ended March 31, 2009. Finance income has decreased primarily due to the lower level of portfolio purchases over the last seven quarters and, as a result, the increased number of our portfolios that are in the later stages of their yield curves. The average balance of consumer receivables acquired for liquidation decreased from $386.0 million for the three month period ended March 31, 2009 to $184.4 million for the three month period ended March 31, 2010. The decrease in the average balance was attributable to the impairments recorded in the fourth quarter of fiscal year 2009. The Company purchased $33.1 million in face value of new portfolios at a cost of $1.0 million in the second quarter of fiscal year 2010 as compared to $44.0 million and $1.6 million, respectively, in the same prior year period.
During the second quarter of fiscal year 2010, gross collections decreased 30.3% to $40.0 million from $57.4 million for the three months ended March 31, 2009. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $6.1 million, or 29.8%, for the three months ended March 31, 2010 as compared to the same period in the prior year and averaged 35.9% of collections during the three-month period ended March 31, 2010. Net collections decreased by 30.5% to $25.7 million from $36.9 million for the three months ended March 31, 2009. Income recognized from fully amortized portfolios (zero based revenue) was $8.3 million and $10.5 million for the three months ended March 31, 2010 and 2009, respectively. Collections during the quarter were reduced slightly early in the second quarter by the bankruptcy filing of a significant servicer in December 2009 and the subsequent receivership of the primary law firm used by that servicer. All accounts have since been placed with other servicers and collection actions have continued on these accounts. In addition, there will be additional expense involved in working with the trustee for that servicer and the receiver for that law firm in finalizing the transition of all the records and collections.
Other income. Other income of $23,000 and $22,000 for the three months ended March 31, 2010 and 2009, respectively, includes interest income and service fee income.
General and administrative expenses. During the three-month period ended March 31, 2010, general and administrative expenses decreased $1.1 million or 16.9% to $5.3 million from $6.4 million for the three months ended March 31, 2009. The decrease is the result of the closing of the Pennsylvania call center in February 2009 and lower collection expenses, primarily the discontinuation of the $275,000 management fee in May 2009, paid to a significant servicer in connection with the Portfolio Purchase.
Interest expense. During the three-month period ended March 31, 2010, interest expense was $1.1 million compared to $2.0 million in the same period in the prior year. The decrease in interest expense is primarily the result the decrease in the average loan balance from $172.0 million for the three-month period ended March 31, 2009 to $98.7 million for the same current year period as we continue our program of reducing debt. Additionally, the average interest rate in the three-month period ended March 31, 2010 was 3.7% as compared to 4.1% for the same prior year period.
Impairments. There were no impairment charges during the same current year period. Impairments of $18.4 million were recorded by the Company during the three months ended March 31, 2009. Included in impairments was $1.5 million related to a portfolio transferred to the cost recovery method. As relative collections with respect to our expectations on these portfolios deteriorated, we believed that these impairment charges and adjustments to our cash flow expectations were necessary.
Income tax expense (benefit). Income tax expense was $2.0 million for the three month period ended March 31, 2010, as compared to a $3.5 million income tax (benefit) for the comparable 2009 period.
Net income (loss). For the quarter ended March 31, 2010, net income was $2.9 million as compared to a $5.2 million loss in the quarter ended March 31, 2010. The improvement in net income in the current quarter reflects the fact that there were no impairments in the second quarter of fiscal year 2010 as compared to $18.4 million of impairments in the same 2009 period. This was partially offset by lower finance income and higher income taxes during the current quarter.

Liquidity and Capital Resources
Our primary source of cash from operations is collections on the receivable portfolios we have acquired. Our primary uses of cash include repayments of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past, we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.
Leumi Credit Agreement
On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Leumi Credit Agreement which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The current rate is 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There are no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was used to reduce to zero the remaining balance of the IDB Credit Facility described below. The Leumi Credit Agreement is the current senior facility of the Company. The Leumi Credit Agreement balance was reduced to zero in January 2010; however, the$6 million of availability remains.

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
The remaining $225 million was paid on March 5, 2007 by borrowing approximately $227 million (inclusive of transaction costs) under a new Receivables Financing Agreement entered into by Palisades XVI with BMO as the funding source, and consists of debt with full recourse only to Palisades XVI, and, as of June 30, 2008, bore an interest rate of approximately 320 basis points over LIBOR. The term of the original agreement was three years. All proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Company made certain representations and warranties to the lender to support the transaction. The Portfolio Purchase is serviced by Palisades Collection, LLC, a wholly owned subsidiary of the Company, which has also engaged several unrelated subservicers.
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
The aggregate minimum repayment obligations required under the Fourth Amendment to the Receivables Financing Agreement entered into on February 20, 2009 with Palisades XVI including interest and principal for fiscal years ending September 30, 2010 and September 30, 2011 (seven months), are $12.0 million and $7.0 million, respectively, plus monthly interest and fees. There is an additional requirement that the balance of the facility be reduced to $25 million by April 30, 2011. While the Company believes it will be able to make all payments due under the payment schedule, it is likely we will not be able to reduce the balance of the facility to $25 million by April 30, 2011, and there is no assurance the loan will be extended. We are working with BMO on a plan to extend the facility by the expiration date. Although Palisades Acquisition XVI is a bankruptcy remote special purpose vehicle, there are no assurances BMO will not attempt to pursue remedies in the event the loan is not extended.
On March 31, 2010 and 2009, the outstanding balance on the Receivable Financing Agreement loan was approximately $96.5 million and $115.3 million, respectively. The average interest rate of the Receivable Financing Agreement was 3.75% and 5.65% for the six month periods ended March 31, 2010 and 2009, respectively. The Company was in compliance with all covanents that support the Receivables Financing Agreement at March 31, 2010.
IDB Credit Facility
The Eighth Amendment to the IDB Credit Facility entered into on July 10, 2009, granted an initial $40 million line of credit from the Bank Group for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility bore interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all assets of the Company other than the assets of Palisades XVI and contained financial and other covenants (relative to tangible net worth, interest coverage, and leverage ratio, as defined) that must be maintained in order to borrow funds. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB Credit Facility was repaid on December 14, 2009.

Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan, originally in the aggregate principal amount of $8,246,000, currently bears interest at a rate of 10.0% per annum, is payable interest only each quarter until its maturity date of December 31, 2010, subject to prior repayment in full of the Company’s senior loan facility.
The Family Entity loan was extended in December 2009 to December 31, 2010 with a new interest rate (effective January 2010) of 10.0% per annum (formerly the rate was 6.25%). On January 27, 2010, the Company repaid approximately $860,740 of the subordinated loan, delivering approximately $787,500 to the Family Entity, which, the Family Entity delivered its portion of the loan payment to Gary Stern, who used the proceeds to exercise the 300,000 stock options awarded him in 2000. The Company made additional loan repayments of $1.5 million each on February 17, 2010 and March 26, 2010. The subordinated loan balance was approximately $4.4 million and $8.2 million as of March 31, 2010 and 2009, respectively.
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
As of March 31, 2010, our cash increased $10.2 million to $12.6 million, up from $2.4 million at September 30, 2009. The increase in cash was primarily the result of paying off the senior debt earlier in the second quarter and reduced portfolio purchases.
Net cash provided by operating activities was $9.4 million during the six month period ended March 31, 2010, compared to $11.6 million for the six months ended March 31, 2009. The decrease in net cash provided by operating activities is primarily attributable to lower net income (excluding impairments, a non-cash item), and lower income taxes payable, partially offset by higher deferred income taxes, during the six months ended March 31, 2010 compared to the same prior year period. Net cash provided by investing activity was $29.7 million during the six months ended March 31, 2010 compared to $41.3 million provided by investing activities for the six months ended March 31, 2009. The reduction in net cash provided by investing activity is a reflection of lower collections, largely attributable to reduced purchase levels compared to recent years and a continued difficult collection environment. Net cash used in financing activities decreased to $28.8 million for the six months ended March 31, 2010 from $53.9 million for the same prior year period. The decrease reflects the continuation of our plan to reduce debt.
Our cash requirements have been and will continue to be significant. Our primary uses of cash include repayments of our debt, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, income taxes and dividends, if approved. We have depended on external financing and cash generated from operations to acquire consumer receivables. These acquisitions are financed primarily through cash flows from operating activities and with our former IDB Credit Facility and current Leumi Credit Agreement. We anticipate funding portfolio purchases through cash flows from operations; however, for the right opportunities that fit our strict investment criteria for debt portfolios, and other investment opportunities, we may consider seeking additional financing. From time to time, we evaluate potential acquisitions of related businesses but we may not be able to complete any acquisitions on favorable terms, or at all. We may consider possible acquisition of, or investment in, complementary businesses. Any such possible acquisition, or investments, may be material and may require us to incur a significant amount of debt or issue a significant amount of equity securities. Further, any business that we acquire or in which we invest, will likely have its own capital needs that may be significant, and that we may be called on to satisfy.
Upon the completion of our Federal tax return for fiscal year 2009 and the application for the tax refund completed earlier in the second quarter, the Federal tax refund estimate of $46 million has been revised upward to approximately $52 million. This change was due to a combination of applying the Federal tax net operating loss carryback and the recognition of the benefit of the state net operating loss carryforwards for federal tax purposes, and other timing differences applied to the current year tax return. These adjustments did not affect the statement of operations and yielded a net adjustment between the federal income tax receivable and the deferred tax asset. The corporate federal income tax returns of the Company for 2006, 2007, and 2008 are subject to examination by the IRS, generally for three years after they are filed. In April 2010, we received notification from the IRS that it intends to audit our income tax returns for 2008 and 2009. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Six Months Ended March 31, 2010
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	228,000	3,271,000
Net cash collections from collection of consumer receivables acquired for liquidation	(37,976,000)	(14,370,000)	(52,346,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,740,000)	(4,000)	(2,744,000)
Effect of foreign currency translation	—	17,000	17,000
Finance income recognized (1)	21,398,000	757,000	22,155,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	52.6%	5.3%	40.2%

(1)	Includes approximately $16.4 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	2,681,000	7,000	2,688,000
Net cash collections from collection of consumer receivables acquired for liquidation	(51,463,000)	(20,853,000)	(72,316,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,075,000)	(3,572,000)	(6,647,000)
Transfer to Cost Recovery	(10,128,000)	10,128,000	—
Impairments	(39,844,000)	—	(39,844,000)
Effect of foreign currency translation	—	(1,190,000)	(1,190,000)
Finance income recognized (1)	35,856,000	664,000	36,520,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	65.7%	2.7%	46.2%

(1)	Includes approximately $20.6 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2010
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$61,776,000	$130,350,000	$192,126,000
Acquisitions of receivable portfolios, net	895,000	76,000	971,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,929,000)	(6,584,000)	(25,513,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(147,000)	—	(147,000)
Effect of foreign currency translation	—	(4,000)	(4,000)
Finance income recognized (1)	10,780,000	401,000	11,181,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	56.5%	6.1%	43.6%

(1)	Includes approximately $8.3 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2009
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$166,432,000	$237,376,000	$403,808,000
Acquisitions of receivable portfolios, net	1,603,000	7,000	1,610,000
Net cash collections from collections of consumer receivables acquired for liquidation	(25,090,000)	(10,971,000)	(36,061,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(727,000)	(147,000)	(874,000)
Transfer to Cost Recovery	(3,979,000)	3,979,000	—
Impairments	(18,429,000)	—	(18,429,000)
Effect of foreign currency translation	—	65,000	65,000
Finance income recognized (1)	17,687,000	417,000	18,104,000

Balance, end of period	$137,497,000	$230,726,000	$368,223,000

Finance income as a percentage of collections	68.5%	3.8%	49.0%

(1)	Includes approximately $10.5 million derived from fully amortized portfolios.
Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the six months ended March 31, 2010, we purchased portfolios with a face value of $149.4 million for an aggregate purchase price of $3.3 million.

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2010	$2,744,000	$948,000
Three months ended March 31, 2010	$147,000	$52,000
Six months ended March 31, 2009	$6,647,000	$1,791,000
Three months ended March 31, 2009	$874,000	$418,000
Portfolio Performance (1)
(Interest method portfolios only)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,498,000	—	$105,498,000	162%
2002	36,557,000	48,078,000	—	48,078,000	132%
2003	115,626,000	213,092,000	$898,000	213,990,000	185%
2004	103,743,000	181,813,000	436,000	182,249,000	176%
2005	126,023,000	207,662,000	7,787,000	215,449,000	171%
2006	163,392,000	239,351,000	16,709,000	256,060,000	157%
2007	109,235,000	84,226,000	31,256,000	115,482,000	106%
2008	26,626,000	34,026,000	2,830,000	36,856,000	138%
2009	19,127,000	14,180,000	12,301,000	26,481,000	138%
2010	3,043,000	1,502,000	2,671,000	4,173,000	137%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.
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
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At March 31, 2010, our Leumi Credit Agreement and our Receivable Financing Agreement, all of which is variable debt, had an outstanding balance of $0.0 million and $96.5 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the six month period ended March 31, 2010 by approximately $130,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures
a. Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.
(Registrant)

Date: May 14, 2010	By:	/s/ Gary Stern Gary Stern, Chairman, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Robert J. Michel Robert J. Michel, Chief Financial Officer
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