Form 10-Q
period 2010-06-30
ASTA FUNDING INC
filed 2010-08-12
CIK 1001258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of August 09, 2010, the registrant had 14,600,323 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$77,996,000	$2,385,000
Restricted cash	1,646,000	2,130,000
Consumer receivables acquired for liquidation (at net realizable value)	164,953,000	208,261,000
Due from third party collection agencies and attorneys	3,095,000	2,573,000
Prepaid and income taxes receivable	—	47,727,000
Investment in venture	94,000	168,000
Furniture and equipment, net	363,000	538,000
Deferred income taxes	17,891,000	24,072,000
Other assets	3,378,000	2,902,000

Total assets	$269,416,000	$290,756,000

LIABILITIES
Debt	$93,506,000	$122,622,000
Subordinated debt — related party	4,386,000	8,246,000
Other liabilities	1,478,000	2,166,000
Dividends payable	292,000	286,000
Income taxes payable	2,895,000	—

Total liabilities	102,557,000	133,320,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,600,323 at June 30, 2010 and 14,272,357 at September 30, 2009	146,000	143,000
Additional paid-in capital	72,076,000	70,189,000
Retained earnings	94,660,000	87,058,000
Accumulated other comprehensive (loss) income, net of tax	(23,000)	46,000

Total stockholders’ equity	166,859,000	157,436,000

Total liabilities and stockholders’ equity	$269,416,000	$290,756,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Finance income, net	$12,042,000	$17,202,000	$34,197,000	$53,722,000
Other income	41,000	36,000	97,000	90,000

	12,083,000	17,238,000	34,294,000	53,812,000

Expenses:
General and administrative	5,836,000	6,634,000	16,739,000	20,006,000
Interest (Related party — Period ended June 30, 2010 — Three months, $109,000; Nine months, $407,000; Period ended June 30, 2009 — Three months, $128,000; Nine months, $385,000)	1,019,000	1,783,000	3,365,000	6,907,000
Impairments of consumer receivables acquired for liquidation	—	6,364,000	—	46,208,000

	6,855,000	14,781,000	20,104,000	73,121,000

Income (loss) before equity in earnings (loss) of venture and income tax	5,228,000	2,457,000	14,190,000	(19,309,000)

Equity in earnings (loss) of venture	14,000	34,000	56,000	(21,000)

Income (loss) before income tax	5,242,000	2,491,000	14,246,000	(19,330,000)

Income tax expense (benefit)	2,121,000	1,013,000	5,775,000	(7,803,000)

Net income (loss)	$3,121,000	$1,478,000	$8,471,000	$(11,527,000)

Net income (loss) per share:

Basic	$0.21	$0.10	$0.59	$(0.81)

Diluted	$0.21	$0.10	$0.58	$(0.81)

Weighted average number of common shares outstanding:
Basic	14,599,162	14,271,946	14,455,754	14,271,931

Diluted	14,806,756	14,445,572	14,544,757	14,271,931

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, September 30, 2009	14,272,357	$143,000	$70,189,000	$87,058,000	$46,000	$157,436,000

Exercise of options	327,966	3,000	867,000			870,000

Stock based compensation expense	—	—	969,000	—	—	969,000

Tax benefit arising from vesting of restricted stock awards	—	—	51,000	—	—	51,000

Dividends	—	—	—	(869,000)	—	(869,000)

Other comprehensive loss, net of tax					(69,000)	(69,000)

Net income	—		—	8,471,000		8,471,000

Balance, June 30, 2010	14,600,323	$146,000	$72,076,000	$94,660,000	$(23,000)	$166,859,000

Comprehensive income (loss) is as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Net income (loss)	$8,471,000	$(11,527,000)
Other comprehensive loss, Net of tax — Foreign Currency translation	(69,000)	(47,000)

Comprehensive income (loss)	$8,402,000	$(11,574,000)

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$8,471,000	$(11,527,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	785,000	1,261,000
Deferred income taxes	6,181,000	(7,026,000)
Impairments of consumer receivables acquired for liquidation	—	46,208,000
Stock based compensation	969,000	865,000

Changes in:
Other assets	(991,000)	(349,000)
Due from third party collection agencies and attorneys	(522,000)	1,554,000
Income taxes payable and receivable	50,622,000	(6,765,000)
Other liabilities	(756,000)	(2,642,000)

Net cash provided by operating activities	64,759,000	21,579,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(3,334,000)	(16,501,000)
Principal collected on receivables acquired for liquidation	44,613,000	57,545,000
Principal collected on receivable accounts represented by account sales	2,076,000	5,317,000
Foreign exchange effect on receivables acquired for liquidation	(51,000)	126,000
Cash distributions received from venture	74,000	436,000
Capital expenditures	(95,000)	(38,000)

Net cash provided by investing activities	43,283,000	46,885,000

Cash flows from financing activities:
Proceeds from exercise of options	870,000	—
Tax benefit arising from vesting of restricted stock awards	51,000	74,000
Change in restricted cash	484,000	791,000
Dividends paid	(863,000)	(1,142,000)
Repayments of debt, net	(32,973,000)	(68,574,000)

Net cash used in financing activities	(32,431,000)	(68,851,000)

Net increase (decrease) in cash and cash equivalents	75,611,000	(387,000)
Effect of foreign exchange on cash	—	(13,000)
Cash at the beginning of period	2,385,000	3,623,000

Cash and cash equivalents at end of period	$77,996,000	$3,223,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest (fiscal year 2010 Related Party — $457,000; 2009 Related Party — $386,000)	$3,522,000	$7,487,000
Income taxes	$2,052,000	$5,885,000
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
Basis of Presentation
The condensed consolidated balance sheets as of June 30, 2010, the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2010 and 2009, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2010 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2010 and 2009, are unaudited. The September 30, 2009 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K and Form 10-K/A. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2010 and September 30, 2009, the results of operations for the nine and three month periods ended June 30, 2010 and 2009 and cash flows for the nine month periods ended June 30, 2010 and 2009 have been made. The results of operations for the nine and three month periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
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
In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.
In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 generally represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company does not believe that the adoption of ASU 2009-17 will have a significant effect on its consolidated financial statements.
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
The Company accounts for its investment in finance receivables using the interest method under the guidance of FASB Accounting Standards Codifiction (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.
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
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2010, approximately $46.7 million of the consumer receivables acquired for liquidation are accounted for using the interest method. Approximately $118.3 million are accounted for using the cost recovery method, of which one portfolio, makes up $108.1 million of the value.

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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Nine Months Ended June 30, 2010
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	291,000	3,334,000
Net cash collections from collection of consumer receivables acquired for liquidation	(56,801,000)	(20,908,000)	(77,709,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,173,000)	(4,000)	(3,177,000)
Effect of foreign currency translation	—	47,000	47,000
Finance income recognized (1)	32,975,000	1,222,000	34,197,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	55.0%	5.8%	42.3%

(1)	Includes approximately $25.6 million derived from fully amortized portfolios.

	For the Nine Months Ended June 30, 2009
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	16,221,000	280,000	16,501,000
Net cash collections from collection of consumer receivables acquired for liquidation	(75,123,000)	(33,619,000)	(108,742,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,158,000)	(3,684,000)	(7,842,000)
Transfer to cost recovery (1)	(10,128,000)	10,128,000	—
Impairments	(46,208,000)	—	(46,208,000)
Effect of foreign currency translation	—	(179,000)	(179,000)
Finance income recognized (2)	52,366,000	1,356,000	53,722,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Finance income as a percentage of collections	66.1%	3.6%	46.1%

(1)	During the nine months ended June 30, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios, the Company’s estimates of the timing of expected cash flows became uncertain.

(2)	Includes approximately $31.1 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)

	For the Three Months Ended June 30, 2010
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$54,375,000	$124,239,000	$178,614,000
Acquisitions of receivable portfolios, net	—	63,000	63,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,825,000)	(6,538,000)	(25,363,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(433,000)	—	(433,000)
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	11,577,000	465,000	12,042,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	60.1%	7.1%	46.7%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2009
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$137,497,000	$230,726,000	$368,223,000
Acquisitions of receivable portfolios, net	13,540,000	273,000	13,813,000
Net cash collections from collections of consumer receivables acquired for liquidation	(23,660,000)	(12,766,000)	(36,426,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,083,000)	(112,000)	(1,195,000)
Impairments	(6,364,000)	—	(6,364,000)
Effect of foreign currency translation	—	1,011,000	1,011,000
Finance income recognized (1)	16,510,000	692,000	17,202,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Finance income as a percentage of collection	66.7%	5.4%	45.7%

(1)	Includes approximately $10.5 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
As of June 30, 2010, the Company had $164,953,000 in Consumer Receivables acquired for Liquidation, of which $46,694,000 are being accounted for on the accrual basis. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2010 (three months ending)	$5,335,000
September 30, 2011	17,775,000
September 30, 2012	13,748,000
September 30, 2013	7,110,000
September 30, 2014	3,519,000
September 30, 2015	752,000
September 30, 2016	579,000
September 30, 2017	20,000

Subtotal	48,838,000

Deferred revenue	(2,144,000)

Total	$46,694,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of June 30, 2010. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine months and three months ended June 30, 2010 and 2009 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Balance at beginning of period	$25,875,000	$58,134,000
Income recognized on finance receivables, net	(32,975,000)	(52,366,000)
Additions representing expected revenue from purchases	1,080,000	4,937,000
Transfers to cost recovery	—	(3,372,000)
Reclassifications from nonaccretable difference	22,948,000	37,751,000

Balance at end of period	$16,928,000	$45,084,000

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Balance at beginning of period	$20,513,000	$48,071,000
Income recognized on finance receivables, net	(11,577,000)	(16,510,000)
Additions representing expected revenue from purchases	—	4,035,000
Reclassifications from nonaccretable difference	7,992,000	9,488,000

Balance at end of period	$16,928,000	$45,084,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
During the three and nine month periods ended June 30, 2010, the Company purchased $6.3 million and $155.7 million, respectively, of face value of charged-off consumer receivables at a cost of $0.1 million and $3.4 million, respectively. During the third quarter of fiscal year 2010, all of the portfolios purchased were classified under the cost recovery method.
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the nine and three month periods ended June 30, 2010 and 2009, respectively:

	For the Nine Months Ended June 30,
	2010	2009
Gross collections (1)	$123,590,000	$176,709,000

Commissions and fees (2)	42,704,000	60,125,000

Net collections	$80,886,000	$116,584,000

	For the Three Months Ended June 30,
	2010	2009
Gross collections (1)	$39,828,000	$53,484,000

Commissions and fees (2)	14,032,000	15,863,000

Net collections	$25,796,000	$37,621,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on substantially all gross collections received by the Company in connection with the Portfolio Purchase (see Note 5 — Receivables Financing Agreement ).
Note 4: Furniture and Equipment
Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2010	2009
Furniture	$310,000	$310,000
Equipment	2,845,000	2,783,000
Software	150,000	117,000
Leasehold improvements	86,000	86,000

	3,391,000	3,296,000
Less accumulated depreciation	3,028,000	2,758,000

Balance, end of period	$363,000	$538,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party
Bank Leumi Credit Agreement
On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a new revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”), which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family. There are no financial covenant restrictions required by the Company for the Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was drawn and used to pay off, in full, the remaining balance on the credit facility the Company formerly had with the IDB Bank Group (as described below). The Leumi Credit Agreement is the senior facility of the Company. The balance outstanding on the Leumi Credit Agreement was reduced to zero on January 14, 2010 with no further utilization through June 30, 2010.
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
Since the inception of the Receivables Financing Agreement, amendments have been signed to revise various terms of the Receivables Financing Agreement. The following is a summary of the material amendments:
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party — (continued)
Receivables Financing Agreement — (continued)
The aggregate minimum repayment obligations required under the Fourth Amendment including interest and principal for fiscal years ending September 30, 2010 and 2011 (seven months), are $12.0 million and $7.0 million, respectively, plus monthly interest and fees. While the Company believes payments due under the new payment schedule will be made timely, it is likely the Company will not be able to reduce the balance of the facility to $25 million by April 30, 2011, and there is no assurance the loan will be extended. The Company is working with BMO to extend the facility by the expiration date. At June 30, 2010 the Company was in compliance with covenants supporting the Receivables Financing Agreement.
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
On June 30, 2010 and 2009, the outstanding balance on this loan was approximately $93.5 million, and $109.4 million, respectively. The applicable interest rate at June 30, 2010 and 2009 was 3.85% and 3.94%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% and 5.13% for the nine-month periods ended June 30, 2010 and 2009, respectively. The average interest of the Receivable Financing Agreement was 3.79% and 4.01% for the three-month period ended June 30, 2010 and 2009, respectively.
The Company’s average debt obligation (excluding the subordinated debt — related party) for the nine and three month periods ended June 30, 2010, was approximately $101.4 million and $94.8 million, respectively. The average interest rate for the nine and three month periods ended June 30, 2010 was 3.82% and 3.79%, respectively.
IDB Credit Facility
On July 11, 2006, the Company entered into an agreement with a consortium of banks (the “IDB Bank Group”) for a $175 million revolving credit facility with availability subject to a borrowing base (as amended, the “IDB Credit Facility”). Since 2006, there had been eight amendments to the IDB Credit Facility that had, among other things, progressively lowered the borrowing base availability and lowered the commitment level. On July 11, 2009, the Company entered into the Eighth Amendment to the IDB Credit Facility that extended the Commitment Termination Date from July 11, 2009 to December 31, 2009 and further reduced the commitment progressively to, during fiscal 2010, $22.9 million from September 30, 2009 through October 30, 2009; $15.0 million from October 31, 2009 through November 29, 2009; $7.4 million from November 30, 2009 through December 30, 2009; and then Zero Dollars on December 31, 2009. The IDB Credit Facility bore interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5% per annum.
The IDB Credit Facility was collateralized by all assets of the Company, other than those of Palisades XVI, the entity which owns the Portfolio Purchase, discussed above, and contained customary financial and other covenants (relative to tangible net worth, interest coverage, net loss and leverage ratio, as defined) that needed to be maintained in order to borrow funds. On December 14, 2009, the remaining balance on the IDB Credit Facility was paid off by an advance of approximately $3.6 million from the Leumi Credit Agreement. The outstanding balance on this loan on June 30, 2010 and 2009 was zero and approximately $33.5 million, respectively. The applicable interest rate at June 30, 2009 was 5.00%. The average interest rate, excluding unused credit line fees, for the nine-month period ended June 30, 2010 and 2009, respectively, was 5.5% and 4.32%.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party — (continued)
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company, beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan, originally in the aggregate principal amount of approximately $8.2 million, currently bears interest at a rate of 10.0% per annum, is payable interest only each quarter until its maturity date of December 31, 2010. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s revolving loan facility with the IDB Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum effective January 2010.
On January 27, 2010, the Company repaid approximately $860,740 of the subordinated loan, delivering approximately $787,500 to the Family Entity and $73,240 to BMO to hold as collateral, as approximately 8.5% of the loan to the family entity secures the obligations due to BMO by Palisades XVI. The Family Entity then delivered its portion of the loan payment to Gary Stern, who used the proceeds to exercise the 300,000 stock options awarded him in 2000. The Company made additional loan repayments of $1.5 million each on February 17, 2010 and March 26, 2010. In each of these instances, the Family Entity received approximately $1.4 million, while BMO received a collateral assignment of approximately $0.1 million. The subordinated loan balance was approximately $4.4 million and $8.2 million as of March 31, 2010 and September 30, 2009, respectively.
The Company’s cash requirements have been and will continue to be significant. The Company has depended on external financing to acquire consumer receivables. Portfolio acquisitions are financed primarily through cash flows from operating activities and with the Company’s Leumi Credit Agreement. Availability under the Leumi Credit Agreement was $6.0 million at June 30, 2010. The Company anticipates funding portfolio purchases through cash flow generated from operations; however, for the right opportunities that fit our strict investment criteria for purchasing debt portfolios, or pursuing other investment opportunities, we may consider seeking additional financing.
The Company’s debt and subordinated debt — related party at June 30, 2010 and September 30, 2009 are summarized as follows:

			June 30, 2010
			Stated	Average
	June 30,	September 30,	Interest	Interest
	2010	2009	Rate	Rate (1)
Credit Facility — IDB	$—	$18,301,000	—	5.50%
Credit Agreement — Bank Leumi	—	—	—	4.50%
Receivables Financing Agreement	93,506,000	104,321,000	3.85%	3.76%

Total debt	$93,506,000	$122,622,000	n/a	3.82%

Subordinated debt — related party	$4,386,000	$8,246,000	10.00%	8.39%

(1)	9-month average

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 6: Commitments and Contingencies
Employment Agreements
We had employment agreements with two executives which expired on December 31, 2009. The agreement with Gary Stern, President and CEO of the Company, is in the process of being renewed and he will continue in his role at the discretion of the Board of Directors until a new agreement is signed. Gary Stern’s agreement provided for base salary payments as well as bonuses. The agreement also contained confidentiality and non-compete provisions. The contract of Cameron Williams, who had served as our Chief Operating Officer, was not renewed on expiration as of December 31, 2009. On November 30, 2009, the Company announced that it had entered into a one-year Consulting Services Agreement with Mr. Williams, which expires on December 31, 2010.
Leases
The Company is a party to two continuing operating leases with respect to our facilities in Englewood Cliffs, New Jersey and Sugar Land, Texas. The lease for the Englewood Cliffs, New Jersey facility, which was to expire on July 31, 2010, was renewed in August 2010 for a term of five years (See Note 14, Subsequent Events for additional information). In February 2009, the Company closed the collection facility located in Bethlehem, Pennsylvania. The lease on the facility expired December 31, 2009.
Litigation
In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these matters will have a material impact on its business or financial condition.
Note 7: Income Recognition and Impairments
Income Recognition
The Company accounts for its investment in consumer receivables acquired for liquidation using the interest method under the guidance of FASB ASC 310. In ASC 310 static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 7: Income Recognition and Impairments — (continued)
Impairments
The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. All downward revisions in collection estimates will result in impairment charges, given the requirement in ASC 310 that the IRR of the affected pool be held constant. There were no impairments recorded during the nine and three month period ended June 30, 2010. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $46.2 million and $6.4 million were recorded during the nine month and three month periods, respectively, ended June 30, 2009. The $46.2 million of impairments included $9.9 million related to three portfolios transferred to the cost recovery method. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required.
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
(Unaudited)
Note 7: Income Recognition and Impairments — (continued)
Impairments (continued)
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
Note 8: Income Taxes
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; and (ii) provision for impairments/credit losses, both resulting in timing differences between financial accounting and tax reporting. The provision for income tax expense for the three month periods ending June 30, 2010 and 2009 reflects income tax expense at an effective rate of 40.5% and 40.7%, respectively. The provision for income tax expense for the nine month periods ending June 30, 2010 and 2009 reflects income tax expense at an effective rate of 40.5% and 40.8%, respectively. Prepaid and income taxes receivable represented taxes due at September 30, 2009 for overpayment of federal income taxes. Upon the completion of our Federal tax return for fiscal year 2009 and the application for the tax refund completed earlier in the second quarter, the Federal tax refund estimate of $46 million had been revised upward to approximately $52 million. This change was due to a combination of applying the Federal tax net operating loss carryback and the recognition of the benefit of the state net operating loss carryforwards for federal tax purposes, and other timing differences applied to the current year tax return. These adjustments did not affect the statement of operations and yielded a net adjustment between the federal income tax receivable and the deferred tax asset. In June 2010, the Company received an aggregate tax refund of approximately $52.7 million.
The corporate federal income tax returns of the Company for 2006, 2007, 2008 and 2009 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.
In April 2010, the Company received notification from the IRS that the Company’s 2008 and 2009 federal income tax returns will be audited. This audit is currently in progress.

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
The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2010 and 2009:

	Nine Months Ended June 30,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount
Basic	$8,471,000	14,455,754	$0.59	$(11,527,000)	14,271,931	$(0.81)

Effect of Dilutive Stock	—	89,003	(0.01)	—	—	—

Diluted	$8,471,000	14,544,757	$0.58	$(11,527,000)	14,271,931	$(0.81)

At June 30, 2010, 715,345 options at a weighted average exercise price of $15.88 were not included in the diluted earnings per share calculation as they were antidilutive.
At June 30, 2009, 913,004 options at a weighted average exercise price of $12.79 were not included in the diluted earnings per share calculation as they were antidilutive.

	Three Months June 30,
	2010			2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount
Basic	$3,121,000	14,599,162	$0.21	$1,478,000	14,271,946	$0.10

Effect of Dilutive Stock	—	207,594	—	—	173,626	—

Diluted	$3,121,000	14,806,756	$0.21	$1,478,000	14,445,572	$0.10

At June 30, 2010, 747,771 options at a weighted average exercise price of $15.54 were not included in the diluted earnings per share calculation as they were antidilutive.
At June 30, 2009, 911,338 options at a weighted average exercise price of $12.81 were not included in the diluted earnings per share calculation as they were antidilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 10: Stock-based Compensation
The Company accounts for stock-based employee compensation under ASC 718, “Compensation — Stock Compensation”. ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.
For the three month and nine month periods ended June 30, 2010, $206,000 and $969,000, respectively, of stock based compensation expense was recognized. For the three and nine month periods ended June 30, 2009, $216,000 and $865,000, respectively of stock based compensation expense was recorded. See Note 11 — Stock Option Plans for more information.
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

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	110.2%
Dividend yield	1.12%
On May 5, 2009, the Compensation Committee awarded 122,000 stock options to employees of the Company, of which 45,673 vested immediately. The remaining shares vest in two equal annual installments starting on May 5, 2010. The grant price of these options was $2.95, the fair market value on the date of the grant. The weighted average assumptions used in the option pricing models were as follows:

Risk-free interest rate	0.18%
Expected term (years)	10.0
Expected volatility	111.7%
Dividend yield	1.145%

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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 shares were available as of June 30, 2010. On January 17, 2008 the Compensation Committee of the Board of Directors awarded 58,000 shares of restricted stock to officers and directors of the Company which vest in three equal annual installments beginning October 1, 2008. As of June 30, 2010, approximately 101 of the Company’s employees were eligible to participate in the Equity Compensation Plan.
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
The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company(whether or not employees) and consultants of the Company. The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 133,934 were available as of June 30, 2010. As of June 30, 2010, approximately 101 of the Company’s employees were eligible to participate in the 2002 Plan.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock Option Plans — (continued)
The following table summarizes stock option transactions under the plans:

	Nine Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,157,905	$10.76	1,037,438	$11.69
Options granted	158,900	8.07	122,000	2.95
Options exercised	(327,966)	2.65	(100)	2.95
Options forfeited	(20,500)	16.24	(1,000)	28.75

Outstanding options at the end of period	968,339	$12.95	1,158,338	$10.76

Exercisable options at the end of period	838,677	$13.89	1,082,345	$11.31

	Three Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	970,538	$12.93	1,036,438	$11.68
Options granted	—	—	122,000	2.95
Options exercised	(2,199)	2.95	(100)	2.95
Options forfeited	—	—	—	—

Outstanding options at the end of period	968,339	$12.95	1,158,338	$10.76

Exercisable options at the end of period	838,677	$13.89	1,082,345	$11.31

The Company recognized $902,000 and $184,000 of compensation expense related to stock options during the nine month and three month periods ended June 30, 2010. The Company recognized $164,000 and $121,000 of compensation expense related to stock options during the nine month and three month periods ended June 30, 2009. As of June 30, 2010, there was $446,000 of unrecognized compensation expense related to stock option awards. There is no intrinsic value of the outstanding and exercisable options as of June 30, 2010. The intrinsic value of the stock options exercised during the nine and three month period ended June 30, 2010 was $1,291,000 and $13,000, respectively. The intrinsic value of the stock options exercised during the third quarter of fiscal year 2009 was not material.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock Option Plans —(continued)
The following table summarizes information about the Plans outstanding options as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	199,668	5.4	$3.90	170,002	$4.06
$5.7501 – $8.6250	170,900	8.9	7.92	70,904	7.71
$14.3751 – $17.2500	198,611	3.4	14.88	198,611	14.88
$17.2501 – $20.1250	382,160	4.3	18.22	382,160	18.22
$25.8751 – $28.7500	17,000	6.5	28.75	17,000	28.75

	968,339	5.2	$12.95	838,677	$13.89

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	35,338	$19.73	80,667	$22.26
Awards granted	—	—	—	—
Vested	(17,669)	19.73	(40,995)	24.50
Forfeited	—	—	(4,334)	21.81

Unvested at the end of period	17,669	$19.73	35,338	$19.73

Three Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	17,669	$19.73	35,338	$19.73
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	17,669	$19.73	35,338	$19.73

The Company recognized $67,000 and $22,000 of compensation expense related to the restricted stock awards during the nine month and three month periods ended June 30, 2010. The Company recognized $701,000 and $95,000 of compensation expense related to restricted stock awards during the nine and three month periods ended June 30, 2009. As of June 30, 2010, there was $244,000 of unrecognized compensation cost related to unvested restricted stock.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 12: Stockholders’ Equity
For the nine months ended June 30, 2010, the Company declared dividends of $869,000, or $.02 per share. Of this amount $577,000 was paid during the nine months ended June 30, 2010 and $292,000 was accrued as of June 30, 2010 and paid August 2, 2010. For the nine months ended June 30, 2010, the Company recorded $(69,000), net of taxes, in cumulative translation adjustments related to its investment in South America.
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
The carrying value of consumer receivables acquired for liquidation was $164,953,000 at June 30, 2010. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $211,887,000 at June 30, 2010. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for all of our consumer receivables based on variables fully described in Note 3: Consumer Receivables Acquired for Liquidation. These cash flows are then discounted using our estimated weighted average cost of capital to determine the fair value. At September 30, 2009, the carrying value of consumer receivables acquired for liquidation was $208,261,000 and the fair value approximated $277,000,000.
The aggregate carrying value of debt and subordinated debt (related party) was $97,892,000 and $130,868,000 at June 30, 2010 and September 30, 2009, respectively. The majority of these loans are variable rate and short-term; therefore, the carrying amounts approximate fair value.
Note 14: Subsequent Events
On August 2, 2010, the Company entered into a lease agreement (the “Lease”) with ESL 200, LLC, to continue leasing office space in the building known as 210 Sylvan Avenue (“the “Premises”), the Company’s headquarters. The term of the lease begins on August 1, 2010 and ends on July 31, 2015. The Lease contains a two (2) year renewal option. The base rent for the Premises during the first year of the Lease is approximately $236,000 per annum. Effective August 1, 2011 and annually thereafter, an adjustment will be applied to the base rent, increasing the base rent by the Consumer Price Index issued by the United States Department of Labor. In addition to the base rent, the Company will be responsible for utility charges and maintenance.

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
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2010, approximately $46.7 million of the consumer receivables acquired for liquidation are accounted for using the interest method. Approximately $118.3 million are accounted for using the cost recovery method, of which one portfolio, makes up $108.1 million of the value.
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

Results of Operations
The nine month period ended June 30, 2010, compared to the nine month period ended June 30, 2009
Finance income. For the nine month period ended June, 2010, finance income decreased $19.5 million or 36.3% to $34.2 million from $53.7 million for the nine month period ended June 30, 2009. Finance income has decreased primarily due to the lower level of portfolio purchases over the last two years and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. The average balance of consumer receivables acquired for liquidation decreased from $402.6 million for the nine month period ended June 30, 2009 to $186.6 million for the nine month period ended June 30, 2010. The decrease in the average balance was attributable to reduced level of portfolio purchases and the impairments recorded in the second half of fiscal year 2009 in the amount of $143.7 million. The Company purchased $155.7 million in face value of new portfolios at a cost of $3.4 million in the first nine months of fiscal year 2010 as compared to $427.1 million and $16.5 million, respectively, in the same prior year period. Finance income recognized from fully amortized portfolios (zero based revenue) was $25.6 million and $31.1 million for the nine months ended June 30, 2010 and 2009, respectively.
Net collections decreased 30.6% to $80.9 million from $116.6 million for the nine months ended June 30, 2009. During the first nine months of fiscal year 2010, gross collections decreased 30.1% to $123.6 million from $176.7 million for the nine months ended June 30, 2009, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $17.4 million, or 29.0% for the nine months ended June 30, 2010 as compared to the same period in the prior year and averaged 34.6% of collections for the nine months ended June 30, 2010 as compared to 34.0% in the same prior year period.
Other income. Other income of $97,000 and $90,000 for the nine months ended June 30, 2010 and 2009, respectively, includes interest income and service fee income.
General and administrative expenses. During the nine months ended June 30, 2010, general and administrative expenses decreased $3.3 million, or 16.4% to $16.7 million from $20.0 million for the nine months ended June 30, 2009. The decrease in general and administrative expenses is attributable to the closure of the Pennsylvania call center in February 2009, lower collection expenses, primarily the discontinuation of the $275,000 monthly management fee in May 2009, paid to a significant servicer relative to the purchase of a $6.9 billion face value portfolio in March 2007 (the “Portfolio Purchase”), lower amortization expense resulting from the expiration of the IDB Credit Facility in December 2009 and lower professional fees.
Interest expense. During the nine month period ended June 30, 2010, interest expense decreased $3.5 million or 51.3% from $6.9 million in the same prior year period. The decrease in interest expense is primarily the result of a reduction in the average loan balance from $172.7 million for the nine month period ended June 30, 2009 to $101.4 million for the same current year period, as we continued our program of reducing debt. Additionally, the average interest rate in the nine-month period ended June 30, 2010 was 3.8% as compared to 4.9% for the same prior year period.
Impairments. There were no impairments recorded during the nine months ended June 30, 2010. Impairments of $46.2 million were recorded by the Company during the nine months ended June 30, 2009. Included in impairments is $8.9 million related to three portfolios transferred to the cost recovery method. As relative collections with respect to our expectations on these portfolios were deteriorating, we believed that these impairment charges and adjustments to our cash flow expectations became necessary.
Income tax expense (benefit). Income tax expense, consisting of federal and state income taxes, was $5.8 million for the nine months ended June 30, 2010, as compared to an income tax (benefit) of $7.8 million for the comparable 2009 period.
Net income (loss). For the nine months ended June 30, 2010, net income was $8.5 million, as compared to a net loss of $11.5 million for the nine month period ended June 30, 2010. The improvement in net income is primarily due to no impairments, during the nine month period ended June 30, 2010 as compared to $46.2 million in the same prior year period. In addition, there were lower general and administrative expenses and lower interest expense during the nine month period ended June 30, 2010 as compared to the same period of the prior year. This was partially offset by lower finance income and higher income taxes in the current nine month period.

The three-month period ended June 30, 2010, compared to the three-month period ended June 30, 2009
Finance income. For the three month period ended June 30, 2010, finance income decreased $5.2 million or 30.0% to $12.0 million from $17.2 million for the three month period ended June 30, 2009. Finance income has decreased primarily due to the lower level of portfolio purchases over the last two years and, as a result, the increased number of our portfolios that are in the later stages of their yield curves. The average balance of consumer receivables acquired for liquidation decreased from $362.2 million for the three month period ended June 30, 2009 to $171.8 million for the three month period ended June 30, 2010. The decrease in the average balance was primarily attributable to the $137.3 million of impairments recorded in the fourth quarter of fiscal year 2009. The Company purchased $6.3 million in face value of new portfolios at a cost of $0.1 million in the third quarter of fiscal year 2010 as compared to $335.6 million and $13.8 million, respectively, in the same prior year period. Income recognized from fully amortized portfolios (zero based revenue) was $9.2 million and $10.5 million for the three months ended June 30, 2010 and 2009, respectively.
Net collections decreased by 31.4% to $25.8 million from $37.6 million for the three months ended June 30, 2009. During the third quarter of fiscal year 2010, gross collections decreased 25.6% to $39.8 million from $53.5 million for the three months ended June 30, 2009. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.8 million, or 11.5%, for the three months ended June 30, 2010 as compared to the same period in the prior year and averaged 35.2% of collections during the three-month period ended June, 2010.
Other income. Other income of $41,000 and $36,000 for the three months ended June 30, 2010 and 2009, respectively, includes interest income and service fee income.
General and administrative expenses. During the three-month period ended June 30, 2010, general and administrative expenses decreased $0.8 million or 12.0% to $5.8 million from $6.6 million for the three months ended June 30, 2009. The decrease is the result of lower collection expenses, primarily the discontinuation of the $275,000 management fee in May 2009, paid to a significant servicer in connection with the Portfolio Purchase. These were partially offset by higher professional fees and outside services, utilized in connection with the bankruptcy filing of a significant servicer in December 2009. In addition, there will be additional expenses related to working with the trustee in finalizing the bankrupty action.
Interest expense. During the three-month period ended June 30, 2010, interest expense was $1.0 million compared to $1.8 million in the same period in the prior year. The decrease in interest expense is primarily the result the decrease in the average loan balance from $152.4 million for the three-month period ended June 30, 2009 to $94.8 million for the same current year period as we continue our program of reducing debt. Additionally, the average interest rate in the three-month period ended June 30, 2010 was 3.8% as compared to 4.3% for the same prior year period.
Impairments. There were no impairment charges during the same current year period. Impairments of $6.4 million were recorded by the Company during the three months ended June 30, 2009. As relative collections with respect to our expectations on these portfolios deteriorated, we believed that these impairment charges and adjustments to our cash flow expectations were necessary.
Income tax expense. Income tax expense was $2.1 million for the three month period ended June 30, 2010, as compared to $1.0 million for the comparable 2009 period.
Net income. For the quarter ended June 30, 2010, net income was $3.1 million as compared to $1.5 million in the quarter ended June 30, 2009. The improvement in net income is primarily due to no impairments recorded in the third quarter of fiscal year 2010 as compared to $6.4 million of impairments recorded in the same 2009 period. In addition there were lowere general and administrative expenses and lower interest expense in the three month period ended June 30, 2010 as compared to the same period of the prior year. This was partially offset by lower finance income and higher income taxes during the current quarter.

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
Leumi Credit Agreement
On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Leumi Credit Agreement which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There are no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was used to reduce to zero the remaining balance of the IDB Credit Facility described below. The Leumi Credit Agreement is the current senior facility of the Company. The Leumi Credit Agreement balance was reduced to zero in January 2010; however, the $6 million of availability remains. We are currently working with our bank on a new credit facility with a larger credit limit.
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
As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company provided BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) termination of the Company’s existing senior lending facility or any successor senior facility.
The aggregate minimum repayment obligations required under the Fourth Amendment to the Receivables Financing Agreement entered into on February 20, 2009 with Palisades XVI including interest and principal for fiscal years ending September 30, 2010 and September 30, 2011 (seven months), are $12.0 million and $7.0 million, respectively, plus monthly interest and fees. There is an additional requirement that the balance of the facility be reduced to $25 million by April 30, 2011. While the Company believes it will be able to make all payments due under the payment schedule, it is likely we will not be able to reduce the balance of the facility to $25 million by April 30, 2011, and there is no assurance the loan will be extended. We are working with BMO on a plan to extend the facility by before expiration date and new terms going forward.
On June 30, 2010 and 2009, the outstanding balance on the Receivable Financing Agreement loan was approximately $93.5 million and $109.4 million, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% and 5.13% for the nine month periods ended June 30, 2010 and 2009, respectively. The Company was in compliance with all covenants at June 30, 2010.

IDB Credit Facility
The Eighth Amendment to the IDB Credit Facility entered into on July 10, 2009, granted an initial $40 million line of credit from the Bank Group for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility bore interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all assets of the Company other than the assets of Palisades XVI and contained financial and other covenants. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB Credit Facility was repaid on December 14, 2009.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan, originally in the aggregate principal amount of $8,246,000, currently bears interest at a rate of 10.0% per annum, is payable interest only each quarter until its maturity date of December 31, 2010, subject to repayment in full of the Company’s loan facility.
The Family Entity loan was extended in December 2009 to December 31, 2010 with a new interest rate (effective January 2010) of 10.0% per annum (formerly the rate was 6.25%). On January 27, 2010, the Company repaid approximately $860,740 of the subordinated loan, delivering approximately $787,500 to the Family Entity, which, the Family Entity delivered its portion of the loan payment to Gary Stern, who used the proceeds to exercise the 300,000 stock options awarded him in 2000. The Company made additional loan repayments of $1.5 million each on February 17, 2010 and March 26, 2010. The subordinated loan balance was approximately $4.4 million and $8.2 million as of June 30, 2010 and September 30, 2009, respectively.
The subordinated loan was incurred by the Company to resolve certain issues with a significant servicer. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the IDB Bank Group on June 13, 2008. This facility was secured by substantially all of the assets of the Company and its subsidiaries, other than the assets of Palisades XVI.

As of June 30, 2010, our cash increased $75.6 million to $78.0 million, up from $2.4 million at September 30, 2009. The increase in cash was primarily the result of receiving a $52.7 million tax refund paying off the senior debt and reduced portfolio purchases.
Net cash provided by operating activities was $64.8 million during the nine month period ended June 30, 2010, compared to $21.6 million for the nine months ended June 30, 2009. The increase in net cash provided by operating activities is primarily attributable to receipt of the tax refund, partially offset by lower net income (excluding non-cash items). Net cash provided by investing activity was $43.3 million during the nine months ended June 30, 2010 compared to $46.9 million provided by investing activities for the nine months ended June 30, 2009. The reduction in net cash provided by investing activity is a reflection of lower collections, partially offset by lower purchases in the 2010 fiscal period compared to that in 2009. Net cash used in financing activities decreased to $32.4 million for the nine months ended June 30, 2010 from $68.9 million for the same prior year period. The decrease in net cash used in financing activities reflects the reduced repayment of debt as a result of the completion of senior debt repayment during the first two quarters of fiscal year 2010.
Our cash requirements have been and will continue to be significant. Our primary uses of cash include repayments of our debt, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, income taxes and dividends, if approved. We have depended on external financing and cash generated from operations to acquire consumer receivables. These acquisitions have historically been financed primarily through cash flows from operating activities and with our former IDB Credit Facility and current Leumi Credit Agreement. We anticipate funding portfolio purchases through cash flows from operations; however, for the right opportunities that fit our strict investment criteria for debt portfolios, and other investment opportunities, we may consider seeking additional financing. From time to time, we evaluate potential acquisitions of related businesses but we may not be able to complete any acquisitions on favorable terms, or at all. We may consider possible acquisition of, or investment in, complementary businesses. Any such possible acquisition, or investments, may be material and may require us to incur a significant amount of debt or issue a significant amount of equity securities. Further, any business that we acquire or in which we invest, will likely have its own capital needs that may be significant, and that we may be called on to satisfy.
Upon the completion of our Federal tax return for fiscal year 2009, the Company applied for a tax refund and received $52.7 million in the third quarter of fiscal year 2010. The corporate federal income tax returns of the Company for 2006, 2007, 2008 and 2009 are subject to examination by the IRS, generally for three years after they are filed. In April 2010, we received notification from the IRS our income tax returns for 2008 and 2009 will be audited. The audit of those tax returns is currently in progress. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Nine Months Ended June 30, 2010
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	291,000	3,334,000
Net cash collections from collection of consumer receivables acquired for liquidation	(56,801,000)	(20,908,000)	(77,709,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,173,000)	(4,000)	(3,177,000)
Effect of foreign currency translation	—	47,000	47,000
Finance income recognized (1)	32,975,000	1,222,000	34,197,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	55.0%	5.8%	42.3%

(1)	Includes approximately $25.6 million derived from fully amortized portfolios.

	For the Nine Months Ended June 30, 2009
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	16,221,000	280,000	16,501,000
Net cash collections from collection of consumer receivables acquired for liquidation	(75,123,000)	(33,619,000)	(108,742,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,158,000)	(3,684,000)	(7,842,000)
Transfer to Cost Recovery (1)	(10,128,000)	10,128,000	—
Impairments	(46,208,000)	—	(46,208,000)
Effect of foreign currency translation	—	(179,000)	(179,000)
Finance income recognized (2)	52,366,000	1,356,000	53,722,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Finance income as a percentage of collections	66.1%	3.6%	46.1%

(1)	During the nine months ended June 30, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios, the Company’s estimates of the timing of expected cash flows became uncertain.

(2)	Includes approximately $31.1 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2010
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$54,375,000	$124,239,000	$178,614,000
Acquisitions of receivable portfolios, net	—	63,000	63,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,825,000)	(6,538,000)	(25,363,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(433,000)	—	(433,000)
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	11,577,000	465,000	12,042,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	60.1%	7.1%	46.7%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2009
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total
Balance, beginning of period	$137,497,000	$230,726,000	$368,223,000
Acquisitions of receivable portfolios, net	13,540,000	273,000	13,813,000
Net cash collections from collections of consumer receivables acquired for liquidation	(23,660,000)	(12,766,000)	(36,426,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,083,000)	(112,000)	(1,195,000)
Impairments	(6,364,000)	—	(6,364,000)
Effect of foreign currency translation	—	1,011,000	1,011,000
Finance income recognized (1)	16,510,000	692,000	17,202,000

Balance, end of period	$136,440,000	$219,824,000	$356,264,000

Finance income as a percentage of collections	66.7%	5.4%	45.7%

(1)	Includes approximately $10.5 million derived from fully amortized portfolios.
Supplementary Information:
We do not anticipate collecting the majority of the principal amounts of the portfolios purchased. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the nine months ended June 30, 2010, we purchased portfolios with a face value of $155.7 million for an aggregate purchase price of $3.4 million.

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Nine months ended June 30, 2010	$3,177,000	$1,100,000
Three months ended June 30, 2010	$433,000	$152,000
Nine months ended June 30, 2009	$7,842,000	$2,525,000
Three months ended June, 2009	$1,195,000	$734,000
Portfolio Performance (1)
(Interest method portfolios only)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,525,000	—	$105,525,000	162%
2002	36,557,000	48,107,000	—	48,107,000	132%
2003	115,626,000	214,295,000	$641,000	214,936,000	186%
2004	103,743,000	183,123,000	348,000	183,471,000	177%
2005	126,023,000	210,096,000	6,640,000	216,736,000	172%
2006	163,392,000	243,395,000	13,977,000	257,372,000	158%
2007	109,235,000	87,606,000	27,939,000	115,545,000	106%
2008	26,626,000	36,543,000	2,165,000	38,708,000	145%
2009	19,127,000	16,978,000	10,735,000	27,713,000	145%
2010	3,043,000	2,802,000	1,177,000	3,979,000	131%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At June 30, 2010, our Leumi Credit Agreement and our Receivable Financing Agreement, all of which is variable debt, had an outstanding balance of $0.0 million and $93.5 million, respectively. A 25 basis-point increase in interest rates would have increased our interest expense for the nine month period ended June 30, 2010 by approximately $190,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.
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
b. Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-Q, we are not involved in any material litigation in which we are a defendant. There is, however, a matter with respect to a former significant servicer of the Company which filed for bankruptcy in December 2009. The Company has made certain claims with the receivership in an attempt to recover its files and funds in the receivership’s possession. Although it is premature to ascertain the outcome with any degree of certainty, the Company anticipates that it might cost between $0.2 million and $0.3 million to accomplish its objective.
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

ASTA FUNDING, INC.
(Registrant)

Date: August 12, 2010	By:	/s/ Gary Stern Gary Stern, Chairman, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Robert J. Michel Robert J. Michel, Chief Financial Officer
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