Form 10-K
period 2010-09-30
ASTA FUNDING INC
filed 2010-12-14
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $75,333,576 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 10, 2010, the registrant had 14,600,423 shares of Common Stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2010.

FORM 10-K

Caution Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 14 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”), is engaged in the business of purchasing, and managing for its own account:

•	Primary charged-off receivables consisting of accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	Semi-performing receivables consisting of accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators;

•	Performing receivables consisting of accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past; and

•	Distressed consumer receivables consisting of the unpaid debts of individuals to banks, finance companies and other credit and service providers.

A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

We operate solely in the United States in one reportable business segment.

Prior to purchasing a portfolio, we perform a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price which is intended to offer us an adequate return on our investment after servicing expenses. After purchasing a portfolio, we actively monitor performance and review and adjust our collection and servicing strategies accordingly.

We purchase receivables from credit grantors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We fund portfolios through a combination of internally generated cash flow and bank debt, if needed.

Our objective is to maximize our return on investment in acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department, third-party collection agencies, attorneys, or a combination of all three options.

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management will either (i) move certain receivables from one third-party collection agency or attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections, or (ii) sell portions of the portfolio accounts. Our internal collection unit, which currently employs approximately 40 collection-related staff, including senior management, assists us in benchmarking our third-party collection agencies and attorneys, and provides us with greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

We are a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. We were incorporated in New Jersey on July 7, 1994 and were reincorporated in Delaware on October 12, 1995, as the result of a merger with a Delaware corporation. We were formed as an affiliate of Asta Group, Incorporated (the “Family Entity”), an entity owned by Arthur Stern, our Chairman

Emeritus, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family, to purchase, at a small discount to face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we capitalized on our management’s more than 40 years of experience and expertise in acquiring and managing consumer receivable portfolios for the Family Entity. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of the Family Entity and a partner, purchased our first significant consumer receivable portfolio. Since then, the Family Entity ceased acquiring consumer receivable portfolios and, accordingly, does not compete with the Company.

Industry Overview

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is an industry that is driven by:

•	increasing levels of consumer debt;

•	increasing defaults of the underlying receivables; and

•	increasing utilization of third-party providers to collect such receivables.

Strategy

Although we are in a challenging economic period and an enhanced regulatory environment, our primary objective remains to utilize our management’s experience and expertise by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategies include:

•	managing the collection and servicing of our consumer receivable portfolios, including outsourcing a majority of those activities to maintain low fixed overhead;

•	selling accounts on an opportunistic basis, generally when our efforts have been exhausted through traditional collecting methods, or when we can capitalize on pricing during times when we feel the pricing environment is high; and

•	capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios as pricing, financing and conditions permit.

Because our purchases of new portfolios of consumer receivables has been reduced, we expect to see a corresponding reduction in finance income in future quarters and future years, to the extent we have not replaced our receivables acquired for liquidation. Instead, we focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will buy at the right price, where we believe the purchase will yield our desired rate of return.

We believe that, given our management’s experience and expertise, along with the fragmented yet growing market in which we operate, as we implement this short-term strategy, we will be in position to again grow our business when economic conditions stabilize.

Consumer Receivables Business

Receivables Purchase Program

We purchase bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard®, Visa® and private label credit card accounts, among other types of receivables.

In the past we have acquired, directly and indirectly, through the consumer receivable portfolios that we acquire, secured consumer asset portfolios, consisting primarily of receivables secured by automobiles.

We identify potential portfolio acquisitions on an ongoing basis through:

•	our relationships with industry participants, financial institutions, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	Other sources.

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $100,000 to approximately $15,000,000; however, we acquired one group of portfolios in March 2007 for $300 million (the “Portfolio Purchase”). As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid, with one of our third-party collection agencies, collection attorneys, or financing sources that assist in the acquisition of a portfolio and provides us with more favorable non-recourse financing terms or a discounted servicing commission. Current participation agreements include an approximate 50% sharing arrangement after we have recouped 100% of the cost of the portfolio purchase plus the cost of funds.

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

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold, through an electronic form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, management monitors the portfolio’s performance and uses this information in determining future buying criteria including pricing. An integral part of the acquisition process is the oversight by our Investment Committee. This committee, established in January 2008, must review and approve all investments above $1 million in value. Voting criteria are more stringent as the size of the investment increases. The current members of the committee are the Chairman Emeritus, the Chief Executive Officer, the Chief Financial Officer, and the Senior Vice President. As the Chairman Emeritus and Chief Executive Officer are related family members, at least one other officer must approve transactions.

After determining that an investment should yield an adequate return on our acquisition cost after servicing fees, including court costs, we use a variety of qualitative and quantitative factors to calculate the estimated cash flows. The following variables are analyzed and factored into our original estimates:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are states with better regulatory environments, better collection histories, and that are better suited to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows all of which factor into our cash flow analysis;

•	financial wherewithal of the seller;

•	jobs or property of the debtors within portfolios — this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain customer statements from the original issuer.

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys, through privately negotiated direct sales, and through auction-type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers for sourcing consumer receivable portfolios. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

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

Accounts returned to sellers for fiscal years 2010 and 2009 have been determined to be immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that can be returned to the seller.

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

VATIV, our wholly-owned subsidiary located in Sugar Land, Texas, provides bankruptcy and deceased account servicing. VATIV provides us with internal experience and proprietary systems in support of servicing our own bankruptcy and deceased accounts, while also affording us the opportunity to enter new markets for acquisitions in the bankruptcy and deceased account fields.

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

We presently outsource a significant amount of our receivable servicing to third-party collection agencies and attorneys. Our senior management typically determines the appropriate third-party collection agency and attorney based on the type of receivables purchased. Once a group of receivables is sent to a third-party collection agency or attorney, our management actively monitors and reviews the third-party collection agency’s and attorney’s performance on an ongoing basis. Our management receives detailed analyses, including collection activity and portfolio performance, from our internal servicing departments for the purpose of evaluating the results of the efforts of the third-party collection agencies and attorneys. Based on portfolio performance guidelines, our management will reassign certain receivables from one third-party collection agency or attorney to another if we believe such change will enhance collections.

At September 30, 2010 approximately 36% of our portfolios were serviced by five collection organizations. We have servicing agreements in place with these five collection organizations as well as all other third-party collection agencies and attorneys. These servicing agreements cover standard contingency fees and servicing of the accounts.

Operations

The Operations servicing division consists of the following units:

Collections

The Collection Department is responsible for making and receiving contact with and from consumers for the purpose of collecting upon the accounts contained in our consumer receivables portfolios. Collection efforts are specific to accounts that are not yet being serviced by our network of external agencies and attorneys. The Collection Department uses a friendly, customer service approach to collect on receivables and utilizes collection software, a dialer and telephone system to accomplish this goal. Each collector is responsible for:

•	Initiating outbound collection calls and handling incoming calls from the consumer. If a call is received for an account that has already been outsourced to a servicer; the collector relays the corresponding contact information and directs the customer to call the servicer directly.

•	Identifying the debt and iterating the benefits of paying the obligation.

•	Working with the customer to develop acceptable means of satisfying the obligation. The Collection Department (and our third party network of servicers) has the ability to tailor repayment plans that accommodate the situation of the obligor by considering components including their monthly budgets and employment status.

•	Offering (if necessary and based upon the individual situation) an obligor a discount on the overall obligation.

Additionally, the Collection Department utilizes a series of collection letters, late payment reminders and settlement offers that are sent out at specific intervals or at the request of a member of the Collection Department.

If the Collection Department cannot contact the customer by either telephone or mail, the account is skip traced through an automated process to obtain the most recent contact information for the debtor. This process employs usage of data supplied by a variety of third party databases. Once new contact information is obtained, the account is referred back to the Collections Department and collection activity is once again initiated.

Other members of the collection department are responsible for:

•	Coordinating customer inquiries and assisting the collection agencies in their processes, if needed.

•	Handling the repurchase process of ineligible accounts received from a Seller that may be included in a purchased portfolio.

•	Working with Buyers during the transition period and post-sale process.

•	Handling any issues that may arise once a purchased receivable portfolio is sold.

•	Reading incoming correspondence for accounts that are currently assigned to the Collection Department, ensuring the account is handled properly, taking the initial action required and forwarding to a collector and/or manager for follow up action.

Media

The Media Department is responsible for obtaining, storing and tracking the requests and subsequent receipt of ‘back-up’ documents associated with specific accounts. These documents are usually requested from the seller for the purpose of substantiating the debt if the debt is disputed by the consumer or is requested by our legal department. The Media Department is also responsible for reconciling and tracking expenses incurred by the aforementioned document requests and ensuring invoices are handled timely and any errors are corrected.

Disputes

The function of the dispute department is to handle any dispute received via mail, electronically or telephone. Once a dispute is communicated, the account is removed from the credit reports or reported as a dispute, investigated and resolution is obtained.

Correspondence

The purpose of the correspondence department is to review, document and scan into the system any written correspondence related to our accounts. The employees are also required to notify the Department to whom the correspondence is intended to ensure appropriate action is initiated.

Accounting and Finance

In addition to the customary accounting activities, the Accounting and Finance Department is responsible for:

•	Making daily deposits of debtor payments.

•	Posting payments to debtors’ accounts.

•	Providing senior management with daily, weekly and monthly receivable activity and performance reports.

Accounting and finance employees assist collection department employees in handling customer disputes relating to payment and balance information and handling the repurchase requests from companies to whom we have sold receivables. Additionally, the Accounting Department reviews the results of the collection of consumer receivable portfolios that are being serviced by third party collection agencies and attorneys.

Collections Represented by Account Sales

Certain collections represent account sales to other debt buyers to help maximize revenue and cash flows. We believe that our business model of not having a large number of collectors, coupled with a legal strategy which is focused on attempting to perfect liens and judgments against obligors, allows us the flexibility to sell accounts at prices that are attractive to us, and, just as important, sell the less desirable accounts within our collection portfolios. There are many factors that contribute to the decision as to which receivable to sell and which to service, including:

•	the age of the receivable;

•	the status of the receivable — whether paying or non-paying; and

•	the selling price.

Net collections represented by account sales for the fiscal years ended September 30, 2010, 2009 and 2008 were $3.5 million, $8.7 million and $20.4 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2010, 2009 and 2008 were 3.4%, 5.9% and 9.8%, respectively.

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

Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to the credit and capital markets. We believe that no individual competitor or group of competitors has a dominant presence in the market.

We compete in the marketplace for consumer receivable portfolios based on many factors, including:

•	purchase price;

•	representations, warranties and indemnities requested;

•	timeliness of purchase decisions; and

•	reputation.

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

Government Regulation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as corporate governance, “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

Our business is subject to extensive federal and state regulations. The relationship of a consumer and a creditor is extensively regulated by federal, state and local laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act, as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculation methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to request that billing errors be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to comply with applicable laws could create claims and rights of offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

In order to comply with the forging laws and regulations, we provide a comprehensive development training program for our new collection/dispute department representatives and on-going training for all collection/dispute department associates. All collection and dispute representatives are tested annually on their knowledge of the FDCPA and other applicable laws. Account representatives not achieving our minimum standards are required to complete a FDCPA review session and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to all our account representatives.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition, and Government regulations may limit our ability to recover and enforce the collection of our receivables. Additional laws or amendments to existing laws, may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws or amendments may adversely affect our ability to collect the receivables.

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

Employees

As of September 30, 2010, we had 102 full-time employees. We are not a party to any collective bargaining agreements.

Our web address is www.astafunding.com. Copies of our Form 10-Ks, 10-Qs, 8-Ks, amendments thereto, and other additional information reports which we file with or furnish to the SEC, are available on our website as soon as reasonably practical after filing electronically with the SEC. No part of the Asta Funding, Inc. web site is incorporated by reference into this report.

Item 1A.	Risk Factors.

Note Regarding Risk Factors

You should carefully consider the risk factors below in evaluating the Company. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and shareholders might lose all or part of their investment. The risk factors presented below are those which we currently consider material. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	increased cost of operations due to greater regulatory oversight, supervision and compliance with consumer debt issuance and collection practices;

•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

The Act establishes a Bureau of Consumer Financial Protection (the “Bureau”) that will assume broad regulatory powers over debt collectors and virtually all other “covered persons” who have any connection to consumer financial products or services. The Bureau will have exclusive rule-making authority with respect to all significant federal statutes that impact the collection industry, including the FDCPA, the Fair Credit Reporting Act (“FCRA”), and others. This means, for example, that the Bureau will have the ability to pass rules and regulations that interpret any of the provisions of the FDCPA, potentially impacting all facets of the collection channel. Federal agencies, including the Bureau, will have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

At this time, it is not possible or practical to attempt to provide a comprehensive analysis of how these new laws and regulations will impact debt collectors. The full extent of that impact probably will not be known for a year or more, when the Bureau begins to implement regulations.

We expect that we will be required to invest significant management attention and resources to evaluate and make any changes to our policies and procedures necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act, the affect such regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse affect on our business, results of operations, cash flows or financial condition.

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

•	The Fair Debt Collection Practices Act;

•	The Federal Trade Commission Act;

•	The Truth-In-Lending Act;

•	The Fair Credit Billing Act;

•	The Equal Credit Opportunity Act;

•	The Fair Credit Reporting Act;

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	The Financial Privacy Rule;

•	The Safeguards Rule;

•	Telephone Consumer Protection Act;

•	Health Insurance Portability and Accountability Act (“HIPAA”)/Health Information Technology for Economical and Clinical Health Act (“HITECH”);

•	U.S. Bankruptcy Code; and

•	Credit Card Accountability Responsibility and Disclosure Act of 2009.

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

To operate profitably, we must continually acquire a sufficient amount of distressed consumer receivables to generate continued revenue. Our buying activities during fiscal year 2010, 2009 and the last three quarters of fiscal year 2008 slowed dramatically. As the economic environment deteriorated, we felt that pricing of portfolios had not fallen enough to offset the decline in ultimate collections. Accordingly, our purchases of receivables in 2010 were $8.0 million, compared to $19.6 million in 2009 and $49.9 million in 2008. In part, this led to our net cash collections in fiscal 2010 decreasing $45.5 million, or 30.9% from $147.4 million in fiscal year 2008 to $101.9 million in fiscal year 2010. Further, of those collections$34.3 million for fiscal year 2010 , $40.7 million for fiscal year 2009 and $45.3 million for fiscal period 2008 came from zero basis portfolios (whose carrying value has been reduced to zero). Our decreased level of buying new portfolios during 2010, 2009 and 2008 will likely result in future reduced net cash collections in 2011 and slow the growth of our future revenues and operating results. Furthermore, we cannot predict how our ability to identify and purchase receivables, and evaluate the quality of those receivables, would be affected if there is a shift in consumer lending practices whether caused by changes in regulations or by a sustained economic downturn.

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

Because fixed costs, such as personnel costs, constitute a significant portion of our overhead, we may be required to reduce the number of employees if we do not continually purchase receivables acquired for liquidation. Reducing the number of employees can affect our business adversely and lead to:

•	lower employee morale, higher employee attrition rates, and fewer experienced employees;

•	disruptions in our operations and loss of efficiency in collection functions;

•	excess costs associated with unused space in collection facilities; and

•	further reliance on our third party collection agencies and attorneys.

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

We have risks associated with our purchase of $6.9 billion in face value of receivables purchased for $300 million in March 2007 (the “Portfolio Purchase”) which has not met our expectations and has and may continue to adversely impact our financial position and results of operations.

Since the inception of the Portfolio Purchase financed by the Receivables Financing Agreement, the Receivables Financing Agreement has been modified four times due to collections not meeting our expectations. The Portfolio Purchase has not met our expectations, and the shortfall has been exacerbated by the general economic down turn. We have recorded impairments on the Portfolio Purchase totaling $97.2 million ($30.3 million in fiscal year 2008, $53.9 million in fiscal year 2009, and $13.0 million in fiscal year 2010). The Portfolio Purchase was transferred to the cost recovery method effective with the third quarter of fiscal year 2008, as collections became increasingly more difficult to predict. Accordingly, we will recognize finance income only after we recover the carrying value of the asset. As a result, finance income since April 1, 2008 has been and will continue to be negatively impacted. There can be no assurance as to when or if the current carrying value will be recovered. Further, all cash collections from the Portfolio Purchase are used to repay our loan under the Receivable Financing Agreement.

There is no assurance that we will realize the full value of the deferred tax asset.

Although the carry forward period for income taxes is up to twenty years, such allowance period is outside a reasonable period to forecast full realization of the deferred tax asset. We continually monitor forecast information to ensure the valuation allowance is appropriate.

With portfolios classified under the interest method, our projections of future cash flows from our portfolio purchases may prove to be inaccurate, which could result in reduced revenues or the recording of impairment charges if we do not achieve the collections forecasted by our model.

We use qualitative and quantitative analyses to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced and we may be required to record additional impairment charges, which would result in a reduction of our earnings. We recorded impairment charges of $13.0 million, $183.5 million, and $53.2 for the years ended September 30, 2010, 2009 and 2008, respectively.

We use estimates for recognizing finance income on a portion of our consumer receivables acquired for liquidation and our earnings would be reduced if actual results are less than estimated.

We utilize the interest method of revenue recognition for determining a portion of our finance income recognized, which is based on projected cash flows that may prove to be less than anticipated and could lead to reductions in revenue or additional impairment charges under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments, and loss provision. Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR, if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. Any reduction in our earnings resulting from such a write down could materially adversely affect our stock price.

As the mix of our portfolios has shifted to the cost recovery method, there is a negative impact on finance income as no finance income is recognized on the cost recovery portfolios until the carrying value has been recovered.

Historically, we have utilized the interest method to recognize finance income on most consumer receivable portfolios purchased. As the economy has impacted our business, making collections more unpredictable, we have transferred portfolios from the interest method to the cost recovery method, which delays the recognition of finance income until the carrying value has been fully recovered.

We may not be able to collect sufficient amounts on our consumer receivable portfolios to recover the costs associated with the purchase of those portfolios and to fund our operations.

We acquire and collect on consumer receivable portfolios that contain charged-off, semi-performing, and performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our purchase costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

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

Our ability to recover the purchase costs on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios, and achieve future growth and profitability may be materially adversely affected.

We are subject to competition for the purchase of consumer receivable portfolios which could result in an increase in the prices of such portfolios.

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

We are dependent upon third parties who we do not control to service a significant portion of our consumer receivable portfolios. The loss of certain servicers could have a material adverse effect on our financial position and results of operation.

Although we utilize our in-house collection staff to initiate the collection process to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third party collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the debtors to our new third party collection agencies and attorneys promptly in the event our agreements with our third party collection agencies and attorneys are terminated, our third party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third party collection agencies and attorneys adversely change. As 36% of our portfolios are serviced by five organizations, we are dependent on their efforts to maximize collections.

The current economic environment has had adverse effects on others in this industry; certain third parties providing services to us have filed for bankruptcy protection which has delayed collections.

The current economic environment has had an adverse effect on others in our industry. One of our five most significant third party servicers filed a bankruptcy proceeding and has been liquidated. We took decisive steps in that servicer’s bankruptcy proceeding and with permission of the bankruptcy courts, moved all debtor accounts to other third party collection unit. with whom we have experience. In addition, a law firm used by the bankrupt servicer also filed for bankruptcy and has closed. All accounts serviced by this law firm have also been transferred to similar third party collection units. The replacement servicer will be taking steps to arrange for the substitution of counsel. Notwithstanding the efforts of various parties to provide for a conversion of the accounts to the new servicer, these occurrences could interfere with the collection of certain of our portfolios including the ability of judgment debtors to identify the Company, the new servicer or new counsel as the parties to whom they should direct payments. In addition, representatives of creditors of the insolvent servicer and troubled law firm may endeavor to assert claims with respect to portfolios that those companies relinquish including our accounts.

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

We have an ongoing dispute with one of our significant third party servicers regarding certain provisions in the servicing agreement. We contend that there are amounts due to us under a profit-sharing arrangement. The servicer has acknowledged the profit sharing arrangement but disagrees with the calculation of the amount owed. Additionally, the servicer has asserted that we owe the servicer certain amounts with regard to a portfolio sale and court costs allegedly incurred by the servicer and not paid to the servicer by us. We continue to negotiate a settlement for these items and we continue to work with this servicer and receive collections from them. We do not believe the final settlement will have an adverse material effect on the Company.

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

Gary Stern, our Chairman, President and Chief Executive Officer, Robert J. Michel, our Chief Financial Officer, and Mary Curtin, our Senior Vice President, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. As of January 2009, Arthur Stern, former Chairman of the Board of Directors, now Chairman Emeritus, stepped down as an employee of the Company. Mr. Stern continues to serve on the Board and consults with our executives. Significant losses of the services of our executive officers or the inability to replace our officers with individuals who have experience in the industry or with the Company could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

The Stern family effectively controls the Company, substantially reducing the influence of our other stockholders.

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of a minor child of Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern and Barbara Marburger), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, own, in the aggregate, approximately 26.7% of our outstanding shares of common stock. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

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

Current economic conditions have had a significant impact on our ability to sell accounts.

As part of our historic business model, we have sold accounts on an opportunistic basis. Our ability to sell accounts has been limited in 2010 and 2009 and may be limited in the future. Net collections represented by account sales for 2010 were only $3.5 million, compared to $8.7 million and $20.4 million in 2009 and 2008, respectively. Collections represented by account sales as a percentage of total collections were 3.4% in 2010, compared to 5.9% and 9.8% in 2009 and 2008, respectively. We had launched a sales effort to enhance cash flow and pay debt, particularly from the Portfolio Purchase, but sales have been slower than expected due to a variety of factors, including a slow resale market, similar to the decrease in pricing we are seeing in general, as well as lack of supporting documentation (media) and validation of the Portfolio Purchase accounts.

An unfavorable government review of our tax returns could adversely affect our operating results.

Our tax filings are subject to review or audit by the IRS and state and local taxing authorities. In April 2010, we received notification from the IRS that our 2008 and 2009 federal income tax returns will be audited. This audit is currently in progress. The IRS examinations of our federal tax returns could result in significant proposed adjustments. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

Negative press regarding the debt collection industry may have a negative impact on a debtor’s willingness to pay the debt we acquire.

Consumers are exposed to information from a number of sources that may cause them to be more reluctant to pay their debts or to pursue legal actions against us. On-line, print and other media publish stories about the debt collection industry which cite specific examples of abusive collection practices. These stories can lead to the rapid dissemination of the story, adding to the level of exposure to negative publicity about our industry. Various Internet sites are maintained where consumers can list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle the situation. Advertisements by debt relief attorneys and credit counseling centers are becoming more common, adding to the negative attention given to our industry. As a result of this negative publicity, debtors may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. These actions could impact our ability to collect on the receivables we acquire and affect our revenues and profitability.

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

We may seek to grow the Company through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

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

Our success depends, in part, on sophisticated telecommunications and computer systems. The temporary loss of our computer or telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems would interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party collection agencies and attorneys who also may be adversely affected in the event of an outage in which the third-party collection agencies and attorneys do not have adequate backup arrangements. Any interruption in our operations or our third-party collection agencies’ and attorneys’ operations could have an adverse effect on our results of operations and financial condition. However, we are in the process of implementing a disaster recovery program which would mitigate this risk.

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

Future sales of our common stock by members of the Stern Family or other shareholders may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 14,600,423 shares of common stock issued and outstanding as of December 3, 2010. Of these shares, 3,897,322 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended, subject to the volume limitations set forth in Rule 144. The remainder of our outstanding shares are freely tradable. In addition, options to purchase approximately 922,039 shares of our common stock were outstanding as of September 30, 2010, of which 792,377 were vested. In certain cases, the exercise prices of such options were higher than the current market price of our common stock. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2010, there were 1,041,468 shares available for such purpose with such shares available under the Equity Compensation Plan and the 2002 Stock Option Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

In the past, the Company’s Chairman Emeritus, Arthur Stern and President and Chief Executive Officer, Gary Stern have adopted prearranged stock trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. While no such plans are in effect at present, significant sales by the Stern family could have an adverse effect on market price for our common stock.

We have the ability to issue preferred shares, warrants, convertible debt and other securities without shareholder approval which could dilute the relative ownership interest of current shareholders and adversely effect our share price.

Future sales of our equity-related securities in the public market, including sales of our common stock pursuant to our shelf-registration statement, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our articles of incorporation permit our Board of Directors to issue preferred shares without first obtaining shareholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to the common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common shareholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate federal and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system. It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant. The most direct impact is likely to be an increase in energy costs, which would increase slightly our operating costs, primarily through increased utility costs. In addition, increased energy costs could impact consumers and their ability to incur and repay indebtedness. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

We have not received any written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission which were issued 180 days or more preceding September 30, 2010 and that remain unresolved.

Item 2.	Properties.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 14,700 square feet of general office space for approximately $20,000 per month, plus utilities. The lease expires on July 31, 2015, with a two-year renewal option.

Our office in Sugar Land, Texas occupies approximately 3,600 square feet of general office space for approximately $7,000 per month. The lease expires February 28, 2011. The Company is currently exploring leasing options beyond that date.

We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this report, we were not involved in any material litigation.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 15, 2000, our common stock has been quoted on the NASDAQ National Market system under the symbol “ASFI.” On November 30, 2010 there were 28 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2008 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low

2009
October 1, 2008 to December 31, 2008	$10.08	$1.79
January 1, 2009 to March 31, 2009	2.75	1.00
April 1, 2009 to June 30, 2009	6.36	2.45
July 1, 2009 to September 30, 2009	9.24	4.90

2010
October 1, 2009 to December 31, 2009	$8.49	$6.53
January 1, 2010 to March 31, 2010	8.10	6.00
April 1, 2010 to June 30, 2010	10.03	7.05
July 1, 2010 to September 30, 2010	10.02	7.07

Dividends

During the year ended September 30, 2010, we declared quarterly cash dividends aggregating $1,161,000 ($0.02 per share, per quarter). During the year ended September 30, 2009, we declared quarterly cash dividends aggregating $1,142,000 ($0.02 per share, per quarter). Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON OCT. 1, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2010

Comparison of cumulative total return of one or more companies, peer groups, industry indexes, and/or broad markets

	Period Ending
Company/Index/Market	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
ASTA FUNDING, INC.	$100.00	$125.36	$128.70	$23.88	$26.35	$26.87

NASDAQ MARKET INDEX	$100.00	$105.83	$127.44	$99.42	$101.93	$114.78

PEER GROUP INDEX	$100.00	$84.28	$72.59	$42.45	$41.84	$56.39

The customer selected stock group is currently comprised of:

CompuCredit Corporation
Encore Capital Group, Inc.
NCO Group, Inc. (through 2006)
Portfolio Recovery Associates, Inc.

Item 6.	Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2010. The selected financial data for the five fiscal years ended September 30, 2010, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere, and Item 7. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Operations Statement Data:
Finance income	$45,631	$70,156	$115,295	$138,356	$101,024
Other income	218	199	255	2,406	955

Total revenue	45,849	70,355	115,550	140,762	101,979

Costs and expenses:
General and administrative	23,211	25,915	29,561	25,450	18,268
Interest expense	4,368	8,452	17,881	18,246	4,641
Impairments	13,029	183,500	53,160	9,097	2,245

Total expenses	40,608	217,867	100,602	52,793	25,154

Income (loss) before income taxes	5,241	(147,512)	14,948	87,969	76,825
Provisions (benefit) for income taxes	2,112	(56,787)	6,119	35,703	31,060

Net income (loss)	$3,129	$(90,725)	$8,829	$52,266	$45,765

Basic net income (loss) per share	$0.22	$(6.36)	$0.62	$3.79	$3.36

Diluted net income (loss) per share	$0.22	$(6.36)	$0.61	$3.56	$3.13

	2010	2009	2008	2007	2006
	(In millions)
Other Financial Data:
For the Year ended September 30,
Cash collections	$101.9	$147.4	$208.0	$281.8	$214.5
Portfolio purchases, at cost	8.0	19.6	49.9	440.9	200.2
Portfolio purchases, at face	269.1	577.0	1,456.1	10,891.9	5,194.0
Return on average assets(1)	1.1%	(23.5)%	1.7%	12.0%	19.6%
Return on average stockholders’ equity(1)	2.0%	(44.8)%	3.6%	24.8%	27.8%
Dividends declared per share(2)	$0.08	$0.08	$0.16	$0.16	$0.56
At September 30,
Total assets	259.2	290.8	481.1	580.3	287.8
Total debt	94.9	130.9	221.7	326.5	82.8
Total stockholders’ equity	161.9	157.4	247.9	237.5	184.3
Inception to date — September 30,
Cumulative aggregate purchases, at face	31,896.0	31,626.9	31,049.9	29,593.8	18,701.9

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

(2)	Includes a special dividend of $0.40 per share in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described above under Item 1A “Risk Factors” and below under “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements. Unless the context otherwise requires, the terms “we”, “us”, “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.

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

We account for our investment in finance receivables using the interest method under the guidance of ASC 310. Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

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

As a result of the a challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 we extended our time frame of the expectation of recovering 100% of our invested capital to a 24 -39 month period from an 18-28 month period, and the expectation of recovering 130-140% over 7 years from the previous 5 year expectation. The 2009 time frame of expectations has remained in force for fiscal year 2010. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for on the interest method. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

We use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no finance income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as finance income when received.

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

	Years Ended September 30,
	2010	2009	2008

Finance income	99.5%	99.7%	99.8%
Other income	0.5%	0.3%	0.2%

Total revenue	100.0%	100.0%	100.0%

General and administrative expenses	50.7%	36.8%	25.6%
Interest expense	9.5%	12.0%	15.5%
Impairments	28.4%	261.1%	46.0%

Income (loss) before income taxes	11.4%	(209.9)%	12.9%
Provision (benefit) for income taxes	4.6%	(80.8)%	5.3%

Net income (loss)	6.8. %	(129.1)%	7.6%

Year Ended September 30, 2010 Compared to the Year Ended September 30, 2009

Finance income.  For the year ended September 30, 2010, finance income decreased $24.6 million or 35.0% to $45.6 million from $70.2 million for the year ended September 30, 2009. Finance income has decreased primarily due to the lower level of portfolio purchases over the last two years and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. The average outstanding level of consumer receivable accounts acquired for liquidation decreased from $328.6 million for the fiscal year ended September 30, 2009 to $177.6 million for fiscal year ended September 30, 2010, reflecting a reduced level of portfolio purchases and the recognition of impairments in the fourth quarter of fiscal year 2010 of approximately $13.0 million. In addition, we recorded $143.7 million in impairments in the second half of fiscal year 2009. During the fiscal year ended September 30, 2010, we acquired $269.1 million in face value of new portfolios at a cost of $8.0 million as compared to $577.0 million of face value portfolios at a cost $19.6 million, during the fiscal year ended September 30, 2009. Finance income recognized from fully amortized portfolios (zero basis revenue) was $34.3 million and $40.7 million for the years ended September 30, 2010 and 2009, respectively.

Net collections decreased $45.5 million or 30.9% to $101.9 million for the fiscal year ended September 30, 2010, from $147.4 million for the fiscal year ended September 30, 2009. During fiscal year 2010, gross collections decreased 29.8% to $157.6 million from $224.5 million for fiscal year 2009, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $21.5 million or 27.8% as compared to the same period in the prior year and averaged 35.3% of collections for the fiscal year ended September 30, 2010 as compared to 34.3% in the same prior year period.

Further, as we have curtailed our purchases of new portfolios of consumer receivables in the last three fiscal years, finance income was negatively impacted and we expect will continue to be negatively impacted going forward since we have not been replacing our receivables acquired for liquidation. Instead, we have focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will be buyers at the right price, where we believe the purchase will yield our desired rate of return. There were no accretable yield adjustments recorded during the fiscal years ended September 30, 2010 and 2009.

Other income.  Other income of $218,000 and $199,000 for the fiscal year ended September 30, 2010 and 2009, respectively, consisted primarily of service fee income and interest income from banks.

General and administrative expenses.  For the year ended September 30, 2010, general and administrative expenses decreased $2.7 million or 10.4% to $23.2 million from $25.9 million for the year ended September 30, 2009. Lower general and administrative expenses is due primarily to the closing of the Pennsylvania call center in February 2009, lower collection expenses, primarily the discontinuation in May 2009 of the $275,000 monthly management fee paid to a significant servicer relative to the Portfolio Purchase, and lower telephone expense and professional fees. We have improved the efficiency of the telephone collection management system , which reduced costs without a significant impact on the results from the volume of calls.

Interest expense.  For the year ended September 30, 2010, interest expense decreased $4.1 million or 48.3% to $4.4 million from $8.5 million during the year ended September 30, 2009. The decrease was due to the repayment of the outstanding borrowings under our line of credit and the reduction of our Receivables Financing Agreement (described below under the caption “Receivables Financing Agreement”) loan balance during the year ended September 30, 2010, as compared to the year ended September 30, 2009. Additionally, the average interest rate during the year ended September 30, 2010 on the Receivable Financing Agreement was 3.77% as compared to 4.82% during the year ended September 30, 2009. The rate on the subordinated debt — related party was increased from 6.25% to 10.0% during fiscal year 2010; however, the principal balance was paid down to $4.4 million during fiscal year 2010 from $8.2 million at September 30, 2009. The average outstanding borrowings decreased from $168.1 million to $112.9 million for the years ended September 30, 2009 and 2010, respectively.

Impairments.  Impairments of $13.0 million were recorded by us during the year ended September 30, 2010 as compared to $183.5 million for the year ended September 30, 2009. The impairment recorded in fiscal year 2010 was related to the Portfolio Purchase. During fiscal year 2010 a significant servicer of accounts of the Portfolio

Purchase declared bankruptcy which caused a delay in collections as accounts were transferred to other servicers. Although we believe value remains in the Portfolio Purchase, the delay has impacted projections of collections of the Portfolio Purchase. Included in the fiscal year 2009 impairments is approximately $108.5 million related to the interest method portfolios and $75.0 million related to cost recovery method portfolios, including $53.9 applied to the Portfolio Purchase. For the interest method portfolios, relative collections with respect to our expectations were deteriorating and this deterioration was confirmed by our third party collection agencies and attorneys. The deterioration, which had impacted us throughout the year, became more significant during the fourth quarter of the fiscal year ended September 30, 2009. In fiscal year 2010, the entire impairment which was determined by us in connection the preparation of our year end financial statements, was taken in the fourth quarter and related to the Portfolio Purchase resulting in a write down to net realizable value of $91.8 million at September 30, 2010.

Income tax expense (benefit) — Income tax expense for fiscal year 2010 of $2.1 million consists of a current tax benefit of $3.2 million and a deferred tax expense of $5.3 million. Included in the deferred tax expense is a $5.6 million true up of federal income taxes from fiscal year 2009. Upon the completion of our Federal tax return for fiscal year 2009 and the application for the tax refund completed earlier in the second quarter, the Federal tax refund estimate of $46 million was revised upward to approximately $52 million which caused the $5.6 million true up in the current year. This change was due to a combination of applying the Federal tax net operating loss carryback and the recognition of the benefit of the state net operating loss carryforwards for federal tax purposes, and other timing differences applied to the current year tax return. These adjustments did not affect the statement of operations and yielded a net adjustment between the federal income tax receivable and the deferred tax asset.

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

Net income (loss).  For the year ended September 30, 2010, net income increased $93.9 million to $3.1 million from a $90.7 million loss for the year ended September 30, 2009, primarily reflecting decreased impairments and other expenses, partially offset by reduced finance income and higher income taxes. Net income per diluted share for the year ended September 30, 2010 increased $6.58 per diluted share to $0.22 per diluted share from ($6.36) per diluted share for the year ended September 30, 2009.

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

Other income.  Other income of $199,000 and $255,000 for the fiscal year ended September 30, 2009 and 2008, respectively, consisted primarily of service fee income and interest income from banks.

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

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired. Our primary uses of cash include repayments of debt, purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past, we have relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.

Leumi Credit Agreement

On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Leumi Credit Agreement which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI and a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family, of cash and securities with a value of 133% of the loan commitment. There are no financial covenant restrictions in the Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was used to reduce to zero the remaining balance of the IDB Credit Facility described below. The Leumi Credit Agreement is the current senior facility of the Company. The Leumi Credit Agreement balance was reduced to zero in January 2010; however, the $6 million of availability remains. We are currently working with our bank on a new credit facility with a larger credit limit.

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008 and February 2009, with the Bank of Montreal (“BMO”) in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and provided for an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contained cross default provisions related to the IDB Credit Facility. This cross default could only occur in the event of a non-payment in excess of $2.5 million of the IDB Credit Facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

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

On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 30, 2014, (ii) reduces the minimum monthly total payment to $750,000, (iii) accelerates the Company’s guarantee credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment, (iv) eliminates the Company’s limited guarantee of repayment of the loans outstanding by Palisades XVI, and (v) revises the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty discussed under the Fourth Amendment, was eliminated upon signing the Termination Agreement.

On September 30, 2010 and 2009, the outstanding balance on the Receivable Financing Agreement loan was approximately $90.5 million and $104.3 million, respectively. The average interest rate of the Receivable Financing Agreement was 3.77% and 4.82% for the twelve month periods ended September 30, 2010 and 2009, respectively. We were in compliance with all covenants at September 30, 2010 and through all reporting periods through the date of this report.

IDB Credit Facility

The Eighth Amendment to the IDB Credit Facility entered into on July 10, 2009 provided for an initial $40 million line of credit from the Bank Group for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility provided for interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all assets of the Company other than the assets of Palisades XVI and contained financial and other covenants. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB Credit Facility was repaid on December 14, 2009. The balance of IDB Credit Facility was $18.3 million on September 30, 2009.

Subordinated Debt — Related Party

On April 29, 2008, we obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company and is beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan, originally in the aggregate principal amount of $8,246,000, currently accrues interest at a rate of 10.0% per annum, is payable interest only each quarter until maturity on December 31, 2010, subject to repayment in full of the Company’s loan facility.

The Family Entity loan was extended in December 2009 to December 31, 2010 with a new interest rate (effective January 2010) of 10.0% per annum (formerly the rate was 6.25%). On January 27, 2010, the Company repaid approximately $860,740 of the subordinated loan, delivering approximately $787,500 to the Family Entity, which, the Family Entity delivered its portion of the loan payment to Gary Stern, who used the proceeds to exercise the 300,000 stock options awarded him in 2000. We made additional loan repayments of $1.5 million each on February 17, 2010 and March 26, 2010. The subordinated loan balance was approximately $4.4 million and $8.2 million as of September 30, 2010 and 2009, respectively. On November 16, 2010, we made an additional $2.0 million loan repayment to the Family Entity, reducing the loan balance to $2.4 million.

The subordinated loan was incurred by us to resolve certain issues with a significant servicer. Proceeds of the subordinated loan were used to reduce the balance due on our line of credit with the IDB Bank Group on June 13, 2008. This facility was secured by substantially all of the assets of the Company and its subsidiaries, other than the assets of Palisades XVI.

Cash Flow

As of September 30, 2010, our cash increased $81.8 million to $84.2 million from $2.4 million at September 30, 2009. The increase in cash was primarily the result of receiving a $52.7 million tax refund paying off the senior debt and reduced portfolio purchases.

Net cash provided by operating activities was $68.7 million during the fiscal year ended September 30, 2010, compared to net cash provided by operating activities of $32.9 million for the fiscal year ended September 30, 2009. The increase was primarily due to receipt of a $52.7 million tax refund in June 2010, partially offset by lower net income, adjusted for non-cash items. Net cash provided by investing activities was $48.1 million during the fiscal year ended September 30, 2010, as compared to net cash provided by investing activities of $57.0 million during the fiscal year ended September 30, 2009. The decrease was primarily due to lower collections of consumer receivables acquired for liquidation, partially offset by the decrease in the purchase of consumer receivables acquired for liquidation during the year ended September 30, 2010 as compared to the same period. Net cash used in financing activities was $35.0 million during the fiscal year ended September 30, 2010, as compared to cash used in financing activities of $91.1 million in the prior period. The increase was primarily due to a smaller pay down of debt during the fiscal year ended September 30, 2010 compared to the prior period. The IDB credit facility was paid down $66.6 million during the fiscal year ended September 30, 2009; however, only $18.3 million remained to be paid off in the current fiscal year.

Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our debt facilities, purchase of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid if approved by the Board of Directors. Acquisitions have been financed primarily through cash flows from operating activities and a credit facility. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to purchase portfolios and operate the business. However, as the collection environment remains challenging, we may seek additional funding.

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. Accordingly, we filed a $100 million shelf registration statement with the SEC which was declared effective during the third quarter of 2010. As of the date of this report, we have not issued any securities under this registration statement. The outcome of any future transaction(s) is subject to market conditions. In addition, due to these opportunities, we continue to work with our current bank group and others on a new and expanded loan facility.

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

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years:

Payments Due By Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long Term Debt Obligations	$90,483,000	$17,950,000	$27,000,000	$45,533,000	$—
Operating Lease Obligations	$1,176,000	$270,000	$709,000	$197,000	—
Subordinated Debt	$4,386,000	$4,386,000	—	—	—
Total	$96,045,000	$22,606,000	$27,709,000	$45,730,000	—

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(In millions)

Balance at beginning of period	$208.3	$449.0	$545.6	$257.3	$172.7
Acquisitions of finance receivables, net of buybacks	8.0	19.6	49.9	440.9	200.2
Cash collections from debtors applied to principal(1)(2)	(55.1)	(69.1)	(81.7)	(114.4)	(90.4)
Cash collections represented by account sales applied to principal(1)	(1.2)	(8.1)	(11.0)	(29.1)	(23.0)
Impairments/Portfolio write down	(13.0)	(183.5)	(53.2)	(9.1)	(2.2)
Effect of foreign exchange	—	0.4	(0.6)	—	—

Balance at end of period	$147.0	$208.3	$449.0	$545.6	$257.3

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

(2)	In 2007, includes put backs of purchased accounts returned to the seller totaling $5.5 million. Put backs are considered not material for all other years presented.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2010	2009	2008
	(In millions)

Aggregate Purchase Price	8.0	$19.6	$49.9
Aggregate Portfolio Face Amount	269.1	577.0	1,605.1

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

Schedule of Portfolios by Income Recognition Category

	September 30, 2010		September 30, 2009		September 30, 2008
	Cost	Interest	Cost	Interest	Cost	Interest
	Recovery	Method	Recovery	Method	Recovery	Method
	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios	Portfolios
	(In millions)

Original Purchase Price (at period end)	$442.5	$780.5	$442.2	$772.8	$405.9	$789.5
Cumulative Aggregate Managed Portfolios (at period end)	13,913.3	17,966.2	13,884.5	17,725.9	12,053.4	18,980.0
Receivable Carrying Value (at period end)	100.7	46.3	137.6	70.6	245.5	203.5
Finance Income Earned (for the respective period)	1.7	43.9	2.5	67.7	1.2	114.0
Total Cash Flows (for the respective period)	26.0	75.9	47.0	100.4	24.9	183.0

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Year	Sales	Recognized

2010	$3,485,000	$2,272,000
2009	8,662,000	3,085,000
2008	20,395,000	9,361,000

Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on interest method portfolios on an annual vintage basis since October 1, 2001 through September 30, 2010.

					Total
		Net Cash			Estimated
		Collections	Estimated	Total	Collections
Purchase	Purchase	Including	Remaining	Estimated	as a Percentage
Period	Price(2)	Cash Sales(3)	Collections(4)	Collections(5)	of Purchase Price

2001	$65,120,000	$105,549,000	—	105,549,000	162%
2002	36,557,000	48,149,000	—	48,149,000	132%
2003	115,626,000	215,257,000	434,000	215,691,000	187%
2004	103,743,000	184,220,000	270,000	184,490,000	178%
2005	126,023,000	212,299,000	5,675,000	217,974,000	173%
2006	163,392,000	246,740,000	11,686,000	258,426,000	158%
2007	109,235,000	90,252,000	25,331,000	115,583,000	106%
2008	26,626,000	38,572,000	1,753,000	40,325,000	151%
2009	19,127,000	19,461,000	9,466,000	28,927,000	151%
2010	7,698,000	3,690,000	6,987,000	10,677,000	139%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

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

For the year ended September 30, 2010, we recognized finance income of $1.7 million under the cost recovery method because we collected $1.7 million in excess of our purchase price on certain of these portfolios. In addition, we earned $43.9 million of finance income under the interest method based on actuarial computations which, in turn, are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2010, we purchased portfolios with an aggregate purchase price of $8.0 million with a face value (gross contracted amount) of $269.1 million.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2010, 2009 and 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2010, our Receivables Financing Agreement, all of which is variable rate debt, had an outstanding balance of $90.5 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by approximately $250,000 based on the average debt obligation outstanding during the fiscal year. We do not currently invest in derivative, financial or commodity instruments.

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

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended September 30, 2010 was carried out by us under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, the Company concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

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

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of September 30, 2010 and their report dated December 14, 2010 is included in this Item 9A.

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Asta Funding, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2010, and our report dated December 14, 2010, expressed an unqualified opinion.

/s/  Grant Thornton LLP

New York, New York
December 14, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Information contained under the caption “Directors, Executive Officers, and Corporate Governance” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2011, is incorporated by reference in response to this Item 10.

Item 11.	Executive Compensation.

Information contained under the caption “Executive Compensation” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2011, is incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2011, is incorporated by reference in response to this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information contained under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement, to be filed with the Commission on or before January 28, 2011, is incorporated by reference in response to this Item 13.

Item 14.	Principal Accounting Fees and Services.

Information contained under the caption “Principal Accounting Fees and Services” in our definitive Proxy Statement to be filed with the Commission on or before January 28, 2011 is incorporated by reference in response to this Item 14.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit
Number

3.1	Certificate of Incorporation.(1)
3.2	Amendment to Certificate of Incorporation(3)
3.3	By laws.(2)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)
10.2	Asta Funding, Inc. 2002 Stock Option Plan(3)
10.3	Asta Funding, Inc. Equity Compensation Plan(6)
10.4	Third Amended and Restated Loan and Security Agreement dated May 11, 2004, between the Company and Israel Discount Bank of NY(5)
10.5	Fourth Amended and Restated Loan and Security Agreement dated July 10, 2006, between the Company and Israel Discount Bank of NY(7)
10.6	Reserved

Exhibit
Number

10.7	Receivables Finance Agreement dated March 2, 2007 between the Company and the Bank of Montreal(10)
10.8	Subservicing Agreement between the Company and the Subservicer dated March 2, 2007(17)
10.9	Purchase and Sale Agreement dated February 5, 2007(11)
10.10	Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated March 30, 2007, between the Company and Israel Discount Bank(12)
10.11	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated May 10, 2007, between the Company and Israel Discount Bank(13)
10.12	Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated June 27, 2007, between the Company and Israel Discount Bank(14)
10.13	First Amendment to the Receivables Finance Agreement dated July 1, 2007 between the Company and Bank of Montreal(15)
10.14	Sixth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated December 4, 2007, between the Company and Israel Discount Bank(16)
10.15	Second Amendment to the Receivables Financing Agreement dated December 27, 2007(18)
10.16	Third Amendment to the Receivables Financing Agreement dated May 19, 2008(19)
10.17	Amended and Restated Servicing Agreement dated May 19, 2008 between the Company and The Bank of Montreal(19)
10.18	Subordinated Promissory Note between Asta Funding, Inc and Asta Group, Inc. dated April 29, 2008(20)
10.19	Seventh Amendment to the Fourth Amended and Restated Loan Agreement, Dated February 20, 2009 between the Company and IDB(21)
10.20	Form of Amended and Restated Revolving Note between Asta Funding and IDB, as lending agent(22)
10.21	Fourth Amendment to the Receivables Financing Agreement dated February 20, 2009 between the Company and Bank of Montreal(23)
10.22	Subordinated Guarantor Security Agreement dated February 20, 2009 to Bank of Montreal(24)
10.23	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009(25)
10.24	Subordinated Guarantor Security Agreement dated February 20, 2009 to Asta Group, Inc.(26)
10.25	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009 to Asta Group.(27)
10.26	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(28)
10.27	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*].(29)
10.28	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](30)
10.29	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](31)
10.30	Consulting Services Agreement dated November 30, 2009 between Cameron E. Williams and the Company.(32)
10.31	Loan Agreement Between Asta Funding and Bank Leumi dated December 14, 2009.(33)
10.32	Indemnification agreement between Asta Funding and GMS Family Investors LLC.(34)
10.33	Fifth Amendment to the Receivables Financing Agreement dated October 26, 2010 between the Company and Bank of Montreal(35)
10.34	Omnibus Termination Agreement, by and among Palisades Acquisition XVI, LLC, BMO Capital Markets Corp., as collateral agent, Asta Group, Incorporated, and each guarantor set forth therein.(36)
10.35	Lease agreement between the Company and ESL 200 LLC dated August 2, 2010(37)
14.1	Code of Ethics for Senior Financial Officers(38)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*

Exhibit
Number

31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(3)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(4)	Not used.

(5)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed May 19, 2004.

(6)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed July 12, 2006.

(8)	Not used

(9)	Not used

(10)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(11)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed February 9, 2007

(12)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(13)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(14)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007

(15)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 10, 2007

(17)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007

(18)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2007

(19)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008

(20)	Incorporated by reference to Exhibit 10.18 to Asta Funding’s Current Report on Form 8-K filed May 1, 2008

(21)	Incorporated by reference to Exhibit 10.19 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(22)	Incorporated by reference to Exhibit 10.20 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(23)	Incorporated by reference to Exhibit 10.21 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(24)	Incorporated by reference to Exhibit 10.22 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(25)	Incorporated by reference to Exhibit 10.23 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(26)	Incorporated by reference to Exhibit 10.24 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(27)	Incorporated by reference to Exhibit 10.25 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(28)	Incorporated by reference to Exhibit 10.26 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(29)	Incorporated by reference to Exhibit 10.27 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(30)	Incorporated by reference to Exhibit 10.28 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(31)	Incorporated by reference to Exhibit 10.29 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(32)	Incorporated by reference to Exhibit 99.1 to Asta Funding’s Current Report on Form 8-K filed December 4, 2009

(33)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 18, 2009

(34)	Incorporated by reference to Exhibit 10.32 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2009

(35)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed November 1, 2010

(36)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed November 22, 2010

(37)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed August 5, 2010

(38)	Incorporated by reference to Exhibit 14.1 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	Chairman of the Board, President, and Chief Executive Officer	December 14, 2010

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer Principal Financial Officer and Accounting Officer	December 14, 2010

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	December 14, 2010

/s/ Herman Badillo Herman Badillo	Director	December 14, 2010

/s/ Edward Celano Edward Celano	Director	December 14, 2010

/s/ Harvey Leibowitz Harvey Leibowitz	Director	December 14, 2010

/s/ David Slackman David Slackman	Director	December 14, 2010

/s/ Louis A. Piccolo Louis A. Piccolo	Director	December 14, 2010

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, 2009 and 2008

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2010 and 2009 and the results of their operations and their cash flows for each of the three years ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asta Funding, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2010 expressed an unqualified opinion.

/s/  Grant Thornton LLP

New York, New York
December 14, 2010

ASTA FUNDING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,
	2010	2009

ASSETS
Cash and cash equivalents	$84,235,000	$2,385,000
Restricted cash	1,304,000	2,130,000
Consumer receivables acquired for liquidation (at net realizable value)	147,031,000	208,261,000
Due from third party collection agencies and attorneys	3,528,000	2,573,000
Prepaid and income taxes receivable	196,000	47,727,000
Furniture and equipment (net of accumulated depreciation of $3,006,000 in 2010 and $2,758,000 in 2009)	338,000	538,000
Deferred income taxes	18,762,000	24,072,000
Other assets	3,770,000	3,070,000

Total assets	$259,164,000	$290,756,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Debt	$90,483,000	$122,622,000
Subordinated debt — related party	4,386,000	8,246,000
Other liabilities	2,105,000	2,166,000
Dividends payable	292,000	286,000

Total liabilities	97,266,000	133,320,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; Issued — none Common stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 14,600,423 shares in 2010 and 14,272,357 shares in 2009	146,000	143,000
Additional paid-in capital	72,717,000	70,189,000
Retained earnings	89,026,000	87,058,000
Accumulated other comprehensive income, net of income taxes	9,000	46,000

Total stockholders’ equity	161,898,000	157,436,000

Total liabilities and stockholders’ equity	$259,164,000	$290,756,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended September 30,
	2010	2009	2008

Revenues:
Finance income, net	$45,631,000	$70,156,000	$115,295,000
Other income	218,000	199,000	255,000

	45,849,000	70,355,000	115,550,000

Expenses:
General and administrative expenses	23,211,000	25,915,000	29,561,000
Interest expense (Related Party — 2010, $518,000; 2009, $515,000; 2008, $154,000)	4,368,000	8,452,000	17,881,000
Impairments of consumer receivables acquired for liquidation	13,029,000	183,500,000	53,160,000

	40,608,000	217,867,000	100,602,000

Income (loss) before income taxes	5,241,000	(147,512,000)	14,948,000
Income tax expense (benefit)	2,112,000	(56,787,000)	6,119,000

Net income (loss)	$3,129,000	$(90,725,000)	$8,829,000

Basic net income (loss) per share	$0.22	$(6.36)	$0.62

Diluted net income (loss) per share	$0.22	$(6.36)	$0.61

Weighted average shares outstanding:
Basic	14,492,215	14,272,425	14,138,650
Diluted	14,534,982	14,272,425	14,553,346

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2010, 2009 and 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, September 30, 2007	13,918,158	$139,000	$65,030,000	$172,366,000	$—	$237,535,000
Exercise of options	300,000	3,000	422,000			425,000
Restricted stock granted	58,000	1,000	(1,000)			—
Stock based compensation expense			1,013,000			1,013,000
Tax benefit arising from exercise of non qualified stock options and vesting of restricted stock			2,666,000			2,666,000
Dividends				(2,270,000)		(2,270,000)
Other comprehensive loss(net of tax benefit of $202,000)					(297,000)	(297,000)
Net income				8,829,000		8,829,000

Balance, September 30, 2008	14,276,158	143,000	69,130,000	178,925,000	(297,000)	247,901,000
Exercise of options	533		1,000			1,000
Restricted stock forfeited	(4,334)
Stock based compensation expense			984,000			984,000
Tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			74,000			74,000
Dividends				(1,142,000)		(1,142,000)
Other comprehensive income (net of tax of $233,000)					343,000	343,000
Net (loss)				(90,725,000)		(90,725,000)

Balance, September 30, 2009	14,272,357	143,000	70,189,000	87,058,000	46,000	157,436,000
Exercise of options	328,066	3,000	867,000			870,0000
Stock based compensation expense			1,189,000			1,189,000
Tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			472,000			472,000
Dividends				(1,161,000)		(1,161,000)
Other comprehensive loss (net of tax benefit of $24,000)					(37,000)	(37,000)
Net income				3,129,000		3,129,000

Balance, September 30, 2010	14,600,423	$146,000	$72,717,000	$89,026,000	$9,000	$161,898,000

Comprehensive income (loss) is as follows:

	2010	2009	2008

Net income (loss)	$3,129,000	$(90,725,000)	$8,829,000
Other comprehensive (loss) income, net of tax-foreign currency translation	(37,000)	343,000	(297,000)

Comprehensive income (loss)	$3,092,000	$(90,382,000)	$8,532,000

Accumulated other comprehensive income (loss)	$9,000	$46,000	$(297,000)

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$3,129,000	$(90,725,000)	$8,829,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,291,000	1,664,000	1,278,000
Deferred income taxes	5,310,000	(8,505,000)	(2,634,000)
Impairments of consumer receivables acquired for liquidation	13,029,000	183,500,000	53,160,000
Stock based compensation	1,189,000	984,000	1,013,000
Changes in:
Income taxes payable and receivable	47,531,000	(54,042,000)	(1,846,000)
Due from third party collection agencies and attorneys	(955,000)	2,497,000	(161,000)
Other assets	(1,683,000)	(268,000)	1,349,000
Other liabilities	(79,000)	(2,193,000)	(3,725,000)

Net cash provided by operating activities	68,762,000	32,912,000	57,263,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(7,989,000)	(19,552,000)	(49,886,000)
Principal payments received from collection of consumer receivables acquired for liquidation	54,211,000	71,936,000	81,645,000
Principal payments received from collections represented by sales of consumer receivables acquired for liquidation	2,076,000	5,317,000	11,034,000
Effect of foreign exchange on consumer receivables acquired for liquidation	(85,000)	(542,000)	658,000
Capital expenditures	(108,000)	(187,000)	(361,000)

Net cash provided by investing activities	48,105,000	56,972,000	43,090,000

Cash flows from financing activities:
Proceeds from exercise of stock options	870,000	1,000	425,000
Tax benefit arising from exercise of non-qualified stock options	472,000	74,000	2,666,000
Change in restricted cash	826,000	917,000	2,647,000
Dividends paid	(1,155,000)	(1,427,000)	(2,256,000)
Repayments of debt, net	(32,166,000)	(90,695,000)	(113,001,000)
(Repayments) advance under subordinated debt — related party	(3,860,000)	—	8,246,000

Net cash used in financing activities	(35,013,000)	(91,130,000)	(101,273,000)

Net increase (decrease) in cash and cash equivalents	81,854,000	(1,246,000)	(920,000)
Effect of foreign exchange on cash	(4,000)	8,000	18,000
Cash and cash equivalents at beginning of year	2,385,000	3,623,000	4,525,000

Cash and cash equivalents at end of year	$84,235,000	$2,385,000	$3,623,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (Related Party: 2010 — $568,000; 2009 — $472,000; 2008 — $112,000)	$4,542,000	$9,082,000	$19,784,000

Income taxes	$2,052,000	$5,887,000	$8,282,000

See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note A —	The Company and its Significant Accounting Policies

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard®, Visa®, and other credit card accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[1A] Liquidity:

The Company’s cash requirements have been and will continue to be significant. In the past we have depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. If approved, dividends paid is also a significant use of cash. As our revolving debt level has decreased, our dependency on external sources to fund the acquisition of portfolios debt, pay operating expenses, dividends, interest and taxes, is greatly reduced. On December 14, 2009, the Eighth Amendment to the Fourth Amended and Restated Loan Agreement (the “IDB Credit Facility”) with a consortium of banks (“The IDB Bank Group”) was repaid and replaced with a short-term credit facility (the “Short-Term Credit Facility”) with another lending institution. In June 2010, the Company received an aggregate tax refund of approximately $52.7 million. As of November 30, 2010, the outstanding amount on the Bank of Montreal (“BMO”) facility (“Receivables Financing Agreement”) that financed the $6.9 billion in face value receivables for a purchase price of $300 million, (the “Portfolio Purchase”) is $80.0 million. We continue to pay down the balance from the collections of the Portfolio Purchase.

Net collections decreased $45.5 million or 30.9% from $147.4 million in fiscal year 2009 to $101.9 million in fiscal year 2010. Although the Company’s collections deteriorated from the prior year, the Company believes its net cash collections over the next twelve months, coupled with its current liquid cash balances, will be sufficient to cover its operating expenses, service debt and pay interest. See Note D — Debt and Subordinated Debt-related party, for further information.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note A —	The Company and its Significant Accounting Policies — (Continued)

[3] Cash and cash equivalents and restricted cash: — (Continued)

The Company maintains cash balances in depository institutions mandated by the Company’s lenders. Management periodically evaluates the creditworthiness of such institutions. Cash balances exceed Federal Deposit Insurance Corporation (“FDIC”) limits from time to time. Cash balances at September 30, 2010 were substantially in excess of these limits.

On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”) , under which we agreed to acquire the Portfolio Purchase for a purchase price of $300 million. To finance this purchase, now owned by Palisades XVI, the Company entered into a Receivables Financing Agreement with BMO as the funding source, consisting of debt with full recourse only to Palisades XVI. As part of the Receivables Financing Agreement, all proceeds received as a result of the net collections from the Portfolio Purchase are to be applied to interest and principal of the underlying loan until the loan is fully paid.

The restricted cash at September 30, 2010 represents cash on hand, substantially all of which is designated to be paid to our lender subsequent to September 30, 2010. The lender has mandated in which depository institutions the cash is to be maintained.

[4] Income recognition, Impairments and Accretable yield adjustments:

Income Recognition

The Company accounts for its investment in consumer receivables acquired for liquidation using the interest method under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). In ASC 310 static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows are recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.

Finance income is recognized on cost recovery portfolios after the carrying value has been fully recovered through collections or amounts written down.

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. An impairment of approximately $13 million was recorded in the fiscal year ended September 30, 2010, all related to the Portfolio Purchase, which became a cost

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note A —	The Company and its Significant Accounting Policies — (Continued)

[4] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

recovery portfolio in the quarter ended June 30, 2008. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $183.5 million were recorded in fiscal year 2009, of which $108.5 million related to the interest method portfolios and $75.0 million related to cost recovery method portfolios. During fiscal year 2008, all of the $53.2 million in impairment charges were recorded to interest method portfolios. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered a write down in value is required. There were no accretable yield adjustments recorded in the fiscal years ended September 30, 2010, 2009 and 2008.

The recognition of income under ASC 310 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, ASC 310 permits the change to the cost recovery method. Due to uncertainties related to the timing of the collections of the older judgments purchased in this portfolio as a result of the economic environment, the lack of reasonable delivery of media requests, the lack of validation of certain account components, and the sale of the primary servicer (which was commonly owned by the seller), the Company determined that it no longer had the ability to develop a reasonable expectation of the timing of the cash flows to be collected and therefore, transferred the Portfolio Purchase to the cost recovery method in the quarter ended June 30, 2008. The Company will recognize income only after it has recovered its carrying value, which, as of September 30, 2010 was approximately $91.8 million. There can be no assurance as to when or if the carrying value will be recovered.

The Company’s analysis of the timing and amount of cash flows to be generated by its portfolio purchases are based on the following attributes:

•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and the Company factors in both better and worse states when establishing their initial cash flow expectations.

•	the average balance of the receivables influences our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for the Company’s law suit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, it is able to factor these variables into its initial expected cash flows;

•	the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process . For example, older receivables might be more difficult and/or require more time and effort to collect;

•	past history and performance of similar assets acquired. As the Company purchases portfolios of like assets, it accumulates a significant historical data base on the tendencies of debtor repayments and factor this into its initial expected cash flows;

•	the Company’s ability to analyze accounts and resell accounts that meet its criteria;

•	jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. The

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note A —	The Company and its Significant Accounting Policies — (Continued)

[4] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

Company believes that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor with property will pay to clear title or release a lien. The Company also believes that these debtors generally might take longer to repay and that is factored into its initial expected cash flows; and

•	credit standards of issuer.

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of its acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. The Company considers the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables accounted for on the interest method over the expected remaining life of the portfolio.

The Company believes we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporate such input into the estimates it uses for its expected cash flows.

As a result of the a challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 the Company extended our time frame of the expectation of recovering 100% of its invested capital within a 24-39 month period from an 18-28 month period, and the expectation of recovering 130-140% over 7 years which from the previous 5 year expectation. The 2009 time frame of expectations have remained in force for fiscal year 2010. The Company routinely monitors these expectations against the actual cash flows and, in the event the cash flows are below expectations and the Company believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for on the interest method. Conversely, in the event the cash flows are in excess of its expectations and the reason is due to timing, the Company would defer the “excess” collection as deferred revenue.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note A —	The Company and its Significant Accounting Policies — (Continued)

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

[8] Net income (loss) per share:

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2010, 2009 and 2008:

	2010			2009			2008
		Weighted	Per		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic	$3,129,000	14,492,215	$0.22	$(90,725,000)	14,272,425	$(6.36)	$8,829,000	14,138,650	$0.62

Dilutive effect of stock Options		42,767			—			414,696

Diluted	$3,129,000	14,534,982	$0.22	$(90,725,000)	14,272,425	$(6.36)	$8,829,000	14,553,346	$0.61

At September 30, 2010, 680,795 options at a weighted average exercise price of $15.59 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2009, 133,250 options at a weighted average exercise price of $8.30 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2008, 400,160 options at a weighted average exercise price of $18.70 were not included in the diluted earnings per share calculation as they were anti-dilutive.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

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

[12] Reclassifications:

Certain items in prior years’ financial statements have been reclassified to conform to the current year’s presentation.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At September 30, 2010, approximately $46.3 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $100.7 million are accounted for using the cost recovery method, of which $91.8 million is concentrated in one portfolio, the Portfolio Purchase.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

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

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Year Ended September 30, 2010
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total

Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	7,698,000	291,000	7,989,000
Net cash collections from collection of consumer receivables acquired for liquidation	(72,398,000)	(26,036,000)	(98,434,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,481,000)	(4,000)	(3,485,000)
Impairments	—	(13,029,000)	(13,029,000)
Effect of foreign currency translation	—	97,000	97,000
Finance income recognized(1)	43,879,000	1,753,000	45,632,000

Balance, end of period	$46,348,000	$100,683,000	$147,031,000

Revenue as a percentage of collections	57.8%	6.73%	44.8%

(1)	Includes $34.3 million derived from fully amortized pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

	For the Year Ended September 30, 2009
	Interest	Cost
	Method	Recovery
	Portfolios	Portfolios	Total

Balance, beginning of period	$203,470,000	$245,542,000	$449,012,000
Acquisitions of receivable portfolios, net	19,129,000	423,000	19,552,000
Net cash collections from collection of consumer receivables acquired for liquidation(1)	(96,543,000)	(42,204,000)	(138,747,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,963,000)	(3,699,000)	(8,662,000)
Transfer to cost recovery(1)	(10,128,000)	10,128,000	—
Impairments	(108,534,000)	(74,966,000)	(183,500,000)
Effect of foreign currency translation	—	450,000	450,000
Finance income recognized(2)	68,219,000	1,937,000	70,156,000

Balance, end of period	$70,650,000	$137,611,000	$208,261,000

Revenue as a percentage of collections	67.2%	4.2%	47.6%

(1)	During the 12 months ended September 30, 2009, three portfolios were transferred from the interest method to the cost recovery method. Based on the nature of these portfolios and the recent cash flows, our estimates of the timing of expected cash flows became uncertain.

(2)	Includes $40.7 million derived from fully amortized pools.

As of September 30, 2010, the Company had $147,031,000 in consumer receivables acquired for liquidation, of which $46,348,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios are estimated as follows for the twelve months in the periods ending:

September 30, 2011	$18,789,000
September 30, 2012	15,212,000
September 30, 2013	7,875,000
September 30, 2014	4,059,000
September 30, 2015	1,030,000
September 30, 2016	777,000
September 30, 2017	180,000
Deferred revenue	(1,574,000)

Total	$46,348,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2010. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

collections will exceed amounts previously estimated. Projected accretable yield for the fiscal years ended September 30, 2010 and 2009 are as follows:

Year Ended
September 30,
2010

Balance at beginning of period, October 1, 2009	$25,875,000
Income recognized on finance receivables, net	(43,208,000)
Additions representing expected revenue from purchases	2,424,000
Reclassifications from non-accretable difference(1)	30,164,000

Balance at end of period, September 30, 2010	$15,255,000

Year Ended
September 30,
2009

Balance at beginning of period, October 1, 2008	$58,134,000
Income recognized on finance receivables, net	(68,219,000)
Additions representing expected revenue from purchases	5,980,000
Transfer to cost recovery	(3,372,000)
Reclassifications from non-accretable difference(1)	33,352,000

Balance at end of period, September 30, 2009	$25,875,000

(1)	Includes portfolios that became zero based portfolios during the period, removal of zero basis portfolios from the accretable yield calculation and, other immaterial impairments and accretions based on the certain collection curves being extended.

During the year ended September 30, 2010, the Company purchased $269 million of face value charged-off consumer receivables at a cost of approximately $8.0 million. During the year ended September 30, 2009, the Company purchased $577 million of face value charged-off consumer receivables at a cost of approximately $19.6 million. The estimated remaining net collections on the receivables purchased and classified under the interest method ($7.7 million) during the fiscal year ended September 30, 2010, are $7.0 million.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2010, 2009 and 2008, respectively.

	For the Years Ended, September 30,
	2010	2009	2008

Gross collections(1)	$157,574,000	$224,528,000	$332,711,000
Commissions and fees(2)	55,654,000	77,119,000	124,737,000

Net collections	$101,920,000	$147,409,000	$207,974,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note B —	Consumer Receivables Acquired For Liquidation — (Continued)

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Finance income recognized on net collections represented by account sales was $1.2 million, $3.1 million and $9.4 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

Note C —	Furniture and Equipment

Furniture and equipment as of September 30, 2010 and 2009 consist of the following:

	2010	2009

Furniture	$310,000	$310,000
Equipment	2,855,000	2,783,000
Software	153,000	117,000
Leasehold improvements	86,000	86,000

	3,404,000	3,296,000
Less accumulated depreciation	3,066,000	2,758,000

Balance, end of period	$338,000	$538,000

Depreciation expense for the years ended September 30, 2010, 2009 and 2008 aggregated $308,000, $411,000 and $319,000, respectively.

Note D —	Debt and Subordinated Debt — Related Party

The Company’s debt and subordinated debt — related party at September 30, 2010 and 2009 are summarized as follows:

			2010
			Stated	Average
			Interest	Interest
	2010	2009	Rate	Rate

Credit Facility — IDB	$—	$18,301,000	—%	5.5%
Credit Agreement — Bank Leumi	—	—	—	4.5%
Receivables Financing Agreement	90,483,000	104,321,000	3.76%	3.77%

Total debt	$90,483,000	$122,622,000	n/a	3.81%

Subordinated debt — related party	$4,386,000	$8,246,000	10.00%	8.69%

Leumi Credit Agreement

On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Leumi Credit Agreement which permits maximum principal advances of up to $6 million. The term of the agreement is through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There are no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was used to reduce to

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note D —	Debt and Subordinated Debt — Related Party — (Continued)

zero the remaining balance of the IDB Credit Facility described below. The Leumi Credit Agreement is the current senior facility of the Company. The Leumi Credit Agreement balance was reduced to zero in January 2010; however, the $6 million of availability remains. The Company is working with its bank on a new credit facility with a larger credit limit.

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008 and February 2009 with BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third , Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contained cross default provisions related to the IDB Credit Facility. This cross default could only occur in the event of a non-payment in excess of $2.5 million of the IDB Credit Facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note D —	Debt and Subordinated Debt — Related Party — (Continued)

On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment is October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 30, 2014, (ii) reduces the minimum monthly total payment to $750,000, (iii) accelerates the Company’s guarantee credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment, (iv) eliminates the Company’s limited guarantee of repayment of the loans outstanding by Palisades XVI, and (v) revises the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty discussed under the Fourth Amendment, was eliminated upon signing the Termination Agreement. See Subsequent Events — Note O.

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for fiscal years ending September 30, 2011 through 2013 are $9 million annually, and, for the fiscal year ended September 30, 2014, is approximately $5 million (seven months) .

On September 30, 2010 and 2009, the outstanding balance on this loan was approximately $90.5 million, and $104.3 million, respectively. The applicable interest rate at September 30, 2010 and 2009 was 3.76% in both years. The average interest rate of the Receivable Financing Agreement was 3.77% and 4.82% for the years ended September 30, 2010 and 2009, respectively.

The Company’s average debt obligation (excluding the subordinated debt — related party) for the fiscal years ended September 30, 2010 and 2009, was approximately $99.0 million and $162.5 million, respectively. The average interest rate was 3.81% and 4.72%, respectively, for the years ended September 30, 2010 and 2009.

IDB Credit Facility

The Eighth Amendment to the IDB Credit Facility entered into on July 10, 2009, granted an initial $40 million line of credit from the Bank Group for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility bore interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all assets of the Company other than the assets of Palisades XVI and contained financial and other covenants. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB Credit Facility was repaid on December 14, 2009. The balance of the IDB Credit Facility was $18.3 million on September 30, 2009.

Subordinated Debt — Related Party

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan was in the aggregate principal amount of approximately $8.2 million, bore interest at a rate of 6.25% per annum, was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. In

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note D —	Debt and Subordinated Debt — Related Party — (Continued)

December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum. In fiscal year 2010, the subordinated loan was paid down to a balance of approximately $4.4 million at September 30, 2010. On November 16, 2010, the Company made an additional $2.0 million loan repayment, reducing the loan balance to $2.4 million (see Note O — Subsequent Events).

Note E —	Other Liabilities

Other liabilities as of September 30, 2010 and 2009 are as follows:

	2010	2009

Accounts payable and accrued expenses	$1,227,000	$1,425,000
Accrued interest payable	321,000	504,000
Other	557,000	237,000

Total other liabilities	$2,105,000	$2,166,000

Note F —	Income Taxes

The components of the provision for income taxes (benefit) for the years ended September 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Current:
Federal	$2,215,000	$(47,062,000)	$6,567,000
State	175,000	(1,220,000)	2,152,000
Federal true up	(5,588,000)	—	—
Foreign	—	—	34,000

	(3,198,000)	(48,282,000)	8,753,000

Deferred:
Federal	3,882,000	1,092,000	(1,987,000)
State	1,428,000	(9,597,000)	(647,000)

	5,310,000	(8,505,000)	(2,634,000)

Provision for income taxes	$2,112,000	$(56,787,000)	$6,119,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized as follows:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	6.2	5.8	5.8
Deferred tax valuation allowance	15.8	(2.1)	—
Permanent book-tax differences and true ups	(15.3)	—	—
Other	(1.4)	(0.2)	0.1

Effective income tax rate	40.3%	38.5%	40.9%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note F —	Income Taxes — (Continued)

The Company recognized a net deferred tax asset of $18,762,000 and $24,072,000 as of September 30, 2010 and 2009, respectively. The components are as follows:

	September 30,	September 30,
	2010	2009

Deferred revenue	$638,000	$221,000
Impairments	12,228,000	12,472,000
State tax net operating loss carryforward	10,768,000	14,488,000
Compensation expense	496,000	1,273,000
Other	(131,000)	26,000

Deferred income taxes	23,999,000	28,480,000
Deferred tax valuation allowance	(5,237,000)	(4,408,000)

Deferred income taxes	$18,762,000	$24,072,000

The Company files consolidated Federal and state income tax returns. The Company’s subsidiaries are single member limited liability companies (LLC) and, therefore, do not file separate tax returns.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2010. Based on this evaluation, the Company has a deferred tax asset valuation allowance of $5.3 million as of September 30, 2010. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Upon the completion of the Company’s Federal tax return for fiscal year 2009 and the application for the tax refund completed earlier in the second quarter, the Federal tax refund estimate of $46 million was revised upward to approximately $52 million which caused the $5.6 million true up in the current year. This change was due to a combination of applying the Federal tax net operating loss carryback and the recognition of the benefit of the state net operating loss carryforwards for federal tax purposes, and other timing differences applied to the current year tax return. These adjustments did not affect the statement of operations and resulted in a net adjustment between the federal income tax receivable and the deferred tax asset.

The Company received a Federal tax refund of approximately $52.7 million based on the results of fiscal year 2009 and recent tax law changes for net operating loss carryback. Income tax benefits related to states where the Company files tax returns only apply to future years. No loss carrybacks are allowed.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note F —	Income Taxes — (Continued)

The Corporate federal income tax returns of the Company for 2006, 2007, 2008 and 2009 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s 2008 and 2009 federal income tax returns will be audited. This audit is currently in progress.

Note G —	Commitments and Contingencies

Employment Agreements

On January 25, 2007, the Company entered into an employment agreement (the “Employment Agreement”) with the Company’s Chairman, President and Chief Executive Officer, expiring on December 31, 2009, provided, however, that Gary Stern is required to provide ninety days prior written notice if he does not intend to seek an extension or renewal of the Employment Agreement. The Company and Mr. Stern are in the process of finalizing an extension of this agreement. In the interim period Mr. Stern continues his duties as Chief Executive Officer at the discretion of the Board of Directors of the Company. In January 2008, the Company entered into a similar two year employment agreement with Cameron Williams, the Company’s former Chief Operating Officer. The contract was not renewed and expired December 31, 2009. On November 30, 2009, the Company entered into a Consulting Services Agreement with Mr. Williams for services through December 31, 2010.

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey and Sugar Land, Texas. The leases are operating leases, and the Company incurred related rent expense in the amounts of $395,000, $611,000 and $553,000 during the years ended September 30, 2010, 2009 and 2008, respectively. The future minimum lease payments are as follows:

Year
Ending
September 30,

2011	$270,000
2012	237,000
2013	236,000
2014	236,000
2015	197,000

$1,176,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note G —	Commitments and Contingencies — (Continued)

The Company received subpoenas from three jurisdictions seeking information and/or documentation regarding its business practices. The Company is fully cooperating with the issuing agencies. The Company has not made any provision with respect to these matters in the financial statements because the Company does not believe that they are material to its business and financial condition.

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

At September 30, 2010, approximately 36% of our portfolios were serviced by five collection organizations. We have servicing agreements in place with these five collection organizations as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 878,334 were available as of September 30, 2010. As of September 30, 2010, approximately 102 of the Company’s employees were eligible to participate in the Equity Compensation Plan. Future grants under the Equity Compensation Plan have not yet been determined.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note I —	Stock Option Plans — (Continued)

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 163,134 were available as of September 30, 2010. As of September 30, 2010, approximately 102 of the Company’s employees were eligible to participate in the 2002 Plan. On December 11, 2009, the Compensation Committee of the Board of Directors of the Company, granted 25,000 stock options to each director of the Company other than the chief executive officer, for a total of 150,000 stock options and 8,900 stock options to employees of the Company, who had been employed at the Company for at least six months prior to December 11, 2009. The grants to employees excluded officers of the Company. The exercise price of these options was $8.07, the market price on the date of grant.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note I —	Stock Option Plans — (Continued)

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding options at the beginning of year	1,157,905	$10.76	1,037,438	$11.69	1,337,438	$9.39
Options granted	158,900	8.07	122,000	2.95	—	—
Options cancelled	(66,700)	17.48	(1,000)	28.75	—	—
Options exercised	(328,066)	2.65	(533)	2.95	(300,000)	1.42

Outstanding options at the end of year	922,039	$12.70	1,157,905	$10.76	1,037,438	$11.69

Exercisable options at the end of year	792,377	$13.65	1,081,912	$11.31	1,031,438	$11.59

The Company recognized $807,000 of compensation expense related to stock options in the fiscal year ended September 30, 2010. As of September 30, 2010, there was $469,000 of unrecognized compensation cost related to unvested stock options. The Company recognized $164,000 and $92,000 of stock based compensation expense related to stock option grants in fiscal year 2009 and 2008, respectively.

The intrinsic value of the options exercised during fiscal year 2010 was $1.3 million. The intrinsic value of options exercised during the fiscal year ended September 30, 2009 was not material, and for the same period in 2008 was $6.3 million. There was no intrinsic value of the outstanding and exercisable options as of September 30, 2010, 2009 and 2008.

On December 11, 2009, the Compensation Committee of the Board of Directors of the Company granted 25,000 stock options to each director of the Company other than the Chief Executive Officer, for a total of 150,000 options, and 8,900 stock options to full time employees of the Company who had been employed at the Company for at least six months prior to the grant date. The grants to employees excluded officers of the Company. The exercise price of these options was $8.07, the market price on the date of the grant. The Company determined the fair value of the options to be $7.14. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	110.2%
Dividend yield	1.12%

On May 5, 2009, the Compensation Committee awarded 122,000 stock options to employees of the Company, of which 45,673 vested immediately. The remaining shares vest in two equal installments starting on May 5, 2010. The grant price of these options was $2.95, the market price on the date of the grant. The Company determined the

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note I —	Stock Option Plans — (Continued)

fair value of the options to be $2.34. The weighted average assumptions used in the option pricing models were as follows:

Risk-free interest rate	0.18%
Expected term (years)	10.0
Expected volatility	111.7%
Dividend yield	1.145%

The following table summarizes information about the plans’ outstanding options as of September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (In Years)	Price	Exercisable	Price

$ 2.8751 - $ 5.7500	198,568	5.1	$3.90	168,902	$4.07
$ 5.7501 - $ 8.6250	169,700	8.6	7.92	69,704	7.71
$14.3751 - $17.2500	198,611	3.1	14.88	198,611	14.88
$17.2501 - $20.1250	340,160	4.1	18.23	340,160	18.23
$25.8751 - $28.7500	15,000	6.2	28.75	15,000	28.75

	922,039	5.0	$12.70	792,377	$13.65

The following table summarizes information about restricted stock transactions:

		Weighted		Weighted
	Year Ended	Average	Year Ended	Average
	September 30, 2010	Grant Date	September 30, 2009	Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested at the beginning of period	35,338	$19.73	80,667	$22.26
Awards granted	—	0.00	—	0.00
Vested	(17,669)	19.73	(40,995)	24.29
Forfeited	—	0.00	(4,334)	21.81

Unvested at the end of period	17,669	$19.73	35,338	$19.73

The Company recognized $382,000, $820,000 and $921,000 of compensation expense during the fiscal years ended September 30, 2010, 2009 and 2008, respectively, for restricted stock. As of September 30, 2010, there was $1,000 of unrecognized compensation cost related to unvested restricted stock.

The Company recognized a total of $1,189,000, $984,000 and $1,013,000 in compensation expense for the fiscal years ended September 30, 2010, 2009 and 2008, respectively, for the stock options and restricted stock grants. As of September 30, 2010, there was a total of $470,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note J —	Stockholders’ Equity

During the year ended September 30, 2010, the Company declared quarterly cash dividends aggregating $1,161,000, which includes $0.02 per share, per quarter, of which $292,000 was accrued as of September 30, 2010 and paid November 1, 2010.

During the year ended September 30, 2009, the Company declared quarterly cash dividends aggregating $1,142,000, which includes $0.02 per share, per quarter, of which $286,000 was accrued as of September 30, 2009 and paid November 2, 2009.

The Company expects to pay a regular cash dividend in future quarters, but the amount has not yet been determined. This will be at the discretion of the board of directors and will depend upon the Company’s financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2010, there were no such restrictions.

Note K —	Retirement Plan

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2010, 2009 and 2008 were $95,000, $74,000 and $121,000, respectively.

Note L —	Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, (“ASC 825”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

The carrying value of consumer receivables acquired for liquidation was $147,031,000 at September 30, 2010. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $179,730,000 at September 30, 2010. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for all of our consumer receivables based on variables fully described in Note B: Consumer Receivables Acquired for Liquidation. These cash flows are then discounted to determine the fair value.

The carrying value of debt and subordinated debt (related party) was $94,869,000 and $130,868,000 at September 30, 2010 and 2009, respectively. The majority of these loan balances are variable rate and short-term, therefore, the carrying amounts approximate fair value.

Note M —	Related Party Transactions

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note M —	Related Party Transactions — (Continued)

On January 27, 2010, the Company re-paid approximately $860,740 of the subordinated loan. The Company delivered $787,500 to the Family Entity, and will deliver $73,240 to BMO to hold as collateral, as approximately 8.5% of the loan to the Family Entity secures the obligations due to BMO by Palisades Acquisition XVI, LLC, the Company’s wholly owned subsidiary. The Family Entity then delivered its portion of the loan payment to Gary Stern, who used it to exercise the stock options awarded to him in 2000 (300,000 stock options under the 1995 Stock Option Plan of Asta Funding, Inc. with an exercise price of $2.625 per share). On February 17, 2010, the Company re-paid $1,500,000 of principal of the subordinated loan. The Company delivered $1,372,365 to the Family Entity, and delivered $127,635 to BMO to hold as collateral.

The Company paid GMS Family Investors, a related party, a 2% collateral fee of $160,000, related to the assets pledged by GMS Family Investors for the $6.0 million Bank Leumi Credit Agreement.

On March 26, 2010, the Company re-paid $1,500,000 of principal of the subordinated loan. The Company delivered $1,372,365 to the Family Entity, and the remaining $127,635 to BMO to hold as collateral.

On November 16, 2010, the Company repaid $1,970,000 of principal on the Subordinated Loan with the Family entity. The remaining balance due to the Family Entity under the Subordinated Loan after this payment is approximately $2,416,000. See Note O — Subsequent Events.

Note N —	Summarized Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
Quarter	Quarter	Quarter	Quarter	Quarter	Year

2010
Total revenue	$11,053,000	$11,200,000	$12,097,000	$11,499,000	$45,849,000
Income (loss) before income taxes	4,165,000	4,839,000	5,242,000	(9,005,000)	5,241,000
Net (loss) income	2,475,000	2,875,000	3,121,000	(5,342,000)	3,129,000
Basic net (loss) income per share	$0.17	$0.20	$0.21	$(0.37)	$0.22
Diluted net (loss) income per share	$0.17	$0.20	$0.21	$(0.37)	$0.22
2009
Total revenue	$18,465,000	$18,054,000	$17,272,000	$16,564,000	$70,355,000
Income (loss) before income taxes	(13,147,000)	(8,674,000)	2,491,000	(128,182,000)	(147,512,000)
Net income (loss)	(7,837,000)	(5,168,000)	1,478,000	(79,198,000)	(90,725,000)
Basic net income (loss) per share	$(0.55)	$(0.36)	$0.10	$(5.55)	$(6.36)
Diluted net income (loss) per share	$(0.55)	$(0.36)	$0.10	$(5.55)	$(6.36)

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010 and 2009

Note N —	Summarized Quarterly Data (unaudited) — (Continued)

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

On October 26, 2010, Palisades XVI entered into the Fifth Amendment. The effective date of the Fifth Amendment is October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 30, 2014, (ii) reduces the minimum monthly total payment to $750,000, (iii) accelerates the Company’s guarantee credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment, (iv) eliminates the Company’s limited guarantee of repayment of the loans outstanding by Palisades XVI, and (v) revises the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, we entered into the Termination Agreement. The Termination Agreement provides that, upon payment of $8,700,000 to the Lender and execution of the Fifth Amendment, the following agreements, which were entered into by the Company and certain of its affiliated entities in connection with the guaranty of the outstanding loans under the Receivables Financing Agreement, were terminated: (i) the Subordinated Limited Recourse Guaranty Agreement, dated February 20, 2009, among us, our subsidiaries, and BMO; (ii) the Subordinated Guarantor Security Agreement, dated February 20, 2009; (iii) the Limited Recourse Guaranty Agreement, dated as of February 20, 2009; and (iv) the Intercreditor Agreement, dated as of February 20, 2009. The Termination Agreement is effective as of October 14, 2010.

On November 16, 2010, the Company repaid $1,970,000 of principal on the Subordinated Loan with the Family entity. The remaining balance due to the Family Entity under the Subordinated Loan after this payment is approximately $2,416,000.