Form 10-Q
period 2010-12-31
ASTA FUNDING INC
filed 2011-02-09
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 8, 2011, the registrant had approximately 14,633,138 common shares outstanding.

ASTA FUNDING, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$81,058,000	$84,235,000
Restricted cash	1,202,000	1,304,000
Consumer receivables acquired for liquidation (at net realizable value)	139,579,000	147,031,000
Due from third party collection agencies and attorneys	2,425,000	3,528,000
Prepaid and income taxes receivable	—	196,000
Furniture and equipment, net	446,000	338,000
Deferred income taxes	18,307,000	18,762,000
Other assets	4,396,000	3,770,000

Total assets	$247,413,000	$259,164,000

LIABILITIES
Debt	$79,268,000	$90,483,000
Subordinated debt — related party	—	4,386,000
Other liabilities	1,314,000	2,105,000
Dividends payable	292,000	292,000
Income taxes payable	1,204,000	—

Total liabilities	82,078,000	97,266,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,633,188 shares at December 31, 2010 and 14,600,423 at September 30, 2010	146,000	146,000
Additional paid-in capital	73,715,000	72,717,000
Retained earnings	91,400,000	89,026,000
Accumulated other comprehensive income	74,000	9,000

Total stockholders’ equity	165,335,000	161,898,000

Total liabilities and stockholders’ equity	$247,413,000	$259,164,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2010	December 31, 2009
Revenues
Finance income, net	$10,759,000	$10,974,000
Other income	79,000	79,000

	10,838,000	11,053,000
Expenses
General and administrative	5,481,000	5,629,000
Interest expense (fiscal year 2011 - Related Party — $86,000; fiscal year - 2010 - Related Party — $130,000)	879,000	1,259,000

	6,360,000	6,888,000

Income before income taxes	4,478,000	4,165,000
Income tax expense	1,812,000	1,690,000

Net income	$2,666,000	$2,475,000

Net income per share — Basic	$0.18	$0.17

Net income per share — Diluted	$0.18	$0.17

Weighted average number of shares outstanding:
Basic	14,606,121	14,272,420

Diluted	14,827,767	14,615,054
See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, September 30, 2010	14,600,423	$146,000	$72,717,000	$89,026,000	$9,000	$161,898,000
Restricted common stock	32,765
Stock based compensation expense			998,000			998,000
Dividends				(292,000)		(292,000)
Accumulated other comprehensive income, net of tax					65,000	65,000
Net income				2,666,000		2,666,000

Balance, December 31, 2010	14,633,188	$146,000	$73,715,000	$91,400,000	$74,000	$165,335,000

Comprehensive income is as follows:

	Three Months	Three Months
	Ended	Ended
	12/31/10	12/31/09
Net income	$2,666,000	$2,475,000
Other comprehensive income (loss), net of tax — Foreign currency translation	65,000	(41,000)

Comprehensive income	$2,731,000	$2,434,000

Accumulated other comprehensive income	$74,000	$5,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income	$2,666,000	$2,475,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,000	307,000
Deferred income taxes	455,000	(245,000)
Stock based compensation	998,000	559,000
Changes in:
Other assets	(638,000)	(14,000)
Due from third party collection agencies and attorneys	1,103,000	515,000
Income taxes payable and receivable	1,400,000	1,856,000
Other liabilities	(724,000)	(433,000)

Net cash provided by operating activities	5,328,000	5,020,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,883,000)	(2,300,000)
Principal collected on receivables acquired for liquidation	10,245,000	16,755,000
Principal collected on receivables accounts represented by account sales	101,000	1,701,000
Foreign exchange effect on receivables acquired for liquidation	(10,000)	(21,000)
Capital expenditures	(164,000)	(27,000)

Net cash provided by investing activities	7,289,000	16,108,000

Cash flows from financing activities:
Tax benefit arising from vesting of restricted stock awards	—	51,000
Changes in restricted cash	102,000	442,000
Dividends paid	(292,000)	(285,000)
Repayment of debt	(15,603,000)	(21,389,000)

Net cash used in financing activities	(15,793,000)	(21,181,000)

Net decrease in cash and cash equivalents	(3,176,000)	(53,000)
Effect of foreign exchange on cash	(1,000)	5,000
Cash and cash equivalents at beginning of period	84,235,000	2,385,000

Cash and cash equivalents at end of period	$81,058,000	$2,337,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (Related Party : 2011 — $122,000;
2010 — $172,000)	$943,000	$1,377,000
Income taxes	$2,000	$—
See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS AND BASIS OF PRESENTATION
Business
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company,” “we” or “us”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio.
Basis of Presentation
The condensed consolidated balance sheets as of December 31, 2010, the condensed consolidated statements of operations for the three month periods ended December 31, 2010 and 2009, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2010 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2010 and 2009, are unaudited. The September 30, 2010 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2010 and September 30, 2010, the results of operations for the three month periods ended December 31, 2010 and 2009 and cash flows for the three month periods ended December 31, 2010 and 2009 have been made. The results of operations for the three month periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 generally represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company adopted ASU 2009-17 as of October 1, 2010, which did not have a significant effect on its financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of December 31, 2010, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.
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
The Company accounts for its investment in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2010, approximately $43.3 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $96.3 million are accounted for using the cost recovery method, of which $87.7 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 ( the “Portfolio Purchase”).
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
•	the locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;
•	financial condition of the seller

•	jobs or property of the debtors found within portfolios. In the Company’s business model, this is of particular importance as debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	The ability to obtain timely customer statements from the original issuer.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	2,659,000	224,000	2,883,000
Net cash collections from collection of consumer receivables acquired for liquidation	(15,579,000)	(5,371,000)	(20,950,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(155,000)	—	(155,000)
Effect of foreign currency translation	—	11,000	11,000
Finance income recognized (1)	10,065,000	694,000	10,759,000

Balance, end of period	$43,338,000	$96,241,000	$139,579,000

Revenue as a percentage of collections	64.0%	12.9%	51.0%

(1)	Includes $8.8 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	2,148,000	152,000	2,300,000
Net cash collections from collection of consumer receivables acquired for liquidation	(19,047,000)	(7,786,000)	(26,833,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,593,000)	(4,000)	(2,597,000)
Effect of foreign currency translation	—	21,000	21,000
Finance income recognized (1)	10,618,000	356,000	10,974,000

Balance, end of period	$61,776,000	$130,350,000	$192,126,000

Revenue as a percentage of collections	49.1%	4.6%	37.3%

(1)	Includes $8.1 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
As of December 31, 2010, the Company had $139.6 million in consumer receivables acquired for liquidation, of which $43.3 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2011 (nine months remaining)	$15,172,000
September 30, 2012	15,984,000
September 30, 2013	7,833,000
September 30, 2014	3,953,000
September 30, 2015	978,000
September 30, 2016	725,000
September 30, 2017	180,000
September 30, 2018	—

Total	$44,825,000

Deferred revenue	(1,487,000)

Total	$43,338,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2010. Changes in accretable yield for the three month periods ended December 31, 2010 and 2009 are as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2010	December 31, 2009
Balance at beginning of period	$15,255,000	$25,875,000
Income recognized on finance receivables, net	(10,065,000)	(10,618,000)
Additions representing expected revenue from purchases	732,000	809,000
Reclassifications from nonaccretable difference	7,952,000	7,590,000

Balance at end of period	$13,874,000	$23,656,000

During the three months ended December 31, 2010, the Company purchased $7.6 million of face value of charged-off consumer receivables at a cost of $2.9 million, $2.7 million of which is classified under the interest method. The interest method has been utilized as the Company has obtained the required input from various third parties to reasonably estimate the timing of cash flows. The receivables purchased during the first quarter of 2010 include semi-performing litigation-related medical accounts receivable portfolios whereby the Company is assigned the revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets At December 31, 2010, the estimated remaining net collections on the interest method receivables purchased in the three months ended December 31, 2010 is $3.4 million, of which $2.6 million represents principal.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)
The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2010 and 2009, respectively.

	For the Three Months Ended December 31,
	2010	2009
Gross collections (1)	$33,384,000	$43,727,000

Commissions and fees (2)	12,279,000	14,297,000

Net collections	$21,105,000	$29,430,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from our in-house efforts, and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skiptracing and ultimately suing debtors in connection with this portfolio purchase.
NOTE 4 — FURNITURE AND EQUIPMENT
Furniture and equipment consist of the following as of the dates indicated:

	December 31,	September 30,
	2010	2010
Furniture	$310,000	$310,000
Equipment	2,999,000	2,855,000
Software	174,000	153,000
Leasehold improvements	86,000	86,000

	3,569,000	3,404,000
Less accumulated depreciation	3,123,000	3,066,000

Balance, end of period	$446,000	$338,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — DEBT AND SUBORDINATED DEBT — RELATED PARTY
The Company’s debt and subordinated debt — related party at December 31, 2010 and September 30, 2010 are summarized as follows:

			December 31, 2010		September 30, 2010
			Stated	Average	Stated	Average
	December 31,	September 30,	Interest	Interest	Interest	Interest
	2010	2010	Rate	Rate	Rate	Rate
Receivables Financing Agreement	$79,268,000	$90,483,000	3.76%	3.76%	3.76%	3.77%

Subordinated debt — related party	$—	$4,386,000	—	10.00%	10.00%	8.69%
Leumi Credit Agreement
On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a revolving credit agreement with Bank Leumi ( the “Leumi Credit Agreement”) which permits maximum principal advances of up to $6 million. This agreement expired on December 31, 2010. The interest rate was a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consisted of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There were no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was drawn and used to reduce to zero the remaining balance of the IDB Credit Facility described below. The balance at December 31, 2009 on the Leumi Credit Agreement was approximately $1.5 million. The Leumi Credit Agreement balance was reduced to zero in January 2010 and remained at zero until its expiration on December 31, 2010. Currently, the Company does not have a new agreement in place, and there is no assurance that a new agreement will be reached, but the Company has maintained ongoing discussions with Bank Leumi regarding entering into a new and more substantial credit agreement.
Receivables Financing Agreement
In March 2007, Palisades XVI borrowed approximately $227 million under the Receivable Financing Agreement with Bank of Montreal (“BMO”), as amended in July 2007, December 2007, May 2008, February 2009 and October 2010, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and accrued interest at the rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly-owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — DEBT AND SUBORDINATED DEBT — RELATED PARTY (CONTINUED)
Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. The following is a summary of the material amendments:
Second Amendment — Receivables Financing Agreement, dated December 27, 2007, revised the amortization schedule of the loan from 25 months to approximately 31 months. BMO charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008.
Third Amendment — Receivables Financing Agreement, dated May 19, 2008, extended the payments of the loan through December 2010. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI.
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
As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company provided BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO could not exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s existing senior lending facility or any successor senior facility.
On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extended the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduced the minimum monthly total payment to $750,000; (iii) accelerated the Company’s guaranty credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment; (iv) eliminated the Company’s limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revised the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.
In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The Termination Agreement provides that, upon payment of $8,700,000 to the Lender and execution of the Fifth Amendment, the following agreements, which were entered into by the Company and certain of its affiliated entities in connection with the guaranty of the outstanding loans under the Receivables Financing Agreement, were terminated: (i) the Subordinated Limited Recourse Guaranty Agreement, dated February 20, 2009, among the Company, its subsidiaries, and BMO; (ii) the Subordinated Guarantor Security Agreement, dated February 20, 2009; (iii) the Limited Recourse Guaranty Agreement, dated as of February 20, 2009; and (iv) the Intercreditor Agreement, dated as of February 20, 2009. The Termination Agreement was effective as of October 14, 2010.
The aggregate minimum repayment obligations required under the Fifth Amendment including interest and principal for fiscal years ending September 30, 2011 through 2013 are $9 million annually and, for the fiscal year ended September 30, 2014, is approximately $5 million (seven months).
On December 31, 2010 and 2009, the outstanding balance on this loan was approximately $79.3 million and $99.7 million, respectively. The applicable interest rate at December 31, 2010 and 2009 was 3.76% and 3.77%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% for the periods ended December 31, 2010 and 2009.
The Company’s average debt obligation (excluding the subordinated debt — related party) for the periods ended December 31, 2010 and 2009, was approximately $82.7 million and $111.2 million, respectively. The average interest rate was 3.76% and 3.90%, respectively, for the periods ended December 31, 2010 and 2009.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — DEBT AND SUBORDINATED DEBT — RELATED PARTY (CONTINUED)
IDB Credit Facility
The Eighth Amendment to the IDB Credit Facility, entered into on July 10, 2009, granted an initial $40 million line of credit from a consortium of banks (“the Bank Group”) for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility accrued interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin, based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all assets of the Company other than the assets of Palisades XVI and contained financial and other covenants. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB facility was repaid in full on December 14, 2009.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan was in the aggregate principal amount of approximately $8.2 million, bore interest at a rate of 6.25% per annum, was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the IDB Credit Facility. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s IDB Credit Facility and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum effective January 2010. Approximately $3.8 million of the loan was repaid in fiscal year 2010, with the remaining $4.4 million repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 30, 2010, reducing the balance to zero.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Employment Agreements
In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intend to negotiate a new employment agreement with Mr. Stern during fiscal year 2011.
On November 30, 2009, the Company entered into a consulting services agreement with Cameron Williams, its former Chief Operating Officer. Under the terms of the agreement, the Company paid Mr. Williams a monthly fee of $20,833.33 for the one year period ending December 31, 2010 in exchange for certain consulting services. In addition, in exchange for a release of all claims and liabilities, we paid Mr. Williams a fee of $100,000, reimbursed his monthly COBRA costs of up to $1,000 per month, and accelerated vesting of 16,667 stock options , exercisable at a price of $2.95 per share, held by Mr. Williams. Also, Mr. Williams signed another release in favor of the Company and was paid $20,833.37 at the end of this consulting term in December 2010.
Leases
The Company leases its facilities in Englewood Cliffs and Sugar Land, Texas. Please refer to the Company’s consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission, for additional information.
Litigation
In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to its business or financial condition. The Company is not involved in any material litigation in which it is a defendant.
NOTE 7. — INCOME RECOGNITION, IMPAIRMENTS, AND COMMISSIONS AND FEES
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. — INCOME RECOGNITION, IMPAIRMENTS AND COMMISSIONS AND FEES (CONTINUED)
Impairments
The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were no impairments recorded during the quarters ended December 31, 2010 and 2009.
The Company’s analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:
•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and we factor in both better and worse states when establishing our initial cash flow expectations.

•	the average balance of the receivables influences our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for our law suit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, it is able to factor these variables into our initial expected cash flows;

•	the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process. For example, older receivables might be more difficult and/or require more time and effort to collect;
•	past history and performance of similar assets acquired. As the Company purchase portfolios of like assets, we accumulate a significant historical data base on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	the Company’s ability to analyze accounts and resell accounts that meet its criteria;

•	jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. The Company believes that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor with property will pay to clear title or release a lien. The Company also believes that these debtors generally might take longer to repay and that is factored into our initial expected cash flows; and

•	credit standards of the issuer.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. — INCOME RECOGNITION, IMPAIRMENTS AND COMMISSIONS AND FEES (CONTINUED)
The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable the Company will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables accounted for on the interest method over the expected remaining life of the portfolio.
The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporate such input into the estimates we use for its expected cash flows.
As a result of the recent and current challenging economic environment and the impact it has had on the collections, for the non-medical account portfolio purchases acquired since the beginning of fiscal year 2009, the Company has extended its time frame of the expectation of recovering 100% of its invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, which is an increase from the previous 5-year expectation. The medical accounts have a shorter 3-year collection curve based on the nature of these accounts. The Company routinely monitors these expectations against the actual cash flows and, in the event the cash flows are below its expectations and it believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, it would defer the “excess” collection as deferred revenue.
Commissions and fees
Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.
NOTE 8. — INCOME TAXES
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards. The provision for income tax expense for the three month periods ending December 31, 2010 and 2009, respectively, reflects income tax expense at an effective rate of 40.5% and 40.6, respectively.
The corporate federal income tax returns of the Company for 2006, 2007, 2008 and 2009 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.
In April 2010, the Company received notification from the IRS that the Company’s 2008 and 2009 federal income tax returns would be audited. This audit is currently in progress.

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
The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Income)	Shares	Amount
Basic	$2,666,000	14,606,121	$0.18	$2,475,000	14,272,420	$0.17

Effect of Dilutive Stock		221,646			342,634

Diluted	$2,666,000	14,827,767	$0.18	$2,475,000	14,615,054	$0.17

At December 31, 2010, 778,699 options at a weighted average exercise price of $14.59 were not included in the diluted earnings per share calculation as they were antidilutive.
At December 31, 2009, 654,042 options at a weighted average exercise price of $16.87 were not included in the diluted earnings per share calculation as they were antidilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. — STOCK BASED COMPENSATION
The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.
In December 2010, the Compensation Committee of the Board of Directors of the Company granted 324,800 stock options, of which 30,000 options were issued to each non-employee independent director for a total of 150,000 stock options. 60,000 stock options were awarded to the Chief Executive Officer, and 30,000 stock options were awarded to the Chief Financial Officer and the Senior Vice President. The remaining 54,800 stock options were granted to full time employees of the Company, who had been employed at the Company for at least six months prior to the date of grant. Additionally, in December 2010, the Compensation Committee of the Board of Directors issued 32,765 shares of restricted stock to the Chief Executive Officer. The exercise price of all stock options was at the market price on the date of the grant. All stock options and restricted shares vest in three equal annual installments, commencing on the date of grant/issuance.
The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	106.9%
Dividend yield	0.98%
In December 2009, the Compensation Committee of the Board of Directors of the Company granted 25,000 stock options to each director of the Company other than the Chief Executive Officer, for a total of 150,000 options, and 8,900 stock options to full time employees of the Company, who had been employed at the Company for at least six months prior to the date of grant. The grants to employees exclude officers of the Company. The exercise price of these options was at the market price on the date of the grant.
The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	110.2%
Dividend yield	1.12%

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. — STOCK OPTION PLANS
Equity Compensation Plan
On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), subject to the approval of the stockholders of the Company. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. One million shares were authorized for issuance under the Equity Compensation Plan. The Equity Compensation Plan was ratified by the stockholders on March 1, 2006. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Compensation Plan, which is included as an exhibit to the Company’s reports filed with the SEC.
The general purpose of the Equity Compensation Plan is to provide an incentive to the Company’s employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of the business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out its long range plans and securing our growth and financial success.
The Board believes that the Equity Compensation Plan will advance the Company’s interests by enhancing its ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions to its success; (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account the Company’s long-term interests through ownership of its shares.
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 545,569 shares were available as of December 31, 2010. As of December 31, 2010, approximately 102 of the Company’s employees were eligible to participate in the Equity Compensation Plan.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 139,734 shares were available as of December 31, 2010. As of December 31, 2010, approximately 102 of the Company’s employees were eligible to participate in the 2002 Plan.
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
The following table summarizes stock option transactions under the 2002 Stock Option Plan, the 1995 Stock Option Plan and the Equity Compensation Plan:

	Three Months Ended December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	922,039	$12.70	1,157,905	$10.76
Options granted	324,800	6.89	158,900	8.07
Options exercised	0	0	(100)	2.95
Options forfeited	(1,400)	5.79	0	0

Outstanding options at the end of period	1,245,439	$11.18	1,316,705	$10.44

Exercisable options at the end of period	954,109	$12.56	1,157,382	$11.03

The following table summarizes information about the 2002 Stock Option Plan, the 1995 Stock Option Plan and the Equity Compensation Plan outstanding options as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Weighted	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	198,168	4.8	$3.91	168,502	$4.07
$5.7501 – $8.6250	494,000	9.4	7.24	232,336	7.39
$14.3751 – $17.2500	198,611	2.8	14.88	198,611	14.88
$17.2501 – $20.1250	339,660	3.8	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	6.0	28.75	15,000	28.75

	1,245,439	6.1	$11.18	954,109	$12.56

The Company recognized $852,000 and $463,000 of compensation expense related to the stock option grants during each of the three month periods ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $1,676,000 of unrecognized compensation cost related to stock option awards.
There was no intrinsic value of the outstanding and exercisable options as of December 31, 2010.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. — STOCK OPTION PLANS (CONTINUED)
The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2010		2009
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	17,669	$19.73	35,338	$19.73
Awards granted	32,765	7.63	—	—
Vested	(28,591)	15.11	(17,669)	19.73
Forfeited	—	—	—	—

Unvested at the end of period	21,843	$7.63	17,669	$19.73

The Company recognized $146,000 and $96,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $272,000 of unrecognized compensation cost related to restricted stock awards.
NOTE 12. — STOCKHOLDERS’ EQUITY
During September 2010, the Company declared a cash dividend aggregating $292,000 ($0.02 per share) which was paid November 1, 2010. In December 2010, the Company declared a quarterly dividend of $0.02 per share, or $292,000, for shareholders of record as of December 30, 2010, which was paid on February 1, 2011. As of December 31, 2010, stockholders equity includes an amount for other comprehensive income of $74,000, which relates to the Company’s investment in a company domiciled in South America.
NOTE 13. — FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.
The carrying value of consumer receivables acquired for liquidation was $139,579,000 at December 31, 2010. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $168,021,000 at December 31, 2010. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for all of our consumer receivables based on variables fully described in Note 3: Consumer Receivables Acquired for Liquidation. These cash flows are then discounted using the Company's estimated cost of capital to determine the fair value.
The aggregate carrying value of debt and subordinated debt (related party) was $79,268,000 and $109,479,000 at December 31, 2010 and 2009, respectively. The majority of these loan balances are variable rate; therefore, the carrying amounts approximate fair value.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.
We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2010.
All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.
Overview
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company,” “we” or “us”), primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:
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
As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecom receivables, consumer loan receivables and mixed consumer receivables has matured, we use the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes and we do not possess the same expertise, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.
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
After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:
•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;
•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the debtors as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

•	financial wherewithal of the seller;

•	jobs or property of the debtors found within portfolios-with our business model, this is of particular importance as debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation ; and

•	the ability to obtain customer statements from the original issuer.
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
As a result of the recent and current challenging economic environment and the impact it has had on the collections, for the non medical account portfolio purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of seven years, which is an increase from the previous five year expectation. The medical accounts have a shorter three year collection curve based on the nature of these accounts. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
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
Results of Operations
The Three-Month Period Ended December 31, 2010, Compared to the Three-Month Period Ended December 31, 2009
Finance income. For the three months ended December 31, 2010, finance income decreased $0.2 million or 2.0% to $10.8 million from $11.0 million for the three months ended December 31, 2009. The decrease is primarily due to the lower level of portfolio purchases over the last two and a half years and, as a result, the increased number of our portfolios that are in the later stages of their yield curves. The average balance of consumer receivables acquired for liquidation decreased from $200.2 million for the three month period ended December 31, 2009 to $143.3 million for the three month period ended December 31, 2010. The decrease is due to the impact of the lower average balance of consumer receivables acquired for liquidation offset by the increase in income from fully amortized portfolios (zero basis revenue), which increased $0.7 million to $8.8 million in the three months ended December 31, 2010 compared to $8.1 million in the same prior year period. We purchased $2.9 million in new portfolios in the first quarter of fiscal year 2011 as compared to $2.3 million in the first quarter of fiscal year 2010.
Net collections for the three months ended December 31, 2010 decreased 28.2% to $21.1 million from $29.4 million for the same prior year period The decrease is due to the lower level of purchases over the last two and a half years and the general slow down of the economy. During the first quarter of fiscal year 2011, gross collections decreased 23.6% to $33.4 million from $43.7 million for the three months ended December 31, 2009. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.0 million, or 14.0%, to $12.3 million from $14.3 million for the three months ended December 31, 2010. Commissions and fees amounted to 36.8% of gross collections for the three month period ended December 31, 2010, compared to 32.7% in the same period of the prior year.
Other income. Other income of $79,000 for three month periods ended December 31, 2010 and 2009 consisted primarily of service fee income and interest income from the banks.
General and Administrative Expenses. During the three-month period ended December 31, 2010, general and administrative expenses decreased $0.1 million to $5.5 million from $5.6 million for the three-months ended December 31, 2009. The decrease is attributable to lower professional fees, amortization expense and bank service charges, significantly offset by higher stock based compensation expense. Lower amortization expense is the result of the full amortization of loan fees during fiscal year 2010, related to the Bank of Montreal (“BMO”) loan (“the “Receivables Financing Agreement”). The increase in stock based compensation expense, an approximately $1.0 million non-cash item, is due to increased issuances of stock options and restricted stock in fiscal year 2010 compared to fiscal year 2009. The comparative non-cash cost of stock based compensation expense in the first quarter of fiscal year 2010 was $0.5 million.
Interest Expense. During the three-month period ended December 31, 2010, interest expense decreased $0.4 million or 30.2% from $1.3 million to $0.9 million for the same period in the prior year. The lower interest expense in the 2010 fiscal quarter is primarily a reflection of the continuing pay-down of the BMO loan. Additionally, we paid off the IDB Credit Facility on December 14, 2009, making the final payment by borrowing approximately $3.6 million from the revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”). Our average debt obligation (excluding the subordinated debt — related party) decreased from $111.2 million during the three-month period ending December 31, 2009 to $82.7 million during the corresponding 2010 period. Furthermore interest rates on total average debt were slightly lower in the current fiscal quarter compared to that in the same prior year quarter (a 3.76% average rate on total debt, excluding the subordinated debt — related party as compared to a 3.90% average rate last year).
Income tax expense. Income tax expense, consisting of federal and state income taxes, for quarter ended December 31, 2010 was $1.8 million as compared to $1.7 million in the first quarter of fiscal year 2010. The state portion of the income tax provision for the first quarter of fiscal year 2011 and 2010 has been offset against state net operating loss carryforwards with no current state taxes payable.
Net income. For the quarter ended December 31, 2010, net income was $2.7 million as compare to $2.5 million for the same prior year quarter, primarily the result of lower interest expense and reduced general and administrative expenses, partially offset by lower finance income in the current quarter.
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

Leumi Credit Agreement
On December 14, 2009 we (other than Palisades XVI), entered into the Leumi Credit Agreement which permitted maximum principal advances of up to $6 million. The term of the agreement was through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consisted of a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There were no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009 approximately $3.6 million of the Bank Leumi credit line was used to pay off the remaining balance of the IDB credit facility described below. The Leumi Credit Agreement is the current senior facility of the Company. The Leumi Credit Agreement balance was reduced to zero in January 2010 and remained at zero until its expiration on December 31, 2010. Currently, the Company does not have a new agreement in place, and there is no assurance that a new agreement will be reached, but the Company has maintained ongoing discussions with Bank Leumi regarding entering into a new and more substantial credit agreement.
Receivables Financing Agreement
In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009 and October 2010, with BMO in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and provided for an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contained cross default provisions related to the IDB Credit Facility. This cross default could only occur in the event of a non-payment in excess of $2.5 million of the IDB Credit Facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, our wholly owned subsidiary, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.
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
As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, we provided BMO a limited recourse, subordinated guaranty, secured by our assets , in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against us until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of our existing senior lending facility or any successor senior facility.
On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 30, 2014, (ii) reduces the minimum monthly total payment to $750,000, (iii) accelerates the our guarantee credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment, (iv) eliminates our limited guarantee of repayment of the loans outstanding by Palisades XVI, and (v) revises the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, we entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty discussed under the Fourth Amendment, was eliminated upon signing the Termination Agreement.
The aggregate minimum repayment obligations required under the Fifth Amendment including interest and principal for fiscal years ending September 30, 2011 through 2013 are $9 million annually and, for the fiscal year ended September 30, 2014, is approximately $5 million (seven months).
On December 31, 2010 and 2009, the outstanding balance on this loan was approximately $79.3 million, and $99.7 million, respectively. The applicable interest rate at December 31, 2010 and 2009 was 3.76% and 3.77%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% for the periods ended December 31, 2010 and 2009. We were in compliance with all covenants at December 31, 2010.
IDB Credit Facility
The Eighth Amendment to the IDB Credit Facility, entered into on July 10, 2009, granted an initial $40 million line of credit from a consortium of banks (“the Bank Group”) for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility bore interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin, based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all of our assets other than the assets of Palisades XVI and contained financial and other covenants. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB facility was repaid in full on December 14, 2009.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from an entity ( the “Family Entity”) that is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan was in the aggregate principal amount of approximately $8.2 million, bore interest at a rate of 6.25% per annum, was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the IDB Credit Facility. The subordinated loan was incurred by us to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize our IDB Credit Facility and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum effective January 2010. Approximately $3.8 million of the loan was repaid in fiscal year 2010, with the remaining $4.4 million repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 30, 2010, reducing the balance to zero.
Cash Flow
As of December 31, 2010, our cash decreased $3.2 million to $81.0 million from $84.2 million at September 30, 2010,. The decrease was primarily the result of our debt repayment more than offsetting our net collections during the period.
Net cash provided by operating activities was $5.3 million during the three months ended December 31, 2010, compared to net cash provided by operating activities of $5.0 million during the three months ended December 31, 2009. The increase was primarily due to an increase in net income. Net cash provided by investing activities was $7.3 million during the three months ended December 31, 2010 as compared to $16.1 million net cash provided by investing activities for the same prior year period. The primary reason for the decrease in cash is the lower net collections in the fiscal 2011 quarter, $21.1 million, compared to $29.4 million in the fiscal 2010 quarter. Net cash used in financing activities was $15.8 million during the three-months ended December 31, 2010, compared to $21.2 million during the three-months ended December 31, 2009. The change is primarily due to the decreased repayments of debt, $15.6 million, during the three month period ended December 31, 2010, as compared to repayments of $21.4 million during the three month period ended December 31, 2009.

Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our debt facilities, purchase of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid if approved by the Board of Directors. Acquisitions have been financed primarily through cash flows from operating activities and a credit facility. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to purchase portfolios and operate the business. However, as the collection environment remains challenging, we may seek additional financing.
We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. Accordingly, we filed a $100 million shelf registration statement with the SEC which was declared effective during the third quarter of 2010. As of the date of this report, we have not issued any securities under this registration statement. The outcome of any future transaction(s) is subject to market conditions. In addition, due to these opportunities, we continue to work on a new and expanded loan facility.
Our business model affords us the ability to sell accounts on an opportunistic basis; however, account sales have been immaterial in recent quarters.
The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	2,659,000	224,000	2,883,000
Net cash collections from collection of consumer receivables acquired for liquidation	(15,579,000)	(5,371,000)	(20,950,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(155,000)	—	(155,000)
Effect of foreign currency translation	—	11,000	11,000
Finance income recognized (1)	10,065,000	694,000	10,759,000

Balance, end of period	$43,338,000	$96,241,000	$139,579,000

Revenue as a percentage of collections	64.0%	12.9%	51.0%

(1)	Includes $8.8 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2009
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	2,148,000	152,000	2,300,000
Net cash collections from collection of consumer receivables acquired for liquidation (1)	(19,047,000)	(7,786,000)	(26,833,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,593,000)	(4,000)	(2,597,000)
Effect of foreign currency translation	—	21,000	21,000
Finance income recognized (1)	10,618,000	356,000	10,974,000

Balance, end of period	$61,776,000	$130,350,000	$192,126,000

Revenue as a percentage of collections	49.1%	4.6%	37.3%

(1)	Includes $8.1 million derived from fully amortized interest method pools.

Off Balance Sheet Arrangements
As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Additional Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the three months ended December 31, 2010, we purchased portfolios with an aggregate purchase price of $2.9 million, having a face value of $7.6 million. The receivables purchased during the first quarter of 2010 include litigation-related medical accounts receivable portfolio whereby we are assigned the revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged-off non-performing assets. During the three months ended December 31, 2009, we purchased $116.3 million of face value portfolios with an aggregate purchase price of $2.3 million.
For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2010	$155,000	$54,000

Three months ended December 31, 2009	$2,597,000	$896,000
Portfolio Performance (1)
(Interest method portfolios only)

					Total estimated
		Cash Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,563,000	$—	$105,563,000	162%
2002	36,557,000	48,164,000	—	48,164,000	132%
2003	115,626,000	216,066,000	384,000	216,450,000	187%
2004	103,743,000	185,230,000	200,000	185,430,000	179%
2005	126,023,000	214,159,000	4,850,000	219,009,000	174%
2006	163,392,000	249,785,000	10,210,000	259,995,000	159%
2007	109,235,000	92,696,000	22,929,000	115,625,000	106%
2008	26,626,000	40,469,000	1,294,000	41,763,000	157%
2009	19,127,000	22,068,000	8,075,000	30,143,000	158%
2010	7,698,000	5,497,000	5,894,000	11,391,000	148%
2011	2,659,000	81,000	3,376,000	3,457,000	130%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 generally represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company adopted ASU 2009-17 as of October 1, 2010 which did not have a significant effect on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2010, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $79.3 million. A 25 basis-point increase in interest rates would have increased our interest expense for the current quarter by approximately $52,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures
a. Disclosure Controls and Procedures
As of December 31, 2010, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Changes in Internal Controls Over Financial Reporting.
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on December 14, 2010.

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

ASTA FUNDING, INC. (Registrant)
Date: February 9, 2011	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011	By:	/s/ Robert J. Michel
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