Form 10-Q
period 2011-03-31
ASTA FUNDING INC
filed 2011-05-10
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Registrant’s Telephone Number, Including Area Code: (201) 567-5648
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 9, 2011, the registrant had 14,634,122 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$91,787,000	$84,235,000
Restricted cash	1,428,000	1,304,000
Consumer receivables acquired for liquidation (at net realizable value)	130,904,000	147,031,000
Due from third party collection agencies and attorneys	2,576,000	3,528,000
Prepaid and income taxes receivable	—	196,000
Furniture and equipment, net	411,000	338,000
Deferred income taxes	17,850,000	18,762,000
Other assets	4,574,000	3,770,000

Total assets	$249,530,000	$259,164,000

LIABILITIES
Debt	$76,860,000	$90,483,000
Subordinated debt — related party	—	4,386,000
Other liabilities	1,497,000	2,105,000
Dividends payable	293,000	292,000
Income taxes payable	2,662,000	—

Total liabilities	81,312,000	97,266,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,634,122 at March 31, 2011 and 14,600,423 at September 30, 2010	146,000	146,000
Additional paid-in capital	74,025,000	72,717,000
Retained earnings	93,962,000	89,026,000
Accumulated other comprehensive income, net of tax	85,000	9,000

Total stockholders’ equity	168,218,000	161,898,000

Total liabilities and stockholders’ equity	$249,530,000	$259,164,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenues:
Finance income, net	$11,137,000	$11,181,000	$21,896,000	$22,155,000
Other income	97,000	19,000	176,000	98,000

	11,234,000	11,200,000	22,072,000	22,253,000

Expenses:
General and administrative	5,651,000	5,274,000	11,132,000	10,903,000
Interest (Related party — Period ended March 31, 2011 — Three months, $0; Six months, $86,000; Period ended March 31, 2010 — Three months, $168,000; Six months, $298,000)	739,000	1,087,000	1,618,000	2,346,000
Impairments of consumer receivables acquired for liquidation	49,000	—	49,000	—

	6,439,000	6,361,000	12,799,000	13,249,000

Income before income tax	4,795,000	4,839,000	9,273,000	9,004,000

Income tax expense	1,940,000	1,964,000	3,752,000	3,654,000

Net income	$2,855,000	$2,875,000	$5,521,000	$5,350,000

Net income per share:

Basic	$0.20	$0.20	$0.38	$0.37
Diluted	$0.19	$0.20	$0.37	$0.37

Weighted average number of common shares outstanding:
Basic	14,633,655	14,498,161	14,619,917	14,384,050
Diluted	14,876,437	14,504,398	14,825,060	14,570,901
See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, September 30, 2010	14,600,423	$146,000	$72,717,000	$89,026,000	$9,000	$161,898,000

Restricted common stock	32,765

Exercise of options	934		5,000			5,000

Stock based compensation expense			1,303,000			1,303,000

Dividends				(585,000)		(585,000)

Accumulated Other comprehensive income, net of tax					76,000	76,000

Net income				5,521,000		5,521,000

Balance, March 31, 2011	14,634,122	$146,000	$74,025,000	$93,962,000	$85,000	$168,218,000

Comprehensive income (loss) is as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Net income	$5,521,000	$5,350,000
Other comprehensive income (loss), net of tax — foreign currency translation	76,000	(58,000)

Comprehensive income	$5,597,000	$5,292,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$5,521,000	$5,350,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,000	546,000
Deferred income taxes	912,000	5,770,000
Impairments of consumer receivables acquired for liquidation	49,000	—
Stock based compensation	1,303,000	763,000

Changes in:
Other assets	(816,000)	(440,000)
Due from third party collection agencies and attorneys	952,000	(184,000)
Income taxes payable and receivable	2,858,000	(1,700,000)
Other liabilities	(532,000)	(658,000)

Net cash provided by operating activities	10,372,000	9,447,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(5,003,000)	(3,271,000)
Principal collected on receivables acquired for liquidation	20,955,000	31,140,000
Principal collected on receivable accounts represented by account sales	152,000	1,795,000
Foreign exchange effect on receivables acquired for liquidation	(26,000)	(17,000)
Capital expenditures	(186,000)	(75,000)

Net cash provided by investing activities	15,892,000	29,572,000

Cash flows from financing activities:
Proceeds from exercise of options	5,000	863,000
Tax benefit arising from vesting of restricted stock awards	—	51,000
Change in restricted cash	(124,000)	868,000
Dividends paid	(584,000)	(571,000)
Repayments of debt, net	(18,009,000)	(29,969,000)

Net cash used in financing activities	(18,712,000)	(28,758,000)

Net increase in cash and cash equivalents	7,552,000	10,261,000

Cash at the beginning of period	84,235,000	2,385,000

Cash and cash equivalents at end of period	$91,787,000	$12,646,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest (fiscal year 2011 Related Party — $122,000; 2010 Related Party — $387,000)	$1,689,000	$2,532,000
Income taxes	$33,000	$—
See accompanying notes to condensed consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Basis of Presentation
Business
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”, “we” or “us” ) is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R), Visa(R), other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio.
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the six and three month periods ended March 31, 2011 and 2010, the condensed consolidated statement of stockholders’ equity as of and for the six months ended March 31, 2011 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2011 and 2010, are unaudited. The September 30, 2010 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2011 and September 30, 2010, the results of operations for the six and three month periods ended March 31, 2011 and 2010 and cash flows for the six month periods ended March 31, 2011 and 2010 have been made. The results of operations for the six and three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission.
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of March 31, 2011, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note 1: Business and Basis of Presentation (continued)
Reclassifications
Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.
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
The Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In such case, all cash collections are recognized as revenue when received.
The Company has liquidating experience in the fields of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, litigation-related medical accounts, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes in which the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2011, approximately $38.8 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $92.1 million are accounted for using the cost recovery method, of which $84.4 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — (continued)
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Six Months Ended March 31, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	4,530,000	473,000	5,003,000
Net cash collections from collection of consumer receivables acquired for liquidation	(32,281,000)	(10,479,000)	(42,760,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(243,000)	—	(243,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	26,000	26,000
Finance income recognized (1)	20,509,000	1,387,000	21,896,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	63.1%	13.2%	50.9%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	228,000	3,271,000
Net cash collections from collection of consumer receivables acquired for liquidation	(37,976,000)	(14,370,000)	(52,346,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,740,000)	(4,000)	(2,744,000)
Effect of foreign currency translation	—	17,000	17,000
Finance income recognized (1)	21,398,000	757,000	22,155,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	52.6%	5.3%	40.2%

(1)	Includes approximately $16.4 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — ( continued )

	For the Three Months Ended March 31, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$43,338,000	$96,241,000	$139,579,000
Acquisitions of receivable portfolios, net	1,871,000	249,000	2,120,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,702,000)	(5,108,000)	(21,810,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(88,000)	—	(88,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	15,000	15,000
Finance income recognized (1)	10,444,000	693,000	11,137,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	62.2%	13.6%	50.9%

(1)	Includes approximately $9.0 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$61,776,000	$130,350,000	$192,126,000
Acquisitions of receivable portfolios, net	895,000	76,000	971,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,929,000)	(6,584,000)	(25,513,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(147,000)	—	(147,000)
Effect of foreign currency translation	—	(4,000)	(4,000)
Finance income recognized (1)	10,780,000	401,000	11,181,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	56.5%	6.1%	43.6%

(1)	Includes approximately $8.3 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — ( continued )
As of March 31, 2011, the Company had $130,904,000 in Consumer Receivables acquired for Liquidation, of which $38,814,000 are being accounted for on the accrual basis. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2011 (six months ending)	$10,138,000
September 30, 2012	16,668,000
September 30, 2013	7,941,000
September 30, 2014	3,945,000
September 30, 2015	1,039,000
September 30, 2016	751,000
September 30, 2017	188,000

Subtotal	40,670,000

Deferred revenue	(1,856,000)

Total	$38,814,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2011. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the six months and three months ended March 31, 2011 and 2010 are as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$15,255,000	$25,875,000
Income recognized on finance receivables, net	(20,510,000)	(21,398,000)
Additions representing expected revenue from purchases	1,238,000	1,080,000
Reclassifications from nonaccretable difference	16,359,000	14,956,000

Balance at end of period	$12,342,000	$20,513,000

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$13,874,000	$23,656,000
Income recognized on finance receivables, net	(10,445,000)	(10,780,000)
Additions representing expected revenue from purchases	506,000	271,000
Reclassifications from nonaccretable difference	8,407,000	7,366,000

Balance at end of period	$12,342,000	$20,513,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — ( continued )
During the three and six month periods ended March 31, 2011, the Company purchased $6.1 million and $13.7 million, respectively, of face value of charged-off consumer receivables at a cost of $2.1 million and $5.0 million, respectively. During the second quarter of fiscal year 2011, most of the portfolios purchased were classified under the interest method.
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2011 and 2010, respectively:

	For the Six Months Ended March 31,
	2011	2010
Gross collections (1)	$67,007,000	$83,762,000

Commissions and fees (2)	24,004,000	28,672,000

Net collections	$43,003,000	$55,090,000

	For the Three Months Ended March 31,
	2011	2010
Gross collections (1)	$33,623,000	$40,035,000

Commissions and fees (2)	11,725,000	14,375,000

Net collections	$21,898,000	$25,660,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on substantially all gross collections received by the Company in connection with the Portfolio Purchase (see Note 5).
Note 4: Furniture and Equipment
Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2011	2010
Furniture	$310,000	$310,000
Equipment	3,010,000	2,855,000
Software	180,000	153,000
Leasehold improvements	90,000	86,000

	3,590,000	3,404,000
Less accumulated depreciation	3,179,000	3,066,000

Balance, end of period	$411,000	$338,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party
The Company’s debt and subordinated debt — related party at March 31, 2011 and September 30, 2010 are summarized as follows:

			March 31, 2011		September 30, 2010
			Stated	Average	Stated	Average
	March 31,	September 30,	Interest	Interest	Interest	Interest
	2011	2010	Rate	Rate (1)	Rate	Rate

Receivables Financing Agreement	$76,860,000	$90,483,000	3.76%	3.77%	3.76%	3.77%

Subordinated debt — related party	$—	$4,386,000	—	10.0%	10.00%	8.69%

(1)	6-month average
Receivables Financing Agreement
In March 2007, Palisades XVI entered into a receivables financing agreement (the “Receivables Financing Agreement”) with the Bank of Montreal (“BMO”), as amended in July 2007, December 2007, May 2008, February 2009 and October 2010 in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modifications, discussed below, the debt was full recourse only to Palisades XVI and accrued interest at the rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.
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
On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extended the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduced the minimum monthly payment to $750,000; (iii) accelerated the Company’s guaranty credit enhancement of $8,700,000, which was paid upon the execution of the Fifth Amendment; (iv) eliminated the Company’s limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revised the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.
In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The Termination Agreement provides that, upon payment of $8,700,000 to the Lender and execution of the Fifth Amendment, the following agreements, which were entered into by the Company and certain of its affiliated entities in connection with the guaranty of the outstanding loans under the Receivables Financing Agreement, were terminated: (i) the Subordinated Limited Recourse Guaranty Agreement, dated February 20, 2009, among the Company, its subsidiaries and BMO; (ii) the Subordinated Guarantor Security Agreement, dated February 20, 2009; (iii) the Limited Recourse Guaranty Agreement, dated as of February 20, 2009; and (iv) the Intercreditor Agreement, dated February 20, 2009. The Termination Agreement was effective as of October 14, 2010.
The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for fiscal years ending September 30, 2011 through 2013, is $9 million annually, and, for the fiscal year ending September 30, 2014, is approximately $5 million (seven months).
On March 31, 2011 and 2010, the outstanding balance on this loan was approximately $76.9 million, and $96.5 million, respectively. The applicable interest rate at March 31, 2011 and 2010 was 3.76% and 3.73%, respectively. The average interest rate of the Receivable Financing Agreement was 3.77% and 3.75% for the six-month periods ended March 31, 2011 and 2010, respectively.
The Company’s average debt obligation (excluding the subordinated debt — related party) for the six and three month periods ended March 31, 2011, was approximately $80.3 million and $77.9 million, respectively. The average interest rate for the six and three month periods ended March 31, 2011 was 3.77% and 3.79%, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party (continued)
Bank Leumi Credit Agreement
On December 14, 2009, the Company and its subsidiaries other than Palisades XVI, entered into a revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”), which permitted maximum principal advances of up to $6 million. This agreement expired on December 31, 2010. The interest rate was a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consisted of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family. There were no financial covenant restrictions. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was drawn and used to reduce to zero the remaining balance on the IDB Credit Facility described below. The balance outstanding on the Leumi Credit Agreement was reduced to zero on January 14, 2010 and remained at zero until its expiration on December 31, 2010. Currently, the Company does not have a new agreement in place, and there can be no assurance that a new agreement will be reached, but the Company has maintained ongoing discussions with Bank Leumi regarding entering into a new and more substantial credit agreement.
IDB Credit Facility
The Eighth Amendment to the IDB Credit Facility, entered into on July 10, 2009, granted an initial $40 million line of credit from a consortium of banks (the “Bank Group”) for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility accrued interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin based on certain leverage ratios, with a minimum rate of 5.5% per annum. The IDB Credit Facility was collateralized by all assets of the Company, other than those of Palisades XVI and contained financial and other covenants. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB facility was repaid in full on December 14, 2009.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from an entity (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company and is beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan was in the aggregate principal amount of approximately $8.2 million, accrued interest at a rate of 6.25% per annum and was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the IDB Credit Facility. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were initially used to further collateralize the Company’s IDB Credit Facility and to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum effective January 2010. Approximately $3.8 million of the loan was repaid in fiscal year 2010, with the remaining $4.4 million repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 30, 2010, reducing the balance to zero.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6: Commitments and Contingencies
Employment Agreements
In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2011.
On November 30, 2009, the Company entered into a consulting services agreement with Cameron Williams, its former Chief Operating Officer. Under the terms of the agreement, the Company paid Mr. Williams a monthly fee of $20,833.33 for the one year period ended December 31, 2010 in exchange for certain consulting services. In addition, in exchange for a release of all claims and liabilities, the Company paid Mr. Williams a fee of $100,000, reimbursed his COBRA costs up to $1,000 per month, and accelerated vesting of 16,667 stock options held by Mr. Williams, exercisable at $2.95 per share. Also Mr. Williams signed another release in favor of the Company and was paid $20,833.37 at the end of this consulting term in December 2010.
Leases
The Company leases its facilities in Englewood Cliffs, New Jersey and Houston, Texas. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, for additional information.
Litigation
In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits against consumers, using its network of third party law firms. In addition, consumers occasionally initiate litigation against the Company, alleging that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to its business and financial condition. The Company is not involved in any material litigation in which it was a defendant.
Note 7: Income Recognition and Impairments
Income Recognition
The Company accounts for its investment in consumer receivables acquired for liquidation using the interest method under the guidance of ASC 310. In ASC 310 static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.
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
The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There was an impairment of $49 thousand recorded during the three and six month periods ended March 31, 2011. No impairments were recorded during the three and six month periods ended March 31, 2010. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered a write down in value is required.
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
We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid, so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and, at times, incorporate such input into the estimates we use for our expected cash flows. As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolios purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, which is an increase from the previous 5-year expectation. Portfolios acquired during the first six months of fiscal year 2011 include semi-performing litigation-related medical accounts receivable portfolios whereby the Company is assigned the revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets. The expectation of recovering 130% of our investment is projected to be over a three year period. We routinely monitor expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
Commissions and fees
Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.
Note 8: Income Taxes
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carryforwards. The provision for income tax expense for the three month periods ending March 31, 2011 and 2010, respectively, reflects income tax expense at an effective rate of 40.5% and 40.6%. The provision for income tax expense for the six month periods ending March 31, 2011 and 2010, reflects income tax expense at an effective rate of 40.5% for both periods.
The corporate federal income tax returns of the Company for 2006 through 2009 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.
In April 2010, the Company received notification from the IRS the Company’s 2008 and 2009 federal income tax returns would be audited. This audit is currently in progress.

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
The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2011 and 2010:

	Six Months Ended March 31,
	2011			2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$5,521,000	14,619,917	$0.38	$5,350,000	14,384,050	$0.37

Effect of Dilutive Stock		205,143	(0.01)		186,851

Diluted	$5,521,000	14,825,060	$0.37	$5,350,000	14,570,901	$0.37

At March 31, 2011, 914,646 options at a weighted average exercise price of $13.55 were not included in the diluted earnings per share calculation as they were antidilutive.
At March 31, 2010, 694,683 options at a weighted average exercise price of $16.11 were not included in the diluted earnings per share calculation as they were antidilutive.

	Three Months Ended March 31,
	2011			2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$2,855,000	14,633,655	$0.20	$2,875,000	14,498,161	$0.20

Effect of Dilutive Stock		242,782	(0.01)		6,237

Diluted	$2,855,000	14,876,437	$0.19	$2,875,000	14,504,398	$0.20

At March 31, 2011, 1,021,049 options at a weighted average exercise price of $12.93 were not included in the diluted earnings per share calculation as they were antidilutive.
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
In March 2011, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) granted 10,000 stock options to an employee. The exercise price of these options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.10%
Expected term (years)	10.0
Expected volatility	106.2%
Dividend yield	0.94%
In December 2010, the Compensation Committee granted 324,800 stock options, of which 30,000 options were issued to each non-employee independent director for a total of 150,000 stock options. 60,000 stock options were awarded to the Chief Executive Officer and 30,000 stock options were awarded to the Chief Financial Officer and the Senior Vice President. The remaining 54,800 stock options were granted to full time employees of the Company, who had been employed at the Company for at least six months prior to the date of grant. The grants to employees excluded officers of the Company. The exercise price of these options was at the market price on the date of the grant. Additionally, in December 2010, the Compensation Committee issued 32,765 shares of restricted stock to the Chief Executive Officer. The exercise price of all stock options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	106.9%
Dividend yield	0.98%
In December 2009, the Compensation Committee granted 25,000 stock options to each director of the Company other than the Chief Executive Officer, for a total of 150,000 options, and 8,900 stock options to full time employees of the Company who had been employed at the Company for at least six months prior to the date of grant. The grants to employees excluded officers of the Company. The exercise price of these options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	110.2%
Dividend yield	1.12%

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock Option Plans
Equity Compensation Plan
On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. One million shares were authorized for issuance under the Equity Compensation Plan. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Compensation Plan, which is included as an exhibit to the Company’s reports filed with the SEC.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 545,569 shares were available as of March 31, 2011. As of March 31, 2011, approximately 103 of the Company’s employees were eligible to participate in the Equity Compensation Plan.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 129,734 were available as of March 31, 2010. As of March 31, 2011, approximately 103 of the Company’s employees were eligible to participate in the 2002 Plan.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock Option Plans (continued)
The following table summarizes stock option transactions under the plans:

	Six Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	922,039	$12.70	1,157,905	$10.76
Options granted	334,800	6.94	158,900	8.07
Options exercised	(934)	5.61	(325,767)	2.65
Options forfeited	(1,400)	5.79	(20,500)	16.24

Outstanding options at the end of period	1,254,505	$11.17	970,538	$12.93

Exercisable options at the end of period	953,175	$12.56	811,215	$14.26

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,245,439	$11.18	1,316,705	$10.44
Options granted	10,000	8.52	—	—
Options exercised	(934)	5.61	(325,667)	2.65
Options forfeited	—	—	(20,500)	16.24

Outstanding options at the end of period	1,254,505	$11.17	970,538	$12.93

Exercisable options at the end of period	953,175	$12.56	811,215	$14.26

The Company recognized $1,015,000 and $163,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2011. The Company recognized $668,000 and $182,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2010. As of March 31, 2011, there was $1,405,000 of unrecognized compensation expense related to stock option awards. There is no intrinsic value of the outstanding and exercisable options as of March 31, 2011. The intrinsic value of the stock options exercised during the three month period ended March 31, 2011 was approximately $3,000.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 11: Stock Option Plans (continued)
The following table summarizes information about the Plans outstanding options as of March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	197,834	4.6	$3.91	168,168	$4.08
$5.7501 – $8.6250	503,400	8.9	7.27	231,736	7.39
$14.3751 – $17.2500	198,611	2.6	14.88	198,611	14.88
$17.2501 – $20.1250	339,660	3.6	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	5.7	28.75	15,000	28.75

	1,254,505	5.8	$11.17	953,175	$12.56

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	17,669	$19.73	35,338	$19.73
Awards granted	32,765	7.63	—	—
Vested	(28,591)	15.11	(17,669)	19.73
Forfeited	—	—	—	—

Unvested at the end of period	21,843	$7.63	17,669	$19.73

Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	21,843	$7.63	17,669	$19.73
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	21,843	$7.63	17,669	$19.73

The Company recognized $288,000 and $142,000 of compensation expense related to the restricted stock awards during the six-month and three month periods ended March 31, 2011. The Company recognized $94,000 and $22,000 of compensation expense related to restricted stock awards during the six and three month periods ended March 31, 2010. As of March 31, 2011, there was $238,000 of unrecognized compensation cost related to unvested restricted stock.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stockholders’ Equity
For the six months ended March 31, 2011, the Company declared dividends of $585,000, or $.02 per share. Of this amount $292,000 was paid during the six months ended March 31, 2011 and $293,000 was accrued as of March 31, 2011 and paid May 2, 2011. As of March 31, 2011, stockholders’ equity includes an amount for other comprehensive income of $85,000, which relates to the Company’s investment in a company domiciled in South America.
Note 13: Fair Value of Financial Instruments
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
The carrying value of consumer receivables acquired for liquidation was $130,904,000 and $147,031,000 at March 31, 2011 and September 30, 2010, respectively. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $156,373,000 and $179,730,000 at March 31, 2011 and September 30, 2010, respectively. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for all of our consumer receivables based on variables fully described in Note 3: Consumer Receivables Acquired for Liquidation. These cash flows are then discounted using our estimated weighted average cost of capital to determine the fair value.
The carrying value of debt and subordinated debt (related party) was $76,860,000 and $94,869,000 at March 31, 2011 and September 30, 2010, respectively. The majority of these loans are variable rate and short-term; therefore, the carrying amounts approximate fair value.

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
As we believe our liquidating experience in certain asset classes such as distressed credit card receivables, telecom receivables, consumer loan receivables, litigation-related medical accounts and mixed consumer receivables has matured, we use the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes and we do not possess the same expertise, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.
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

Results of Operations
The six-month period ended March 31, 2011, compared to the six-month period ended March 31, 2010
Finance income. For the six month period ended March 31, 2011, finance income decreased $0.3 million or 1.2% to $21.9 million from $22.2 million for the six month period ended March 31, 2010. Finance income has decreased primarily due to the lower level of portfolio purchases and, as a result, the increased percentage of our portfolio balances are in the later stages of their yield curves. The Company purchased $13.7 million in face value of new portfolios at a cost of $5.0 million in the first six months of fiscal year 2011 as compared to purchased $3.3 million in face value at a cost of $971,000, in the same prior year period.
During the first six months of fiscal year 2011, gross collections decreased 20.0% to $67.0 million from $83.8 million for the six months ended March 31, 2010, reflecting the lower level of purchases, the age of our portfolios and the slow down in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $4.7 million, or 16.3% for the six months ended March 31, 2011 as compared to the same period in the prior year and averaged 35.8% of collections for the six months ended March 31, 2011 as compared to 34.2% in the same prior year period. Net collections decreased 21.9% to $43.0 million from $55.1 million for the six months ended March 31, 2010. Income recognized from fully amortized portfolios (zero based revenue) was $17.8 million and $16.4 million for the six months ended March 31, 2011 and 2010, respectively.
Other income. Other income of $176,000 and $98,000 for the six months ended March 31, 2011 and 2010, respectively, includes interest income and service fee income.
General and administrative expenses. During the six months ended March 31, 2011, general and administrative expenses increased $229 thousand, or 2% to $11.1 million from $10.9 million for the six months ended March 31, 2010. The slight increase in general and administrative expenses is attributable to, among other items, the increase in the non-cash expense of stock based compensation expense, and postage expense as a mailing campaign urging debtors to utilize their tax refunds to pay down their debt was utilized, offset by lower professional fees.
Interest expense. During the six month period ended March 31, 2011, interest expense decreased $.7 million to $1.6 million or 31% from $2.3 million in the same prior year period. The decrease in interest expense is primarily the result of a reduction in the average loan balance from $104.7 million for the six-month period ended March 31, 2010 to $80.3 million for the same current year period, as we continue our program of reducing debt.
Impairment. An impairment of $49,000 was recorded in the first quarter of fiscal year 2011 as one portfolio was adjusted to its net realizable value. There were no impairments recorded during the six months ended March 31, 2010.
Income tax expense. Income tax expense, consisting of federal and state income taxes, was $3.8 million for the six months ended March 31, 2011, as compared to income tax expense of $3.7 million for the comparable 2010 period.
Net income. For the six months ended March 31, 2011, net income was $5.5 million, as compared to net income of $5.4 million for the six month period ended March 31, 2010.
The three-month period ended March 31, 2011, compared to the three-month period ended March 31, 2010
Finance income. For the three month period ended March 31, 2011, finance income of $11.1 million was flat as compared to the same three month period of the prior year. Although portfolio purchases have been limited and has produced lower finance income, this lower level of finance income was offset by increased zero based income. The Company purchased $6.1 million in face value of new portfolios at a cost of $2.1 million in the second quarter of fiscal year 2011 as compared to the purchase of portfolios with a face value of $33.1 million at a cost of $971,000 in the same prior year period.
During the second quarter of fiscal year 2010, gross collections decreased 16.0% to $33.6 million from $40.0 million for the three months ended March 31, 2010. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.7 million, or 18.4%, for the three months ended March 31, 2011 as compared to the same period in the prior year and averaged 34.9% of collections during the three-month period ended March 31, 2011. Net collections decreased by 14.7% to $21.9 million from $25.7 million for the three months ended March 31, 2010. Income recognized from fully amortized portfolios (zero based revenue) was $9.0 million and $8.3 million for the three months ended March 31, 2011 and 2010, respectively.
Other income. Other income of $97,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively, includes interest income and service fee income.

General and administrative expenses. During the three-month period ended March 31, 2011, general and administrative expenses increased $377 thousand or 7% to $5.7 million from $5.3 million for the three months ended March 31, 2010. The increase is primarily the result of non-cash stock based compensation and postage expense substantially offset by lower professional fees.
Interest expense. During the three-month period ended March 31, 2011, interest expense was $739 thousand compared to $1.1 million in the same period in the prior year. The decrease in interest expense is primarily the result the decrease in the average loan balance from $98.7 million for the three-month period ended March 31, 2010 to $77.9 million for the same current year period as we continue our program of reducing debt.
Impairments. An impairment of $49,000 was recorded in the second quarter of fiscal year 2011 as one portfolio was adjusted to its net realizable value. There were no impairments charged during the same period of the prior year.
Income tax expense. Income tax expense was $4.8 million for both three month periods ended March 31, 2011 and 2010.
Net income. For both quarters ended March 31, 2011 and 2010, net income was $2.9 million.
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
Receivables Financing Agreement
In March 2007, Palisades XVI entered into a receivables financing agreement (the “Receivables Financing Agreement”) with the Bank of Montreal (“BMO”), as amended in July 2007, December 2007, May 2008, February 2009 and October 2010 in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modifications, discussed below, the debt was full recourse only to Palisades XVI and accrued interest at the rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.
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

On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extended the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduced the minimum monthly payment to $750,000; (iii) accelerated the Company’s guaranty credit enhancement of $8,700,000, which was paid upon the execution of the Fifth Amendment; (iv) eliminated the Company’s limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revised the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.
In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The Termination Agreement provides that, upon payment of $8,700,000 to the Lender and execution of the Fifth Amendment, the following agreements, which were entered into by the Company and certain of its affiliated entities in connection with the guaranty of the outstanding loans under the Receivables Financing Agreement, were terminated: (i) the Subordinated Limited Recourse Guaranty Agreement, dated February 20, 2009, among the Company, its subsidiaries and BMO; (ii) the Subordinated Guarantor Security Agreement, dated February 20, 2009; (iii) the Limited Recourse Guaranty Agreement, dated as of February 20, 2009; and (iv) the Intercreditor Agreement, dated February 20, 2009. The Termination Agreement was effective as of October 14, 2010.
The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for fiscal years ending September 30, 2011 through 2013, is $9 million annually, and, for the fiscal year ending September 30, 2014, is approximately $5 million (seven months).
On March 31, 2011 and 2010, the outstanding balance on this loan was approximately $76.9 million and $96.5 million, respectively. The applicable interest rate at March 31, 2011 and 2010 was 3.76% and 3.73%, respectively. The average interest rate of the Receivable Financing Agreement was 3.77% and 3.75% for the six-month periods ended March 31, 2011 and 2010, respectively. The Company was in compliance with all covenants that support the Receivables Financing Agreement at March 31, 2011.
Bank Leumi Credit Agreement
On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into a revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”), which permitted maximum principal advances of up to $6 million. This agreement expired on December 31, 2010. The interest rate was a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consisted of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family. There were no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was drawn and used to reduce to zero the remaining balance on the Company’s previous Credit Facility. The balance outstanding on the Leumi Credit Agreement was reduced to zero on January 14, 2010 and remained at zero until its expiration on December 31, 2010. Currently, the Company does not have a new agreement in place, and there can be no assurance that a new agreement will be reached, but the Company has maintained ongoing discussions with Bank Leumi regarding entering into a new and more substantial credit agreement.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from an entity (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan was in the aggregate principal amount of approximately $8.2 million, accrued interest at a rate of 6.25% per annum, and was payable interest only each quarter until its maturity date of January 9, 2010,, subject to prior repayment in full of the IDB Credit Facility. The subordinated loan was incurred by us to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize our previous Credit Facility and to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition, the interest rate was changed to 10% per annum effective January 2010. Approximately $3.8 million of the loan was repaid in fiscal year 2010, with the remaining $4.4 million repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 30, 2010, reducing the balance to zero.

Cash Flow
As of March 31, 2011, our cash increased $7.6 million to $91.8 million, up from $84.2 million at September 30, 2010. The increase in cash was primarily the result of paying off the senior debt earlier in the second quarter and reduced portfolio purchases.
Net cash provided by operating activities was $10.4 million during the six month period ended March 31, 2011, compared to $9.4 million for the six months ended March 31, 2010. The increase in net cash provided by operating activities is primarily attributable to increased net income (excluding impairments, a non-cash item), and lower income taxes payable, partially offset by higher deferred income taxes, during the six months ended March 31, 2011 compared to the same prior year period. Net cash provided by investing activity was $15.9 million during the six months ended March 31, 2011 compared to $29.6 million provided by investing activities for the six months ended March 31, 2010. The reduction in net cash provided by investing activity is a reflection of lower collections, largely attributable to reduced purchase levels compared to recent years and a continued difficult collection environment. Net cash used in financing activities decreased to $18.7 million for the six months ended March 31, 2011 from $28.8 million for the same prior year period. The decrease reflects the continuation of our plan to reduce debt.
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
The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Six Months Ended March 31, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	4,530,000	473,000	5,003,000
Net cash collections from collection of consumer receivables acquired for liquidation	(32,281,000)	(10,479,000)	(42,760,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(243,000)	—	(243,000)
Impairments	(49,000)	—	(49,000)
Effect of foreign currency translation	—	26,000	26,000
Finance income recognized (1)	20,509,000	1,387,000	21,896,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	63.1%	13.2%	50.9%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2010
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	228,000	3,271,000
Net cash collections from collection of consumer receivables acquired for liquidation	(37,976,000)	(14,370,000)	(52,346,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,740,000)	(4,000)	(2,744,000)
Effect of foreign currency translation	—	17,000	17,000
Finance income recognized (1)	21,398,000	757,000	22,155,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	52.6%	5.3%	40.2%

(1)	Includes approximately $16.4 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$43,338,000	$96,241,000	$139,579,000
Acquisitions of receivable portfolios, net	1,871,000	249,000	2,120,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,702,000)	(5,108,000)	(21,810,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(88,000)	—	(88,000)
Impairments	(49,000)	—	(49,000)
Effect of foreign currency translation	—	15,000	15,000
Finance income recognized (1)	10,444,000	693,000	11,137,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	62.2%	13.6%	50.9%

(1)	Includes approximately $9.0 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$61,776,000	$130,350,000	$192,126,000
Acquisitions of receivable portfolios, net	895,000	76,000	971,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,929,000)	(6,584,000)	(25,513,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(147,000)	—	(147,000)
Effect of foreign currency translation	—	(4,000)	(4,000)
Finance income recognized (1)	10,780,000	401,000	11,181,000

Balance, end of period	$54,375,000	$124,239,000	$178,614,000

Finance income as a percentage of collections	56.5%	6.1%	43.6%

(1)	Includes approximately $8.3 million derived from fully amortized portfolios.

Off Balance Sheet Arrangements
As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Additional Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the six months ended March 31, 2011, we purchased portfolios with a face value of $13.7 million for an aggregate purchase price of $5.0 million.
For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2011	$243,000	$91,000
Three months ended March 31, 2011	$88,000	$36,000
Six months ended March 31, 2010	$2,744,000	$948,000
Three months ended March 31, 2010	$147,000	$52,000

Collections Represented by Account Sales
Portfolio Performance (1)
(Interest method portfolios only)

		Cash			Total estimated
		Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,591,000	—	$105,591,000	162%
2002	36,557,000	48,197,000	—	48,197,000	132%
2003	115,626,000	216,909,000	$236,000	217,145,000	188%
2004	103,743,000	186,266,000	165,000	186,431,000	180%
2005	126,023,000	216,031,000	4,080,000	220,111,000	175%
2006	163,392,000	252,834,000	8,671,000	261,505,000	160%
2007	109,235,000	95,165,000	20,506,000	115,671,000	106%
2008	26,626,000	42,399,000	775,000	43,174,000	162%
2009	19,127,000	24,733,000	6,847,000	31,580,000	165%
2010	7,698,000	7,847,000	4,437,000	12,284,000	160%
2011	4,530,000	451,000	5,439,000	5,890,000	130%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.
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
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At March 31, 2011, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $76.9 million. A 25 basis-point increase in interest rates would have increased our interest expense for the six month period ended March 31, 2011 by approximately $100,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures
a. Disclosure Controls and Procedures.
As of March 31, 2011, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
b. Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASTA FUNDING, INC. (Registrant)
Date: May 10, 2011	By:	/s/ Gary Stern
Gary Stern, Chairman, President,
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Robert J. Michel
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