Form 10-Q
period 2011-06-30
ASTA FUNDING INC
filed 2011-08-09
CIK 1001258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
As of August 8, 2011, the registrant had 14,636,456 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Part I. Financial Information	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	3

Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2011 and 2010 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the nine month period ended June 30, 2011 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

Part II. Other Information	38

Item 6. Exhibits	38

Signatures	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$103,829,000	$84,235,000
Restricted cash	1,115,000	1,304,000
Consumer receivables acquired for liquidation (at net realizable value)	122,201,000	147,031,000
Due from third party collection agencies and attorneys	3,060,000	3,528,000
Prepaid and income taxes receivable	—	196,000
Furniture and equipment, net	331,000	338,000
Deferred income taxes	17,307,000	18,762,000
Other assets	4,263,000	3,770,000

Total assets	$252,106,000	$259,164,000

LIABILITIES
Debt	$74,228,000	$90,483,000
Subordinated debt — related party	—	4,386,000
Other liabilities	1,466,000	2,105,000
Dividends payable	292,000	292,000
Income taxes payable	4,404,000	—

Total liabilities	80,390,000	97,266,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,636,456 at June 30, 2011 and 14,600,423 at September 30, 2010	146,000	146,000
Additional paid-in capital	74,452,000	72,717,000
Retained earnings	97,013,000	89,026,000
Accumulated other comprehensive income, net of tax	105,000	9,000

Total stockholders’ equity	171,716,000	161,898,000

Total liabilities and stockholders’ equity	$252,106,000	$259,164,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Finance income, net	$11,170,000	$12,042,000	$33,066,000	$34,197,000
Other income	127,000	55,000	303,000	153,000

	11,297,000	12,097,000	33,369,000	34,350,000

Expenses:
General and administrative	4,971,000	5,836,000	16,103,000	16,739,000
Interest (Related party — Period ended June 30, 2011 — Three months, $0; Nine months, $86,000; Period ended June 30, 2010 — Three months, $109,000; Nine months, $407,000)	711,000	1,019,000	2,329,000	3,365,000
Impairments of consumer receivables acquired for liquidation	—	—	49,000	—

	5,682,000	6,855,000	18,481,000	20,104,000

Income before income tax	5,615,000	5,242,000	14,888,000	14,246,000

Income tax expense	2,271,000	2,121,000	6,023,000	5,775,000

Net income	$3,344,000	$3,121,000	$8,865,000	$8,471,000

Net income per share:

Basic	$0.23	$0.21	$0.61	$0.59

Diluted	$0.23	$0.21	$0.60	$0.58

Weighted average number of common shares outstanding:
Basic	14,620,190	14,599,162	14,624,685	14,455,754

Diluted	14,858,059	14,806,756	14,824,152	14,544,757

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, September 30, 2010	14,600,423	$146,000	$72,717,000	$89,026,000	$9,000	$161,898,000

Restricted common stock	32,765

Exercise of options	3,268		12,000			12,000

Stock based compensation expense			1,723,000			1,723,000

Dividends				(878,000)		(878,000)

Accumulated Other comprehensive income, net of tax					96,000	96,000

Net income				8,865,000		8,865,000

Balance, June 30, 2011	14,636,456	$146,000	$74,452,000	$97,013,000	$105,000	$171,716,000

Comprehensive income is as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Net income	$8,865,000	$8,471,000
Other comprehensive income (loss), net of tax — foreign currency translation	96,000	(69,000)

Comprehensive income	$8,961,000	$8,402,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$8,865,000	$8,471,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,000	785,000
Deferred income taxes	1,455,000	6,181,000
Impairments of consumer receivables acquired for liquidation	49,000	—
Stock based compensation	1,723,000	969,000

Changes in:
Other assets	(505,000)	(917,000)
Due from third party collection agencies and attorneys	468,000	(522,000)
Income taxes payable and receivable	4,600,000	50,622,000
Other liabilities	(543,000)	(757,000)

Net cash provided by operating activities	16,326,000	64,832,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(6,836,000)	(3,334,000)
Principal collected on receivables acquired for liquidation	31,462,000	44,613,000
Principal collected on receivable accounts represented by account sales	211,000	2,076,000
Foreign exchange effect on receivables acquired for liquidation	(56,000)	(47,000)
Capital expenditures	(195,000)	(95,000)

Net cash provided by investing activities	24,586,000	43,213,000

Cash flows from financing activities:
Proceeds from exercise of options	12,000	870,000
Tax benefit arising from vesting of restricted stock awards	—	51,000
Change in restricted cash	189,000	484,000
Dividends paid	(878,000)	(863,000)
Repayments of debt, net	(20,641,000)	(32,976,000)

Net cash used in financing activities	(21,318,000)	(32,434,000)

Net increase in cash and cash equivalents	19,594,000	75,611,000

Cash at the beginning of period	84,235,000	2,385,000

Cash and cash equivalents at end of period	$103,829,000	$77,996,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest (fiscal year 2011 Related Party — $122,000; 2010 Related Party — $387,000)	$2,420,000	$3,522,000
Income taxes	$33,000	$2,052,000
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
Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2011 and 2010, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2011 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2011 and 2010, are unaudited. The September 30, 2010 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2011 and September 30, 2010, the results of operations for the nine and three month periods ended June 30, 2011 and 2010 and cash flows for the nine month periods ended June 30, 2011 and 2010 have been made. The results of operations for the nine and three month periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note 1: Business and Basis of Presentation (continued)
Recent Accounting Pronouncements (continued)
In May 2011, the FASB issued ASU No. 2011-04, which results in common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first annual period beginning on or after December 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition but may have an effect on disclosures.
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
Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of June 30, 2011, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
Note 3: Consumer Receivables Acquired for Liquidation (continued)
The Company accounts for its investment in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.
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
The Company has liquidating experience in the fields of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, litigation-related accounts, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes in which the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2011, approximately $34.3 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $87.9 million are accounted for using the cost recovery method, of which $80.9 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).
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
Note 3: Consumer Receivables Acquired for Liquidation (continued)
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
The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Nine Months Ended June 30, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	6,146,000	690,000	6,836,000
Net cash collections from collection of consumer receivables acquired for liquidation	(48,834,000)	(15,556,000)	(64,390,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(349,000)	—	(349,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	56,000	56,000
Finance income recognized (1)	30,998,000	2,068,000	33,066,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.3%	51.1%

(1)	Includes approximately $26.9 million derived from fully amortized portfolios.

	For the Nine Months Ended June 30, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	291,000	3,334,000
Net cash collections from collection of consumer receivables acquired for liquidation	(56,801,000)	(20,908,000)	(77,709,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,173,000)	(4,000)	(3,177,000)
Effect of foreign currency translation	—	47,000	47,000
Finance income recognized (1)	32,975,000	1,222,000	34,197,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	55.0%	5.8%	42.3%

(1)	Includes approximately $25.6 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — ( continued )

	For the Three Months Ended June 30, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$38,814,000	$92,090,000	$130,904,000
Acquisitions of receivable portfolios, net	1,616,000	217,000	1,833,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,553,000)	(5,077,000)	(21,630,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(106,000)	—	(106,000)
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	10,489,000	681,000	11,170,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.4%	51.4%

(1)	Includes approximately $9.1 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$54,375,000	$124,239,000	$178,614,000
Acquisitions of receivable portfolios, net	—	63,000	63,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,825,000)	(6,538,000)	(25,363,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(433,000)	—	(433,000)
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	11,577,000	465,000	12,042,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	60.1%	7.1%	46.7%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — ( continued )
As of June 30, 2011, the Company had $122,201,000 in Consumer Receivables acquired for Liquidation, of which $34,260,000 are being accounted for on the accrual basis. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2011 (three months ending)	$5,143,000
September 30, 2012	17,125,000
September 30, 2013	8,016,000
September 30, 2014	3,855,000
September 30, 2015	1,024,000
September 30, 2016	740,000
September 30, 2017	185,000

Subtotal	36,088,000

Deferred revenue	(1,828,000)

Total	$34,260,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of June 30, 2011. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine months and three months ended June 30, 2011 and 2010 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Balance at beginning of period	$15,255,000	$25,875,000
Income recognized on finance receivables, net	(30,998,000)	(32,975,000)
Additions representing expected revenue from purchases	1,698,000	1,080,000
Reclassifications from nonaccretable difference	24,597,000	22,948,000

Balance at end of period	$10,552,000	$16,928,000

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Balance at beginning of period	$12,342,000	$20,513,000
Income recognized on finance receivables, net	(10,488,000)	(11,577,000)
Additions representing expected revenue from purchases	460,000	—
Reclassifications from nonaccretable difference	8,238,000	7,992,000

Balance at end of period	$10,552,000	$16,928,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 3: Consumer Receivables Acquired for Liquidation — ( continued )
During the three and nine month periods ended June 30, 2011, the Company purchased $4.1 million and $17.8 million, respectively, of face value of charged-off consumer receivables at a cost of $1.8 million and $6.8 million, respectively. During the third quarter of fiscal year 2011, most of the portfolios purchased were classified under the interest method.
The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the nine and three month periods ended June 31, 2011 and 2010, respectively:

	For the Nine Months Ended
	June 30,
	2011	2010
Gross collections (1)	$100,566,000	$123,590,000

Commissions and fees (2)	35,827,000	42,704,000

Net collections	$64,739,000	$80,886,000

	For the Three Months Ended
	June 30,
	2011	2010
Gross collections (1)	$33,559,000	$39,828,000

Commissions and fees (2)	11,824,000	14,032,000

Net collections	$21,735,000	$25,796,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on substantially all gross collections received by the Company in connection with the Portfolio Purchase (see Note 5).
Note 4: Furniture and Equipment
Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2011	2010
Furniture	$310,000	$310,000
Equipment	3,020,000	2,855,000
Software	180,000	153,000
Leasehold improvements	90,000	86,000

	3,600,000	3,404,000
Less accumulated depreciation	3,269,000	3,066,000

Balance, end of period	$331,000	$338,000

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 5: Debt and Subordinated Debt — Related Party
The Company’s debt and subordinated debt — related party at June 30, 2011 and September 30, 2010 are summarized as follows:

			June 30, 2011		September 30, 2010
			Stated	Average	Stated	Average
	June 30,	September 30,	Interest	Interest	Interest	Interest
	2011	2010	Rate	Rate (1)	Rate	Rate

Receivables Financing Agreement	$74,228,000	$90,483,000	3.69%	3.76%	3.76%	3.77%

Subordinated debt — related party	$—	$4,386,000	—	10.0%	10.00%	8.69%

(1)	9-month average
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
On June 30, 2011 and 2010, the outstanding balance on this loan was approximately $74.2 million and $93.5 million, respectively. The applicable interest rate at June 30, 2011 and 2010 was 3.69% and 3.85%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% for the nine-month periods ended June 30, 2011 and 2010.
The Company’s average debt obligation (excluding the subordinated debt — related party) for the nine and three month periods ended June 30, 2011, was approximately $78.7 million and $75.3 million, respectively. The average interest rate for the nine and three month periods ended June 30, 2011 was 3.76% and 3.73%, respectively.

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
Litigation
In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits against consumers, using its network of third party law firms. In addition, consumers occasionally initiate litigation against the Company, alleging that the Company has violated a federal or state law in the process of attempting to collect their account. The Company does not believe that these matters will have a material impact on its business, financial condition or results of operations. The Company is not involved in any litigation matters in which it was a defendant that the Company believes will result in a material adverse outcome.
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
The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There was an impairment of $49 thousand recorded during the nine month period ended June 30, 2011. No impairments were recorded during the three and nine month periods ended June 30, 2010. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered a write down in value is required.
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
We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid, so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, we have the added benefit of soliciting our third party servicers for their input on liquidation rates and, at times, incorporate such input into the estimates we use for our expected cash flows. As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolios purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, which is an increase from the previous 5-year expectation. Portfolios acquired during the first nine months of fiscal year 2011 include semi-performing litigation-related accounts receivable portfolios whereby the Company is assigned the revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets. The expectation of recovering 130% of our investment is projected to be over a three year period. We routinely monitor expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
Commissions and fees
Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.
Note 8: Income Taxes
Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carryforwards. The provision for income tax expense for the three month periods ending June 30, 2011 and 2010 reflects income tax expense at an effective rate of 40.5% for both periods. The provision for income tax expense for the nine month periods ending June 30, 2011 and 2010, reflects income tax expense at an effective rate of 40.5% for both periods.
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
The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2011 and 2010:

	Nine Months Ended June 30,
	2011			2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$8,865,000	14,624,685	$0.61	$8,471,000	14,455,754	$0.59

Effect of Dilutive Stock		199,467	(0.01)		89,003	(0.01)

Diluted	$8,865,000	14,824,152	$0.60	$8,471,000	14,544,757	$0..58

At June 30, 2011, 952,810 options at a weighted average exercise price of $13.33 were not included in the diluted earnings per share calculation as they were antidilutive.
At June 30, 2010, 715,345 options at a weighted average exercise price of $15.88 were not included in the diluted earnings per share calculation as they were antidilutive.

	Three Months Ended June 30,
	2011			2010
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$3,344,000	14,620,190	$0.23	$3,121,000	14,599,162	$0.21

Effect of Dilutive Stock		237,869			207,594

Diluted	$3,344,000	14,858,059	$0.23	$3,121,000	14,806,756	$0.21

At June 30, 2011, 1,046,162 options at a weighted average exercise price of $12.85 were not included in the diluted earnings per share calculation as they were antidilutive.
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
In June 2011, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) granted 50,000 stock options to a consultant. The exercise price of these options was above the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.09%
Expected term (years)	10.0
Expected volatility	105.4%
Dividend yield	0.95%
In March 2011, the Compensation Committee granted 10,000 stock options to an employee. The exercise price of these options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 495,569 shares were available as of June 30, 2011. As of June 30, 2011, approximately 97 of the Company’s employees were eligible to participate in the Equity Compensation Plan.
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
The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 129,734 were available as of June 30, 2011. As of June 30, 2011, approximately 97 of the Company’s employees were eligible to participate in the 2002 Plan.
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

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Note 11: Stock Option Plans (continued)
The following table summarizes stock option transactions under the plans:

	Nine Months Ended June 30,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	922,039	$12.70	1,157,905	$10.76
Options granted	384,800	7.53	158,900	8.07
Options exercised	(3,268)	3.71	(327,966)	2.65
Options forfeited	(1,400)	5.79	(20,500)	16.24

Outstanding options at the end of period	1,302,171	$11.37	968,339	$12.95

Exercisable options at the end of period	997,174	$12.36	838,677	$13.89

	Three Months Ended June 30,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,254,505	$11.17	970,538	$12.93
Options granted	50,000	11.50	—	—
Options exercised	(2,334)	2.95	(2,199)	2.95
Options forfeited	—	—	—	—

Outstanding options at the end of period	1,302,171	$1137	968,339	$12.95

Exercisable options at the end of period	997,174	$12.36	838,677	$13.89

There is no intrinsic value of the outstanding and exercisable options as of June 30, 2011. The intrinsic value of the stock options exercised during the three month period ended June 30, 2011 was approximately $11,000.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 11: Stock Option Plans (continued)
The following table summarizes information about the Plans outstanding options as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 — $5.7500	195,500	4.3	$3.92	195,500	$3.92
$5.7501 — $8.6250	503,400	8.9	7.71	231,736	7.71
$8.6251 — $14,3750	50,000	10.0	11.50	16,667	11.50
$14.3751 — $17.2500	198,611	2.4	14.88	198,611	14.88
$17.2501 — $20.1250	339,660	3.3	18.23	339,660	18.23
$25.8751 — $28.7500	15,000	5.5	28.75	15,000	28.75

	1,302,171	5.8	$11.37	997,174	$12.36

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at the beginning of period	17,669	$19.73	35,338	$19.73
Awards granted	32,765	7.63	—	—
Vested	(28,591)	15.11	(17,669)	19.73
Forfeited	—	—	—	—

Unvested at the end of period	21,843	$7.63	17,669	$19.73

Three Months Ended June 30,
	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at the beginning of period	21,843	$7.63	17,669	$19.73
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	21,843	$7.63	17,669	$19.73

The Company recognized $1,723,000 and $420,000 of stock based compensation expense during the nine and three month periods ended June 30, 2011. The Company recognized $969,000 and $206,000 of stock based compensation expense during the nine and three months ended June 30, 2010. As of June 30, 2011, there was $1,609,000 of unrecognized stock based compensation cost.

ASTA FUNDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Note 12: Stockholders’ Equity
For the nine months ended June 30, 2011, the Company declared dividends of $878,000, or $.02 per share. Of this amount $585,000 was paid during the nine months ended June 30, 2011 and $293,000 was accrued as of June 30, 2011 and paid August 1, 2011. As of June 30, 2011, stockholders’ equity includes an amount for accumulated other comprehensive income of $105,000, which relates to the Company’s investment in a company domiciled in South America.
On June 22, 2011, the Company announced that its Board of Directors had authorized share repurchase program for up to $20,000,000 of the Company’s common stock. The program calls for the repurchases to be made in open market or privately negotiated transactions from time to time in compliance with applicable laws, rules, and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to cash requirements and other relevant factors, such as trading price, trading volume and general market and business conditions. All of the repurchases will be funded by the Company’s available working capital and the duration of the repurchase program is 12 months, although it may be extended, suspended or discontinued without prior notice. There is no guarantee as to the exact number of shares, if any, that will be repurchased by the Company.
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
The carrying value of consumer receivables acquired for liquidation was $122,201,000 and $147,031,000 at June 30, 2011 and September 30, 2010, respectively. The Company computed the fair value of the consumer receivables acquired for liquidation using its forecasting model and the fair value approximated $144,359,000 and $179,730,000 at June 30, 2011 and September 30, 2010, respectively. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for all of our consumer receivables based on variables fully described in Note 3: Consumer Receivables Acquired for Liquidation. These cash flows are then discounted using our estimated weighted average cost of capital to determine the fair value.
The carrying value of debt and subordinated debt (related party) was $74,228,000 and $94,869,000 at June 30, 2011 and September 30, 2010, respectively. The majority of these loans are variable rate and short-term; therefore, the carrying amounts approximate fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Caution Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated by reference in this report, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.
We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2010 and in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.
Overview
Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly-owned, and not considered material (the “Company,” “we” or “us”), primarily engage in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:
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
As we believe our liquidating experience in certain asset classes such as distressed credit card receivables, telecom receivables, consumer loan receivables, litigation-related accounts and mixed consumer receivables has matured, we use the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes and we do not possess the same expertise, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.
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
After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs (which are expensed as incurred), we use a variety of qualitative and quantitative factors to determine the estimated cash flows. As previously mentioned, included in our analysis for purchasing a portfolio of receivables and determining a reasonable estimate of collections and the timing thereof, the following variables are analyzed and factored into our original estimates:
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
As a result of the recent and current challenging economic environment and the impact it has had on the collections, for the non-litigation account portfolio purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of seven years, which is an increase from the previous five year expectation. The medical accounts have a shorter three year collection curve based on the nature of these accounts. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.
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

Results of Operations
Nine-month period ended June 30, 2011, compared to the nine-month period ended June 30, 2010
Finance income. For the nine month period ended June 30, 2011, finance income decreased $1.1 million or 3.3% to $33.1 million from $34.2 million for the nine month period ended June 30, 2010. Finance income has decreased primarily due to the lower level of portfolio purchases and, as a result, the increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased $17.8 million in face value of new portfolios at a cost of $6.8 million in the first nine months of fiscal year 2011 as compared to $155.7 million in face value of new portfolios at a cost of $3.3 million in the same prior year period. The portfolios acquired during the first nine months of fiscal year 2011 include semi-performing litigation-related accounts receivable portfolios whereby we are assigned a revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets.
During the first nine months of fiscal year 2011, gross collections decreased 18.6% to $100.6 million from $123.6 million for the nine months ended June 30, 2010, reflecting the lower level of purchases, the age of our portfolios and the slow down in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $6.9 million, or 16.1% for the nine months ended June 30, 2011 as compared to the same period in the prior year and averaged 35.6% of collections for the nine months ended June 30, 2011 as compared to 34.6% in the same prior year period. Net collections decreased 20.0% to $64.7 million from $80.9 million for the nine months ended June 30, 2010. Income recognized from fully amortized portfolios (zero based revenue) was $26.9 million and $25.6 million for the nine months ended June 30, 2011 and 2010, respectively.
Other income. Other income increased to $303,000 during the nine months ended June 30, 2011 from $153,000 during the nine months ended June 30, 2011 and 2010. The increase is due to higher interest income and service fee income.
General and administrative expenses. During the nine months ended June 30, 2011, general and administrative expenses decreased $0.6 million, or 3.8% to $16.1 million from $16.7 million for the nine months ended June 30, 2010. The decrease is attributable to lower professional fees, collection expense and amortization expense, partially offset by higher non-cash stock based compensation and postage expense.
Interest expense. During the nine month period ended June 30, 2011, interest expense decreased $1.0 million or 30.8% to $2.3 million from $3.3 million in the same prior year period. The decrease in interest expense is primarily attributable to a reduction in the average loan balance from $101.4 million for the nine-month period ended June 31, 2010 to $78.7 million for the same current year period, as we continue our program of reducing debt. Additionally, we paid off the subordinated family loan in December 2010.
Impairment. An impairment of $49,000 was recorded in the first quarter of fiscal year 2011 as one portfolio was adjusted to its net realizable value. There were no impairments recorded during the nine months ended June 30, 2010.
Income tax expense. Income tax expense, consisting of federal and state income taxes, was $6.0 million for the nine months ended June 30, 2011, as compared to income tax expense of $5.8 million for the comparable 2010 period.
Net income. For the nine months ended June 30, 2011, net income was $8.9 million, as compared to net income of $8.5 million for the nine month period ended June 30, 2010.
Three-month period ended June 30, 2011, compared to the three-month period ended June 30, 2010
Finance income. For the three month period ended June 30, 2011, finance income of $11.2 million was down $0.9 million or 7.2% from $12.1 million in the same three month period of the prior year. Portfolio purchases have been limited and have produced lower finance income. We purchased $4.1 million in face value of new portfolios at a cost of $1.8 million in the third quarter of fiscal year 2011 as compared to the purchase of portfolios with a face value of $6.3 million at a cost of $63,000 in the same prior year period. The portfolios acquired during the third quarter of fiscal year 2011 include semi-performing litigation-related accounts receivable portfolios whereby the Company is assigned a revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets.
During the three months ended June 30, 2011, gross collections decreased 15.7% to $33.6 million from $40.0 million for the three months ended June 30, 2010. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.2 million, or 15.7%, for the three months ended June 30, 2011 as compared to the same period in the prior year and averaged 35.2% of collections during the three-month period ended June 30, 2011. Net collections decreased by 15.7% to $21.7 million from $25.8 million for the three months ended June 30, 2010. Income recognized from fully amortized portfolios (zero based revenue) was $9.1 million and $9.2 million for the three months ended June 30, 2011 and 2010, respectively.

Other income. Other income increased to $127,000 for the three months ended June 30, 2011 from $55,000 for the three months ended June 30, 2011 and 2010. The increase is due to higher interest income and service fee income.
General and administrative expenses. During the three-month period ended June 30, 2011, general and administrative expenses decreased $0.8 million or 14.8% to $5.0 million from $5.8 million for the three months ended June 30, 2010. The decrease is primarily the result of lower collection expense, professional fees and amortization expense, partially offset by higher non-cash stock based compensation and postage expense.
Interest expense. During the three-month period ended June 30, 2011, interest expense was $0.7 million compared to $1.0 million in the same period in the prior year. The decrease in interest expense is primarily the result the decrease in the average loan balance from $94.8 million for the three-month period ended June 30, 2010 to $75.3 million for the same current year period as we continue our program of reducing debt.
Impairments. There were no impairments charged during the third quarter of the 2011 or 2010 fiscal year.
Income tax expense. Income tax expense was $2.3 million and $2.1 million for the three month periods ended June 30, 2011 and 2010, respectively.
Net income. Net income was $3.3 million and $3.1 million for the quarter ended June 30, 2011 and 2010, respectively.
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
Receivables Financing Agreement
In March 2007, Palisades XVI entered into a receivables financing agreement (the “Receivables Financing Agreement”) with the Bank of Montreal (“BMO”), as amended in July 2007, December 2007, May 2008, February 2009 and October 2010 in order to finance a portfolio purchase in March 2007 (the “Portfolio Purchase”). The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modifications, discussed below, the debt was full recourse only to Palisades XVI and accrued interest at the rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, our wholly owned subsidiary, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.
Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. The following is a summary of the material amendments:
Second Amendment — (December 27, 2007) revised the amortization schedule of the loan from 25 months to approximately 31 months. BMO charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.
Third Amendment — (May 19, 2008) extended the payments of the loan through December 2010. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI.
Fourth Amendment — (February 20, 2009) among other things, (i) lowered the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provided for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waived the previous termination events. The interest rate remained unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained. As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company provided BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s existing senior lending facility or any successor senior facility.

Fifth Amendment — (October 14, 2010) (i) extended the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduced the minimum monthly payment to $750,000; (iii) accelerated our guaranty credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment; (iv) eliminated our limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revised the definition of “Borrowing Base Deficit” as defined in the Receivables Financing Agreement to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.
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
On June 30, 2011 and 2010, the outstanding balance on this loan was approximately $74.2 million and $93.5 million, respectively. The applicable interest rate at June 30, 2011 and 2010 was 3.69% and 3.85%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% for the nine-month periods ended June 30, 2011 and 2010. We were in compliance with all covenants that support the Receivables Financing Agreement at June 30, 2011.
Bank Leumi Credit Agreement
On December 14, 2009, we and our subsidiaries (other than Palisades XVI) entered into a revolving credit agreement with Bank Leumi (the “Leumi Credit Agreement”), which permitted maximum principal advances of up to $6 million. This agreement expired on December 31, 2010. The interest rate was a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of our assets (other than those of Palisades XVI). In addition, other collateral for the loan consisted of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family. There were no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was drawn and used to reduce to zero the remaining balance on our previous Credit Facility. The balance outstanding on the Leumi Credit Agreement was reduced to zero on January 14, 2010 and remained at zero until its expiration on December 31, 2010. Currently, we do not have a new agreement in place, and there can be no assurance that a new agreement will be reached, but we have maintained ongoing discussions with Bank Leumi regarding entering into a new and more substantial credit agreement.
Subordinated Debt — Related Party
On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from an entity that is a greater than 5% shareholder of the Company beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families (the “Family Entity”). The loan was in the aggregate principal amount of approximately $8.2 million, accrued interest at a rate of 6.25% per annum, and was payable interest only each quarter until its maturity date of January 9, 2010,, subject to prior repayment in full of our previous credit facility. The subordinated loan was incurred by us to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize our previous credit facility and to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition, the interest rate was changed to 10% per annum effective January 2010. Approximately $3.8 million of the loan was repaid in fiscal year 2010, with the remaining $4.4 million repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 30, 2010, reducing the balance to zero.

Cash Flow
As of June 30, 2011, our cash increased $19.6 million to $103.8 million from $84.2 million at September 30, 2010. The increase in cash was primarily the result of paying off the senior debt earlier in the second quarter and reduced portfolio purchases.
Net cash provided by operating activities was $16.3 million during the nine month period ended June 30, 2011, compared to $64.8 million for the nine months ended June 30, 2010. The decrease in net cash provided by operating activities is primarily the result of a $52.7 million income tax refund received in the third quarter of fiscal year 2010. Net cash provided by investing activity was $24.6 million during the nine months ended June 30, 2011 compared to $43.2 million provided by investing activities for the nine months ended June 30, 2010. The reduction in net cash provided by investing activity is a reflection of lower collections, largely attributable to reduced purchase levels compared to recent years and a continued difficult collection environment. Net cash used in financing activities decreased to $21.3 million for the nine months ended June 30, 2011 from $32.4 million for the same prior year period. Included in the fiscal year 2011 net cash used in financing activities is the repayment of the subordinated debt and the continued paydown of the Receivable Financing Agreement.
Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our Receivable Financing Agreement, purchase of receivable portfolios, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid if approved by the Board of Directors. Acquisitions have historically been financed primarily through cash flows from operating activities and a credit facility. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to purchase portfolios and operate the business. However, as the collection environment remains challenging, we may seek additional financing.
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
On June 22, 2011, we announced that our Board of Directors had authorized a share repurchase program for up to $20,000,000 of our outstanding common stock. The program calls for the repurchases to be made in open market or privately negotiated transactions from time to time in compliance with applicable laws, rules, and regulations, including Rule 10b-18 under the Exchange Act, subject to cash requirements and other relevant factors, such as trading price, trading volume and general market and business conditions. All of the repurchases will be funded by our available working capital and the duration of the repurchase program is 12 months, although it may be extended, suspended or discontinued without prior notice. There is no guarantee as to the exact number of shares, if any, that we will repurchase.

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Nine Months Ended June 30, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	6,146,000	690,000	6,836,000
Net cash collections from collection of consumer receivables acquired for liquidation	(48,834,000)	(15,556,000)	(64,390,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(349,000)	—	(349,000)
Impairments	(49,000)	—	(49,000)
Effect of foreign currency translation	—	56,000	56,000
Finance income recognized (1)	30,998,000	2,068,000	33,066,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.3%	51.1%

(1)	Includes approximately $26.9 million derived from fully amortized portfolios.

	For the Nine Months Ended June 30, 2010
	Accrual	Cash
	Basis	Basis
	Portfolios	Portfolios	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	3,043,000	291,000	3,334,000
Net cash collections from collection of consumer receivables acquired for liquidation	(56,801,000)	(20,908,000)	(77,709,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,173,000)	(4,000)	(3,177,000)
Effect of foreign currency translation	—	47,000	47,000
Finance income recognized (1)	32,975,000	1,222,000	34,197,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	55.0%	5.8%	42.3%

(1)	Includes approximately $25.6 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$38,814,000	$92,090,000	$130,904,000
Acquisitions of receivable portfolios, net	1,616,000	217,000	1,833,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,553,000)	(5,077,000)	(21,630,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(106,000)	—	(106,000)
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	10,489,000	681,000	11,170,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.4%	51.4%

(1)	Includes approximately $9.1 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$54,375,000	$124,239,000	$178,614,000
Acquisitions of receivable portfolios, net	—	63,000	63,000
Net cash collections from collections of consumer receivables acquired for liquidation	(18,825,000)	(6,538,000)	(25,363,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(433,000)	—	(433,000)
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	11,577,000	465,000	12,042,000

Balance, end of period	$46,694,000	$118,259,000	$164,953,000

Finance income as a percentage of collections	60.1%	7.1%	46.7%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.
Off Balance Sheet Arrangements
As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Additional Supplementary Information:
We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the nine months ended June 30, 2011, we purchased portfolios with a face value of $17.8 million for an aggregate purchase price of $6.8 million.

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.
Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Nine months ended June 30, 2011	$349,000	$137,000
Three months ended June 30, 2011	$106,000	$46,000
Nine months ended June 30, 2010	$3,177,000	$1,100,000
Three months ended June 30, 2010	$433,000	$152,000
Portfolio Performance (1)
(Interest method portfolios only)

		Cash			Total estimated
		Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,612,000	—	$105,612,000	162%
2002	36,557,000	48,213,000	—	48,213,000	132%
2003	115,626,000	217,862,000	$86,000	217,948,000	188%
2004	103,743,000	187,407,000	145,000	187,552,000	181%
2005	126,023,000	217,774,000	3,271,000	221,045,000	175%
2006	163,392,000	255,829,000	7,112,000	262,941,000	161%
2007	109,235,000	97,384,000	18,331,000	115,715,000	106%
2008	26,626,000	44,084,000	499,000	44,583,000	167%
2009	19,127,000	27,173,000	5,763,000	32,936,000	172%
2010	7,698,000	10,540,000	2,639,000	13,179,000	171%
2011	6,146,000	1,023,000	6,966,000	7,989,000	130%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, which results in common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first annual period beginning on or after December 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition but may have an effect on disclosures.
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
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At June 30, 2011, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $74.2 million. A 25 basis-point increase in interest rates would have increased our interest expense for the nine month period ended June 30, 2011 by approximately $150,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures
a. Disclosure Controls and Procedures.
As of June 30, 2011, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
b. Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits
(d) Exhibits

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

ASTA FUNDING, INC. (Registrant)
Date: August 9, 2011	By:	/s/ Gary Stern
Gary Stern, Chairman, President,
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Robert J. Michel
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