Form 10-K
period 2011-09-30
ASTA FUNDING INC
filed 2011-12-14
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-26906

ASTA FUNDING, INC.

(Exact Name of Registrant Specified in its Charter)

Delaware	22-3388607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sylvan Avenue, Englewood Cliffs, NJ	07632 (Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $92,874,887 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 10, 2011, the registrant had 14,639,456 shares of Common Stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2011.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 13 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

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

Because our purchases of new portfolios of consumer receivables has been reduced, we expect to see a corresponding reduction in finance income in future quarters and future years, to the extent we have not replaced our receivables acquired for liquidation. Instead, we focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will buy at a price that we believe will yield our desired rate of return.

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

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $100,000 to approximately $15,000,000; however, we acquired one group of portfolios in March 2007 for $300 million (the “Portfolio Purchase”). As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid with one of our third-party collection agencies, collection attorneys, or financing sources that assist in the acquisition of a portfolio. This joint bid provides us with more favorable non-recourse financing terms or a discounted servicing commission. Current participation agreements include an approximate 50% sharing arrangement after we have recouped 100% of the cost of the portfolio purchase plus the cost of funds.

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys, through (i) privately negotiated direct sales, and (ii) through auction-type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers for sourcing consumer receivable portfolios. We consider a variety of factors in determining whether potential seller may be a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

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

We have determined that all accounts returned to sellers for fiscal years 2011 and 2010 are immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that we may return to the seller.

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

VATIV, our wholly-owned subsidiary located in Houston, Texas, provides bankruptcy account servicing. VATIV provides us with internal experience and proprietary systems in support of servicing our own bankruptcy accounts, while also affording us the opportunity to enter new markets for acquisitions in the bankruptcy account field.

Receivable Servicing

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use a third-party collection agency or an attorney.

Therefore, if we are successful in acquiring the portfolio, we can promptly process the receivables that were purchased and commence the collection process. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the portfolio owner, we have significantly more flexibility and can establish payment programs.

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

At September 30, 2011, approximately 29% of our portfolios were serviced by seven collection organizations. We have servicing agreements in place with these five collection organizations as well as all other third-party collection agencies and attorneys. These servicing agreements cover standard contingency fees and servicing of the accounts.

Operations

The Operations servicing division consists of the Collection department, Media Department, Disputes Department, Correspondence Department, and Accounting and Finance Department:

Collections Department

The Collection Department is responsible for making and receiving contact with and from consumers for the purpose of collecting upon the accounts contained in our consumer receivables portfolios. Collection efforts are specific to accounts that are not yet being serviced by our network of external agencies and attorneys. The Collection Department uses a friendly, customer service approach to collect on receivables and utilizes collection software, a dialer and telephone system to accomplish this goal. Each collector is responsible for:

•

Initiating outbound collection calls and handling incoming calls from the consumer. If a call is received for an account that has already been outsourced to a servicer the collector relays the corresponding contact information and directs the customer to call the servicer directly.

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

If the Collection Department cannot contact the customer by either telephone or mail, the account is skip-traced through an automated process to obtain the most recent contact information for the debtor. This process employs usage of data supplied by a variety of third party databases. Once new contact information is obtained, the account is referred back to the Collections Department and collection activity is once again initiated.

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

Media Department

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

Disputes Department

The function of the dispute department is to handle any dispute received via mail, electronically or telephone. Once a dispute is communicated, the account is removed from the credit reports or reported as a dispute, investigated and resolution is obtained.

Correspondence Department

The purpose of the correspondence department is to review, document and scan into the system any written correspondence related to our accounts. The employees are also required to notify the Department to whom the correspondence is intended to ensure appropriate action is initiated.

Accounting and Finance Department

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

Net collections represented by account sales for the fiscal years ended September 30, 2011, 2010 and 2009 were $0.4 million, $3.5 million and $8.7 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2011, 2010 and 2009 were 0.5%, 3.4% and 5.9%, respectively.

Marketing

We have established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, we subscribe to national publications that list consumer receivable portfolios for sale. We also directly contact banks, finance companies or other credit providers to solicit consumer receivables for sale.

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

Government Regulation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as corporate governance, “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the SEC and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

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

In order to comply with the foregoing laws and regulations, we provide a comprehensive development training program for our new collection/dispute department representatives and on-going training for all collection/dispute department associates. All collection and dispute representatives are tested annually on their knowledge of the FDCPA and other applicable laws. Account representatives not achieving our minimum standards are required to complete a FDCPA review session and are then retested. In addition, annual supplemental instruction in the FDCPA and collection techniques is provided to all our account representatives.

The enactment of the Dodd-Frank Wall Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition.

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

Employees

As of September 30, 2011, we had 87 full-time employees. We are not a party to any collective bargaining agreements.

Our web address is www.astafunding.com. Copies of our Form 10-Ks, 10-Qs, 8-Ks, amendments thereto, and other SEC reports are available on our website as soon as reasonably practical after filing electronically with the SEC. No part of the Asta Funding, Inc. web site is incorporated by reference into this report.

Item 1A.	Risk Factors.

Note Regarding Risk Factors

You should carefully consider the risk factors below in evaluating the Company. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and stockholders might lose all or part of their investment. The risk factors presented below are those which we currently consider material. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements.

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

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	increased cost of operations due to greater regulatory oversight, supervision and compliance with consumer debt issuance and collection practices; and

•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

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

To operate profitably, we must continually acquire, or invest in a sufficient level of various types of receivables to generate continued revenue. Our investing activities during fiscal year 2011, 2010, 2009 and the last three quarters of fiscal year 2008 slowed dramatically. As the economic environment deteriorated, we felt that pricing of portfolios had not fallen enough to offset the decline in ultimate collections. Accordingly, our investment in portfolios was $7.5 million in 2011, and $8.0 million in 2010 compared to $19.6 million in 2009 and

$49.9 million in 2008. In part, this led to our net cash collections in fiscal 2011 decreasing $20.7 million, or 20.3% from $101.9 million in fiscal year 2010 to $81.2 million in fiscal year 2010. Further, of those collections, $34.3 million for fiscal years 2011 and 2010 came from zero basis portfolios (whose carrying value has been reduced to zero). Our decreased level of buying new portfolios during 2011, 2010, and 2009 will likely result in future reduced net cash collections in 2012 and slow the growth of our future revenues and operating results. Furthermore, we cannot predict how our ability to identify and invest in receivables, and evaluate the quality of those receivables, would be affected if there is a shift in consumer lending practices whether caused by changes in regulations or by a sustained economic downturn.

Our inability to invest in sufficient quantities of receivables portfolios may necessitate workforce reductions, which may harm our business.

Because fixed costs, such as personnel costs, constitute a significant portion of our overhead, we may be required to reduce the number of employees if we do not continually invest in receivables. Reducing the number of employees can adversely affect our business and lead to:

•	lower employee morale, higher employee attrition rates, and fewer experienced employees;

•	disruptions in our operations and loss of efficiency in collection functions;

•	Excess costs associated with unused space in collection facilities; and

•	Further reliance on our third party collection agencies and attorneys.

The market for acquiring consumer receivable portfolios has become more competitive, thereby diminishing our ability to invest in such receivables at prices we are willing to pay.

The receivables management industry is highly fragmented and competitive, consisting of thousands of consumer and commercial agencies. We face bidding competition in our acquisition of defaulted consumer receivables and we also compete on the basis of our reputation, industry experience and performance. Some of our current competitors may have more resources than us and may be willing to purchase consumer receivable portfolios at higher prices, thus driving up the price of portfolios and potentially reducing the profit generated from any such portfolios that we purchase.

We have risks associated with our purchase of $6.9 billion in face value of receivables purchased for $300 million in March 2007 (the “Portfolio Purchase”) which has not met our expectations and has and may continue to adversely impact our financial position and results of operations.

Since the inception of the Portfolio Purchase financed by the Receivables Financing Agreement, the Receivables Financing Agreement has been modified five times due to collections not meeting our expectations. The shortfall has been exacerbated by the general economic downturn. We have recorded impairments on the Portfolio Purchase totaling $97.2 million ($30.3 million in fiscal year 2008, $53.9 million in fiscal year 2009, and $13.0 million in fiscal year 2010). The Portfolio Purchase was transferred to the cost recovery method effective with the third quarter of fiscal year 2008, as collections became increasingly more difficult to predict. Accordingly, we will recognize finance income only after we recover the carrying value of the asset. As a result, finance income since April 1, 2008 has been and will continue to be negatively impacted. There can be no assurance as to when or if the current carrying value will be recovered. Further, all cash collections from the Portfolio Purchase are used to repay our loan under the Receivable Financing Agreement.

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

We use qualitative and quantitative analyses to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced and we may be required to record additional impairment charges, which would result in a reduction of our earnings. We recorded impairment charges of $0.7 million, $13.0 million, and $183.5 million, for the years ended September 30, 2011, 2010 and 2009, respectively.

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

We are subject to competition for the purchase of consumer receivable portfolios which could result in an increase in prices of such portfolios.

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

Although we utilize our in-house collection staff to initiate the collection process to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third-party collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the debtors to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change. As 29% of our portfolios are serviced by seven organizations, we are dependent on their efforts to maximize collections.

The current economic environment has had adverse effects on others in this industry; certain third parties providing services to us have filed for bankruptcy protection which has delayed collections.

The current economic environment has had an adverse effect on others in our industry. One of our five most significant third party servicers filed a bankruptcy proceeding and has been liquidated. We took decisive steps in that servicer’s bankruptcy proceeding and with permission of the bankruptcy courts, moved all debtor accounts to other third party collection units with whom we have experience . In addition, a law firm used by the bankrupt servicer also filed for bankruptcy and has closed. All accounts serviced by this law firm have also been transferred to similar third party collection units. The replacement servicer will be taking steps to arrange for the substitution of counsel. Notwithstanding the efforts of various parties to provide for a conversion of the accounts to the new servicer, these occurrences could interfere with the collection of certain of our portfolios including the ability of judgment debtors to identify the Company, the new servicer or new counsel as the parties to whom they should direct payments. In addition, representatives of creditors of the insolvent servicer and troubled law firm may endeavor to assert claims with respect to portfolios that those companies relinquish including our accounts.

We rely on our third party collectors to comply with all rules and regulations and maintain proper internal controls over their accounting and operations.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, and Puerto Rico., there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in their accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

Gary Stern, our Chairman, President and Chief Executive Officer, Robert J. Michel, our Chief Financial Officer, and Mary Curtin, our Senior Vice President, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. As of January 2009, Arthur Stern, former Chairman of the board of directors, now Chairman Emeritus, stepped down as an employee of the Company. Mr. Stern continues to serve on the board of directors and consults with our executives. Significant losses of the services of our executive officers or the inability to replace our officers with individuals who have experience in the industry or with the Company could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

The Stern family effectively controls the Company, substantially reducing the influence of our other stockholders.

Members of the Stern family including Arthur Stern, Gary Stern and Barbara Marburger, daughter of Arthur Stern and sister of Gary Stern, trusts or custodial accounts for the benefit of a minor child of Gary Stern, Asta Group, Incorporated, and limited liability companies controlled by Judith R. Feder, niece of Arthur Stern and cousin of Gary Stern, in which Arthur Stern, Alice Stern (wife of Arthur Stern and mother of Gary Stern and Barbara Marburger), Gary Stern and trusts for the benefit of the issue of Arthur Stern and the issue of Gary Stern hold all economic interests, own, in the aggregate, approximately 25.7% of our outstanding shares of common stock. As a result, the Stern family is able to influence significantly the actions that require stockholder approval, including:

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

As part of our historic business model, we have sold accounts on an opportunistic basis. Our ability to sell accounts has been limited in 2011 and 2010 and may be limited in the future. Net collections represented by account sales for 2011 were only $0.4 million, compared to $3.5 million and $8.7 million in 2010 and 2009, respectively. Collections represented by account sales as a percentage of total collections were 0.5% in 2011, compared to 3.4% and 5.9% in 2010 and 2009, respectively. We had launched a sales effort to enhance cash flow and pay debt, particularly from the Portfolio Purchase, but sales have been slower than expected due to a variety of factors, including a slow resale market, similar to the decrease in pricing we are seeing in general, as well as lack of supporting documentation (media) and validation of the Portfolio Purchase accounts.

An unfavorable government review of our tax returns could adversely affect our operating results.

Our tax filings are subject to review or audit by the IRS and state and local taxing authorities. In April 2010, we received notification from the IRS that our 2008 and 2009 federal income tax returns would be audited. This audit is currently in progress. The IRS examinations of our federal tax returns could result in significant proposed adjustments. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made. In addition, the Company recently signed consent to extend the IRS review period through 2010.

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

Class action suits and other litigation could divert our management’s attention from operating our business and increase our expenses.

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

We may seek to grow through acquisitions of related businesses in the financial services sector. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store on our networks sensitive data, including our proprietary business information and personally identifiable information of individual debtors from which we are trying to collect. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could disrupt our operations and could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, which may adversely affect our business.

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

Future sales of our common stock by members of the Stern Family or other stockholders may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 14,639,456 shares of common stock issued and outstanding as of December 7, 2011. Of these shares, 3,748,254 are held by our affiliates and are saleable under Rule 144 of the Securities Act of 1933, as amended, subject to the volume limitations set forth in Rule 144. The remainder of our outstanding shares are freely tradable. In addition, options to purchase approximately 1,294,271 shares of our common stock were outstanding as of September 30, 2011, of which 992,607 were vested. In certain cases, the exercise prices of such options were higher than the current market price of our common stock. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2011, there were 630,203 shares available for such purpose with such shares available under the Equity Compensation Plan and the 2002 Stock Option Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

We have the ability to issue preferred shares, warrants, convertible debt and other securities without stockholder approval which could dilute the relative ownership interest of current stockholders and adversely affect our share price.

Future sales of our equity-related securities in the public market, including sales of our common stock pursuant to our shelf-registration statement, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our certificate of incorporation permits our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to our common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate federal and other regulatory responses in the near future, including the imposition of a so-called “cap and trade” system. It is impracticable to predict with any certainty the impact on our business of climate change or the regulatory responses to it, although we recognize that they could be significant. The most direct impact is likely to be an increase in energy costs, which would increase slightly our operating costs, primarily through increased utility and transportations costs. In addition, increased energy costs could impact consumers and their ability to incur and repay indebtedness. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

We have not received any written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission which were issued 180 days or more preceding September 30, 2011 and that remain unresolved.

Item 2.	Properties.

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 14,700 square feet of general office space for approximately $20,000 per month, plus utilities. The lease expires on July 31, 2015, with a two-year renewal option.

Our office in Houston, Texas occupies approximately 2,600 square feet of general office space for approximately $3,800 per month. The lease expires August 18, 2016.

Our office in Long Beach, New York occupies approximately 800 square feet of general office space for approximately $1,350 per month. The lease expires August 31, 2012.

We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting on their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this report, we were not involved in any material litigation in which we were a defendant.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 15, 2000, our common stock has been quoted on the NASDAQ National Market system under the symbol “ASFI.” On November 30, 2011 there were 18 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2009 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
2010
October 1, 2009 to December 31, 2009	$8.49	$6.53
January 1, 2010 to March 31, 2010	8.10	6.00
April 1, 2010 to June 30, 2010	10.03	7.05
July 1, 2010 to September 30, 2010	10.02	7.07

2011
October 1, 2010 to December 31, 2010	$8.74	$6.66
January 1, 2011 to March 31, 2011	8.82	7.51
April 1, 2011 to June 30, 2011	8.65	6.40
July 1, 2011 to September 30, 2011	8.75	7.48

Dividends

During the year ended September 30, 2011, we declared quarterly cash dividends aggregating $1,170,000 ($0.02 per share, per quarter). During the year ended September 30, 2010, we declared quarterly cash dividends aggregating $1,161,000 ($0.02 per share, per quarter). Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place.

Purchases of Common Stock

We have a share repurchase program that authorizes us to purchase up to $20.0 million of shares of our common stock through June 20, 2012. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of the fiscal year ended September 30, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from July 1, 2011 through July 31, 2011	-0-	-0-	-0-	$20,000,000
Repurchases from August 1, 2011 through August 31, 2011	8,900	$7.94	8,900	$19,930,000
Repurchases from September 1, 2011 through September 30, 2011	-0-	-0-	-0-	$19,930,000

(1)	In June 20, 2011, our board of directors authorized the repurchase of up to $20.0 million of shares of our common stock.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON OCT. 1, 2006

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING SEPT. 30, 2011

	Period Ending
Company/Market/Peer Group	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011
Asta Funding, Inc.	$100.00	$102.66	$19.05	$21.02	$21.43	$23.01
NASDAQ Composite Index	$100.00	$120.42	$93.94	$96.31	$108.45	$111.66
Peer Group Index	$100.00	$85.52	$50.01	$49.29	$66.38	$65.20

Companies in our Peer Group include CompuCredit Corporation, Encore Capital Group, Inc., NCO Group, Inc. (through 2006), and Portfolio Recovery Associates, Inc.

Item 6.	Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2011. The selected financial data for the five fiscal years ended September 30, 2011, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere in this report, See Item 7. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Operations Statement Data:
Finance income	$42,610	$45,631	$70,156	$115,295	$138,356
Other income	557	218	199	255	2,406

Total revenue	43,167	45,849	70,355	115,550	140,762

Costs and expenses:
General and administrative	21,807	23,211	25,915	29,561	25,450
Interest expense	3,016	4,368	8,452	17,881	18,246
Impairments	721	13,029	183,500	53,160	9,097

Total expenses	25,544	40,608	217,867	100,602	52,793

Income (loss) before income taxes	17,623	5,241	(147,512)	14,948	87,969
Provisions (benefit) for income taxes	7,102	2,112	(56,787)	6,119	35,703

Net income (loss)	$10,521	$3,129	$(90,725)	$8,829	$52,266

Basic net income (loss) per share	$0.72	$0.22	$(6.36)	$0.62	$3.79

Diluted net income (loss) per share	$0.71	$0.22	$(6.36)	$0.61	$3.56

	2011	2010	2009	2008	2007
	(In millions)
Other Financial Data:
For the Year Ended September 30
Cash collections	$81.2	$101.9	$147.4	$208.0	$281.8
Portfolio purchases, at cost	7.5	8.0	19.6	49.9	440.9
Portfolio purchases, at face	19.5	269.1	577.0	1,456.1	10,891.9
Return on average assets(1)	4.1%	1.1%	(23.5)%	1.7%	12.0%
Return on average stockholders’ equity(1)	6.3%	2.0%	(44.8)%	3.6%	24.8%
Dividends declared per share	$0.08	$0.08	$0.08	$0.16	$0.16
At September 30,
Total assets	248.1	259.2	290.8	481.1	580.3
Total debt	71.6	94.9	130.9	221.7	326.5
Total stockholders’ equity	173.0	161.9	157.4	247.9	237.5
Inception to Date — September 30,
Cumulative aggregate purchases, at face	31,915.5	31,896.0	31,626.9	31,049.9	29,593.8

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Caution Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our judgment regarding future events, but we can give no assurance that such judgments will prove to be correct. Such statements are subject to risks and uncertainties that could cause actual results to differ materially and adversely from those projected in such forward-looking statements. Certain factors which could materially affect our results and our future performance are described above under Item 1A “Risk Factors” and below under “Critical Accounting Policies”. Forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events and are subject to numerous known and unknown risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date of this report. Except as required by law, we undertake no obligation to update or publicly announce revisions to any forward-looking statements. Unless the context otherwise requires, the terms “we”, “us” “the Company”, or “our” as used herein refer to Asta Funding, Inc. and our subsidiaries.

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

•

jobs or property of the debtors found within portfolios-with our business model. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

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

As a result of the a challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2009 we extended our time frame of the expectation of recovering 100% of our invested capital to a 24-39 month period from an 18-28 month period, and the expectation of recovering 130-140% over seven years from the previous five year expectation. The 2009 time frame of expectations has remained in force for fiscal year 2011. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for on the interest method. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

	Year Ended September 30,
	2011	2010	2009
Finance income	98.7%	99.5%	99.7%
Other income	1.3%	0.5%	0.3%

Total revenue	100%	100.0%	100.0%

General and administrative expenses	50.5%	50.7%	36.8%
Interest expense	7%	9.5%	12.0%
Impairments	1.7%	28.4%	261.1%

Income (loss) before income taxes	40.8%	11.4%	(209.9)%
Provision (benefit) for income taxes	16.5%	4.6%	(80.8)%

Net income (loss)	24.4%	6.8. %	(129.1)%

Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010

Finance income.    For the year ended September 30, 2011, finance income decreased $3.0 million or 6.6% to $42.6 million from $45.6 million for the year ended September 30, 2010. The decrease is primarily due to the lower level of portfolio purchases over the last two years and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. In addition, during the fourth quarter of fiscal 2011 there was a one time charge of approximately $1.3 million against finance income by a third party collection company that invoiced us for previously unbilled collections costs. Finance income for the year ended September 30, 2011 excluding this one time charge, would have been $44,439,000, down $1.4 million, or 3.1%. During the fiscal year ended September 30, 2011, we acquired $19.5 million in face value of new portfolios at a cost of $7.5 million as compared to $269.0 million of face value portfolios at a cost of approximately $8.0 million, during the fiscal year ended September 30, 2010. Finance income recognized from fully amortized portfolios (zero basis revenue) was $34.3 million for the years ended September 30, 2011 and 2010, respectively.

Net collections decreased $20.7 million or 20.3% to $81.2 million for the fiscal year ended September 30, 2011, from $101.9 million for the fiscal year ended September 30, 2010. During fiscal year 2011, gross collections decreased 17.7% to $129.7 from $157.6 million for fiscal year 2010, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $7.2 million or 12.9% as compared to the same period in the prior year and averaged 37.4% of collections for the fiscal year ended September 30, 2011 as compared to 35.3% in the same prior year period. As previously mentioned the $1.3 million one time charge impacted commissions and fees by one percentage point. Commissions and fees excluding this one time charge would have been 36.4%.

Further, as we have curtailed our purchases of new portfolios of consumer receivables in the last three fiscal years, finance income was negatively impacted and we expect will continue to be negatively impacted going forward since we have not been replacing our receivables acquired for liquidation. Instead, we focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will purchase such portfolios when we believe the purchase will yield our desired rate of return. There were no accretable yield adjustments recorded during the fiscal years ended September 30, 2011 and 2010.

Other income.    Other income of $557,000 and $218,000 for the fiscal years ended September 30, 2011 and 2010, respectively, consisted primarily of service fee income and interest income from banks.

General and administrative expenses.    For the year ended September 30, 2011, general and administrative expenses decreased $1.4 million or 6.0% to $21.8 million from $23.2 million for the year ended September 30, 2010. The decrease is due primarily to lower collection expenses, including lower attorney fees and settlements associated with debtor lawsuits, lower professional fees, and the lower non-cash item of amortization expense, offset by higher non-cash stock based compensation expense.

Interest expense.    For the year ended September 30, 2011, interest expense decreased $1.4 million or 31.0% to $3.0 million from $4.4 million during the year ended September 30, 2010. The decrease was due to the repayment of the outstanding borrowings on our subordinated debt and the reduction of our Receivables Financing Agreement (described below under the caption “Receivables Financing Agreement”) loan balance during the year ended September 30, 2011, as compared to the year ended September 30, 2010. Additionally, the average interest rate during the year ended September 30, 2010 on the Receivable Financing Agreement was 3.75% as compared to 3.77% during the year ended September 30, 2010. The rate on the subordinated debt — related party was increased from 6.25% to 10.0% during fiscal year 2010; however, the principal balance was paid off in December 2010, with little impact on the fiscal year 2011 expense.

Impairments.    We recorded impairments of $720,000 during the year ended September 30, 2011 as compared to $13.0 million for the year ended September 30, 2010. The impairment recorded in fiscal year 2010 was related to the Portfolio Purchase. During fiscal year 2010 a significant servicer of accounts of the Portfolio Pur-

chase declaring bankruptcy which caused a delay in collections as accounts were transferred to other servicers. Although we believe that value remains in the Portfolio Purchase, the delay has impacted projections of collections of the Portfolio Purchase.

Income tax expense (benefit) — Income tax expense for fiscal year 2011 of $7.1 million consists of a current tax expense of $2.5 million and a deferred tax expense of $4.6 million. The $4.6 million deferred tax expense consists of $3.0 million of federal tax expense and $1.6 million in state deferred expense. Included in the deferred tax expense in fiscal year 2010 is a $5.6 million true up of federal income taxes from fiscal year 2009. Upon the completion of our federal tax return for fiscal year 2009 and the application for the tax refund completed earlier in the second quarter, the federal tax refund estimate of $46 million was revised upward to approximately $52 million which caused the $5.6 million true up in the current year. This change was due to a combination of applying the federal tax net operating loss carryback and the recognition of the benefit of the state net operating loss carryforwards for federal tax purposes, and other timing differences applied to the current year tax return. These adjustments did not affect the statement of operations and yielded a net adjustment between the federal income tax receivable and the deferred tax asset. The true up for the fiscal year 2010 federal tax return was not material.

Net income.    For the year ended September 30, 2011, net income increased $7.4 million to $10.5 million from $3.1 million for the year ended September 30, 2010, primarily reflecting decreased impairments and other expenses, partially offset by higher income taxes. Net income per diluted share for the year ended September 30, 2010 increased $0.50 per diluted share to $0.72 per diluted share from $0.22 per diluted share for the year ended September 30, 2010.

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

Net collections decreased $45.5 million or 30.9% to $101.9 million for the fiscal year ended September 30, 2010, from $147.4 million for the fiscal year ended September 30, 2009. During fiscal year 2010, gross collections decreased 29.8% to $157.6 from $224.5 million for fiscal year 2009, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $21.5 million or 27.8% as compared to the same period in the prior year and averaged 35.3% of collections for the fiscal year ended September 30, 2010 as compared to 34.3% in the same prior year period.

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

General and administrative expenses.    For the year ended September 30, 2010, general and administrative expenses decreased $2.7 million or 10.4% to $23.2 million from $25.9 million for the year ended September 30, 2009. Lower general and administrative expenses is due primarily to the closing of the Pennsylvania call center in February 2009, lower collection expenses, primarily the discontinuation in May 2009 of the $275,000 monthly management fee paid to a significant servicer relative to the Portfolio Purchase, and lower telephone expense and professional fees. We have improved the efficiency of the telephone collection management system, which reduced costs without a significant impact on the results from the volume of calls.

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

Impairments.    Impairments of $13.0 million were recorded by us during the year ended September 30, 2010 as compared to $183.5 million for the year ended September 30, 2009. The impairment recorded in fiscal year 2010 was related to the Portfolio Purchase. During fiscal year 2010 a significant servicer of accounts of the Portfolio Purchase declared bankruptcy which caused a delay in collections as accounts were transferred to other servicers. Although value remains in the Portfolio Purchase, the delay has impacted projections of collections of the Portfolio Purchase. Included in the fiscal year 2009 impairments is approximately $108.5 million related to the interest method portfolios and $75.0 million related to cost recovery method portfolios, including $53.9 applied to the Portfolio Purchase. For the interest method portfolios, relative collections with respect to our expectations were deteriorating and this deterioration was confirmed by our third party collection agencies and attorneys. The deterioration, which had impacted us throughout the year, became more significant during the fourth quarter of the fiscal year ended September 30, 2009. In fiscal year 2010, the entire impairment which was determined by us in connection the preparation of our year end financial statements, was taken in the fourth quarter and related to the Portfolio Purchase resulting in a write down to net realizable value of $91.8 million at September 30, 2010.

Income tax expense (benefit).    Income tax expense for fiscal year 2010 of $2.1 million consists of a current tax benefit of $3.2 million and a deferred tax expense of $5.3 million. Included in the deferred tax expense is a $5.6 million true up of federal income taxes from fiscal year 2009. Upon the completion of our Federal tax return for fiscal year 2009 and the application for the tax refund completed earlier in the second quarter, the Federal tax refund estimate of $46 million was revised upward to approximately $52 million which caused the $5.6 million true up in the current year. This change was due to a combination of applying the Federal tax net operating loss carryback and the recognition of the benefit of the state net operating loss carryforwards for federal tax purposes, and other timing differences applied to the current year tax return. These adjustments did not affect the statement of operations and yielded a net adjustment between the federal income tax receivable and the deferred tax asset.

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

Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently we are operating under the Fifth Amendment.

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

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for fiscal years ending September 30, 2012 and 2013 are $9 million annually, and, for the fiscal year ended September 30, 2014, is approximately $5 million (seven months).

On September 30, 2011 and 2010, the outstanding balance on this loan was approximately $71.6 million, and $90.5 million, respectively. The applicable interest rate at September 30, 2011 and 2010 was 3.72% and 3.76%, respectively. The average interest rate of the Receivable Financing Agreement was 3.75% and 3.77% for the years ended September 30, 2011 and 2010, respectively.

Other significant amendments to the Receivables Financing Agreement are as follows:

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

The Company’s average debt obligation (excluding the subordinated debt — related party) for the fiscal years ended September 30, 2011 and 2010, was approximately $77.2 million and $99.0 million, respectively. The average interest rate was 3.75% and 3.81%, respectively, for the years ended September 30, 2011 and 2010.

Bank Leumi Credit Agreement

On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Bank Leumi Credit Agreement which permits maximum principal advances of up to $6 million. The term of the agreement was through December 31, 2010. The interest rate is a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan is secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consists of a pledge by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There are no financial covenant restrictions for the Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was used to reduce to zero the remaining balance of the IDB Credit Facility described below. The Leumi Credit Agreement balance was reduced to zero in January 2010. The Company is working with its bank on a new credit facility with a larger credit limit.

Subordinated Debt — Related Party

On April 29, 2008, we obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% stockholder of the Company and is beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan, originally in the aggregate principal amount of $8,246,000, currently accrues interest at a rate of 10.0% per annum, is payable interest only each quarter until maturity on December 31, 2010, subject to repayment in full of the Company’s loan facility.

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

Cash Flow

As of September 30, 2011, our cash and cash equivalents increased $9.0 million to $84.3 million, from $75.3 million at September 30, 2010. Although our cash flow remains strong we have diversified some of our cash flow into other investments.

Net cash provided by operating activities was $16.7 million during the fiscal year ended September 30, 2011, compared to net cash provided by operating activities of $68.7 million for the fiscal year ended September 30, 2010. The decrease is primarily due to the significant federal tax refund received in fiscal year 2010. Net cash provided by investing activities was $16.4 million during the fiscal year ended September 30, 2011, as compared to net cash provided by investing activities of $39.2 million during the fiscal year ended September 30, 2010. The decrease is primarily due to lower collections of consumer receivables acquired for liquidation, and the purchase of available for sales securities during the year ended September 30, 2011 as compared to the same prior year period. Net cash used in financing activities was $24.1 million during the fiscal year ended September 30, 2011, as compared to cash used in financing activities of $35.0 million in the prior period. The decrease in net cash used was primarily due to a smaller pay down of debt during the fiscal year ended September 30, 2011 compared to the prior period.

Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our non-recourse debt facilities, investment in consumer receivable portfolios, litigation related receivables, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid if approved by the board of directors. Acquisitions have been financed primarily through cash flows from operating activities and a credit facility. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to purchase portfolios and operate the business. However, as the collection environment remains challenging, we may seek additional funding.

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

During the first quarter of 2012, we have invested $3.8 million in the litigation funding business with a focus on investing in personal injury claims. We are working with an industry leader who sources and manages these types of investments.

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years:

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	$71,604,000	$9,000,000	$62,604,000	$—	$—
Operating Lease Obligations	$1,183,000	$307,000	$584,000	$292,000	—

Total	$72,787,000	$9,307,000	$63,188,000	$292,000	—

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(In millions)
Balance at beginning of period	$147.0	$208.3	$449.0	$545.6	$257.3
Acquisitions of finance receivables, net of buybacks	7.5	8.0	19.6	49.9	440.9
Cash collections from debtors applied to principal(1)(2)	(38.4)	(55.1)	(69.1)	(81.7)	(114.4)
Cash collections represented by account sales applied to principal(1)	(0.2)	(1.2)	(8.1)	(11.0)	(29.1)
Impairments/Portfolio write down	(0.7)	(13.0)	(183.5)	(53.2)	(9.1)
Effect of foreign exchange	—	—	0.4	(0.6)	—

Balance at end of period	$115.2	$147.0	$208.3	$449.0	$545.6

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

(2)	In 2007, includes put backs of purchased accounts returned to the seller totaling $5.5 million. Put backs are considered not material for all other years presented.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2011	2010	2009
	(In millions)
Aggregate Purchase Price	$7.5	$8.0	$19.6
Aggregate Portfolio Face Amount	19.5	269.1	577.0

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

Schedule of Portfolios by Income Recognition Category

	September 30, 2011		September 30, 2010		September 30, 2009
	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios
			(In millions)
Original Purchase Price (at period end)	$443.3	$787.2	$442.5	$780.5	$442.2	$772.8
Cumulative Aggregate Managed Portfolios (at period end)	13,915.3	17,985.0	13,913.3	17,966.2	13,884.5	17,725.9
Receivable Carrying Value (at period end)	84.0	31.2	100.7	46.3	137.6	70.6
Finance Income Earned (for the respective period)	2.7	39.9	1.7	43.9	2.5	67.7
Total Cash Flows (for the respective period)	19.6	61.6	26.0	75.9	47.0	100.4

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

Collections Represented by Account Sales

Year	Collections Represented By Account Sales	Finance Income Recognized
2011	$390,000	$155,000
2010	3,485,000	2,272,000
2009	8,662,000	3,085,000

Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on interest method portfolios on an annual vintage basis since October 1, 2001 through September 30, 2011.

Purchase Period	Purchase Price(2)	Net Cash Collections Including Cash Sales(3)	Estimated Remaining Collections(4)	Total Estimated Collections(5)	Total Estimated Collections as a Percentage of Purchase Price
2001	$65,120,000	$105,617,000	$—	$105,617,000	162%
2002	36,557,000	48,238,000	—	48,238,000	132%
2003	115,626,000	218,596,000	—	218,596,000	189%
2004	103,743,000	187,774,000	113,000	187,887,000	181%
2005	126,023,000	218,563,000	2,695,000	221,258,000	176%
2006	163,392,000	258,089,000	5,958,000	264,047,000	162%
2007	109,235,000	99,253,000	16,495,000	115,748,000	106%
2008	26,626,000	45,589,000	157,000	45,746,000	172%
2009	19,127,000	29,201,000	4,888,000	34,089,000	178%
2010	7,698,000	12,752,000	1,295,000	14,047,000	182%
2011	6,620,000	1,540,000	7,065000	8,605,000	130%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs), plus third party commissions.

(3)	Cash collections include: net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining collections.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2011, we recognized finance income of $2.7 million under the cost recovery method because we collected $2.7 million in excess of our purchase price on certain of these portfolios. In addition, we earned $39.9 million of finance income under the interest method based on actuarial computations which, in turn, are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2011, we purchased portfolios with an aggregate purchase price of $7.5 million with a face value (gross contracted amount) of $19.5 million.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”) which amends and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, we early adopted this guidance for the fiscal year 2011 goodwill impairment test.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”) in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. Adoption of this update is not expected to have a material effect on our results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”) which sets forth common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first annual period beginning on or after December 15, 2011. Adoption of this update is not expected to have a material effect on our results of operations or financial condition but may have an effect on disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance will become effective for us with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. Other than requiring disclosures for prospective business combinations, the adoption of this guidance is not expected to have a material effect on our results of operations or financial condition but may have an effect on disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which amends the authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures.” The update requires companies to:

a. Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

b. Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3.

The update also provides for amendments to existing disclosures as follows:

a. Fair value measurement disclosures are to be made for each class of assets and liabilities; and

b. Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.

The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption in fiscal year 2011 did not have a material effect and future adoption is not expected to have a material effect on our results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 generally represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. We adopted ASU 2009-17 as of October 1, 2010, which did not have a significant effect on its financial statements.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2011, 2010 and 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2011, our Receivables Financing Agreement, all of which is variable rate debt, had an outstanding balance of $71.6 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by approximately $200,000 based on the average debt obligation outstanding during the fiscal year. We do not currently invest in derivative, financial or commodity instruments.

Item 8.	Financial Statements And Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firms thereon required by this item begin on page F-1 of this report located immediately after the signature page.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended September 30, 2011 was carried out by us under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment, and based on the criteria of the COSO, we believe that, as of September 30, 2011, our internal control over financial reporting is effective at the reasonable assurance level.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2011 and their report dated December 14, 2011 expresses an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Asta Funding, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Asta Funding, Inc. and subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011, and our report dated December 14, 2011, expressed an unqualified opinion.

/s/    Grant Thornton LLP

New York, New York

December 14, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after September 30, 2011 and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after September 30, 2011 and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after September 30, 2011 and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after September 30, 2011 and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after September 30, 2011 and is incorporated herein by this reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit Number
3.1	Certificate of Incorporation(1)
3.2	Amendment to Certificate of Incorporation(3)
3.3	By-laws(2)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)
10.2	Asta Funding, Inc. 2002 Stock Option Plan(3)
10.3	Asta Funding, Inc. Equity Compensation Plan(5)
10.4	Third Amended and Restated Loan and Security Agreement dated May 11, 2004, between the Company and Israel Discount Bank of NY(4)
10.5	Fourth Amended and Restated Loan and Security Agreement dated July 10, 2006, between the Company and Israel Discount Bank of NY(6)

Exhibit Number
10.6	Receivables Finance Agreement dated March 2, 2007 between the Company and the Bank of Montreal(7)
10.7	Subservicing Agreement between the Company and the Subservicer dated March 2, 2007(14)
10.8	Purchase and Sale Agreement dated February 5, 2007(8)
10.9	Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated March 30, 2007, between the Company and Israel Discount Bank(9)
10.10	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated May 10, 2007, between the Company and Israel Discount Bank(10)
10.11	Fifth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated June 27, 2007, between the Company and Israel Discount Bank(11)
10.12	First Amendment to the Receivables Finance Agreement dated July 1, 2007 between the Company and Bank of Montreal(12)
10.13	Sixth Amendment to the Fourth Amended and Restated Loan and Security Agreement dated December 4, 2007, between the Company and Israel Discount Bank(13)
10.14	Second Amendment to the Receivables Financing Agreement dated December 27, 2007(15)
10.15	Third Amendment to the Receivables Financing Agreement dated May 19, 2008(16)
10.16	Amended and Restated Servicing Agreement dated May 19, 2008 between the Company and The Bank of Montreal(16)
10.17	Subordinated Promissory Note between Asta Funding, Inc and Asta Group, Inc. dated April 29, 2008(17)
10.18	Seventh Amendment to the Fourth Amended and Restated Loan Agreement, Dated February 20, 2009 between the Company and IDB(18)
10.19	Form of Amended and Restated Revolving Note between Asta Funding and IDB, as lending agent(19)
10.20	Fourth Amendment to the Receivables Financing Agreement dated February 20, 2009 between the Company and Bank of Montreal(20)
10.21	Subordinated Guarantor Security Agreement dated February 20, 2009 to Bank of Montreal(21)
10.22	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009(22)
10.23	Subordinated Guarantor Security Agreement dated February 20, 2009 to Asta Group, Inc.(23)
10.24	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009 to Asta Group.(24)
10.25	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(25)
10.26	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](26)
10.27	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](27)
10.28	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](28)
10.29	Consulting Services Agreement dated November 30, 2009 between Cameron E. Williams and the Company(29)
10.30	Loan Agreement Between Asta Funding and Bank Leumi dated December 14, 2009(30)
10.31	Indemnification agreement between Asta Funding and GMS Family Investors LLC(31)
10.32	Fifth Amendment to the Receivables Financing Agreement dated October 26, 2010 between the Company and Bank of Montreal(32)
10.33	Omnibus Termination Agreement, by and among Palisades Acquisition XVI, LLC, BMO Capital Markets Corp., as collateral agent, Asta Group, Incorporated, and each guarantor set forth therein(33)
10.34	Lease agreement between the Company and ESL200 LLC dated August 2, 2010(34)
10.35	Consulting Agreement between the Company and Alan Gelband Company, Inc. dated as of June 15, 2011(35)

Exhibit Number
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(3)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed May 19, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(6)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed July 12, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(8)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed February 9, 2007.

(9)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007.

(10)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007.

(11)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(12)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(13)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 10, 2007.

(14)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007.

(15)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2007.

(16)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

(17)	Incorporated by reference to Exhibit 10.18 to Asta Funding’s Current Report on Form 8-K filed May 1, 2008.

(18)	Incorporated by reference to Exhibit 10.19 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(19)	Incorporated by reference to Exhibit 10.20 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(20)	Incorporated by reference to Exhibit 10.21 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(21)	Incorporated by reference to Exhibit 10.22 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(22)	Incorporated by reference to Exhibit 10.23 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(23)	Incorporated by reference to Exhibit 10.24 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(24)	Incorporated by reference to Exhibit 10.25 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(25)	Incorporated by reference to Exhibit 10.26 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(26)	Incorporated by reference to Exhibit 10.27 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(27)	Incorporated by reference to Exhibit 10.28 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(28)	Incorporated by reference to Exhibit 10.29 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(29)	Incorporated by reference to Exhibit 99.1 to Asta Funding’s Current Report on Form 8-K filed December 4, 2009.

(30)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 18, 2009.

(31)	Incorporated by reference to Exhibit 10.32 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2009.

(32)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed November 1, 2010.

(33)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed November 22, 2010.

(34)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed August 5, 2010.
(35)	Incorporated by reference to Exhibit 99.1 to Asta Funding Inc.’s Current Report on Form 8-K filed June 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2011

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	Chairman of the Board, President, and Chief Executive Officer	December 14, 2011

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer Principal Financial Officer and Accounting Officer	December 14, 2011

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	December 14, 2011

/s/ Herman Badillo Herman Badillo	Director	December 14, 2011

/s/ Edward Celano Edward Celano	Director	December 14, 2011

/s/ Harvey Leibowitz Harvey Leibowitz	Director	December 14, 2011

/s/ David Slackman David Slackman	Director	December 14, 2011

/s/ Louis A. Piccolo Louis A. Piccolo	Director	December 14, 2011

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011, 2010 and 2009

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Asta Funding, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
December 14, 2011

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2011	2010
ASSETS
Cash and cash equivalents	$84,347,000	$75,301,000
Investments:
Available-for-sale	13,515,000	—
Other	9,060,000	8,934,000
Restricted cash	1,031,000	1,304,000
Consumer receivables acquired for liquidation (at net realizable value)	115,195,000	147,031,000
Due from third party collection agencies and attorneys	2,084,000	3,528,000
Prepaid and income taxes receivable	3,369,000	196,000
Furniture and equipment (net of accumulated depreciation of $3,316,000 in 2011 and $3,066,000 in 2010)	563,000	338,000
Deferred income taxes	14,358,000	18,762,000
Other assets	4,529,000	3,770,000

Total assets	$248,051,000	$259,164,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non recourse debt	$71,604,000	$90,483,000
Subordinated debt — related party	—	4,386,000
Other liabilities	3,167,000	2,105,000
Dividends payable	293,000	292,000
Income taxes payable	31,000	—

Total liabilities	75,095,000	97,266,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; Issued — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 14,639,456 shares in 2011 and 14,600,423 shares in 2010	146,000	146,000
Additional paid-in capital	74,793,000	72,717,000
Retained earnings	98,377,000	89,026,000
Accumulated other comprehensive (loss) income, net of income taxes	(290,000)	9,000
Treasury stock (at cost)	(70,000)	—

Total stockholders’ equity	172,956,000	161,898,000

Total liabilities and stockholders’ equity	$248,051,000	$259,164,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2011	2010	2009
Revenues:
Finance income, net	$42,610,000	$45,631,000	$70,156,000
Other income	557,000	218,000	199,000

	43,167,000	45,849,000	70,355,000

Expenses: General and administrative expenses	21,807,000	23,211,000	25,915,000
Interest expense (Related Party — 2011, $86,000; 2010, $518,000; 2009, $515,000)	3,016,000	4,368,000	8,452,000
Impairments of consumer receivables acquired for liquidation	721,000	13,029,000	183,500,000

	25,544,000	40,608,000	217,867,000

Income (loss) before income taxes	17,623,000	5,241,000	(147,512,000)
Income tax expense (benefit)	7,102,000	2,112,000	(56,787,000)

Net income (loss)	$10,521,000	$3,129,000	$(90,725,000)

Basic net income (loss) per share	$0.72	$0.22	$(6.36)

Diluted net income (loss) per share	$0.71	$0.22	$(6.36)

Weighted average shares outstanding:
Basic	14,626,973	14,492,215	14,272,425
Diluted	14,827,608	14,534,982	14,272,425

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balance, September 30, 2008	14,276,158	$143,000	$69,130,000	$178,925,000	$(297,000)	$—	$247,901,000
Exercise of options	533		1,000				1,000
Restricted stock forfeited	(4,334)
Stock based compensation expense			984,000				984,000
Tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			74,000				74,000
Dividends				(1,142,000)			(1,142,000)
Other comprehensive income (net of tax of $31,000)					343,000		343,000
Net (loss)				(90,725,000)			(90,725,000)

Balance, September 30, 2009	14,272,357	143,000	70,189,000	87,058,000	46,000	—	157,436,000
Exercise of options	328,066	3,000	867,000				870,000
Stock based compensation expense			1,189,000				1,189,000
Tax benefit arising from exercise of non-qualified stock options and vesting of Restricted stock			472,000				472,000
Dividends				(1,161,000)			(1,161,000)
Other comprehensive loss (net of tax of $6,000)					(37,000)		(37,000)
Net income				3,129,000			3,129,000

Balance, September 30, 2010	14,600,423	146,000	72,717,000	89,026,000	9,000	—	161,898,000
Exercise of options	6,268		21,000				21,000
Stock based compensation expense			2,055,000				2,055,000
Restricted stock	32,765						—
Dividends				(1,170,000)			(1,170,000)
Other comprehensive loss (net of tax benefit of $196,000)					(299,000)		(299,000)
Purchase of Treasury Stock						(70,000)	(70,000)
Net income				10,521,000			10,521,000

Balance, September 30, 2011	14,639,456	$146,000	$74,793,000	$98,377,000	$(290,000)	$(70,000)	$172,956,000

Comprehensive income (loss) is as follows:

	2011	2010	2009
Net income (loss)	$10,521,000	$3,129,000	$(90,725,000)
Other comprehensive (loss) income, net of tax-foreign currency translation	(9,000)	(37,000)	343,000
Other comprehensive loss net of tax-unrealized loss on marketable securities	(290,000)	—	—

Comprehensive income (loss)	$10,222,000	$3,092,000	$(90,382,000)

Accumulated other comprehensive (loss) income	$(290,000)	$9,000	$46,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,521,000	$3,129,000	$(90,725,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,000	1,291,000	1,664,000
Deferred income taxes	4,611,000	5,310,000	(8,505,000)
Impairments of consumer receivables acquired for liquidation	721,000	13,029,000	183,500,000
Stock based compensation	2,055,000	1,189,000	984,000
Changes in:
Income taxes payable and receivable	(3,142,000)	47,531,000	(54,042,000)
Due from third party collection agencies and attorneys	1,444,000	(955,000)	2,497,000
Other assets	(771,000)	(1,683,000)	(268,000)
Other liabilities	1,041,000	(98,000)	(2,109,000)

Net cash provided by operating activities	16,742,000	68,743,000	32,996,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(7,435,000)	(7,989,000)	(19,552,000)
Principal payments received from collection of consumer receivables acquired for liquidation	38,360,000	54,211,000	71,936,000
Principal payments received from collections represented by sales of consumer receivables acquired for liquidation	235,000	2,076,000	5,317,000
Effect of foreign exchange on consumer receivables acquired for liquidation	(45,000)	(97,000)	(450,000)
Purchase of available-for-sale investments	(14,000,000)	—	—
Net purchases of other investments	(126,000)	(8,934,000)
Purchase of treasury stock	(70,000)	—	—
Capital expenditures	(475,000)	(108,000)	(187,000)

Net cash provided by investing activities	16,444,000	39,159,000	57,064,000

Cash flows from financing activities:
Proceeds from exercise of stock options	21,000	870,000	1,000
Tax benefit arising from exercise of non-qualified stock options	—	472,000	74,000
Change in restricted cash	273,000	826,000	917,000
Dividends paid	(1,169,000)	(1,155,000)	(1,427,000)
Repayments of debt, net	(18,879,000)	(32,139,000)	(90,863,000)
(Repayments) advance under subordinated debt — related party	(4,386,000)	(3,860,000)	—

Net cash used in financing activities	(24,140,000)	(34,986,000)	(91,298,000)

Net increase (decrease) in cash and cash equivalents	9,046,000	72,916,000	(1,238,000)
Cash and cash equivalents at beginning of year	75,301,000	2,385,000	3,623,000

Cash and cash equivalents at end of year	$84,347,000	$75,301,000	$2,385,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (Related Party: 2011 — $122,000; 2010 — $568,000; 2009 — $472,000)	$3,114,000	$4,542,000	$9,082,000

Income taxes	$5,647,000	$2,052,000	$5,887,000

See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables, performing receivables and investment in litigation related receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts whereby the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts whereby the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are, MasterCard®, Visa®, and other credit card accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[1A] Liquidity:

The Company’s cash requirements have been and will continue to be significant. In the past the Company has depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. If approved, dividends paid are also a significant use of cash. As the Company’s revolving debt level decreased to zero in fiscal year 2010, the Company has depended solely on operating cash flow to fund the acquisition of portfolios, pay operating expenses, dividends, and taxes. In June 2010, the Company received an aggregate tax refund of approximately $52.7 million. As of November 30, 2011, the outstanding amount on the Bank of Montreal (“BMO”) facility (“Receivables Financing Agreement”) that financed the $6.9 billion in face value receivables for a purchase price of $300 million, (the “Portfolio Purchase”) is $70.0 million. The Company continue to pay down the balance and the interest from the collections of the receivables under the Portfolio Purchase.

Net collections decreased $20.7 million or 20.3% from $101.9 million in fiscal year 2010 to $81.2 million in fiscal year 2011. Although the Company’s collections decreased from the prior year, the Company believes its net cash collections over the next twelve months, coupled with its current liquid cash balances, will be sufficient to cover its operating expenses, service debt and pay interest. See Note E — Non Recourse Debt and Subordinated Debt — Related Party, for further information.

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

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[3] Cash and cash equivalents and restricted cash: — (Continued)

The Company maintains cash balances in various depository institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances exceed Federal Deposit Insurance Corporation (“FDIC”) limits from time to time. Cash balances at September 30, 2011 were substantially in excess of these limits.

On February 5, 2007, Palisades Acquisition XV, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Portfolio Purchase Agreement”), under which it agreed to acquire the Portfolio Purchase for a purchase price of $300 million. To finance this purchase, now owned by Palisades XVI, the Company entered into a Receivables Financing Agreement with BMO as the funding source, consisting of debt with full recourse only to Palisades XVI. As part of the Receivables Financing Agreement, all proceeds received as a result of the net collections from the Portfolio Purchase are to be applied to interest and principal of the underlying loan until the loan is fully paid.

The restricted cash at September 30, 2011 represents cash on hand, substantially all of which is designated to be paid to the Company’s lender subsequent to September 30, 2011. The lender has mandated in which depository institutions the cash is to be maintained.

[4] Investments

Available-for-Sale

Investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual available-for-sale securities below their respective costs that are other than temporary will result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Investments

Other investments consist of certificates of deposits with maturities greater than three months at the date of purchase.

[5] Income recognition, Impairments and Accretable yield adjustments:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

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

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. An impairment of approximately $0.7 million was recorded in the fiscal year ended September 30, 2011. An impairment of approximately $13.0 million was recorded in the fiscal year ended September 30, 2010, all related to the Portfolio Purchase. As a result of the slower economy and other factors that resulted in slower collections on certain portfolios, impairments of $183.5 million were recorded in fiscal year 2009, of which $108.5 million related to the interest method portfolios and $75.0 million related to cost recovery method portfolios. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required. There were no accretable yield adjustments recorded in the fiscal years ended September 30, 2011, 2010 and 2009.

The recognition of income under ASC 310 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, ASC 310 permits the change to the cost recovery method. The Company will recognize income only after it has recovered its carrying value, As of September 30, 2011, the carrying value of the Portfolio Purchase was approximately $78.3 million. There can be no assurance as to when or if the carrying value will be recovered.

The Company’s analysis of the timing and amount of cash flows to be generated by its portfolio purchases and investments are based on the following attributes:

•

the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and the Company factors in both better and worse states when establishing their initial cash flow expectations.

•

the average balance of the receivables influences the Company’s analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

appropriate for the Company’s lawsuit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, it is able to factor these variables into its initial expected cash flows;

•

the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in the Company’s estimation process . For example, older receivables might be more difficult and/or require more time and effort to collect;

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

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of its acquisition of the accounts. The amount invested in a portfolio of accounts reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sale. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables accounted for on the interest method over the expected remaining life of the portfolio.

The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company invests in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows.

As a result of the challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2011, the Company’s expectation of recovering 100% of its invested capital is a 24 -39 month period, with the expectation of recovering 130-140% over 7 years. The 2011 time frame of expectations have remained unchanged from fiscal year 2010. The Company routinely monitors these expectations against the actual cash flows and, in the event the cash flows are below expectations and the Company believes

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for on the interest method. Conversely, in the event the cash flows are in excess of its expectations and the reason is due to timing, the Company would defer the “excess” collection as deferred revenue.

[6] Commissions and fees:

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

[7] Furniture, equipment and leasehold improvements:

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years). Amortization on leasehold improvements is provided by the straight line-method of the remaining life of the respective lease. An accelerated depreciation method is used for tax purposes.

[8] Income taxes:

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

[9] Net income (loss) per share:

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2011, 2010 and 2009:

	2011			2010			2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$10,521,000	14,626,973	$0.72	$3,129,000	14,492,215	$0.22	$(90,725,000)	14,272,425	$(6.36)

Dilutive effect of stock Options		200,635	(0.01)		42,767	—		—	—

Diluted	$10,521,000	14,827,608	$0.71	$3,129,000	14,534,982	$0.22	$(90,725,000)	14,272,425	$(6.36)

At September 30, 2011, 986,732 options at a weighted average exercise price of $13.18 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2010, 680,795 options at a

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[9] Net income (loss) per share: — (Continued)

weighted average exercise price of $15.59 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2009, 133,250 options at a weighted average exercise price of $8.30 were not included in the diluted earnings per share calculation as they were anti-dilutive.

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

[11] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of operations.

[12] Impact of Recently Issued Accounting Standards:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350), which amends and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, the Company early adopted this guidance for its fiscal year 2011 goodwill impairment test.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[12] Impact of Recently Issued Accounting Standards: — (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), which results in common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first annual period beginning on or after December 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition but may have an effect on disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance will become effective for the Company with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. Other than requiring disclosures for prospective business combinations, the adoption of this update is not expected to have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures.” The update requires the following additional disclosures:

a. Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers;

b. Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3.

The update provides for amendments to existing disclosures as follows:

a. Fair value measurement disclosures are to be made for each class of assets and liabilities;

b. Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.

The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption in fiscal year 2011 did not have a material effect and future adoption is not expected to have a material effect on the Company’s results of operations or financial condition.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810), which represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company adopted ASU 2009-17 as of October 1, 2010, which did not have a significant effect on its financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[13] Reclassifications:

Certain items in prior years’ financial statements have been reclassified to conform to the current year’s presentation.

NOTE B — INVESTMENTS

Available-for-Sale

Investments classified as available-for-sale at September 30, 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual Funds	$14,000,000	$—	$(485,000)	$13,515,000

The available-for-sale investments did not have any contractual maturities. There were no sales during fiscal year 2011. There were no available-for-sales investments at September 30, 2010.

At September 30, 2011, there were four investments in an unrealized loss position, all of which had current unrealized losses which had existed for 12 months or less. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the decline in fair value for these instruments is temporary. In addition, management has the ability but does not believe it will be required to sell these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Other Investments

Other investments consist of the following:

	September 30,	September 30,
	2011	2010
Certificates of deposits in banks	$9,060,000	$8,934,000

Certificates are generally nonnegotiable and nontransferable, and may incur substantial penalties for withdrawal prior to maturity, which will be within one year. Of the amounts shown above, the following amounts are classified as brokered certificates of deposits:

	2011	2010
Brokered certificates of deposits	$1,483,000	$3,925,000

Brokered certificates of deposit are subject to market fluctuations if sold prior to maturity; however, it is the Company’s intention to hold all certificates of deposit to maturity. All of the brokered securities referenced above are FDIC insured.

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals throughout the country and in Central America.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

The Company accounts for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

The Company accounts for its investment in finance receivables using the interest method under the guidance of ASC 310. Under the guidance of ASC 310, static pools of accounts are established and these pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows; the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At September 30, 2011, approximately $31.2 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $84.0 million are accounted for using the cost recovery method, of which $78.3 million is concentrated in one portfolio, the Portfolio Purchase.

The Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

•	same issuer/originator;

•	same underlying credit quality;

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

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

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	the Company’s ability to analyze accounts and resell accounts that meet the Company’s criteria for resale;

•

the locations of the debtors, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into the Company’s cash flow analysis;

•

jobs or property of the debtors found within portfolios. In the Company’s business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain timely customer statements from the original issuer.

The Company obtains and utilizes, as appropriate, input, including but not limited to monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Year Ended September 30, 2011
	Interest Method Portfolios	Cost Recovery Portfolios	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	6,620,000	815,000	7,435,000
Net cash collections from collection of consumer receivables acquired for liquidation	(61,247,000)	(19,568,000)	(80,815,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(390,000)	—	(390,000)
Impairments	(49,000)	(672,000)	(721,000)
Effect of foreign currency translation	—	45,000	45,000
Finance income recognized(1)	39,911,000	2,699,000	42,610,000

Balance, end of period	$31,193,000	$84,002,000	$115,195,000

Revenue as a percentage of collections	64.8%	13.8%	52.5%

(1)	Includes $34.3 million derived from fully amortized pools.

	For the Year Ended September 30, 2010
	Interest Method Portfolios	Cost Recovery Portfolios	Total
Balance, beginning of period	$70,650,000	$137,611,000	$208,261,000
Acquisitions of receivable portfolios, net	7,698,000	291,000	7,989,000
Net cash collections from collection of consumer receivables acquired for liquidation(1)	(72,398,000)	(26,036,000)	(98,434,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,481,000)	(4,000)	(3,485,000)
Impairments	—	(13,029,000)	(13,029,000)
Effect of foreign currency translation	—	97,000	97,000
Finance income recognized(1)	43,879,000	1,753,000	45,632,000

Balance, end of period	$46,348,000	$100,683,000	$147,031,000

Revenue as a percentage of collections	57.8%	6.7%	44.8%

(1)	Includes $34.3 million derived from fully amortized pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

As of September 30, 201, the Company had $115,195,000 in consumer receivables acquired for liquidation, of which $31,193,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios are estimated as follows for the twelve months in the periods ending:

September 30, 2012	$18,059,000
September 30, 2013	8,344,000
September 30, 2014	3,705,000
September 30, 2015	749,000
September 30, 2016	620,000
September 30, 2017	30,000

31,507,000
Deferred revenue	(314,000)

Total	$31,193,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2011. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Projected accretable yield for the fiscal years ended September 30, 2011 and 2010 are as follows:

Year Ended September 30, 2011
Balance at beginning of period, October 1, 2010	$15,255,000
Income recognized on finance receivables, net	(39,911,000)
Additions representing expected revenue from purchases	1,824,000
Reclassifications from non-accretable difference(1)	30,305,000

Balance at end of period, September 30, 2011	$7,473,000

Year Ended September 30, 2010
Balance at beginning of period, October 1, 2009	$25,875,000
Income recognized on finance receivables, net	(43,208,000)
Additions representing expected revenue from purchases	2,424,000
Reclassifications from non-accretable difference(1)	30,164,000

Balance at end of period, September 30, 2010	$15,255,000

(1)	Includes portfolios that became zero based portfolios during the period, removal of zero basis portfolios from the accretable yield calculation and, other immaterial impairments and accretions based on the certain collection curves being extended.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

During the year ended September 30, 2011, the Company invested $7.5 million in receivables totaling $19.5 million in face value. During the year ended September 30, 2010, the Company invested approximately $8.0 million in receivables totaling $269 million in face value. The estimated remaining net collections on the receivables purchased and classified under the interest method ($6.6 million) during the fiscal year ended September 30, 2011, are $7.1 million.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2011, 2010 and 2009, respectively.

	For the Years Ended, September 30,
	2011	2010	2009
Gross collections(1)	$129,688,000	$157,574,000	$224,528,000
Commissions and fees(2)	48,483,000	55,654,000	77,119,000

Net collections	$81,205,000	$101,920,000	$147,409,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Finance income recognized on net collections represented by account sales was $0.2 million, $1.2 million and $3.1 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

NOTE D — FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2011 and 2010 consist of the following:

	2011	2010
Furniture	$310,000	$310,000
Equipment	3,290,000	2,855,000
Software	180,000	153,000
Leasehold improvements	99,000	86,000

	3,879,000	3,404,000
Less accumulated depreciation	3,316,000	3,066,000

Balance, end of period	$563,000	$338,000

Depreciation expense for the years ended September 30, 2011, 2010 and 2009 aggregated $250,000, $308,000 and $411,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE E — NON RECOURSE DEBT AND SUBORDINATED DEBT — RELATED PARTY

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008 and February 2009, from BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. The Receivables Financing Agreement contained cross default provisions related to the IDB Credit Facility. This cross default could only occur in the event of a non-payment in excess of $2.5 million of the IDB Credit Facility. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently, the Fifth Amendment is in effect.

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

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for each of the fiscal years ending September 30, 2012 and 2013 is $9 million annually, and, for the fiscal year ended September 30, 2014, is approximately $53.6 million.

On September 30, 2011 and 2010, the outstanding balance on this loan was approximately $71.6 million, and $90.5 million, respectively. The applicable interest rate at September 30, 2011 and 2010 was 3.72% and 3.76%, respectively. The average interest rate of the Receivable Financing Agreement was 3.75% and 3.77% for the years ended September 30, 2011 and 2010, respectively.

Other significant amendments to the Receivables Financing Agreement are as follows:

Second Amendment — Receivables Financing Agreement, dated December 27, 2007 revised the amortization schedule of the loan from 25 months to approximately 31 months. BMO charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE E — NON RECOURSE DEBT AND SUBORDINATED DEBT — RELATED PARTY — (CONTINUED)

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

The Company’s average debt obligation (excluding the subordinated debt — related party) for the fiscal years ended September 30, 2011 and 2010, was approximately $77.2 million and $99.0 million, respectively. The average interest rate was 3.75% and 3.81%, respectively, for the years ended September 30, 2011 and 2010.

Bank Leumi Credit Agreement

On December 14, 2009 Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Bank Leumi Credit Agreement which permits maximum principal advances of up to $6 million. The term of the agreement was through December 31, 2010. The interest rate was a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consisted of a pledge by GMS Family Investors, LLC, and an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There were no financial covenant restrictions for the Bank Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was used to reduce to zero the remaining balance of the IDB Credit Facility described below. The Bank Leumi Credit Agreement balance was reduced to zero in January 2010. The Company is working with its bank on a new credit facility with a larger credit limit.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE E — NON RECOURSE DEBT AND SUBORDINATED DEBT — RELATED PARTY — (CONTINUED)

Subordinated Debt — Related Party

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from the Family Entity. The Family Entity is a greater than 5% stockholder of the Company beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and members of their families. The loan was in the aggregate principal amount of approximately $8.2 million, bore interest at a rate of 6.25% per annum, was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s senior loan facility with the Bank Group. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum. Approximately $3.8 million of the loan of the loan was repaid in fiscal year 2010, with the remaining $4.4 million repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 20, 2010, reducing the balance to zero.

NOTE F — OTHER LIABILITIES

Other liabilities as of September 30, 2011 and 2010 are as follows:

	2011	2010
Accounts payable and accrued expenses	$980,000	$1,227,000
Accrued interest payable	223,000	321,000
Due to third party servicer	1,293,000	—
Other	671,000	557,000

Total other liabilities	$3,167,000	$2,105,000

NOTE G — INCOME TAXES

The components of the provision for income taxes (benefit) for the years ended September 30, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current:
Federal	$2,418,000	$2,215,000	$(47,062,000)
State	—	175,000	(1,220,000)
Federal true up	73,000	(5,588,000)	—

	2,491,000	(3,198,000)	(48,282,000)

Deferred:
Federal	2,963,000	3,882,000	1,092,000
State	1,648,000	1,428,000	(9,597,000)

	4,611,000	5,310,000	(8,505,000)

Provision for income taxes	$7,102,000	$2,112,000	$(56,787,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE G — INCOME TAXES — (CONTINUED)

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2011, 2010 and 2009 as follows:

	2011	2010	2009
Statutory federal income tax rate	34.0%	35.0%	35.0%
State income tax, net of federal benefit	6.3	6.2	5.8
Deferred tax valuation allowance	1.8	15.8	(2.1)
Federal true up	—	(15.3)	—
Other	(1.8)	(1.4)	(0.2)

Effective income tax rate	40.3%	40.3%	38.5%

The Company recognized a net deferred tax asset of $14,358,000 and $18,762,000 as of September 30, 2011 and 2010, respectively. The components are as follows:

	September 30, 2011	September 30, 2010
Deferred revenue	$127,000	$638,000
Impairments	8,399,000	12,228,000
State tax net operating loss carry forward	10,315,000	10,768,000
Compensation expense	1,172,000	496,000
Other	(93,000)	(131,000)

Deferred income taxes	19,920,000	23,999,000
Deferred tax valuation allowance	(5,562,000)	(5,237,000)

Deferred income taxes	$14,358,000	$18,762,000

The Company files consolidated Federal and state income tax returns. The Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement if warranted. The Company is required to provide a valuation allowance for any portion of the Company’s deferred tax assets that, more likely than not, will not be realized at September 30, 2011. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $5.6 million as of September 30, 2011. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE G — INCOME TAXES — (CONTINUED)

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

Upon the completion of the Company’s federal tax return for fiscal year 2009 and the application for the tax refund, the Company received a federal tax refund in fiscal year 2010 of approximately $52.7 million based on the results of fiscal year 2009 and tax law changes for net operating loss carryback. Income tax benefits related to states where the Company files tax returns only apply to future years. No loss carrybacks are allowed. The true up for the fiscal year 2010 Federal tax return was immaterial.

The Corporate federal income tax returns of the Company for 2007, 2008, 2009 and 2010 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s 2008 and 2009 federal income tax returns will be audited. This audit is currently in progress. In addition, the Company’s federal income tax return 2010 has been included in the ongoing audit.

The Company files consolidated Federal and state income tax returns. The Company’s subsidiaries are single member limited liability companies (LLC) and, therefore, do not file separate tax returns.

NOTE H — COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 25, 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, the Company’s Chairman, President and Chief Executive Officer, which was to expire on December 31, 2009, provided, however, that Gary Stern was required to provide ninety days’ prior written notice if he did not intend to seek an extension or renewal of the Employment Agreement. The Company and Mr. Stern are in the process of finalizing an extension of this agreement. In the interim period Mr. Stern continues his duties as Chief Executive Officer at the discretion of the board of directors of the Company. In January 2008, the Company entered into a similar two year employment agreement with Cameron Williams, the Company’s former Chief Operating Officer. The contract was not renewed and expired December 31, 2009. The Company entered into a Consulting Services Agreement with Mr. Williams for services through December 31, 2010.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE H — COMMITMENTS AND CONTINGENCIES — (CONTINUED)

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas and (iii) Long Beach, New York. The leases are operating leases, and the Company incurred related rent expense in the amounts of $305,000, $395,000 and $611,000 during the years ended September 30, 2011, 2010 and 2009, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2012	$307,000
2013	291,000
2014	292,000
2015	252,000
2016	41,000

$1,183,000

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

NOTE I — CONCENTRATIONS

At September 30, 2011, approximately 29% of the Company’s portfolios were serviced by seven collection organizations. The Company has servicing agreements in place with these seven collection organizations as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE J — STOCK OPTION PLANS — (CONTINUED)

The general purpose of the Equity Compensation Plan is to provide an incentive to the Company’s employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of the business.

The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 495,569 were available as of September 30, 2011. As of September 30, 2011, approximately 87 of the Company’s employees were eligible to participate in the Equity Compensation Plan. Future grants under the Equity Compensation Plan have not yet been determined.

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 134,634 were available as of September 30, 2011. As of September 30, 2011, approximately 87 of the Company’s employees were eligible to participate in the 2002 Plan.

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

September 30, 2011 and 2010

NOTE J — STOCK OPTION PLANS — (CONTINUED)

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

The 1995 Stock Option Plan authorized the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended [the “Code”]) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants to the Company.

The Company authorized 1,840,000 shares of Common Stock for issuance under the 1995 Stock Option Plan. All but 96,002 shares were utilized. As of September 14, 2005, no more options could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE J — STOCK OPTION PLANS — (CONTINUED)

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	922,039	$12.70	1,157,905	$10.76	1,037,438	$11.69
Options granted	384,800	7.53	158,900	8.07	122,000	2.95
Options cancelled	(6,300)	6.07	(66,700)	17.48	(1,000)	28.75
Options exercised	(6,268)	3.35	(328,066)	2.65	(533)	2.95

Outstanding options at the end of year	1,294,271	$11.41	922,039	$12.70	1,157,905	$10.76

Exercisable options at the end of year	992,607	$12.41	792,377	$13.65	1,081,912	$11.31

The Company recognized $1,906,000 of compensation expense related to stock options in the fiscal year ended September 30, 2011. As of September 30, 2011, there was $1,176,000 of unrecognized compensation cost related to unvested stock options. The Company recognized $807,000 and $164,000 of stock based compensation expense related to stock option grants in fiscal year 2010 and 2009, respectively.

The intrinsic value of the options exercised during fiscal year 2010 was approximately $30,000. The intrinsic value of options exercised during the fiscal year ended September 30, 2010 was $1.3 million and there was no intrinsic value for the options exercised in 2009. There was no intrinsic value of the outstanding and exercisable options as of September 30, 2011, 2010 and 2009.

The following table summarizes information about the plans’ outstanding options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.8751 - $ 5.7500	189,600	3.9	$3.95	189,600	$3.95
$ 5.7501 - $ 8.6250	501,400	8.7	7.71	233,069	7.72
$ 8.6251 - $14.3750	50,000	9.7	11.50	16,667	11.50
$14.3751 - $17.2500	198,611	2.1	14.88	198,611	14.88
$17.2501 - $20.1250	339,660	3.1	18.23	339,660	18.23
$25.8751 - $28.7500	15,000	5.2	28.75	15,000	28.75

	1,294,271	5.5	$11.41	992,607	$12.41

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE J — STOCK OPTION PLANS — (CONTINUED)

The following table summarizes information about restricted stock transactions:

	Year Ended September 30, 2011 Shares	Weighted Average Grant Date Fair Value	Year Ended September 30, 2010 Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	17,669	$19.73	35,338	$19.73
Awards granted	32,765	7.63	—	0.00
Vested	(28,591)	15.11	(17,669)	19.73
Forfeited	—	0.00	—	0.00

Unvested at the end of period	21,843	$7.63	17,669	$19.73

The Company recognized $149,000, $382,000 and $820,000 of compensation expense during the fiscal years ended September 30, 2011, 2010 and 2009, respectively, for restricted stock. As of September 30, 2011, there was $101,000 of unrecognized compensation cost related to unvested restricted stock.

The Company recognized a total of $2,055,000, $1,189,000 and $984,000 in compensation expense for the fiscal years ended September 30, 2011, 2010 and 2009, respectively, for the stock options and restricted stock grants. As of September 30, 2011, there was a total of $1,277,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

NOTE K — STOCKHOLDERS’ EQUITY

During the year ended September 30, 2011, the Company declared quarterly cash dividends aggregating $1,170,000, which includes $0.02 per share, per quarter, of which $293,000 was accrued as of September 30, 2011 and paid November 1, 2011.

During the year ended September 30, 2010, the Company declared quarterly cash dividends aggregating $1,161,000, which includes $0.02 per share, per quarter, of which $292,000 was accrued as of September 30, 2010 and paid November 1, 2010.

The Company expects to pay a regular cash dividend in future quarters, but the amount has not yet been determined. This will be at the discretion of the board of directors and will depend upon the Company’s financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2011, there were no such restrictions.

On June 20, 2011, the Company’s board of directors authorized a share repurchase program for up to $20.0 million of the Company’s common stock. The program calls for repurchases to be made in the open market or in privately negotiated transactions from time to time in compliance with applicable laws, rules, and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume and general market and business conditions. There is no guarantee as to the exact number of shares that will be purchased, and the Company may discontinue repurchases at any time that the board of directors determines that additional repurchases are not warranted. The Company repurchased an aggregate of approximately $70,000 of its common stock, at cost, during August 2011.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE L — RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the Company to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2011, 2010 and 2009 were $106,000, $95,000 and $74,000, respectively.

NOTE M — FAIR VALUE MEASUREMENTS AND DISCLOSURES

Disclosures about Fair Value of Financial Instruments

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$84,347,000	$84,347,000	$75,301,000	$75,301000
Available-for-sale investments	13,515,000	13,515,000	—	—
Other investments	9,060,000	9,060,000	8,934,000	8,934,000
Consumer receivables acquired for liquidation	115,195,000	135,234,000	147,031,000	179,730,000
Financial liabilities
Non recourse debt and subordinated debt (related party)	71,604,000	71,604,000	94,869,000	94,869,000

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying amount approximates fair value.

Available-for-sale investments — The available-for-sale securities consist of mutual funds that are valued based on quoted prices in active markets.

Other investments — The carrying amount approximates fair value.

Consumer receivables acquired for liquidation — The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for consumer receivables based on variables fully described in Note C: Consumer Receivables Acquired for Liquidation. These cash flows are discounted to determine the fair value.

Debt and subordinated debt (related party) — The carrying value of debt and subordinated debt (related party) approximates fair value as the majority of these loan balances are variable rate and short-term in nature.

Fair Value Measurements

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE M — FAIR VALUE MEASUREMENTS AND DISCLOSURES — (CONTINUED)

available-for sale investments as of September 30, 2011, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). There were no available-for-sale investments as of September 30, 2010. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to assess at the measurement date.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs that are supported by little or no market activity and significant to the fair value of the liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

The Company’s available –for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year end September 30, 2011. The Company had no Level 2 or 3 investments during the fiscal year ended September 30, 2011.

NOTE N — RELATED PARTY TRANSACTIONS

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

On January 27, 2010, the Company re-paid approximately $860,740 of the subordinated loan. The Company delivered $787,500 to the Family Entity, and will deliver $73,240 to BMO to hold as collateral, as approximately 8.5% of the loan to the Family Entity secures the obligations due to BMO by Palisades Acquisition XVI, LLC, and the Company’s wholly owned subsidiary. The Family Entity then delivered its portion of the loan payment to Gary Stern, who used it to exercise the stock options awarded to him in the year 2000 (300,000 stock options under the 1995 Stock Option Plan of Asta Funding, Inc. with an exercise price of $2.625 per share). On February 17, 2010, the Company re-paid $1,500,000 of principal of the subordinated loan. The Company delivered $1,372,365 to the Family Entity, and delivered $127,635 to BMO to hold as collateral.

The Company paid GMS Family Investors, a related party, a 2% collateral fee of $160,000, related to the assets pledged by GMS Family Investors for the $6.0 million Bank Leumi Credit Agreement.

On March 26, 2010, the Company re-paid $1,500,000 of principal of the subordinated loan. The Company delivered $1,372,365 to the Family Entity, and the remaining $127,635 to BMO to hold as collateral.

On November 16, 2010, the Company repaid $1,970,000 of principal on the Subordinated Loan with the Family entity. The remaining balance due to the Family Entity under the Subordinated Loan after this payment is approximately $2,416,000. That balance was repaid on December 20, 2010.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE N — RELATED PARTY TRANSACTIONS — (CONTINUED)

On December 12, 2011, the Company and A. L. Piccolo & Co., Inc. (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo will provide consulting services which include, but are not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“Services”). The Consulting Agreement shall be for a period of two years and Piccolo will receive compensation of $150,000 per annum payable monthly, a bonus of $25,000 per new transaction closed by the Company with Piccolo’s assistance (excluding any potential pending transactions), and 30,000 options per year, with such options vesting in three equal annual installments on the first, second and third anniversaries of the grant date.

NOTE O — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Total revenue	$10,838,000	$11,234,000	$11,297,000	$9,798,000	$43,167,000
Income before income taxes	4,478,000	4,795,000	5,615,000	2,735,000	17,623,000
Net income	2,666,000	2,855,000	3,344,000	1,656,000	10,521,000
Basic net income per share	$0.18	$0.20	$0.23	$0.11	$0.72
Diluted net income per share	$0.18	$0.19	$0.23	$0.11	$0.71
2010
Total revenue	$11,053,000	$11,200,000	$12,097,000	$11,499,000	$45,849,000
Income (loss) before income taxes	4,165,000	4,839,000	5,242,000	(9,005,000)	5,241,000
Net income (loss)	2,475,000	2,875,000	3,121,000	(5,342,000)	3,129,000
Basic net income (loss) per share	$0.17	$0.20	$0.21	$(0.37)	$0.22
Diluted net income (loss) per share	$0.17	$0.20	$0.21	$(0.37)	$0.22

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

NOTE P — SUBSEQUENT EVENT

On December 12, 2011, The Company and A. L. Piccolo & Co., Inc., which is owned by Louis Piccolo, a Director of the Company, entered into a Consulting Agreement. See Note N — Related Party Transactions for more information.

During the first quarter of fiscal year 2012, the Company has invested $3.8 million in the litigation funding business with a focus on investing in personal injury claims.