Form 10-K/A
period 2011-09-30
ASTA FUNDING INC
filed 2012-01-27
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 0-26906

ASTA FUNDING, INC.

(Exact Name of Registrant Specified in its Charter)

Delaware	22-3388607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sylvan Avenue, Englewood Cliffs, NJ	07632
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (201) 567-5648

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $92,874,887 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 24, 2012, the registrant had 14,641,456 shares of common stock issued and outstanding.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Asta Funding, Inc.’s (the “Company”, “we” or “us”) annual report on Form 10-K for the year ended September 30, 2011, originally filed on December 14, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2011. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.

Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications. Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

FORM 10-K / A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

	September 30,	September 30,
Name	Age	Position

Arthur Stern	90	Director, Chairman Emeritus
Gary Stern	59	Chairman, President and Chief Executive Officer
Herman Badillo	82	Director
Edward Celano	73	Director
Harvey Leibowitz	77	Director
Louis A. Piccolo	60	Director
David Slackman	64	Director
Robert J. Michel	54	Chief Financial Officer
Mary Curtin	49	Senior Vice President
Seth Berman, Esq.	49	General Counsel

The Business Experience and Qualifications of Each Director

We believe that our Board of Directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: experience in the distressed consumer credit industry; regulatory; accounting and finance; capital markets; strategic planning; human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Arthur Stern has been a director and has served as Chairman Emeritus since January 2009. Mr. Stern served as Chairman of the Board of Directors and Executive Vice President of the Company since our inception in July 1994 through January 2009. Since 1963, Mr. Arthur Stern has been President of Asta Group. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections. As a result of these and other professional experiences, Mr. Stern possesses particular knowledge and experience in distressed consumer credit and collections which strengthens the Board’s collective qualifications, skills, and experience.

Gary Stern has been a director and the President and Chief Executive Officer of the Company since our inception in July 1994. Mr. Stern assumed the role of Chairman in January 2009. Mr. Stern had been Vice President, Secretary, Treasurer and a director of Asta Group since 1980 and held other positions with Asta Group prior thereto. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections. As a result of these and other professional experiences, Mr. Stern possesses particular knowledge and experience in financial management and collections which strengthens the Board’s collective qualifications, skills, and experience.

Herman Badillo has been a director of the Company since September 1995. He is Senior Counsel at Parker, Waichman, Alonso, LLP since January 2011. Prior to joining his current firm, he was Of Counsel at Sullivan Papain Block McGrath & Cannavo P.C. from 2005 through 2011. Mr. Badillo was a founding member of Fischbein, Badillo, Wagner & Harding, a law firm located in New York City, from 1987 through 2005. He has formerly served as Special Counsel to the Mayor of New York City for Fiscal Oversight of Education and as a member of the Mayor’s Advisory Committee on the Judiciary. Mr. Badillo served as a United States Congressman from 1971 to 1978 and Deputy Mayor of New York City from 1978 to 1979. As a result of these and other professional experiences, Mr. Badillo possesses particular knowledge and experience in regulatory and public relations which strengthens the Board’s collective qualifications, skills, and experience.

Edward Celano has been a director of the Company since September 1995. Mr. Celano has served as a consultant to Walters and Samuels, Incorporated since 2003. He was formally a consultant with M.R. Weiser & Co., from 2001 to 2003, and an Executive Vice President of Atlantic Bank from May 1996 to February 2001. Prior to May 1996, Mr. Celano was a Senior Vice President of NatWest Bank, now Bank of America, after having held different positions at the bank for over 20 years. As a result of these and other professional experiences, Mr. Celano possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

Harvey Leibowitz has been a director of the Company since January 2000. Mr. Leibowitz has served as a Senior Vice President of Sterling National Bank since June 1994. Prior to June 1994, Mr. Leibowitz was employed as a Senior Vice President and Vice President of several banks and financial institutions since 1963. As a result of these and other professional experiences, Mr. Leibowitz possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

Louis A. Piccolo has been a director of the Company since June 2004. Mr. Piccolo has served as President of A.L. Piccolo & Co., Inc., since 1988. A.L. Piccolo & Co. is a business consulting firm specializing in management and financial consulting. Mr. Piccolo was an Executive Vice President and Chief Financial Officer of Alfred Dunhill of London, Inc from 1983 to 1988, and held the same positions at Debenham’s PLC, from 1981 to 1983. From 1977 to 1981, Mr. Piccolo was a senior accountant at KPMG Peat Marwick. As a result of these and other professional experiences, Mr. Piccolo possesses particular knowledge and experience in accounting and management which strengthens the Board’s collective qualifications, skills, and experience.

David Slackman has been a director of the Company since May 2002. Mr. Slackman has served as Managing Director at HT Capital Advisors LLC from August 2008 to present. Mr. Slackman served as President, Manhattan Market — New York of Commerce Bank from January 2001 through June 2008. Mr. Slackman was an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank from 1986 to 1994. As a result of these and other professional experiences, Mr. Slackman possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

The following are the executive officers of the Company who are not directors of the Company.

Robert J. Michel, CPA, has served as our Chief Financial Officer since February 2009. Prior to this, from 2004 to 2009, Mr. Michel served as our Controller and the Director of Financial Reporting and Compliance. Prior to joining the Company, Mr. Michel was a partner at Laurence Rothblatt & Company LLP, a CPA firm located in Great Neck, New York.

Mary Curtin, was appointed as Senior Vice President in January 2008. Prior to this, from 2003 to 2008, she served as our Vice President of Operations. Prior to joining the Company, Mary Curtin spent 10 years in analytical and operational capacities within the financial industry.

Seth Berman, Esq., has served as our General Counsel since 2005. From 1997 through 2004, Mr. Berman was an associate at Weil Gotshal & Manges LLP.

Family Relationships

Arthur Stern is the father of Gary Stern. There are no other family relationships among directors or officers of the Company.

Audit Committee Matters

Audit Committee. The Audit Committee consists of Harvey Leibowitz (Chairman), Herman Badillo and Edward Celano. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of our independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and our management regarding financial reporting issues; and provide an open avenue of communication among the independent accountants, financial and senior management, and the Board of Directors.

Audit Committee Financial Expert. The Board of Directors has determined that Harvey Leibowitz is an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (“SEC”). As noted above, Mr. Leibowitz — as well as the other members of the Audit Committee — has been determined to be “independent” within the meaning of SEC and NASDAQ regulations.

Independence of Audit Committee Members. Our common stock is listed on the NASDAQ Global Select Market and we are governed by the listing standards applicable thereto. All members of the Audit Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in Rule 5605(a)(2) of the NASDAQ Listing Rules and under the Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics was attached as Exhibit A to our Proxy Statement for our 2010 Annual Meeting of Stockholders, filed with the SEC on January 28, 2010. is also available without charge upon written request directed to Asta Funding, Inc., Attn: Robert J. Michel, 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, named executive officers and persons holding more than 10% of a registered class of our equity securities to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended September 30, 2011, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that Mary Curtin failed to timely file a Form 4.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION & ANALYSIS

We seek to have compensation programs for our named executive officers that are intended to achieve a variety of goals, including, but not limited to:

•	attracting and retaining talented and experienced executives in the competitive debt buying industry;

•	motivating and fairly rewarding executives whose knowledge, skills and performance are critical to our success; and

•	providing fair and competitive compensation

In determining executive compensation for fiscal year 2011 (ending on September 30, 2011), the Compensation Committee continued its policy of having the compensation paid to the named executive officers reward them for Company-wide and individual performance and to attempt to better link pay and performance. This policy is intended to assure that our compensation practices are competitive with those in the industry. Our chief executive officer, as he did for certain prior fiscal years, assisted the Compensation Committee in determining compensation for the other named executive officers.

For fiscal year 2011, the Compensation Committee engaged a professional compensation consultant, Adams Consulting, LLC (“Adams”) to provide benchmarking data (using, principally, relevant published survey analysis and proxy analysis), make suggestions, and assist it in the compensation process. Data for the salary surveys were selected based upon one or more of the following criteria: (i) industry group; (ii) geographic location; and (iii) company revenue. In addition, Adams conducted a competitive market analysis of comparable positions by utilizing surveys from Watson Wyatt, Economic Research Institute, CompData, the National Executive Compensation Survey and Salary.com. The proxy analysis included 15 public companies within the same industry and approximate revenue size as us. Adams focused on the base salary, annual bonus and long-term equity compensation of our chief executive officer, the chief financial officer, the senior vice president and the general counsel, and on the annual retainers (as chairman and member) and equity compensation of the various committee members, as well as the separate annual retainer for each independent director and the lead independent director. Adams memorialized its findings in a September 2011 report to the Compensation Committee (the “Adams Report”).

On December 12, 2011, the Compensation Committee met to formulate its recommendations to the Board with respect to executive and director base salary for fiscal year 2012 (ending on September 30, 2012) and for cash bonus and stock option grants made in fiscal year 2012 but which relate to fiscal year 2011 performance. With respect to executive compensation for the named executive officers, the Compensation Committee determined that the Adams Report’s recommendations generally should be recommended to the Board, but with certain exceptions, including, most notably, the following: (i) the annual bonuses for the named executive officers paid in fiscal year 2012 for fiscal year 2011 performance should reflect a mix of stock options subject to a three year “cliff” vesting schedule (and, therefore, subject to possible forfeiture) and cash, but in more modest amounts than suggested in the Adams Report; and (ii) the base salaries of the named executive officers would remain constant for fiscal year 2012 from fiscal year 2011.

On December 13, 2011, the Board approved the Compensation Committee’s recommendations with respect to executive compensation. With respect to the option grants referred to in the preceding paragraph, the Board left it to the discretion of the Compensation Committee to determine the portion, if any, of such grants that should be made from the Asta Funding, Inc. 2002 Stock Option Plan or the Asta Funding, Inc. Equity Compensation Plan, as applicable.

Elements of Executive Officer Compensation

Overview. Total compensation paid to our executive officers is divided among three principal components. Base salary is generally fixed and does not vary based on our financial and other performance. Other components, such as cash bonuses and stock options, are variable and dependent upon our market performance. Historically, judgments about these elements have been made subjectively. The value of the stock options is dependent upon our future stock price and, accordingly, is intended to reward the named executive officers for favorable Company-wide performance.

Our Compensation Committee reviews total compensation to see if it falls in line with peer companies and may also look at overall market data. For the fiscal year ended September 30, 2011, the Compensation Committee determined that our compensation program was generally competitive with the members of our peer group. Our goal to promote pay for performance emphasizes the variable elements of overall compensation over fixed base salaries. In this regard, it is our policy to emphasize long-term equity awards over short-term cash bonuses as the long-term awards are intended to align with goals such as total shareholder return. Each of the three elements of executive compensation has been determined by evaluating the recommendations set forth in the Adams Report, as well as our analysis of our financial performance, overall economic conditions and certain individual achievements, such as successful completion of assigned tasks.

Base Salary. We pay our executives a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. Base salaries are established, in part, based on the executive’s individual position, responsibility, experience, skills, historic salary levels and the executive’s performance during the prior year. We are also seeking over a period of years to align base compensation levels comparable to our competitors and other companies similarly situated. We do not view base salaries as primarily serving our objective of paying for performance.

For fiscal year 2011, we held the salary level of Gary Stern consistent with that of fiscal year 2010, as we believed his overall compensation should have a greater reliance on performance. However, Robert J. Michel’s, Mary Curtin’s and Seth Berman’s salaries were increased in order to remain competitive with our peer group. We believe that for fiscal year 2011, our salary levels were generally sufficient to retain our existing executive officers and hire new executive officers when and as required.

For fiscal year 2012, based upon our financial performance, uncertain macroeconomic conditions, the recommendations contained in the Adams Report and our evaluation thereof, we held the salary levels for the named executive officers constant. We believe that our salary levels are generally sufficient to continue to retain our existing executive officers and hire new executive officers when and as required.

Cash Incentive Bonuses. Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives are eligible to receive annual cash incentive bonuses primarily based upon their performance during the year. For fiscal year 2011 service and performance, and incorporating the recommendations contained in the Adams Report and our evaluation of our financial performance and the economy in general, on December 13, 2011, we awarded (i) Mr. Stern a $100,000 cash bonus, (ii) each of Messrs. Michel and Berman a $10,000 cash bonus, and (iii) Ms. Curtin a $25,000 cash bonus.

Under the terms of the executive employment agreements previously in existence, subsequent restatement to the financial statements due to malfeasance or negligence of the executive required the executives to return the excess bonuses awarded if the executives would have received reduced bonus amounts based on the restated financial statements. We are reviewing this “claw back” feature for use with employees who do not have employment agreements, as well as the clawback requirements of the Dodd-Frank Act, and contemplate making certain changes to our clawback policies when applicable Securities and Exchange Commission rules are adopted.

Equity Compensation. We believe that stock options are an important long-term incentive for our executive officers and other employees and generally align officer interest with that of our stockholders. They are intended to further our emphasis on pay-for-performance. We recognize that Gary Stern already has a very significant equity stake in the Company, so that for him equity grants may not be the best vehicle to further align his interests with that of our stockholders. Even so, equity grants do assure that Mr. Stern’s overall compensation is fair from the point of view of comparable overall compensation with our competitors. Moreover, paying Mr. Stern a portion of his annual bonus in the form of equity, rather than cash, serves to increase the “variable” component of his compensation, which we view as an important tool for incentivizing his performance. Accordingly, on December 13, 2011, we granted to Mr. Stern an option to purchase 150,000 shares of our common stock to reflect his fiscal year 2011 performance. The option “cliff” vests on the third anniversary of the date of grant.

In addition to the stock option granted to Mr. Stern, we granted to each of Messrs. Michel and Berman and Ms. Curtin stock options to purchase 30,000 shares of our common stock, in each case for fiscal year 2011 performance. These options are subject to a three year “cliff” vesting schedule similar to the vesting schedule applicable to the stock option granted to Mr. Stern.

We do not have any formal plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. In recent years, we have developed the practice of approving bonuses and equity grants at about the time our audit of the prior fiscal year is completed to reward executives for work in the completed year. However, we reserve the right to re-visit these matters during the year. The authority to make equity grants to our executive officers rests with our full Board of Directors based upon recommendations made by the Compensation Committee. The Committee considers the input of our chief executive officer in setting the compensation of our other executive officers, including in the determination of appropriate levels of equity grants.

Severance and Change-in-Control Benefits. While we are currently not a party to any employment agreements, historically we have provided our executive officers with employment contracts. In January 2007, we entered into a three-year employment agreement with Gary Stern. Mr. Stern’s employment agreement expired on December 31, 2009 and the Compensation Committee and Mr. Stern are considering entering into a new agreement during fiscal year 2012.

Share Retention

We did not have a share retention policy or guideline for executive officers until October 2009, when we adopted a guideline recommending that each officer retain $10,000 of equity in the Company (other than shares received through stock options and restricted stock grants).

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718.

THE COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Submitted by the Compensation Committee:

David Slackman, Chairman

Harvey Leibowitz

Edward Celano

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently is composed of David Slackman, Harvey Leibowitz and Ed Celano, none of whom is an employee or a current or former officer of the Company. On December 7, 2011, Louis Piccolo resigned from the Compensation Committee and the Board of Directors replaced him with Ed Celano. None of our executive officers serves as a member of the Compensation Committee, or any other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table contains information about compensation earned (bonus) or received (all other categories of compensation) by the named executive officers for the fiscal year ended September 30, 2011.

	September 30,	September 30,	September 30,	September 30,		September 30,		September 30,	September 30,
								All Other
	Fiscal	Salary	Bonus	Stock Awards		Option Awards		Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)(1)		($)(9)	($)

Gary Stern	2011	577,500	100,000	0		940,740	(3)	72,102	1,690,342
Chairman, President & CEO	2010	577,500	100,000	249,997	(2)	417,192	(4)	44,738	1,389,427
	2009	577,500	0	0		0		50,987	628,487

Robert J. Michel	2011	263,462	10,000	0		188,148	(5)	34,589	496,199
Chief Financial Officer	2010	218,269	75,000	0		208,596	(6)	18,720	520,585
	2009	190,601	0	0		58,493	(8)	17,302	266,396

Mary Curtin	2011	246,539	25,000	0		188,148	(5)	16,351	476,038
Senior Vice President	2010	235,000	50,000	0		208,596	(6)	9,400	502,996
	2009	235,000	0	0		58,493	(8)	4,284	297,777

Seth Berman	2011	247,346	10,000	0		188,148	(5)	26,470	471,964
General Counsel(7)	2010	228,885	50,000	0		208,596	(6)	12,953	500,434
	2009	203,333	0	0		58,493	(8)	8,355	270,181

(1)

Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Note A to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the SEC on December 14, 2011.

(2)

Mr. Stern’s bonus for fiscal 2010 included an equity bonus of $250,000. In particular, Mr. Stern elected (and the Compensation Committee and the Board approved of this election) to forego $188,750 in cash bonus dollars (immediately vested) and instead receive approximately $250,000 in a restricted stock bonus subject to a vesting schedule. The award consisted of 32,765 shares.

(3)

Includes an option to purchase 150,000 shares of common stock granted to Mr. Stern on December 13, 2011 but earned in the fiscal year ended September 30, 2011. The option has an exercise price of $7.77 per share and expires on December 13, 2021. The option vests in full on December 13, 2014.

(4)

Includes an option to purchase 60,000 shares of common stock granted to Mr. Stern on December 15, 2010 but earned in the fiscal year ended September 30, 2010. The option has an exercise price of $7.63 per share and expires on December 15, 2020. The option vests in three equal annual installments on December 15, 2010, December 15, 2011 and December 15, 2012.

(5)

Includes an option to purchase 30,000 shares of common stock granted on December 13, 2011 but earned in the fiscal year ended September 30, 2011. The option has an exercise price of $7.77 per share and expires on December 13, 2021. The option vests on December 13, 2014.

(6)

Includes an option to purchase 30,000 shares of common stock granted to Mr. Michel and Ms. Curtin on December 15, 2010 but earned in the fiscal year ended September 30, 2010. The option has an exercise price of $7.63 per share and expires on December 15, 2020. The option vests in three equal annual installments on December 15, 2010, December 15, 2011 and December 15, 2012.

(7)	Mr. Berman has served as our General Counsel since 2005 and has been an executive officer of the Company since December 2011.

(8)

Includes an option to purchase 25,000 shares of our common stock at an exercise price of $2.95 per share. The option has a term of 10 years and vests in three equal annual installments on May 5, 2009, 2010 and 2011.

(9)	These amounts consist of:

•	matching Company contributions under our 401(k) plan;

•	life insurance premiums; and

•	health insurance premiums paid by the Company in excess of non-executive contribution.

The following table summarizes “All Other Compensation”:

	September 30,	September 30,	September 30,	September 30,	September 30,
		401(k)	Life	Health
		Company	Insurance	Insurance
		Match	Premium	Premiums	Total
Name	Year	($)	($)	($)	($)

Gary Stern	2011	9,800	45,409	16,893	72,102
	2010	13,132	27,808	3,798	44,738
	2009	8,715	37,718	4,554	50,987
Robert J. Michel	2011	9,800	7,896	16,893	34,589
	2010	6,192	8,730	3,798	18,720
	2009	4,154	8,730	4,418	17,302
Mary Curtin	2011	9,800	—	6,551	16,351
	2010	9,400	—	—	9,400
	2009	4,284	—	—	4,484
Seth Berman	2011	9,577	—	16,893	26,470
	2010	9,155	—	3,798	12,953
	2009	8,355	—	—	8,355

GRANTS OF PLAN BASED AWARDS

The following table provides certain information with respect to stock options and restricted stock granted to our named executive officers during fiscal year 2011.

	September 30,	September 30,		September 30,		September 30,	September 30,
Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Gary Stern	12/15/2010	32,765	(1)	60,000	(2)	7.63	667,189
Robert J. Michel	12/15/2010	0		30,000	(2)	7.63	208,596
Mary Curtin	12/15/2010	0		30,000	(2)	7.63	208,596
Seth Berman	12/15/2010	0		30,000	(2)	7.63	208,596

(1)	The restricted stock vests in three equal annual installments commencing on December 15, 2010.

(2)	The options vest in three equal annual installments commencing on December 15, 2010.

Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table

Employment Agreements

In January 2007, we entered into an employment agreement (the “Employment Agreement”) with Gary Stern, our Chairman, President and Chief Executive Officer, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. We are considering entering into a new employment agreement with Mr. Stern during fiscal year 2012.

We are not party to any employment agreements with any other named executive officers.

Consulting Agreements

On December 12, 2011, we entered into a consulting agreement (the “Consulting Agreement”) with A. L. Piccolo & Co., Inc. (“A.L. Piccolo”), which is owned by Louis Piccolo, a director of the Company. The Consulting Agreement provides that A.L. Piccolo will provide consulting services to us, which includes analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (the “Services”). Under the Consulting Agreement, we will pay A.L. Piccolo an annual consulting fee of $150,000, payable in equal monthly installments, and a bonus of $25,000 for each new transaction that we close with A.L. Piccolo’s assistance, other than any transactions pending on the effective date of the Consulting Agreement. We may pay an additional bonus to A.L. Piccolo in the sole discretion of our chief executive officer. In addition, during each year of the term of the Consulting Agreement, we will grant to A.L. Piccolo an option to purchase 30,000 shares of our common stock, which option will vest in three annual installments on the first, second, and third anniversaries of the grant date. The Consulting Agreement expires on December 12, 2013. Additional information regarding the consulting relationship with A.L. Piccolo can be found in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Incentive Compensation Plans

Equity Compensation Plan

On December 1, 2005, the Board of Directors adopted our Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by our stockholders on March 1, 2006. The Equity Compensation Plan was adopted to supplement our existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan provides us with flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. We have 1,000,000 shares of common stock authorized under the Equity Compensation Plan, with 495,569 available for awards as of September 30, 2011.

The general purpose of the Equity Compensation Plan is to provide an incentive to our employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of our business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in our welfare by those who are primarily responsible for shaping and carrying out our long range plans and securing our growth and financial success.

2002 Stock Option Plan

On March 5, 2002, our Board of Directors adopted the Asta Funding, Inc. 2002 Stock Option Plan (the “2002 Plan”), which was approved by our stockholders on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Code) and non-qualified stock options to our eligible employees, including officers and directors of the Company (whether or not employees) and consultants of the Company.

There are 1,000,000 shares of common stock authorized for issuance under the 2002 Plan and 133,634 shares were available as of September 30, 2011. Future grants under the 2002 Plan have not yet been determined.

Options and Restricted Stock Awards

On December 15, 2010, we granted to Mr. Stern (i) an option to purchase 60,000 shares of our common stock at an exercise price of $7.63 per share, and (ii) 32,765 shares of restricted common stock. The option has a term of 10 years and vests in three equal annual installments on December 15, 2010, 2011 and 2012. The restricted stock vests in three equal annual installments on December 15, 2010, 2011 and 2012.

On December 15, 2010, we granted to each of Messrs. Michel and Berman and Ms. Curtin options to purchase 30,000 shares of our common stock at an exercise price of $7.63 per share. The options have a term of 10 years and vests in three equal annual installments on December 15, 2010, 2011 and 2012. On May 5, 2009, we granted to each of Messrs. Michel and Berman and Ms. Curtin options to purchase 25,000 shares of our common stock at an exercise price of $2.95 per share. The options have a term of 10 years and vests in three equal annual installments on May 5, 2009, 2010 and 2011.

The foregoing awards issued to Messrs. Stern, Michel and Berman and Ms. Curtin were issued under our Equity Compensation Plan, which provides for certain benefits upon a change in control of the Company. Specifically, upon the occurrence of a “corporate transaction event”, defined as the merger of the Company with or into another corporation, the sale of substantially all of our assets, the liquidation of the Company, or the acquisition by any person of our securities the result of which such person becomes the beneficial owner, directly or indirectly, of our securities representing greater than 50% of the combined voting power of our then outstanding securities, the Board may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The Board may also cancel any outstanding options, stock purchase rights and stock appreciation rights in effect prior to such corporate transaction event.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on September 30, 2011.

	September 30,	September 30,		September 30,	September 30,	September 30,		September 30,
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Gary Stern(2)	6,000	0		5.96	11/14/11	21,843	(5)	177,147
	60,000	0		4.725	11/1/12	0		0
	70,000	0		14.87	11/3/13	0		0
	150,000	0		18.22	10/28/14	0		0
	60,000	40,000		7.63	12/15/20	0		0
Robert J. Michel(3)	25,000	0		2.95	5/5/19	0		0
	10,000	20,000	(4)	7.63	12/15/20	0		0
Mary Curtin(3)	3,334	0		18.76	11/16/14	0		0
	25,000	0		2.95	5/5/19	0		0
	10,000	20,000	(4)	7.63	12/15/20	0		0
Seth Berman(3)	25,000	0		2.95	5/5/19	0		0
	100	0		8.07	12/11/19	0		0
	10,000	20,000	(4)	7.63	12/15/20	0		0

(1)	Based on $8.11 per share, the closing price of the common stock as reported by NASDAQ on September 30, 2011.

(2)	Does not include a stock option award to purchase 150,000 shares of common stock granted on December 13, 2011, which vests in full on December 13, 2014.

(3)	Does not include an option to purchase 30,000 shares of common stock granted on December 13, 2011, which vests in full on December 13, 2014.

(4)

Represents the unvested portion of an option to purchase 30,000 shares of common stock granted on December 15, 2010, which vests in three equal annual installments beginning on December 15, 2010 and will be fully vested on December 15, 2012.

(5)

Represents the unvested portion of a restricted stock award consisting of 32,765 shares of common stock granted to Mr. Stern on December 15, 2010, which vests in three equal annual installments beginning on December 15, 2010.

STOCK OPTION EXERCISES AND VESTING OF RESTRICTED STOCK AWARDS

The following table provides information on stock option exercises and vesting of restricted stock awards of named executive officers during the fiscal year ended September 30, 2011.

OPTION EXERCISES AND STOCK VESTED

	September 30,	September 30,	September 30,
	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Gary Stern	10,922	177,802

(1)	Represents the number of shares vested multiplied by the market value of the shares on the vesting date.

DIRECTOR COMPENSATION

Mr. Gary Stern received no compensation for serving as a director, except that he, like all directors, is eligible to be reimbursed for any expenses incurred in attending Board and committee meetings. For fiscal year 2011, the total annual fees that a director, other than Mr. Gary Stern, could have received for serving on our Board of Directors and committees of the Board of Directors were set as follows:

•	An annual fee of $300,000 per year for Chairman Emeritus;

•	An annual fee of $45,000 per year for each Independent Director;

•	An annual fee of $25,000 per year for the Lead Independent Director (this position has been eliminated effective December 1, 2011);

•	An annual fee of $35,000 for Chairman of Audit Committee;

•	An annual fee of $10,000 for Audit Committee Members;

•	An annual fee of $15,000 for Chairman of the Compensation Committee;

•	An annual fee of $7,500 for Compensation Committee Members;

•	An annual fee of $15,000 for Chairman of the Governance Committee;

•	An annual fee of $7,500 for Governance Committee Members;

•	An annual fee of $15,000 the Chairman of the Investment Committee (Investment Committee discontinued effective December 7, 2011); and

•	An annual fee of $7,500 for Investment Committee Members (Investment Committee discontinued effective December 7, 2011).

The following table summarizes compensation paid to outside directors in fiscal 2011:

	September 30,		September 30,	September 30,
Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(8)	Total ($)

Herman Badillo	70,000	(2)	208,596	278,596
Edward Celano	62,500	(3)	208,596	271,096
Harvey Leibowitz	31,000	(4)	208,596	239,596
David Slackman	102,500	(5)	208,596	311,096
Louis Piccolo	75,000	(6)	208,596	283,596
Arthur Stern	300,000	(7)	—	300,000

(1)

Represents the grant date fair value of the award, calculated in accordance with ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Note A to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 14, 2011.

(2)	Includes $15,000 for being chairman of the Governance Committee and $10,000 for being a member of the Audit Committee.

(3)	Includes $10,000 for being a member of the Audit Committee and $7,500 for being a member of the Governance Committee.

(4)

Includes $35,000 for being chairman of the Audit Committee, $7,500 for being a member of the Governance Committee and $7,500 for being a member of the Compensation Committee, partially offset by a $64,000 in reduction of fees to apply to advances from the prior year.

(5)	Includes $15,000 for being chairman of the Compensation Committee, and $25,000 for being Lead Independent Director.

(6)	Includes $7,500 for being a member of the Compensation Committee and $7,500 for being a member of the Governance Committee.

(7)	Mr. Arthur Stern became Chairman Emeritus in January 2009.

(8)	Consists of options to purchase 30,000 shares of common stock granted on December 15, 2010, which vest in three equal annual installments on December 15, 2010, December 15, 2011 and December 15, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 24, 2012 with respect to beneficial ownership of our common stock by (i) each director and executive officer acting in the capacity as such on January 24, 2012, including any person holding the position of CEO or CFO at any time during the fiscal year of 2011, (ii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 14,641,456 shares of common stock outstanding on January 24, 2012. Unless otherwise indicated, the address of each such person is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	September 30,		September 30,
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage(1)

Arthur Stern	512,683	(2)	3.5%
Gary Stern	1,608,752	(3)	10.7%
Robert J. Michel	54,521	(4)	*
Mary Curtin	58,268	(5)	*
Seth Berman	45,000	(6)	*
Herman Badillo	91,000	(7)	*
Edward Celano	71,334	(8)	*
2115 Scotch Gamble Road Scotch Plains, NJ
Harvey Leibowitz	127,000	(9)	*
211 West 56th Street, Suite 20C New York, NY 10019
David Slackman	105,834	(10)	*
100 Mozart Court Eastport, NY 11941
Louis A. Piccolo	80,769	(11)	*
350 West 50th Street New York, NY 10019
Asta Group, Incorporated	842,000	(12)	5.8%
Judith R. Feder	1,565,000	(13)	10.7%
928 East 10th Street Brooklyn, NY 11230
Stern Family Investors LLC	692,000	(14)	4.7%
928 East 10th Street Brooklyn, NY 11230
GMS Family Investors LLC	862,000	(15)	5.9%
928 East 10th Street Brooklyn, NY 11230
Peters MacGregor Capital Management Pty Ltd	1,876,753	(16)	12.8%
P.O. Box 107 Spring Hill Old 4004 Australia
All executive officers and directors as a group (10 persons)	2,755,160	(17)	17.5%

*	Less than 1%

(1)

Any shares of common stock that any person named above has the right to acquire within 60 days of January 24, 2012, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.

(2)

Includes 211,000 shares of common stock issuable upon exercise of options, and 214,599 shares of common stock owned by Asta Group, Incorporated, which shares are attributable to Arthur Stern based on his percentage ownership of Asta Group. Excludes 349,460 shares owned by Stern Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC and 948 shares owned by GMS Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC. Arthur Stern does not have voting or investment power with respect to any of the shares held by either LLC and disclaims beneficial ownership of the shares owned by the LLCs. Excludes 5,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(3)

Includes 326,000 shares of common stock issuable upon exercise of, 196,656 shares of common stock owned by Gary Stern as custodian for his minor child and 285,607 shares of common stock owned by Asta Group, which shares are attributable to Gary Stern based on his percentage ownership of Asta Group. Excludes 684,945 shares owned by GMS Family Investors LLC which shares are attributable to Gary Stern based on his percentage ownership of such LLC. Gary Stern does not have voting or investment power with respect to any of the shares held by the LLC and disclaims beneficial ownership of the shares owned by the LLC. Excludes 170,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012. Also excludes 196,656 shares of common stock held by one of Mr. Stern’s children who is no longer a minor and for which he disclaims beneficial ownership.

(4)

Includes 45,000 shares of common stock issuable upon exercise of options. Excludes 40,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(5)

Includes 48,334 shares of common stock issuable upon exercise of options. Excludes 40,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(6)

Includes 45,000 shares of common stock issuable upon exercise of options. Excludes 40,100 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(7)

Includes 83,000 shares of common stock issuable upon exercise of options. Excludes 15,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(8)

Includes 56,334 shares of common stock issuable upon exercise of options. Excludes 15,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(9)

Includes 118,000 shares of common stock issuable upon exercise of options. Excludes 15,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(10)

Includes 91,334 shares of common stock issuable upon exercise of options. Excludes 15,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(11)

Includes 71,769 shares of common stock issuable upon exercise of options. Excludes 45,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012.

(12)

Asta Group, Incorporated (“Asta Group”) is owned by Arthur Stern, our Chairman Emeritus and Director, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family.

(13)

Includes 11,000 shares of common stock owned directly, 692,000 shares owned by Stern Family Investors LLC and 862,000 shares owned by GMS Family Investors LLC. Ms. Feder is the manager of each LLC and as such has sole voting and investment power of such shares.

(14)

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

(16)	Based on information reported by Peters MacGregor Capital Management Pty, Ltd to the Company effective January 18, 2012.

(17)

Includes 1,095,771 shares of common stock issuable upon exercise of options that are exercisable within 60 days of January 24, 2012. Excludes 400,100 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 24, 2012. Excludes the shares owned in the aggregate by Stern Family Investors LLC and GMS Family Investors LLC.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Equity Compensation Plan and 2002 Stock Option Plan, as of September 30, 2011.

	September 30,	September 30,	September 30,
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))

Equity Compensation Plans Approved by Shareholders	1,294,271	$11.41	629,203
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,294,271	$11.41	629,203

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedures for the Approval of Related Person Transactions

The Audit Committee Charter provides that the Audit Committee has the authority to establish, and communicate to the full Board and management, policies that restrict us and our affiliates from entering into related person transactions without the Audit Committee’s prior review and approval. In accordance with these policies, the Audit Committee on a timely basis reviews and, if appropriate, approves all related person transactions.

At any time in which an executive officer, director or nominee for director becomes aware of any contemplated or existing transaction that, in that person’s judgment may be a related person transaction, the executive officer, director or nominee for director is expected to notify the Chairman of the Audit Committee of the transaction. Generally, the Chairman of the Audit Committee reviews any reported transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related person transaction requiring approval by the Audit Committee. If the transaction is considered to be a related person transaction, then the Audit Committee will review the transaction at its next scheduled meeting or at a special meeting of the committee.

Related Person Transactions

On December 28, 2011, we, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”) for a period of five (5) years (the “Term”) in accordance with an Operating Agreement between PLF and APH. The Venture will purchase interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims will be purchased by Pegasus Funding, LLC (“Pegasus”), a newly-formed subsidiary in which APH owns 80% and PLF owns 20% of the outstanding membership interests. Pegasus will advance to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

In connection with the Venture, A.L. Piccolo & Co., Inc., (“A.L. Piccolo”) which is owned by Louis Piccolo, a director of the Company, will receive a fee from Pegasus which is calculated at $350,000 per $10,000,000 loaned to Pegasus by Fund Pegasus, LLC, a newly-formed subsidiary of the Company, up to a maximum of $700,000, which fee is payable over eight years with payments being made in part from Pegasus’s operating expenses during the Term and thereafter by PLF and its affiliates. One of our subsidiaries is advancing to Pegasus funds to cover Pegasus’s operating expenses, which include payments to A.L. Piccolo. We expect these advances to be repaid by Pegasus after generating revenue from its litigation funding operations.

On December 12, 2011, the Company and A. L. Piccolo entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Piccolo, through A.L. Piccolo, will provide consulting services to us over a two year period in connection with acquisitions, due diligence and other duties related thereto. In consideration for these services, we will compensate A. L. Piccolo as follows: (i) an annual fee of $150,000 per year; (ii) a bonus of $25,000 per consummated transaction (excluding currently pending transactions); (iii) an annual option to purchase 30,000 shares of the Company’s common stock, which vests in equal annual installments over a three-year period; and (iv) a bonus as determined by our chief executive officer in his sole discretion.

On October 26, 2010, Palisades Acquisition XVI, LLC (“Palisades XVI”), our subsidiary, entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”) with Palisades Collection, L.L.C. (the “Servicer”), Fairway Finance Company, LLC (the “Lender”), BMO Capital Markets Corp., as administrator and as collateral agent (“BMO CM”), and the Bank of Montreal, as liquidity agent (the “Liquidity Agent”). The Fifth Amendment amends certain terms of the Receivables Financing Agreement, dated as of March 2, 2007, by and among Palisades XVI, the Servicer, the Lender, BMO CM and Liquidity Agent (as amended, the “Receivables Financing Agreement”). The effective date of the Fifth Amendment is October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 30, 2014, (ii) reduces the minimum monthly total payment to $750,000, (iii) accelerates the Company’s guarantee credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment, (iv) eliminates the Company’s guarantee of repayment of the loans outstanding by Palisades XVI, and (v) revises the definition of “Borrowing Base Deficit” to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 29, 2010, we entered into the Omnibus Termination Agreement (the “Termination Agreement”) with Palisades XVI, BMO CM, and each Guarantor set forth therein (including Asta Group, Incorporated, which is owned by Arthur Stern). The Termination Agreement provides that, upon payment of $8,700,000 to the Lender and execution of the Fifth Amendment, each of the following agreements, which guaranteed repayment of the outstanding loans under the Receivables Financing Agreement, was terminated: (i) the Subordinated Limited Recourse Guaranty Agreement, dated February 20, 2009, among us, our subsidiaries, and BMO CM; (ii) the Subordinated Guarantor Security Agreement, dated February 20, 2009, among us, our subsidiaries and BMO CM; (iii) the Limited Recourse Guaranty Agreement, dated as of February 20, 2009, among us, our subsidiaries and BMO CM; and (iv) the Intercreditor Agreement, dated as of February 20, 2009, between us and BMO CM. The Termination Agreement was effective as of October 14, 2010.

Director Independence

With regard to our Audit Committee, the Board of Directors has determined that Messrs. Badillo, Celano, and Leibowitz, who constitute all of the members of our Audit Committee, are independent with respect to the independence criteria for Audit Committee members set forth in Rule 5605(a)(2) of the rules of the NASDAQ Stock Market and Rule 10A-3(b)(1) of the Exchange Act.

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market, we have determined that Messrs. Badillo, Celano, Leibowitz and Slackman, who constitute a majority of our Board of Directors, are independent.

Item 14. Principal Accounting Fees and Services.

Grant Thornton LLP served as our independent registered public accounting firm during the fiscal year ended September 30, 2011 and has been appointed by our Audit Committee to serve as our independent registered accountants for the current fiscal year. Our Audit Committee has the responsibility to select, retain and oversee the work of outside auditors and, when appropriate, to replace the outside auditors.

During fiscal 2011 and 2010, Grant Thornton LLP provided various audit, audit related and non-audit services to us as follows:

	September 30,	September 30,
	2011	2010

Audit Fees:	$533,500	$866,250
Audit Related Fees:	$16,315	$0
Tax Fees:	$0	$0
All Other Fees:	$0	$0

Total Fees	$549,815	$866,250

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions as set forth in Rule 2-01(c)(7)(i)(C) under the Exchange Act are met. All of the audit-related and tax services described above were pre-approved by our Audit Committee and, therefore, were not provided pursuant to a waiver of the pre-approval requirements set forth in such rule.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
31.2*	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
32.1*	Certification of Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 906
32.2*	Certification of Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 906

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 27, 2012