Form 10-Q
period 2011-12-31
ASTA FUNDING INC
filed 2012-02-09
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-26906

ASTA FUNDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3388607
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

210 Sylvan Avenue, Englewood Cliffs, New Jersey	07632
(Address of principal executive offices)	(Zip Code)

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

As of February 8, 2012, the registrant had approximately 14,641,456 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$83,793,000	$84,347,000
Investments:
Available-for-sale	18,688,000	13,515,000
Certificates of deposit	8,607,000	9,060,000
Restricted cash	1,020,000	1,031,000
Consumer receivables acquired for liquidation (at net realizable value)	109,366,000	115,195,000
Other investments	4,360,000	—
Due from third party collection agencies and attorneys	2,014,000	2,084,000
Prepaid and income taxes receivable	1,818,000	3,369,000
Furniture and equipment, net	480,000	563,000
Deferred income taxes	13,767,000	14,358,000
Other assets	4,262,000	4,529,000

Total assets	$248,175,000	$248,051,000

LIABILITIES
Non recourse debt	$69,157,000	$71,604,000
Other liabilities	2,572,000	3,167,000
Dividends payable	293,000	293,000
Income taxes payable	31,000	31,000

Total liabilities	72,053,000	75,095,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,639,456 shares at December 31, 2011 and 14,639,456 at September 30, 2011	146,000	146,000
Additional paid-in capital	75,098,000	74,793,000
Retained earnings	101,061,000	98,377,000
Accumulated other comprehensive income	(113,000)	(290,000)
Treasury stock (at cost)	(70,000)	(70,000)

Total stockholders’ equity	176,122,000	172,956,000

Total liabilities and stockholders’ equity	$248,175,000	$248,051,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	September 30,	September 30,
	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
Revenues
Finance income, net	$9,790,000	$10,759,000
Other income	649,000	79,000

	10,439,000	10,838,000

Expenses
General and administrative	4,766,000	5,481,000
Interest expense (fiscal year 2012—Related Party — $0; fiscal year—2011—Related Party — $86,000)	674,000	879,000

	5,440,000	6,360,000

Income before income taxes	4,999,000	4,478,000
Income tax expense	2,022,000	1,812,000

Net income	$2,977,000	$2,666,000

Net income per share — Basic	$0.20	$0.18

Net income per share — Diluted	$0.20	$0.18

Weighted average number of shares outstanding:
Basic	14,639,456	14,606,121

Diluted	14,880,979	14,827,767

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	September 30,		September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Additional	Accumulated	Other		Total
	Common Stock			Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount		Capital	Earnings	Income	Stock	Equity
Balance, September 30, 2011	14,639,456		$146,000	$74,793,000	$98,377,000	$(290,000)	$(70,000)	$172,956,000
Stock based compensation expense				305,000				305,000
Dividends					(293,000)			(293,000)
Accumulated other comprehensive income, net of tax						177,000		177,000
Net income		$		$	$2,977,000	$	$	$2,977,000

Balance, December 31, 2011	14,639,456		$146,000	$75,098,000	$101,061,000	$(113,000)	$(70,000)	$176,122,000

Comprehensive income is as follows:

	September 30,	September 30,
	Three Months	Three Months
	Ended	Ended
	12/31/11	12/31/10
Net income	$2,977,000	$2,666,000
Other comprehensive income, net of tax — foreign currency translation	—	65,000
Other comprehensive income, net of tax-unrealized loss on marketable securities	177,000	—

Comprehensive income	$3,154,000	$2,731,000

Accumulated other comprehensive (loss) income	$(113,000)	$74,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$2,977,000	$2,666,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,000	68,000
Deferred income taxes	472,000	455,000
Stock based compensation	305,000	998,000
Changes in:
Other assets	267,000	(638,000)
Due from third party collection agencies and attorneys	70,000	1,103,000
Income taxes payable and receivable	1,551,000	1,400,000
Other liabilities	(595,000)	(726,000)

Net cash provided by operating activities	5,137,000	5,326,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(1,351,000)	(2,883,000)
Principal collected on receivables acquired for liquidation	7,161,000	10,245,000
Principal collected on receivables accounts represented by account sales	19,000	101,000
Foreign exchange effect on receivables acquired for liquidation	—	(11,000)
Investment in available-for-sale securities	(4,877,000)	—
Proceeds from maturities of certificates of deposit	453,000	—
Other investments	(4,360,000)	—
Capital expenditures	(7,000)	(164,000)

Net cash (used in) provided by investing activities	(2,962,000)	7,288,000

Cash flows from financing activities:
Changes in restricted cash	11,000	102,000
Dividends paid	(293,000)	(292,000)
Repayment of debt	(2,447,000)	(15,601,000)

Net cash used in financing activities	(2,729,000)	(15,791,000)

Net decrease in cash and cash equivalents	(554,000)	(3,177,000)
Cash and cash equivalents at beginning of period	84,347,000	84,235,000

Cash and cash equivalents at end of period	$83,793,000	$81,058,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (Related Party: 2012 — $0; 2011 — $122,000)	$671,000	$943,000
Income taxes	$2,000	$2,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), Pegasus Funding, LLC (“Pegasus”) and other subsidiaries, not all wholly owned, and not considered material (the “Company,” “we” or “us”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard(R)®, Visa(R)®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. In addition, the Company is involved in investing in personal injury claims, as described in more detail in Note 5 below.

Basis of Presentation

The condensed consolidated balance sheets as of December 31, 2011, the condensed consolidated statements of operations for the three month periods ended December 31, 2011 and 2010, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2011 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2011 and 2010, are unaudited. The September 30, 2011 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2011 and September 30, 2011, the results of operations for the three month periods ended December 31, 2011 and 2010 and cash flows for the three month periods ended December 31, 2011 and 2010 have been made. The results of operations for the three month periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In December 2011, Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Update (“ASU”) No. 2011-12, amended ASC Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. The implementation of ASU 2011-12 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, the Company early adopted this guidance for its fiscal year 2011 goodwill impairment test. Adoption of this guidance has not had a material effect on the Company’s result of operations or financial condition.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), which results in common fair value measurement and disclosure requirements for US Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first annual period beginning on or after December 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition but may have an effect on disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance will become effective for us with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. Other than requiring disclosures for prospective business combinations, the adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements, which amends the authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures.” The update requires the following additional disclosures:

a. Separately disclosed amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and

b. Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810), which represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The Company adopted ASU 2009-17 as of October 1, 2010, which did not have a material effect on its financial statements.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of December 31, 2011, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.

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

Note 3 — Investments

Available-for-Sale

Investments classified as available-for-sale at December 31, 2011 and September 30, 2011 consist of the following:

	September 30,	September 30,	September 30,	September 30,
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011	$18,877,000	$52,000	$(241,000)	$18,688,000
September 30, 2011	$14,000,000	$—	$(485,000)	$13,515,000

The available-for-sale investments did not have any contractual maturities. There were no sales during fiscal year 2012.

At December 31, 2011, there were three investments in an unrealized loss position, all of which had current unrealized losses which had existed for 12 months or less. There was one investment at December 31, 2011 in an unrealized gain position. All four of the investments were in an unrealized loss position as of September 30, 2011. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability but does not believe it will be required to sell these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Investments (continued)

Certificates of deposit

Certificates of deposit consist of the following:

	September 30,	September 30,
	December 31,	September 30,
	2011	2011

Certificates of deposits in banks	$8,607,000	$9,060,000

Certificates of deposit are generally nonnegotiable and nontransferable, and may incur substantial penalties for withdrawal prior to maturity, which will be within one year. Of the amounts shown above, the following amounts are classified as brokered certificates of deposit:

	September 30,	September 30,
	2011	2011

Brokered certificates of deposit	$985,000	$1,483,000

Brokered certificates of deposit are subject to market fluctuations if sold prior to maturity; however, it is the Company’s intention to hold all certificates of deposit to maturity. All of the brokered securities referenced above are FDIC insured for the principal investment.

Note 4 — Consumer Receivables Acquired for Liquidation

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

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2011, approximately $28.6 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $80.8 million are accounted for using the cost recovery method, of which $75.6 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

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

The Company obtains and utilizes, as appropriate, input, including but not limited to monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as a further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	857,000	494,000	1,351,000
Net cash collections from collection of consumer receivables acquired for liquidation	(12,698,000)	(4,241,000)	(16,939,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(31,000)	—	(31,000)
Finance income recognized (1)	9,238,000	552,000	9,790,000

Balance, end of period	$28,559,000	$80,807,000	$109,366,000

Revenue as a percentage of collections	72.6%	13.0%	57.7%

(1)	Includes $8.6 million derived from fully amortized interest method pools.

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31, 2010
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	2,659,000	224,000	2,883,000
Net cash collections from collection of consumer receivables acquired for liquidation	(15,579,000)	(5,371,000)	(20,950,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(155,000)	—	(155,000)
Effect of foreign currency translation	—	11,000	11,000
Finance income recognized (1)	10,065,000	694,000	10,759,000

Balance, end of period	$43,338,000	$96,241,000	$139,579,000

Revenue as a percentage of collections	64.0%	12.9%	51.0%

(1)	Includes $8.8 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

As of December 31, 2011, the Company had $109.4 million in consumer receivables acquired for liquidation, of which $28.6 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30,
September 30, 2012 (nine months remaining)	$13,951,000
September 30, 2013	8,820,000
September 30, 2014	4,413,000
September 30, 2015	793,000
September 30, 2016	640,000
September 30, 2017	31,000
September 30, 2018	—
September 30, 2019	—
September 30, 2020	—

Total	$28,648,000

Deferred revenue	(89,000)

Total	$28,559,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2011. Changes in accretable yield for the three month periods ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,
	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
Balance at beginning of period	$7,473,000	$15,255,000
Income recognized on finance receivables, net	(9,238,000)	(10,065,000)
Additions representing expected revenue from purchases	245,000	732,000
Reclassifications from nonaccretable difference	8,020,000	7,952,000

Balance at end of period	$6,500,000	$13,874,000

During the three months ended December 31, 2011, the Company purchased $3.1 million of face value of charged-off consumer receivables at a cost of $1.4 million, of which $0.9 million is classified under the interest method. The interest method has been utilized as the Company has obtained the required input from various third parties to reasonably estimate the timing of cash flows. The receivables purchased during the first quarter of fiscal year 2012 include litigation-related medical accounts receivable portfolios whereby the Company is assigned the revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets. At December 31, 2011, the estimated remaining net collections on the interest method receivables purchased in the three months ended December 31, 2011 is $1.1 million, of which $0.8 million represents principle.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2011 and 2010, respectively.

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
Gross collections (1)	$25,965,000	$33,384,000
Commissions and fees (2)	8,995,000	12,279,000

Net collections	$16,970,000	$21,105,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.

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

Note 5 — Other Investments

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, APH, entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”). The joint venture purchases interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus, a newly-formed subsidiary in which APH owns 80% and PLF owns 20% of the outstanding membership interests. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

In connection with the Venture, pursuant to a Revolving Credit Agreement (the “Credit Agreement”), Security Agreement (the “Security Agreement”) and Secured Revolving Credit Note (the “Note”), Fund Pegasus, LLC, our indirect wholly-owned subsidiary , agreed to fund Pegasus an aggregate of up to $109 million over a five (5) year period, payable in one or more installments up to a maximum of $21.8 million per year, consisting of up to $20,000,000 to purchase claims and up to $1.8 million to cover Pegasus’ overhead expenses (which amount includes a 4% management fee payable by Pegasus to PLF). The amounts shall accrue interest at the annual rate of 1%, which interest shall be paid monthly to Fund Pegasus by Pegasus.

In anticipation of the Venture, the Company provided funds to PLF an aggregate of $4,360,000, consisting of $4,000,000 to invest in claims and $360,000 to cover overhead expenses. Pursuant to the Security Agreement, all funds provided by Fund Pegasus to Pegasus will be secured by a first-priority lien on all of Pegasus’s assets.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Other Investments (continued)

The rights, duties and obligations of APH and PLF with respect to Pegasus are set forth in an Operating Agreement (the “Operating Agreement”), which provides, among other things, that all profits and losses of Pegasus will be allocated to APH and PLF on a pro rata basis in accordance with their respective ownership interests, subject to certain exceptions including the repayment of the loan made to Pegasus by Fund Pegasus prior to the distribution of profits. The Company has agreed, among other things, to guarantee the funding obligations of Fund Pegasus to Pegasus. The Operating Agreement also provides that Fund Pegasus has the right to suspend financing to Pegasus, and APH has the right to terminate the Operating Agreement, if there is a material change in the applicable laws or case law affecting Pegasus’s business. In addition, if returns for any consecutive twelve month period after the first year of operations do not exceed 15%, APH may terminate the Operating Agreement without penalty. If the Company enters into new personal injury claim funding ventures in the future, PLF shall have the right to participate in such ventures by purchasing up to 20% of the equity in such ventures.

Any cash received by Pegasus (“Distributable Cash Flow”) from the payment to Pegasus with respect to all or part of a purchased claim upon the adjudication or settlement of such claim (“Liquidation”), shall be distributed by Pegasus within ten days following the end of each calendar month, subject to certain exceptions, in the following order:

(i) to Fund Pegasus, until Fund Pegasus has received an amount equal to the funds provided to Pegasus corresponding to each claim for which a Liquidation has been received by Pegasus during the prior 90 day period;

(ii) to Fund Pegasus in the amount equal to 9% of the amount paid to Fund Pegasus under Section (i) above; and

(iii) to APH and PLF in accordance with their respective percentage interests in Pegasus.

PLF has granted to APH an option to purchase 50% of the outstanding equity interests of PLF. The option is exercisable within 18 months of the effective date of the Operating Agreement. If APH chooses to exercise this option, the percentage interests of Pegasus owned by APH and PLF shall automatically adjust such that APH and PLF will each own 50% of the outstanding membership interests of Pegasus. Moreover, APH has a right to purchase PLF’s current investment portfolio at a discount within fourteen days of the effective date of the Operating Agreement, at APH’s discretion and subject to applicable third party consents.

Max Alperovich and Alexander Khanas, who are members of PLF, will manage the day-to-day operations of Pegasus. In addition to paying to PLF a 4% management fee on funds advanced to purchase claims, Pegasus will also pay to each of Messrs. Alperovich and Khanas the sum of $100,000 per annum pursuant to consulting agreements entered into by Messrs. Alperovich and Khanas, respectively, and Pegasus.

In addition, A.L. Piccolo & Co., Inc., which is owned by Louis Piccolo, a director of the Company, will receive a fee from Pegasus which is calculated at $350,000 per $10,000,000 loaned to Pegasus by Fund Pegasus up to a maximum of $700,000, which fee is payable over eight years from Pegasus’s operating expenses during the term of the Operating Agreement and thereafter by PLF and its affiliates.

Note 6 — Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
Furniture	$310,000	$310,000
Equipment	3,297,000	3,290,000
Software	180,000	180,000
Leasehold improvements	99,000	99,000

Total	3,886,000	3,879,000
Less accumulated depreciation	3,406,000	3,316,000

Balance, end of period	$480,000	$563,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Non Recourse Debt

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivable Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009 and October 2010, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and accrued interest at the rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently the Fifth Amendment is in effect.

On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduces the minimum monthly total payment to $750,000; (iii) accelerated the Company’s guaranty credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment; (iv) eliminated the Company’s limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revises the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty, discussed under the Fourth Amendment, was eliminated upon signing the Termination Agreement.

The aggregate minimum repayment obligations required under the Fifth Amendment including interest and principal for fiscal years ending September 30, 2012 through 2014 are $6.8 million, $9.0 million and $53.4 million, respectively.

On December 31, 2011 and 2010, the outstanding balance on this loan was approximately $69.2 million and $79.3 million, respectively. The applicable interest rate at December 31, 2011 and 2010 was 3.77% and 3.76%, respectively. The average interest rate of the Receivable Financing Agreement was 3.75% and 3.76% for the periods ended December 31, 2011 and 2010. The Company’s average debt obligation (excluding the subordinated debt — related party) for the periods ended December 31, 2011 and 2010, was approximately $70.3 million and $82.7 million, respectively.

Other significant amendments to the Receivable Financing Agreement are as follows:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Non Recourse Debt (continued)

Receivables Financing Agreement (continued)

As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company provided BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO could not exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company’s then-existing senior lending facility or any successor senior facility.

Bank Leumi Credit Agreement

On December 14, 2009, Asta Funding, Inc. and its subsidiaries other than Palisades XVI, entered into the Bank Leumi Credit Agreement which permitted maximum principal advances of up to $6 million. The term of the agreement was through December 31, 2010. The interest rate was a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consisted of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There were no financial covenant restrictions for the Bank Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was drawn and used to reduce to zero the remaining balance of the IDB Credit Facility described below. The Bank Leumi Credit Agreement balance was reduced to zero in January 2010.

On December 30, 2011, the Company and certain of its subsidiaries, obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of the Company’s subsidiaries and Bank Leumi. Under the Loan Agreement, certain of our subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. The Company and certain of its subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of the Company’s assets and the assets of its subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of February 8, 2012, the Company has not drawn on the Credit Facility.

Subordinated Debt — Related Party

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from an entity (the “Family Entity”). The Family Entity is a greater than 5% shareholder of the Company and is beneficially owned and controlled by Arthur Stern, a Director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and other members of their family. The loan was in the aggregate principal amount of approximately $8.2 million, bore interest at a rate of 6.25% per annum, was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the Company’s previous senior loan facility. The subordinated loan was incurred by the Company to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize the Company’s revolving loan facility with the Bank Group and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition, the interest rate was changed to 10% per annum effective January 2010. The remaining $4.4 million subordinated loan balance was repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 30, 2010, reducing the balance to zero.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2012.

On November 30, 2009, the Company entered into a consulting services agreement with Cameron Williams, its former Chief Operating Officer. Under the terms of the agreement, the Company paid Mr. Williams a monthly fee of $20,833.33 for the one year period ending December 31, 2010 in exchange for certain consulting services. In addition, in exchange for a release of all claims and liabilities, we paid Mr. Williams a fee of $100,000, reimbursed his monthly COBRA costs of up to $1,000 per month, and accelerated vesting of 16,667 stock options, exercisable at a price of $2.95 per share, held by Mr. Williams. Also, Mr. Williams signed another release in favor of the Company and was paid $20,833.37 at the end of this consulting term in December 2010.

Leases

The Company leases its facilities in Englewood Cliffs and Sugar Land, Texas. Please refer to the Company’s consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission, for additional information.

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

Note 9 — Income Recognition, Impairments, and Commissions and Fees

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Income Recognition, Impairments and Commissions and Fees (continued)

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were no impairments recorded during the quarters ended December 31, 2011 and 2010.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Income Recognition, Impairments and Commissions and Fees (Continued)

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of its acquisition of the accounts. The amount paid for a portfolio of accounts reflects the Company’s determination that it is probable that the Company will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables accounted for on the interest method over the expected remaining life of the portfolio.

The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after our servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporate such input into the estimates that the Company uses for its expected cash flows.

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

Note 10 — Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards. The provision for income tax expense for the three month periods ending December 31, 2011 and 2010, reflects income tax expense at an effective rate of 40.5% in both years.

The corporate federal income tax returns of the Company for 2007, 2008, 2009 and 2010 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s 2008 and 2009 federal income tax returns would be audited. This audit is currently in progress. In addition, the Company’s 2010 federal income tax return has been included in the ongoing audit.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11— Net Income Per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Net	Weighted Average	Per Share	Net	Weighted Average	Per Share
	Income	Shares	Amount	(Income)	Shares	Amount
Basic	$2,977,000	14,639,456	$0.20	$2,666,000	14,606,121	$0.18

Effect of Dilutive Stock		241,523			221,646

Diluted	$2,977,000	14,880,979	$0.20	$2,666,000	14,827,767	$0.18

At December 31, 2011, 1,160,249 options at a weighted average exercise price of $12.48 were not included in the diluted earnings per share calculation as they were antidilutive.

At December 31, 2010, 778,699 options at a weighted average exercise price of $14.59 were not included in the diluted earnings per share calculation as they were antidilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12— Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

In December 2011, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 360,000 stock options, of which 150,000 options were awarded to the Chief Executive Officer of the Company, and 30,000 stock options each were awarded to the Chief Financial Officer, the General Counsel and the Senior Vice President of the Company. Additionally, an aggregate of 60,000 stock options were issued to six non-employee directors of the Company. The exercise price of these options, issued on December 13, 2011, was equal to the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

September 30,
Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	103.9%
Dividend yield	1.03%

On December 22, 2011, the remaining 60,000 stock options were granted to selected full time employees of the Company, who had been employed at the Company for at least six months prior to the date of grant. The exercise price of all stock options was at the market price on the date of the grant. 330,000 stock options granted in December 2011 vest in one installment three years after the date of grant. 30,000 stock options vest in three equal installments starting on the first anniversary of the grant.

The weighted average assumptions used in the option pricing model were as follows:

September 30,
Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	95.7%
Dividend yield	1.03%

In December 2010, the Compensation Committee granted 324,800 stock options, of which 30,000 options were issued to each non-employee independent director for a total of 150,000 stock options. 60,000 stock options were awarded to the Chief Executive Officer of the Company, and 30,000 stock options each were awarded to the Chief Financial Officer, the General Counsel and the Senior Vice President of the Company. The remaining 24,800 stock options were granted to full time employees of the Company, who had been employed at the Company for at least six months prior to the date of grant. The exercise price of all stock options was equal to the market price on the date of the grant. All stock options and restricted shares granted in December 2010 vest in three equal annual installments, commencing on the date of grant/issuance. The weighted average assumptions used in the option pricing model were as follows:

September 30,
Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	106.9%
Dividend yield	0.98%

Additionally, in December 2010, the Compensation Committee issued 32,765 shares of restricted stock to the Chief Executive Officer.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Stock Option Plans

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the Equity Compensation Plan and 265,569 shares were available as of December 31, 2011. As of December 31, 2011, approximately 85 of the Company’s employees were eligible to participate in the Equity Compensation Plan.

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

The Company has 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan and 6,034 shares were available as of December 31, 2011. As of December 31, 2011, approximately 102 of the Company’s employees were eligible to participate in the 2002 Plan.

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

(Unaudited)

Note 13 — Stock Option Plans (Continued)

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

The following table summarizes stock option transactions under the 2002 Stock Option Plan, the 1995 Stock Option Plan and the Equity Compensation Plan:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,294,271	$11,41	922,039	$12.70
Options granted	360,000	7.87	324,800	6.89
Options exercised	0	0	0	0
Options forfeited	(1,400)	6.10	(1,400)	5.79

Outstanding options at the end of period	1,652,871	$10.64	1,245,439	$11.18

Exercisable options at the end of period	1,131,538	$11.84	954,109	$12.56

The following table summarizes information about the 2002 Stock Option Plan, the 1995 Stock Option Plan and the Equity Compensation Plan outstanding options as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Weighted	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	189,200	3.7	$3.95	185,000	$3.97
$5.7501 – $8.6250	860,400	9.1	7.78	376,600	7.73
$8.6251—$14.3750	50,000	9.5	11.50	16,667	11.50
$14.3751 – $17.2500	198,611	1.9	14.88	198,611	14.88
$17.2501 – $20.1250	339,660	2.8	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	5.0	28.75	15,000	28.75

	1,652,871	6.3	$10.64	1,131,538	$11.86

The Company recognized $283,000 and $852,000 of compensation expense related to the stock option grants during each of the three month periods ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $3,238,000 of unrecognized compensation cost related to stock option awards.

There was no intrinsic value of the outstanding and exercisable options as of December 31, 2011.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Stock Option Plans (Continued)

The following table summarizes information about restricted stock transactions:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,
	2011		2010
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	21,843	$19.73	17,669	$19.73
Awards granted	—	—	32,765	7.63
Vested	(10,921)	7.63	(28,591)	15.11
Forfeited	—	—	—	—

Unvested at the end of period	10,922	$7.63	21,843	$7.63

The Company recognized $22,000 and $146,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $80,000 of unrecognized compensation cost related to restricted stock awards.

Note 14 — Stockholders’ Equity

During September 2011, the Company declared a cash dividend aggregating $293,000 ($0.02 per share) which was paid November 1, 2011. In December 2011, the Company declared a quarterly dividend of $0.02 per share, or $293,000, for shareholders of record as of December 30, 2011, which was paid on February 1, 2012. As of December 31, 2011, stockholders equity includes an amount for other comprehensive loss of $113,000, which relates to the Company’s investment in available-for-sale securities. At December 31, 2011, stockholders’ equity also includes $70,000 related to treasury stock purchases.

Note 15 — Fair Value Of Financial Measurements and Disclosures

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$83,793,000	$83,793,000	$84,347,000	$84,347,000
Available-for-sale investments	18,688,000	18,688,000	13,515,000	13,515,000
Certificates of deposit	8,607,000	8,607,000	9,060,000	9,060,000
Consumer receivables acquired for liquidation	109,366,000	128,467,000	115,195,000	135,234,000

Financial liabilities
Debt and subordinated debt (related party)	69,157,000	69,157,000	71,604,000	71,604,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 — Fair Value Of Financial Measurements and Disclosures (continued)

Disclosures about Fair Value of Financial Instruments (continued)

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents—The carrying amount approximates fair value.

Available-for-sale investments – The available-for-sale securities consist of mutual funds that are valued based on quoted prices in active markets.

Certificates of deposit – The carrying amount approximates fair value.

Consumer receivables acquired for liquidation – The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for consumer receivables based on variables fully described in Note 4: Consumer Receivables Acquired for Liquidation. These cash flows are discounted to determine the fair value.

Debt and subordinated debt (related party) – The carrying value of debt and subordinated debt (related party) approximates fair value as the majority of these loan balances are variable rate and short-term in nature.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of December 31, 2011, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to assess at the measurement date.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3- Unobservable inputs that are supported by little or no market activity and significant to the fair value of the or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

The Company’s available –for-sale investments are classified as Level 1 financial instruments based on the classifications described above. There have been no transfers in/out of Level 1. Additionally, there have been no investments in Level 2 or Level 3 to date.

Note 16 — Subsequent Events

On February 7, 2012, the Board of Directors approved, an incentive compensation plan to be known as the Asta Funding, Inc. 2012 Stock Option and Performance Award Plan (“the 2012 Plan”). The 2012 Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance shares. The purpose of the 2012 Plan is to promote the success and enhance the value of the Company by providing those participating in the Company’s success with an incentive for outstanding performance. However, the 2012 Plan would become null and void and have no effect, and all 2012 Plan awards granted would be cancelled if the 2012 Plan is not approved by the Company’s stockholders on or before February 7, 2013.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), Pegasus Funding, LLC (“Pegasus”), and other subsidiaries, not all wholly owned, and not considered material (the “Company,” “we” or “us”), primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

We purchase receivables from credit grantors and others through (i) privately negotiated direct sales and (ii) auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

•	our relationships with industry participants, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	other sources.

Personal Injury Litigation Funding Business

We have recently entered into a joint venture with Pegasus Legal Funding, LLC, pursuant to which we purchase interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Through the joint venture, we advance to each personal injury claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by us in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

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

•

jobs or property of the debtors found within portfolios (with our business model) this is of particular importance as debtors with jobs or property are more likely to repay their obligation and conversely, debtors without jobs or property are less likely to repay their obligation; and

•	the ability to obtain customer statements from the original issuer.

We will obtain and utilize, as appropriate, input including, but not limited to, monthly collection projections and liquidation rates, from our third party collection agencies and attorneys, as a further evidentiary matter, to assist us in developing collection strategies and in modeling the expected cash flows for a given portfolio.

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

As a result of the recent and current challenging economic environment and the impact it has had on the collections, for the non-medical account portfolio purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of seven years, which is an increase from the previous five year expectation. The medical accounts have a shorter three year collection curve based on the nature of these accounts. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

Results of Operations

Three-Months Period Ended December 31, 2011, Compared to the Three-Months Ended December 31, 2010

Finance income. For the three months ended December 31, 2011, finance income decreased $1.0 million or 9.0% to $9.8 million from $10.8 million for the three months ended December 31, 2010. The decrease is primarily due to the lower level of portfolio purchases over the last three and a half years and, as a result, the increased number of our portfolios that are in the later stages of their yield curves. The average balance of consumer receivables acquired for liquidation decreased to $112.3 million for the three month period ended December 31, 2011 from $143.3 million for the three month period ended December 31, 2010. Income from fully amortized portfolios (zero basis revenue) decreased $0.2 million to $8.6 million in the three months ended December 31, 2011 compared to $8.8 million in the same prior year period. We acquired $1.4 million in new portfolios with a face value of $3.1 million in the first quarter of fiscal year 2012 as compared to $2.9 million with a face value of $7.6 million in the first quarter of fiscal year 2011. The portfolios acquired were medical related litigation receivables.

Net collections for the three months ended December 31, 2011 decreased 19.4% to $17.0 million from $21.1 million for the same prior year period. The decrease is due to the lower level of purchases over the last three and a half years and the general slow down of the economy. During the first quarter of fiscal year 2012, gross collections decreased 7.4% to $26.0 million from $33.4 million for the three months ended December 31, 2010. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $3.3 million, or 26.7%, to $9.0 million from $12.3 million for the three months ended December 31, 2010. Commissions and fees amounted to 34.6% of gross collections for the three month period ended December 31, 2011, compared to 36.8% in the same period of the prior year.

Other income. Other income amounted to $649,000 for three month period ended December 31, 2011 as compared to $79,000 in the three month period ended December 31, 2010. Other income consisted primarily of service fee income and interest income from the banks. Interest income increased due to the increase level of cash & cash equivalents, assets available for sale and certificates of deposit.

General and administrative expenses. During the three-month period ended December 31, 2011, general and administrative expenses decreased $0.7 million, or 13%, to $4.8 million from $5.5 million for the three-months ended December 31, 2010. The decrease is primarily attributable to lower stock based compensation expense, as most of the recent stock option grants cliff vest in December 2014, with the expense being more ratably applied over the three year vesting period.

Interest expense. During the three month period ended December 31, 2011, interest expense decreased $0.2 million or 23.3% from $0.9 million to $0.7 million for the same period in the prior year. The lower interest expense in the 2011 fiscal quarter is primarily a reflection of the continuing pay-down of the BMO loan and the pay-off of the Asta Group loan in December 2010.

Income tax expense. Income tax expense, consisting of federal and state income taxes, for three months ended December 31, 2011 was $2.0 million as compared to $1.8 million for the three months ended December 31, 2010. The state portion of the income tax provision for the first quarter of fiscal year 2012 and 2011 has been offset against state net operating loss carryforwards, and as a result no state taxes are currently payable.

Net income. For the three months ended December 31, 2011, net income was $3.0 million as compared to $2.7 million for the corresponding prior year period. The increase is primarily due to lower interest expense and reduced general and administrative expenses, partially offset by a decrease in finance income.

Liquidity and Capital Resources

Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired. Our primary uses of cash include our acquisition of receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved, and repayment of debt. We currently rely on cash provided by operations to provide the funds necessary for the acquisition of receivables and general operations of the business.

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

The aggregate minimum repayment obligations required under the Fifth Amendment including interest and principal for fiscal years ending September 30, 2012 through 2014, are $6.8 million, $9.0 million and $53.4 million, respectively.

On December 31, 2011 and 2010, the outstanding balance on this loan was approximately $69.2 million, and $79.3 million, respectively. The applicable interest rate at December 31, 2011 and 2010 was 3.77% and 3.76%, respectively. The average interest rate of the Receivable Financing Agreement was 3.75 and 3.76% for the periods ended December 31, 2011 and 2010, respectively. We were in compliance with all covenants at December 31, 2011.

Senior Secured Discretionary Credit Facility

On December 30, 2011, we and certain of our subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of our subsidiaries and Bank Leumi. Under the Loan Agreement, certain of our subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. We and certain of our subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of our assets and the assets of our subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of December 31, 2011 we have not utilized this facility.

Bank Leumi Credit Agreement

On December 14, 2009, We and our subsidiaries (other than Palisades XVI), entered into the Bank Leumi Credit Agreement (the “BL Credit Agreement”) which permitted maximum principal advances of up to $6 million. The term of the agreement was through December 31, 2010. The interest rate was a floating rate equal to the Bank Leumi Reference Rate plus 2%, with a floor of 4.5%. The loan was secured by collateral consisting of all of the assets of the Company other than those of Palisades XVI. In addition, other collateral for the loan consisted of a pledge of cash and securities by GMS Family Investors, LLC, an investment company owned by members of the Stern family in the form of cash and securities with a value of 133% of the loan commitment. There were no financial covenant restrictions for the Bank Leumi Credit Agreement. On December 14, 2009, approximately $3.6 million of the Bank Leumi credit line was drawn and used to reduce to zero the remaining balance of the IDB Credit Facility described below. The Bank Leumi Credit Agreement balance was reduced to zero in January 2010.

IDB Credit Facility

The Eighth Amendment to the IDB Credit Facility, entered into on July 10, 2009 (the “IDB Credit Facility”), granted an initial $40 million line of credit from a consortium of banks for portfolio purchases and working capital and was scheduled to reduce to zero by December 31, 2009. The IDB Credit Facility accrued interest at the lesser of LIBOR plus an applicable margin, or the prime rate minus an applicable margin, based on certain leverage ratios, with a minimum rate of 5.5%. The IDB Credit Facility was collateralized by all of our assets, other than the assets of Palisades XVI, and contained financial and other covenants. The IDB Credit Facility’s commitment termination date was December 31, 2009. This IDB Credit Facility was repaid in full on December 14, 2009.

Subordinated Debt — Related Party

On April 29, 2008, we obtained a subordinated loan pursuant to a subordinated promissory note from an entity (the “Family Entity”) that is a greater than 5% shareholder of the Company and which is beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the Chairman, President and Chief Executive Officer of the Company, and other members of the Stern family. The loan was in the aggregate principal amount of approximately $8.2 million, bore interest at a rate of 6.25% per annum, was payable interest only each quarter until its maturity date of January 9, 2010, subject to prior repayment in full of the IDB Credit Facility. The subordinated loan was incurred by us to resolve certain issues related to the activities of one of the subservicers utilized by Palisades Collection LLC under the Receivables Financing Agreement. Proceeds from the subordinated loan were used initially to further collateralize our IDB Credit Facility and was used to reduce the balance due on that facility as of May 31, 2008. In December 2009, the subordinated debt-related party maturity date was extended through December 31, 2010. In addition the interest rate was changed to 10% per annum effective January 2010. Approximately $3.8 million of the loan was repaid in fiscal year 2010, with the remaining $4.4 million repaid during the first quarter of fiscal year 2011, including the final payment of $2.4 million on December 30, 2010, reducing the balance to zero.

Other Investments – Pegasus Funding, LLC

On December 28, 2011, we, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”). The Venture will purchase interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims will be purchased by Pegasus, a newly-formed subsidiary in which APH owns 80% and PLF owns 20% of the outstanding membership interests. Pegasus will advance to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

In connection with the Venture, pursuant to a Revolving Credit Agreement (the “Credit Agreement”), Security Agreement (the “Security Agreement”) and Secured Revolving Credit Note (the “Note”), Fund Pegasus agreed to fund Pegasus an aggregate of up to $109 million over a five (5) year period, payable in one or more installments up to a maximum of $21.8 million per year, consisting of up to $20 million to purchase claims and up to $1.8 million to cover Pegasus’ overhead expenses (which amount includes a 4% management fee payable by Pegasus to PLF). The amounts shall accrue interest at the annual rate of 1%, which interest shall be paid monthly to Fund Pegasus by Pegasus.

In anticipation of the Venture, we provided funds to PLF an aggregate of $4,360,000, consisting of $4,000,000 to purchase claims and $360,000 to cover overhead expenses. Pursuant to the Security Agreement, all funds provided by Fund Pegasus to Pegasus will be secured by a first-priority lien on all of Pegasus’s assets.

The rights, duties and obligations of APH and PLF with respect to Pegasus are set forth in an Operating Agreement (the “Operating Agreement”), which provides, among other things, that all profits and losses of Pegasus will be allocated to APH and PLF on a pro rata basis in accordance with their respective ownership interests, subject to certain exceptions including the repayment of the loan made to Pegasus by Fund Pegasus prior to the distribution of profits. We have agreed, among other things, to guarantee the funding obligations of Fund Pegasus to Pegasus. The Operating Agreement also provides that Fund Pegasus has the right to suspend financing to Pegasus, and APH has the right to terminate the Operating Agreement, if there is a material change in the applicable laws or case law affecting Pegasus’s business. In addition, if returns for any consecutive twelve month period after the first year of operations do not exceed 15%, APH may terminate the Operating Agreement without penalty. If we enter into new personal injury claim funding ventures in the future, PLF shall have the right to participate in such ventures by purchasing up to 20% of the equity in such ventures.

Any cash received by Pegasus (“Distributable Cash Flow”) from the payment to Pegasus with respect to all or part of a purchased claim upon the adjudication or settlement of such claim (“Liquidation”), shall be distributed by Pegasus within ten days following the end of each calendar month, subject to certain exceptions, in the following order:

(i) to Fund Pegasus, until Fund Pegasus has received an amount equal to the funds provided to Pegasus corresponding to each claim for which a Liquidation has been received by Pegasus during the prior 90 day period;

(ii) to Fund Pegasus in the amount equal to 9% of the amount paid to Fund Pegasus under Section (i) above; and

(iii) to APH and PLF in accordance with their respective percentage interests in Pegasus.

PLF has granted to APH an option to purchase 50% of the outstanding equity interests of PLF. The option is exercisable within 18 months of the effective date of the Operating Agreement. If APH chooses to exercise this option, the percentage interests of Pegasus owned by APH and PLF shall automatically adjust such that APH and PLF will each own 50% of the outstanding membership interests of Pegasus. Moreover, APH has a right to purchase PLF’s current investment portfolio at a discount within fourteen days of the effective date of the Operating Agreement, at APH’s discretion and subject to applicable third party consents.

Max Alperovich and Alexander Khanas, who are members of PLF, will manage the day-to-day operations of Pegasus. In addition to paying to PLF a 4% management fee on funds advanced to purchase claims, Pegasus will also pay to each of Messrs. Alperovich and Khanas the sum of $100,000 per annum pursuant to consulting agreements entered into by Messrs. Alperovich and Khanas, respectively, and Pegasus.

In addition, A.L. Piccolo & Co., Inc., which is owned by Louis Piccolo, a director of the Company, will receive a fee from Pegasus which is calculated at $350,000 per $10,000,000 loaned to Pegasus by Fund Pegasus up to a maximum of $700,000, which fee is payable over eight years from Pegasus’s operating expenses during the term of the Operating Agreement and thereafter by PLF and its affiliates.

Cash Flow

As of December 31, 2011, our cash decreased $0.5 million to $83.8 million from $84.3 million at September 30, 2011.

Net cash provided by operating activities was $5.1 million during the three months ended December 31, 2011 compared to net cash provided by operating activities of $5.3 million during the three months ended December 31, 2010. The decrease is primarily due to a decrease in amounts due from third party collection agencies and attorneys. Net cash used in investing activities was $3.0 million during the three month period ended December 31, 2011 compared to $7.3 million provided by investing activities during the three months ended December 31, 2010, reflecting investments in available-for-sale securities and an interest in personal injury claims in the current fiscal year. Net cash used in financing activities decreased from $15.8 million in the period ended December 30, 2010 to $2.7 million in the current period. This decrease is a reflection of the lower level of debt repayment in the current fiscal year. The primary reason for the decrease in cash is the lower net collections in the fiscal 2012 quarter, $21.1 million, compared to $29.4 million in the fiscal 2011 quarter.

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

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	857,000	494,000	1,351,000
Net cash collections from collection of consumer receivables acquired for liquidation	(12,698,000)	(4,241,000)	(16,939,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(31,000)	—	(31,000)
Finance income recognized (1)	9,238,000	552,000	9,790,000

Balance, end of period	$28,559,000	$80,807,000	$109,366,000

Revenue as a percentage of collections	72.6%	13.0%	57.7%

(1)	Includes $8.1 million derived from fully amortized interest method pools.

	September 30,	September 30,	September 30,
	For the Three Months Ended December 31, 2010
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	2,659,000	224,000	2,883,000
Net cash collections from collection of consumer receivables acquired for liquidation	(15,579,000)	(5,371,000)	(20,950,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(155,000)	—	(155,000)
Effect of foreign currency translation	—	11,000	11,000
Finance income recognized (1)	10,065,000	694,000	10,759,000

Balance, end of period	$43,338,000	$96,241,000	$139,579,000

Revenue as a percentage of collections	64.0%	12.9%	51.0%

(1)	Includes $8.8 million derived from fully amortized interest method pools.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Additional Supplementary Information:

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts. During the three months ended December 31, 2011, we purchased portfolios with an aggregate purchase price of $1.4 million, having a face value of $3.1 million. The receivables purchased during the first quarter of 2012 include litigation-related medical accounts receivable portfolio whereby we are assigned the revenue stream. During the three months ended December 31, 2010, we purchased $7.6 million of face value portfolios with an aggregate purchase price of $2.9 million.

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.

Collections Represented by Account Sales

	September 30,	September 30,
	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2011	$31,000	$12,000

Three months ended December 31, 2010	$155,000	$54,000

Portfolio Performance (1)

(Interest method portfolios only)

September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Cash Collections	Estimated	Total	Total estimated Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	65,120,000	105,638,000	—	105,638,000	162%
2002	36,557,000	48,251,000	—	48,251,000	132%
2003	115,626,000	219,314,000	—	219,314,000	190%
2004	103,743,000	188,667,000	74,000	188,741,000	182%
2005	126,023,000	219,998,000	2,204,000	222,202,000	176%
2006	163,392,000	260,539,000	4,841,000	265,380,000	162%
2007	109,235,000	100,856,000	14,912,000	115,768,000	106%
2008	26,626,000	46,827,000	127,000	46,954,000	176%
2009	19,127,000	31,061,000	4,041,000	35,102,000	184%
2010	7,698,000	14,604,000	1,170,000	15,774,000	205%
2011	6,619,000	1,957,000	6,648,000	8605,000	130%
2012	857,000	49,000	1,042,000	1,091,000	127%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).

(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.

(4)	Does not include collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements

In December 2011, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-12, amended ASC Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. The implementation of ASU 2011-12 is not expected to have a material effect on our consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) , which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, we early adopted this guidance for its fiscal year 2011 goodwill impairment test.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance became effective for us with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. Other than requiring disclosures for prospective business combinations, the adoption of this update is not expected to have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure (Topic 820): Improving Disclosures about Fair Value Measurements, which amends the authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures.” The update requires the following additional disclosures:

a. Separately disclosed the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and

b. Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2011, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $69.2 million. A 25 basis-point increase in interest rates would have increased our interest expense for the current quarter by approximately $44,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

As of December 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities & Exchange Commission on December 14, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

The description of the Consulting Agreement set forth above is qualified in its entirety by reference to a copy of such agreement filed as Exhibit 10.1 to this report and incorporated herein by this reference.

Item 6.	Exhibits

(a) Exhibits.

10.1	Consulting Agreement, dated December 12, 2011, by and between the Company and A.L. Piccolo & Co., Inc.

10.2	Revolving Credit Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on January 4, 2012).

10.3	Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on January 4, 2012).

10.4	Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on January 4, 2012).

10.5	Operating Agreement of Pegasus Funding, LLC, dated December 28, 2011 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on January 4, 2012).

10.6	Loan Agreement, dated December 30, 2011, by and between certain subsidiaries of the Company and Bank Leumi USA (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the Commission on January 6, 2012).

10.7	Form of Revolving Note (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the Commission on January 6, 2012).

10.8	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the Commission on January 6, 2012).

10.9	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the Commission on January 6, 2012).

10.10	Form of Pledge Agreement (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the Commission on January 6, 2012).

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: February 9, 2012	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2012	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Consulting Agreement, dated December 12, 2011, by and between the Company and A.L. Piccolo & Co., Inc.

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.