Form 10-Q
period 2012-03-31
ASTA FUNDING INC
filed 2012-05-10
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(201) 567-5648

Registrant’s Telephone Number, Including Area Code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

As of May 9, 2012, the registrant had 14,642,789 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$87,635 ,000	$84,347,000
Investments:
Available-for-sale	25,963,000	13,515,000
Certificates of Deposit	2,766,000	9,060,000
Restricted cash	1,090,000	1,031,000
Consumer receivables acquired for liquidation (at net realizable value)	101,836,000	115,195,000
Other investments	7,721,000	—
Due from third party collection agencies and attorneys	2,024,000	2,084,000
Prepaid and income taxes receivable	505,000	3,369,000
Furniture and equipment, net	363,000	563,000
Deferred income taxes	13,281,000	14,358,000
Other assets	4,381,000	4,529,000

Total assets	$247,565,000	$248,051,000

LIABILITIES
Non recourse debt	$66,874,000	$71,604,000
Other liabilities	2,385,000	3,167,000
Dividends payable	293,000	293,000
Income taxes payable	—	31,000

Total liabilities	69,552,000	75,095,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,642,789 at March 31, 2012 and 14,639,456 at September 30, 2011	146,000	146,000
Additional paid-in capital	75,551,000	74,793,000
Retained earnings	103,230,000	98,377,000
Accumulated other comprehensive income (loss), net of tax	30,000	(290,000)
Treasury Stock (at cost)	(993,000)	(70,000)

Total stockholders’ equity	177,964,000	172,956,000
Non-controlling interest	49,000	—

Total Equity	178,013,000	172,956,000

Total liabilities and stockholders’ equity	$247,565,000	$248,051,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues:
Finance income, net	$10,470,000	$11,137,000	$20,260,000	$21,896,000
Other income	1,000,000	97,000	1,649,000	176,000

	11,470,000	11,234,000	21,909,000	22,072,000

Expenses:
General and administrative	6,032,000	5,651,000	10,798,000	11,132,000
Interest (Related party — Period ended March 31, 2012 — Three months, $0; Six months, $0; Period ended March 31, 2011 — Three months, $0; Six months, $86,000)	646,000	739,000	1,320,000	1,618,000
Impairments of consumer receivables acquired for liquidation	611,000	49,000	611,000	49,000

	7,289,000	6,439,000	12,729,000	12,799,000

Income before income tax	4,181,000	4,795,000	9,180,000	9,273,000

Income tax expense	1,672,000	1,940,000	3,694,000	3,752,000

Net Income	2,509,000	2,855,000	5,486,000	5,521,000

Less: net income attributable to non-controlling interest	(49,000)	—	(49,000)	—

Net income attributable to Asta Funding, Inc.	$2,460,000	$2,855,000	$5,437,000	$5,521,000

Net income per share attributable to Asta Funding, Inc.:

Basic	$0.17	$0.20	$0.37	$0.38
Diluted	$0.17	$0.19	$0.37	$0.37

Weighted average number of common shares outstanding:
Basic	14,642,174	14,633,655	14,640,800	14,619,917
Diluted	14,879,480	14,876,437	14,880,213	14,825,060

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Total
			Additional		Other		Stock-	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders’	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Interest	Equity
Balance, September 30, 2011	14,639,456	$146,000	$74,793,000	$98,377,000	$(290,000)	$(70,000)	$172,956,000	$—	$172,956,000
Exercise of options	3,333	—	14,000				14,000		14,000
Stock based compensation expense			744,000				744,000		744,000
Dividends				(584,000)			(584,000)		(584,000)
Accumulated other comprehensive income, net of tax					320,000		320,000		320,000
Net income				5,437,000			5,437,000		5,437,000
Purchase of Treasury Stock						(923,000)	(923,000)		(923,000)
Non-controlling interest							—	49,000	49,000

Balance, March 31, 2012	14,642,789	$146,000	$75,551,000	$103,230 ,000	$30,000	$(993,000)	$177,964,000	$49,000	$178,013 ,000

Comprehensive income is as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Net income	$5,437,000	$5,521,000
Other comprehensive income , net of tax — foreign currency translation	—	76,000
Other comprehensive income, net of tax — unrealized gain on marketable securities	320,000	—
Other comprehensive income, net of tax — earnings attributable to non-controlling interest	49,000	—
Comprehensive income	$5,806,000	$5,597,000

Accumulated other comprehensive income	$30,000	$85,000

Non-controlling interest is as follows:

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
Beginning balance	$—	$—
Earnings attributable to non-controlling interest	49,000	—

Ending balance	$49,000	$—

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income attributable to Asta Funding, Inc.	$5,437,000	$5,521,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260,000	125,000
Deferred income taxes	861,000	912,000
Impairments of consumer receivables acquired for liquidation	611,000	49,000
Stock based compensation	744,000	1,303,000

Changes in:
Other assets	148,000	(816,000)
Due from third party collection agencies and attorneys	60,000	952,000
Income taxes payable and receivable	2,833,000	2,858,000
Other liabilities	(782,000)	(532,000)

Net cash provided by operating activities	10,172,000	10,372,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,675,000)	(5,003,000)
Principal collected on receivables acquired for liquidation	15,376,000	20,955,000
Principal collected on receivable accounts represented by account sales	47,000	152,000
Foreign exchange effect on receivables acquired for liquidation	—	(26,000)
Investment in available-for-sale securities	(11,912,000)	—
Net liquidation of certificates of deposits	6,294,000	—
Other investments	(7,721,000)	—
Purchase of treasury stock	(923,000)	—
Capital expenditures	(60,000)	(186,000)
Non-controlling interest	49,000	—

Net cash (used in) provided by investing activities	(1,525,000)	15,892,000

Cash flows from financing activities:
Proceeds from exercise of options	14,000	5,000
Change in restricted cash	(59,000)	(124,000)
Dividends paid	(584,000)	(584,000)
Repayments of debt, net	(4,730,000)	(18,009,000)

Net cash used in financing activities	(5,359,000)	(18,712,000)

Net increase in cash and cash equivalents	3,288,000	7,552,000

Cash and cash equivalents at the beginning of period	84,347,000	84,235,000

Cash and cash equivalents at end of period	$87,635,000	$91,787,000

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest (fiscal year 2012 Related Party — $0; 2011 Related Party — $122,000)	$1,320,000	$1,689,000
Income taxes	$2,000	$33,000

See accompanying notes to condensed consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”, “we” or “us” ) is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard®, Visa®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio.

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”). The Venture was formed to purchase interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus Funding, LLC (“Pegasus”), a newly-formed subsidiary in which APH owns 80% and PLF owns 20% of the outstanding membership interests. Pegasus will advance to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the six and three month periods ended March 31, 2012 and 2011, the condensed consolidated statement of stockholders’ equity as of and for the six months ended March 31, 2012 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2012 and 2011 are unaudited. The September 30, 2011 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2012 and September 30, 2011, the results of operations for the six and three month periods ended March 31, 2012 and 2011 and cash flows for the six month periods ended March 31, 2012 and 2011 have been made. The results of operations for the six and three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Business and Basis of Presentation (continued)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, amended ASC Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. The implementation of ASU 2011-12 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350), which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, the Company chose to early adopt this guidance for its fiscal year 2011 goodwill impairment test. Adoption of this guidance did not have a material effect on the Company’s result of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of March 31, 2012, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.

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

Note 3: Investments

Available-for-Sale

Investments classified as available-for-sale at March 31, 2012 and September 30, 2011 consist of the following:

Mutual Funds	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012	$25,912,000	$51,000	$—	$25,963,000
September 30, 2011	$14,000,000	$—	$(485,000)	$13,515,000

The available-for-sale investments did not have any contractual maturities. There was one sale during the second quarter of fiscal year 2012, resulting in a realized gain of approximately $117,000.

At March 31, 2012, there were two investments in an unrealized gain position. At September 30, 2011, there were three investments in an unrealized loss position. All of these securities are considered to be acceptable credit risks.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3: Investments (continued)

Certificates of deposit

Certificates of deposit consist of the following:

	March 31,	September 30,
	2012	2011
Certificates of deposits in banks	$2,766,000	$9,060,000

Certificates are generally nonnegotiable and nontransferable, and may incur substantial penalties for withdrawal prior to maturity, which will be within one year. Of the amounts shown above, the following amounts are classified as brokered certificates of deposits:

	March 31,	September 30,
	2012	2011
Brokered certificates of deposits	$250,000	$1,483,000

Brokered certificates of deposit are subject to market fluctuations if sold prior to maturity; however, it is the Company’s intention to hold all certificates of deposit to maturity. All of the brokered securities referenced above are FDIC insured for the principal investment.

Note 4: Consumer Receivables Acquired for Liquidation

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

The Company has liquidating experience in the fields of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, litigation-related medical accounts, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes in which the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2012, approximately $24.9 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $76.9 million are accounted for using the cost recovery method, of which $72.2 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

The Company obtains and utilizes, as appropriate, inputs, including, but not limited to, monthly collection projections and liquidation rates from our third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Six Months Ended March 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(25,878,000)	(9,727,000)	(35,605,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(78,000)	—	(78,000)
Impairment	(611,000)	—	(611,000)
Finance income recognized (1)	18,993,000	1,267,000	20,260,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	73.2%	13.0%	56.8%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	4,530,000	473,000	5,003,000
Net cash collections from collection of consumer receivables acquired for liquidation	(32,281,000)	(10,479,000)	(42,760,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(243,000)	—	(243,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	26,000	26,000
Finance income recognized (1)	20,509,000	1,387,000	21,896,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	63.1%	13.2%	50.9%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

	For the Three Months Ended March 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$28,559,000	$80,807,000	$109,366,000
Acquisitions of receivable portfolios, net	421,000	903,000	1,324,000
Net cash collections from collections of consumer receivables acquired for liquidation	(13,180,000)	(5,486,000)	(18,666,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(47,000)	—	(47,000)
Impairment	(611,000)	—	(611,000)
Finance income recognized (1)	9,755,000	715,000	10,470,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	73.8%	13.0%	56.0%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$43,338,000	$96,241,000	$139,579,000
Acquisitions of receivable portfolios, net	1,871,000	249,000	2,120,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,702,000)	(5,108,000)	(21,810,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(88,000)	—	(88,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	15,000	15,000
Finance income recognized (1)	10,444,000	693,000	11,137,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	62.2%	13.6%	50.9%

(1)	Includes approximately $9.0 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

As of March 31, 2012, the Company had $101,836,000 in Consumer Receivables acquired for Liquidation, of which $24,897,000 are being accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2012 (six months ending)	$8,131,000
September 30, 2013	9,817,000
September 30, 2014	5,491,000
September 30, 2015	929,000
September 30, 2016	624,000
September 30, 2017	30,000
September 30, 2018	—
September 30, 2019	—

Subtotal	25,022,000

Deferred revenue	(125,000)

Total	$24,897,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2012. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the six months and three months ended March 31, 2012 and 2011 are as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$7,473,000	$15,255,000
Income recognized on finance receivables, net	(18,993,000)	(20,510,000)
Additions representing expected revenue from purchases	362,000	1,238,000
Reclassifications from nonaccretable difference	17,265,000	16,359,000

Balance at end of period	$6,107,000	$12,342,000

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$6,500,000	$13,874,000
Income recognized on finance receivables, net	(9,755,000)	(10,445,000)
Additions representing expected revenue from purchases	117,000	506,000
Reclassifications from nonaccretable difference	9,245,000	8,407,000

Balance at end of period	$6,107,000	$12,342,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

During the three and six month periods ended March 31, 2012, the Company purchased $2.9 million and $6.0 million, respectively, of face value of charged-off consumer receivables at a cost of $1.3 million and $2.7 million, respectively.

The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2012 and 2011, respectively:

	For the Six Months Ended March 31,
	2012	2011
Gross collections (1)	$55,357,000	$67,007,000
Commissions and fees (2)	19,674,000	24,004,000

Net collections	$35,683,000	$43,003,000

	For the Three Months Ended March 31,
	2012	2011
Gross collections (1)	$29,392,000	$33,623,000
Commissions and fees (2)	10,679,000	11,725,000

Net collections	$18,713,000	$21,898,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Note 5: Other Investments

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”). The Venture purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus Funding, LLC (“Pegasus”), a newly-formed subsidiary in which APH owns 80% and PLF owns 20% of the outstanding membership interests, which resulted in $49,000 of net income attributable to non-controlling interest during the three and six month period ended March 31, 2012. The Venture advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by the Venture in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

The Company invested in $8.3 million in personal injury claims through March 31 2012, through Pegasus and individual portfolios prior to the closing of the Venture. The investment in the Venture and individual cases invested in before the closing of the Venture, earned $492,000 in interest and fees through the six month period ended March 31, 2012. As of March 31, 2012 the Company’s invested balance in personal injury claims was $7.7 million including interest and fees receivable.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6: Furniture and Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2012	2011
Furniture	$310,000	$310,000
Equipment	3,350,000	3.290,000
Software	180,000	180,000
Leasehold improvements	99,000	99,000

	3,939,000	3,879,000
Less accumulated depreciation	3,576,000	3,316,000

Furniture and equipment balance at end of period, net	$363,000	$563,000

Note 7: Non Recourse Debt

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

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal for fiscal years ending September 30, 2012 through 2014, is $4.5 million, $9.0 million and $53.4 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7: Non Recourse Debt (continued)

Receivables Financing Agreement (continued)

On March 31, 2012 and September 30, 2011, the outstanding balance on this loan was approximately $66.9 million and $71.6 million, respectively. The applicable interest rate at March 31, 2012 and September 30, 2011 was 3.74% and 3.72%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% and for the six month period ended March 31, 2012 as compared to a 3.75% average interest rate for the fiscal year ended September 30, 2011.

The Company’s average debt obligation for the six and three month periods ended March 31, 2012, was approximately $69.1 million as compared to a $77.2 million average debt obligation for the fiscal year ended September 30, 2011. The average interest rate for the three month period ended March 31, 2012 was 3.77%.

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

Senior Secured Discretionary Credit Facility

On December 30, 2011, the Company and certain of its subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of the Company’s subsidiaries and Bank Leumi. Under the Loan Agreement, certain subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. The Company and certain subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of the Company’s assets and the assets of its subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of March 31, 2012, the Company has not utilized this facility.

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

Note 9: Income Recognition and Impairments

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

The Company accounts for its investment in personal injury claims on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by the Venture in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Income Recognition and Impairments (continued)

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. An impairment of $611,000 was recorded during the three and six month periods ended March 31, 2012. An impairment of $49,000 was recorded during the same prior year periods. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required.

The Company’s analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

•

the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and factors this in when establishing initial cash flow expectations;

•

the average balance of the receivables influences the analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for lawsuit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, it is able to factor these variables into the initial expected cash flows;

•

the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in the estimation process. For example, older receivables might be more difficult and/or require more time and effort to collect;

•

past history and performance of similar assets acquired. As the Company purchases portfolios of like assets, it accumulates a significant historical database on the tendencies of debtor repayments and factor this into initial expected cash flows;

•	the Company’s ability to analyze accounts and resell accounts that meet its criteria;

•

jobs or property of the debtors found within portfolios. This is of particular importance with the business model. Debtors with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. The Company believes that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor will pay to clear title or release a lien. The Company also believes that these debtors generally might take longer to repay and that is factored into the initial expected cash flows; and

•	credit standards of the issuer.

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects our determination that it is probable collecting all amounts due according to the portfolio of accounts’ contractual terms will not occur. The Company considers the expected payments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio, coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Income Recognition and Impairments (continued)

The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid. The Company believes the estimated cash flow offers it an adequate return on its acquisition costs after its servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, the Company has the added benefit of soliciting the Company’s third party servicers for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows. As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolio purchases acquired since the beginning of fiscal year 2009, the Company has extended the time frame of the expectation of recovering 100% of the invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of seven years. Portfolios acquired during the first six months of fiscal year 2012 and 2011 include semi-performing litigation-related medical accounts receivable portfolios whereby the Company is assigned the revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets. The expectation of recovering 130% of the investment is projected to be over a three year period. The Company monitors expectations routinely against the actual cash flows and, in the event the cash flows are below the expectations and the Company believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of the expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

Commissions and Fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Note 10: Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carryforwards. The provision for income tax expense for the three month periods ending March 31, 2012 and 2011, respectively, reflects income tax expense at an effective rate of 40.0% and 40.5%. The provision for income tax expense for the six month periods ending March 31, 2012 and 2011, respectively, reflects income tax expense at an effective rate of 40.2% and 40.5%.

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

(Unaudited)

Note 11: Net Income Per Share attributable to Asta Funding, Inc.

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

The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2012 and 2011:

	Six Months Ended March 31,
	2012			2011
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$5,437,000	14,640,800	$0.37	$5,521,000	14,619,917	$0.38
Effect of Dilutive Stock		239,413	—		205,143	(0.01)

Diluted	$5,437,000	14,880,213	$0.37	$5,521,000	14,825,060	$0.37

At March 31, 2012, options to purchase 1,303,408 shares at a weighted average exercise price of $11.97 were not included in the diluted earnings per share calculation as they were antidilutive.

At March 31, 2011, options to purchase 914,646 shares at a weighted average exercise price of $13.55 were not included in the diluted earnings per share calculation as they were antidilutive.

	Three Months Ended March 31,
	2012			2011
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$2,460,000	14,642,174	$0.17	$2,855,000	14,633,655	$0.20
Effect of Dilutive Stock		237,306	—		242,782	(0.01)

Diluted	$2,460,000	14,879,480	$0.17	$2,855,000	14,876,437	$0.19

At March 31, 2012, options to purchase 1,450,075 shares at a weighted average exercise price of $11.55 were not included in the diluted earnings per share calculation as they were antidilutive.

At March 31, 2011, options to purchase 1,021,049 shares at a weighted average exercise price of $12.93 were not included in the diluted earnings per share calculation as they were antidilutive.

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

In December 2011, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 360,000 stock options, of which 150,000 options were awarded to the Chief Executive Officer, and 30,000 stock options were awarded to both the Chief Financial Officer and the Senior Vice President. Additionally, an aggregate of 60,000 shares were issued to five non-employee directors of the Company. The exercise price of these options, issued on December 13, was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	103.9%
Dividend yield	1.03%

On December 22, 2011, the remaining 90,000 stock options were granted to selected full time employees of the Company, who had been employed at the Company for at least six months prior to the date of grant. The exercise price of all stock options was at the market price on the date of the grant.

The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	95.7%
Dividend yield	1.03%

In June 2011, the Compensation Committee granted 50,000 stock options to a consultant of the Company. The exercise price of these options was $11.50 with a term of three years. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.09%
Expected term (years)	3.0
Expected volatility	105.4%
Dividend yield	0.95%

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors adopted the Company’s 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaces the Equity Compensation Plan. The 2012 Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. Two million shares were authorized for issuance under the 2012 Plan. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Plan, which is included as an exhibit to the Company’s reports filed with the SEC.

The general purpose of the 2012 Plan is to provide an incentive to the Company’s employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of the business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out our long range plans and securing growth and financial success of the Company.

The Board believes that the 2012 Plan will advance the interests of the Company by enhancing the Company’s ability to (a) attract and retain employees, directors and consultants who are in a position to make significant contributions, (b) reward employees, directors and consultants for these contributions; and (c) encourage employees, directors and consultants to take into account the long-term interests of the Company through ownership of the Company’s shares. No awards have been issued under the 2012 Plan. As such, there are 2,000,000 shares available as of March 31, 2012. As of March 31, 2012, approximately 83 of the Company’s employees were eligible to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan. In addition to permitting the grant of stock options as permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allowed the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. One million shares were authorized for issuance under the Equity Compensation Plan. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the Equity Compensation Plan, which is included as an exhibit to the Company’s reports filed with the SEC.

The general purpose of the Equity Compensation Plan was to provide an incentive to the Company’s employees, directors and consultants, including executive officers, employees and consultants of any subsidiaries, by enabling them to share in the future growth of the Company’s business. The Board of Directors believes that the granting of stock options and other equity awards promotes continuity of management and increases incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out our long range plans and securing our growth and financial success.

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. All but 265,569 shares were utilized. As of March 21, 2012, no more awards could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

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

The 2002 Plan authorized the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)) and non-qualified stock options to eligible employees of the Company for a ten-year period, including officers and directors of the Company(whether or not employees) and consultants of the Company.

The Company authorized 1,000,000 shares of Common Stock for issuance under the 2002 Plan. All but 6,034 shares were utilized. As of March 5, 2012, no more awards could be issued under this plan.

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

The Company authorized 1,840,000 shares of Common Stock for issuance under the 1995 Stock Option Plan. All but 96,002 shares were utilized. As of September 14, 2005, no more awards could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The following table summarizes stock option transactions under the plans:

	Six Months Ended March 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,294,271	$11.41	922,039	$12.70
Options granted	360,000	7.87	334,800	6.94
Options exercised	(3,333)	4.13	(934)	5.61
Options forfeited	(1,400)	6.10	(1,400)	5.79

Outstanding options at the end of period	1,649,538	$10.66	1,254,505	$11.17

Exercisable options at the end of period	1,128,205	$11.88	953,175	$12.56

	Three Months Ended March 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,652,871	$10.64	1,245,439	$11.18
Options granted	—	—	10,000	8.52
Options exercised	(3,333)	4.13	(934)	5.61
Options forfeited	—	—	—	—

Outstanding options at the end of period	1,649,538	$10.66	1,254,505	$11.17

Exercisable options at the end of period	1,128,205	$11.88	953,175	$12.56

The Company recognized $701,000 and $418,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2012. The Company recognized $1,105,000 and $163,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2011. As of March 31, 2012, there was $2,821,000 of unrecognized compensation expense related to stock option awards. There is no intrinsic value of the outstanding and exercisable options as of March 31, 2012. The intrinsic value of the stock options exercised during the three month period ended March 31, 2012 was approximately $12,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The following table summarizes information about the Plans outstanding options as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.8751 – $5.7500	186,867	3.4	$3.96	182,667	$3.99
$5.7501 – $8.6250	859,400	8.8	7.78	375,600	7.74
$8.6251– $14.3750	50,000	9.2	11.50	16,667	11.50
$14.3751 – $17.2500	198,611	1.6	14.88	198,611	14.88
$17.2501 – $20.1250	339,660	2.6	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	4.7	28.75	15,000	28.75

	1,649,538	6.0	$10.66	1,128,205	$11.88

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	21,843	$19.73	17,669	$19.73
Awards granted	—	7.63	32,765	7.63
Vested	(10,921)	15.11	(28,591)	15.11
Forfeited	—	—	—	—

Unvested at the end of period	10,922	$7.63	21,843	$7.63

Three Months Ended March 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	10,922	$7.63	21,843	$7.63
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	10,922	$7.63	21,843	$7.63

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The Company recognized $43,000 and $21,000 of compensation expense related to the restricted stock awards during the six month and three month periods ended March 31, 2012. The Company recognized $288,000 and $142,000 of compensation expense related to restricted stock awards during the six and three month periods ended March 31, 2011. As of March 31, 2012, there was $59,000 of unrecognized compensation cost related to unvested restricted stock.

Note 14: Stockholders’ Equity

For the six months ended March 31, 2012, the Company declared dividends of $584,000, or $.02 per share. Of this amount $292,000 was paid during the six months ended March 31, 2012 and $292,000 was accrued as of March 31, 2012 and paid May 1, 2012. As of March 31, 2012, stockholders’ equity includes an amount for other comprehensive income of $30,000, which relates to unrealized gains. In addition, $49,000 related to the non-controlling interest in the Venture, has been included in Stockholders’ Equity. On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the repurchase of up to $20 million of the Company’s common stock, which is effective through March 11, 2013. This share repurchase authorization supersedes the authorization to repurchase shares in June 2011, pursuant to which the Company purchased approximately 59,000 shares of its common stock for an aggregate purchase price of $455,000. The Company has purchased approximately 66,000 shares at an aggregate purchase price of approximately $538,000 under the new plan.

Note 15: Fair Value of Financial Instruments

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents (Level 1)	$87,635,000	$87,635,000	$84,347,000	$84,347,000
Available-for-sale investments (Level 1)	25,963,000	25,963,000	13,515,000	13,515,000
Certificates of deposit (Level 1)	2,766,000	2,766,000	9,060,000	9,060,000
Consumer receivables acquired for liquidation (Level 3)	101,836,000	119,701,000	115,195,000	135,234,000
Financial liabilities
Non Recourse Debt (Level 2)	66,874,000	66,874,000	71,604,000	71,604,000

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

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for sale investments as of September 30, 2011, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). There were no available-for-sale investments as of September 30, 2011. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

Level 3- Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. There have been no transfers in or out of Level 1. Additionally, there have been no investments in Level 2 or Level 3 to date.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, including Pegasus Funding, LLC, and others not considered material (collectively, the “Company,” “we” or “us”), is primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables, and through Pegasus Funding, LLC, funding of personal injury litigation claims.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

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

Personal Injury Litigation Funding Business

We have recently entered into a joint venture with Pegasus Legal Funding, LLC, forming Pegasus Funding, LLC, pursuant to which we purchase interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Through the joint venture, we advance to each personal injury claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by us in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

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

We account for our investment in finance receivables using the interest method under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorating Credit Quality, (“ASC 310”). Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

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

We account for the investment in personal injury claims on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus Funding, LLC in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

Results of Operations

The six-month period ended March 31, 2012, compared to the six-month period ended March 31, 2011

Finance income. For the six month period ended March 31, 2012, finance income decreased $1.6 million or 7.5% to $20.3 million from $21.9 million for the six month period ended March 31, 2011. Finance income has decreased primarily due to the lower level of portfolio purchases and, as a result, the increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased $6.0 million in face value of new portfolios at a cost of $2.7 million in the first six months of fiscal year 2012 as compared to purchased $13.7 million in face value at a cost of $5.0 million, in the same prior year period.

During the first six months of fiscal year 2012, gross collections decreased 17.4% to $55.4 million from $67.0 million for the six months ended March 31, 2011, reflecting the lower level of purchases, and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $4.3 million, or 18.0% for the six months ended March 31, 2012 as compared to the same period in the prior year and averaged 35.5% of collections for the six months ended March 31, 2012 as compared to 35.8% in the same prior year period. Net collections decreased 17.0% to $35.7 million from $43.0 million for the six months ended March 31, 2011. Income recognized from fully amortized portfolios (zero based revenue) was $17.8 million for the six month periods ended March 31, 2012 and 2011, respectively.

Other income. The following table summarizes Other income for the six month periods ended March 31, 2012 and 2011

	2012	2011
Interest and dividend income	$803,000	$238,000
Personal injury fee income	492,000	—
Realized gain	117,000	—
Service fee income	54,000	33,000
Other	183,000	(95,000)

	$1,649,000	$176,000

General and administrative expenses. During the six months ended March 31, 2012, general and administrative expenses decreased $334,000 or 3% to $10.8 million from $11.1 million for the six months ended March 31, 2011. The decrease in general and administrative expenses is attributable to, among other items, the decrease in compensation expenses, including stock based compensation expense, lower collection expenses and technology costs.

Interest expense. During the six month period ended March 31, 2012, interest expense decreased $298,000 or 18% to $1.3 million from $1.6 million in the same prior year period. The decrease in interest expense is primarily the result of the continued repayment of our non-recourse debt.

Impairments. Impairments of $611,000 were recorded in the six month period ended March 31, 2012 as compared to an impairment of $49,000 recorded during the six month period ended March 31, 2011.

Income tax expense. Income tax expense, consisting of federal and state income taxes, was $3.7 million for the six months ended March 31, 2012, as compared to income tax expense of $3.8 million for the comparable 2011 period.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $49,000 in fiscal year 2012 related to Pegasus Legal Funding, LLC’s 20% interest in Pegasus Funding, LLC.

Net income attributable to Asta Funding, Inc. For the six months ended March 31, 2012, net income was $5.4 million, as compared to net income of $5.5 million for the six month period ended March 31, 2011.

The three-month period ended March 31, 2012, compared to the three-month period ended March 31, 2011

Finance income. For the three month period ended March 31, 2012, finance income was $10.5 million as compared to $11.1 million for the three month period ended March 31, 2011. Although portfolio purchases have been limited and has produced lower finance income, this lower level of finance income was offset by increased zero based income. The Company purchased $2.9 million in face value of new portfolios at a cost of $1.3 million in the second quarter of fiscal year 2012 as compared to the purchase of portfolios with a face value of $6.1 million at a cost of $2.1 million in the same prior year period.

During the second quarter of fiscal year 2012, gross collections decreased 12.6%. to $29.4 million from $33.6 million for the three months ended March 31, 2011. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.0 million, or 8.9%, for the three months ended March 31, 2012 as compared to the same period in the prior year and averaged 36.3% of collections during the three-month period ended March 31, 2012. Net collections decreased by 14.5% to $18.7 million from $21.9 million for the three months ended March 31, 2011. Income recognized from fully amortized portfolios (zero based revenue) was $9.2 million and $9.0 million for the three months ended March 31, 2012 and 2011, respectively.

Other income. The following table summarizes Other income for the three month periods ended March 31, 2012 and 2011

	2012	2011
Interest and dividend income	$358,000	$144,000
Personal injury fee income	492,000	—
Realized gain	117,000	—
Service fee income	30,000	16,000
Other	3,000	(63,000)

	$1,000,000	$97,000

General and administrative expenses. During the three-month period ended March 31, 2012, general and administrative expenses increased $381,000 or 6.7% to $6.0 million from $5.7 million for the three months ended March 31, 2011 The increase in general & administrative expenses in the second quarter of fiscal year 2012 was related to an increase in non-cash related stock based compensation expense, depreciation expense and expenses related to the new joint venture, Pegasus Funding, LLC.

Interest expense. During the three-month period ended March 31, 2012, interest expense was $647,000 compared to $739,000 in the same period in the prior year. The decrease in interest expense is the result of the continued repayment of our non-recourse debt.

Impairments. Impairments of $611,000 were recorded in the three month period ended March 31, 2012 as compared to an impairment of $49,000 recorded during the three month period ended March 31, 2011.

Income tax expense. Income tax expense was $1.7 million for the three month period ended March 31, 2012 as compared to $1.9 million for the three month period ended March 31, 2011.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $49,000 in fiscal year 2012 related to Pegasus Legal Funding, LLC’s 20% interest in Pegasus Funding, LLC.

Net income attributable to Asta Funding, Inc. Net income was $2.5 million for the three month period ended March 31, 2012 as compared to $2.9 million for the three month period ended March 31, 2011.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on receivable portfolios we have acquired. Our primary uses of cash include repayments of debt, investment in personal injury claims through Pegasus Funding, LLC, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past, we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.

Receivables Financing Agreement

In March 2007, Palisades XVI entered into a receivables financing agreement (the “Receivables Financing Agreement”) with the Bank of Montreal (“BMO”), as amended in July 2007, December 2007, May 2008, February 2009 and October 2010 in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modifications, discussed below, the debt was full recourse only to Palisades XVI and accrued interest at the rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, our wholly-owned subsidiary, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

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

As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, we provided BMO a limited recourse, subordinated guaranty, secured by our assets of the Company, in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against us until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of our existing senior lending facility or any successor senior facility.

On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extended the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduced the minimum monthly payment to $750,000; (iii) accelerated our guaranty credit enhancement of $8,700,000, which was paid upon the execution of the Fifth Amendment; (iv) eliminated our limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revised the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, we entered into the Omnibus Termination Agreement (the “Termination Agreement”). The Termination Agreement provides that, upon payment of $8,700,000 to the Lender and execution of the Fifth Amendment, the following agreements, which were entered into by us and certain of our affiliated entities in connection with the guaranty of the outstanding loans under the Receivables Financing Agreement, were terminated: (i) the Subordinated Limited Recourse Guaranty Agreement, dated February 20, 2009, among us, our subsidiaries, and BMO; (ii) the Subordinated Guarantor Security Agreement, dated February 20, 2009; (iii) the Limited Recourse Guaranty Agreement, dated as of February 20, 2009; and (iv) the Intercreditor Agreement, dated February 20, 2009. The Termination Agreement was effective as of October 14, 2010.

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for fiscal years ending September 30, 2012 through 2014, is $4.5 million. $9.0 million and $53.4 million, respectively.

On March 31, 2012 and 2011, the outstanding balance on this loan was approximately $66.9 million and $76.9 million, respectively. The applicable interest rate at March 31, 2012 and 2011 was 3.74% and 3.76%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76 and 3.77% for the six-month periods ended March 31, 2012 and 2011, respectively. We were in compliance with all covenants that support the Receivables Financing Agreement at March 31, 2012.

Senior Secured Discretionary Credit Facility

On December 30, 2011, we and certain of our subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of our subsidiaries and Bank Leumi. Under the Loan Agreement, certain of our subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. We and certain of our subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of our assets and the assets of our subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of March 31, 2012, we have not utilized the Credit Facility.

Other Investments – Pegasus Funding, LLC

On December 28, 2011, we, through ASFI Pegasus Holdings, LLC (“APH”), our newly-formed indirect subsidiary, entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”). The Venture purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus Funding, LLC (“Pegasus”), a newly-formed subsidiary in which APH owns 80% and PLF owns 20% of the outstanding membership interests. Pegasus will advance to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

In connection with the Venture, pursuant to a Revolving Credit Agreement (the “Credit Agreement”), Security Agreement (the “Security Agreement”) and Secured Revolving Credit Note (the “Note”), Fund Pegasus, LLC, our indirect wholly-owned subsidiary (“Fund Pegasus”), agreed to fund Pegasus an aggregate of up to $109 million over a five (5) year period, payable in one or more installments up to a maximum of $21.8 million per year, consisting of up to $20,000,000 to purchase claims and up to $1.8 million to cover Pegasus’ overhead expenses (which amount includes a 4% management fee payable by Pegasus to PLF). The amounts shall accrue interest at the annual rate of 1%, which interest shall be paid monthly to Fund Pegasus by Pegasus.

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

Any cash received by Pegasus (“Distributable Cash Flow”) from the payment to Pegasus with respect to all or part of a purchased claim upon the adjudication or settlement of such claim (“Liquidation”), shall be distributed by Pegasus within ten days following the end of each calendar month, subject to certain exceptions, in the following order:

(i) First, to Fund Pegasus, until Fund Pegasus has received an amount equal to the funds provided to Pegasus corresponding to each claim for which a Liquidation has been received by Pegasus during the prior 90 day period;

(ii) Next, to Fund Pegasus in the amount equal to 9% of the amount paid to Fund Pegasus under Section (i) above; and

(iii) Next, to APH and PLF in accordance with their respective percentage interests in Pegasus.

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

Cash Flow

During the six month period ended March 31, 2012, our cash and cash equivalents increased $3.3 million compared to $7.6 million during the same prior year period as reductions in cash used in financing in the current year period were more than offset by increases in cash used in investing activities. Net cash provided by operations for the two six month periods was essentially flat.

Net cash provided by operating activities was $10.2 million during the six month period ended March 31, 2012, compared to $10.4 million for the six months ended March 31, 2011. The slight decrease in net cash provided by operating activities is primarily attributable to lower net income. Net cash used in investing activity was $1.5 million during the six months ended March 31, 2012 compared to net cash provided by investing activities of $15.9 million for the six months ended March 31, 2011. The reduction in net cash provided by investing activity is primarily attributable to investments in available-for-sale securities in the current period and also a reflection of lower collections, largely resulting from reduced purchase levels compared to recent years. Net cash used in financing activities decreased to $5.4 million for the six months ended March 31, 2012 from $18.7 million for the same prior year period. The decrease reflects the prior fiscal year payment associated with the Fifth Amendment to the Receivable Financing Agreement and the final payments of the subordinated debt in the prior fiscal year.

Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our debt facilities, investment in the Venture, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid if approved by the Board of Directors. Acquisitions have been financed primarily through cash flows from operating activities and a credit facility. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to purchase portfolios and operate the business. However, as the collection environment remains challenging, we may borrow funds under our Credit Facility or seek additional financing.

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

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Six Months Ended March 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(25,878,000)	(9,727,000)	(35,605,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(78,000)	—	(78,000)
Impairment	(611,000)	—	(611,000)
Finance income recognized (1)	18,993,000	1,267,000	20,260,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	73.2%	13.0%	56.8%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	4,530,000	473,000	5,003,000
Net cash collections from collection of consumer receivables acquired for liquidation	(32,281,000)	(10,479,000)	(42,760,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(243,000)	—	(243,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	26,000	26,000
Finance income recognized (1)	20,509,000	1,387,000	21,896,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	63.1%	13.2%	50.9%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$28,559,000	$80,807,000	$109,366,000
Acquisitions of receivable portfolios, net	421,000	903,000	1,324,000
Net cash collections from collections of consumer receivables acquired for liquidation	(13,180,000)	(5,486,000)	(18,666,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(47,000)	—	(47,000)
Impairment	(611,000)	—	(611,000)
Finance income recognized (1)	9,755,000	715,000	10,470,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	72.6%	13.0%	50.9%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$43,338,000	$96,241,000	$139,579,000
Acquisitions of receivable portfolios, net	1,871,000	249,000	2,120,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,702,000)	(5,108,000)	(21,810,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(88,000)	—	(88,000)
Impairments	(49,000)	—	(49,000)
Effect of foreign currency translation	—	15,000	15,000
Finance income recognized (1)	10,444,000	693,000	11,137,000

Balance, end of period	$38,814,000	$92,090,000	$130,904,000

Finance income as a percentage of collections	62.2%	13.6%	50.9%

(1)	Includes approximately $9.0 million derived from fully amortized portfolios.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Additional Supplementary Information:

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the six months ended March 31, 2012, we purchased portfolios with a face value of $6.0 million for an aggregate purchase price of $2.7 million.

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.

Collections Represented by Account Sales

Period	Collections Represented By Account Sales	Finance Income Earned
Six months ended March 31, 2012	$78,000	$31,000
Three months ended March 31, 2012	$47,000	$19,000
Six months ended March 31, 2011	$243,000	$91,000
Three months ended March 31, 2011	$88,000	$36,000

Portfolio Performance (1)

(Interest method portfolios only)

		Cash			Total estimated
		Collections	Estimated	Total	Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,656,000	$—	$105,656,000	162%
2002	36,557,000	48,269,000	—	48,269,000	132%
2003	115,626,000	220,121,000	—	220,121,000	190%
2004	103,743,000	189,596,000	49,000	189,645,000	183%
2005	126,023,000	221,667,000	1,759,000	223,426,000	177%
2006	163,392,000	263,089,000	3,718,000	266,807,000	163%
2007	109,235,000	102,515,000	13,254,000	115,769,000	106%
2008	26,626,000	48,175,000	95,000	48,270,000	181%
2009	19,127,000	32,926,000	3,182,000	36,108,000	189%
2010	7,698,000	16,198,000	1,092,000	17,290,000	225%
2011	6,619,000	2,488,000	6,378,000	8,866,000	134%
2012	1,278,000	162,000	1,477,000	1,639,000	128%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include estimated collections from portfolios that are zero basis.
(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350), which amends and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, we adopted this guidance for its fiscal year 2011 goodwill impairment test. Adoption of this guidance did not to have a material effect on our result of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. Adoption of this update did not have a material effect on our results of operations or financial condition.

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

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810), which represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. We adopted ASU 2009-17 as of October 1, 2010, which did not have a significant effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At March 31, 2012, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $66.9 million. A 25 basis-point increase in interest rates would have increased our interest expense for the six month period ended March 31, 2012 by approximately $86,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures.

As of March 31, 2012, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Common Stock

We have a share repurchase program that authorizes us to purchase up to $20.0 million of shares of our common stock through March 11, 2013. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of the fiscal year ended September 30, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from January 1, 2012 through January 31, 2012	-0-	-0-	-0-	$19,930,000
Repurchases from February 1, 2012 through February 29, 2012	33,207	$7.69	33,207	$19,675,000
Repurchases from March 1, 2012 through March 31, 2012	83,231	$8.01	83,231	$19,007,000

(1)	On March 9, 2012, our board of directors authorized the repurchase of up to $20.0 million of shares of our common stock through a non-discretionary stock re-purchase plan.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Revolving Credit Agreement, dated December 28, 201 1, by and between Pegasus Funding, LLC and Fund Pegasus, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed with the SEC on January 4, 2012)

10.2	Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed with the SEC on January 4, 2012)

10.3	Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed with the SEC on January 4, 2012)

10.4	Operating Agreement of Pegasus Funding, LLC, dated December 28, 2011 (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed with the SEC on January 4, 2012)

10.5	Loan Agreement, dated December 30, 2011, by and between certain subsidiaries of the Company and Bank Leumi USA (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed with the SEC on January 6, 2012)

10.6	Form of Revolving Note (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed with the SEC on January 6, 2012)

10.7	Form of Guaranty (incorporated by reference to Exhibit 10.3 of the current report on Form 8-K filed with the SEC on January 6, 2012)

10.8	Form of Security Agreement (incorporated by reference to Exhibit 10.4 of the current report on Form 8-K filed with the SEC on January 6, 2012)

10.9	Form of Pledge Agreement (incorporated by reference to Exhibit 10.5 of the current report on Form 8-K filed with the SEC on January 6, 2012)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: May 10, 2012	By:	/s/ Gary Stern
Gary Stern, Chairman, President,
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Robert J. Michel
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