Form 10-Q
period 2012-06-30
ASTA FUNDING INC
filed 2012-08-09
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the registrant had 12,980,841 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,981,000	$84,347,000
Investments:
Available-for-sale	58,075,000	13,515,000
Certificates of Deposit	27,566,000	9,060,000
Restricted cash	1,230,000	1,031,000
Consumer receivables acquired for liquidation (at net realizable value)	93,740,000	115,195,000
Other investments	13,036,000	—
Due from third party collection agencies and attorneys	2,031,000	2,084,000
Prepaid and income taxes receivable	—	3,369,000
Furniture and equipment, net	216,000	563,000
Deferred income taxes	12,747,000	14,358,000
Other assets	4,899,000	4,529,000

Total assets	$237,521,000	$248,051,000

LIABILITIES
Non recourse debt	$64,283,000	$71,604,000
Other liabilities	2,775,000	3,167,000
Dividends payable	268,000	293,000
Income taxes payable	1,052,000	31,000

Total liabilities	68,378,000	75,095,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,658,789 at June 30, 2012 and 14,639,456 at September 30, 2011	146,000	146,000
Additional paid-in capital	76,035,000	74,793,000
Retained earnings	106,012,000	98,377,000
Accumulated other comprehensive income (loss), net of tax	60,000	(290,000)
Treasury stock, at cost, 1,446,238 shares at June 30, 2012 and 8.900 shares at September 30, 2011	(13,176,000)	(70,000)

Total stockholders’ equity	169,077,000	172,956,000
Non-controlling interest	66,000	—

Total Equity	169,143,000	172,956,000

Total liabilities and stockholders’ equity	$237,521,000	$248,051,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Finance income, net	$10,501,000	$11,170,000	$30,761,000	$33,066,000
Other income	1,070,000	127,000	2,719,000	303,000

	11,571,000	11,297,000	33,480,000	33,369,000

Expenses:
General and administrative	5,694,000	4,971,000	16,492,000	16,103,000
Interest (Related party — Period ended June 30, 2011 — Nine months, $86,000)	619,000	711,000	1,939,000	2,329,000
Impairments of consumer receivables acquired for liquidation	122,000	—	733,000	49,000

	6,435,000	5,682,000	19,164,000	18,481,000

Income before income tax	5,136,000	5,615,000	14,316,000	14,888,000

Income tax expense	2,071,000	2,271,000	5,765,000	6,023,000

Net Income	3,065,000	3,344,000	8,551,000	8,865,000

Less: net income attributable to non-controlling interest	17,000	—	66,000	—

Net income attributable to Asta Funding, Inc.	$3,048,000	3,344,000	$8,485,000	$8,865,000

Net income per share attributable to Asta Funding, Inc.:

Basic	$0.22	$0.23	$0.59	$0.61
Diluted	$0.21	$0.23	$0.58	$0.60

Weighted average number of common shares outstanding:
Basic	14,170,575	14,620,190	14,440,224	14,624,685
Diluted	14,429,043	14,858,059	14,683,641	14,824,152

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated		Total Stockholders’
			Additional		Other			Non-
	Common Stock		Paid-in	Retained	Comprehensive	Treasury		Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock (1)	Equity	Interest	Equity
Balance, September 30, 2011	14,639,456	$146,000	$74,793,000	$98,377,000	$(290,000)	$(70,000)	$172,956,000	$—	$172,956,000
Exercise of options	19,333	—	61,000				61,000		61,000
Stock based compensation expense			1,181,000				1,181,000		1,181,000
Dividends				(850,000)			(850,000)		(850,000)
Accumulated other comprehensive income, net of tax					350,000		350,000		350,000
Net income				8,485,000			8,485,000		8,485,000
Purchase of Treasury Stock						(13,106,000)	(13,106,000)		(13,106,000)
Non-controlling interest							—	66,000	66,000

Balance, June 30, 2012	14,658,789	$146,000	$76,035,000	$106,012,000	$60,000	$(13,176,000)	$169,077,000	$66,000	$169,143,000

(1)	Treasury shares are as follows: September 30, 2011, 8,900; Purchase of treasury stock, 1,437,338; June 30, 2012, 1,446,238.

Comprehensive income is as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Net income	$8,485,000	$8,865,000
Other comprehensive income , net of tax — foreign currency translation	—	96,000
Other comprehensive income, net of tax — unrealized gain on marketable securities	350,000	—
Other comprehensive income, net of tax — earnings attributable to non-controlling interest	65,000	—

Comprehensive income	$8,900,000	$8,961,000

Accumulated other comprehensive income	$60,000	$105,000

Non-controlling interest is as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Beginning balance	$—	$—
Earnings attributable to non-controlling interest	65,000	—

Ending balance	$65,000	$—

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$8,485,000	$8,865,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410,000	214,000
Deferred income taxes	1,375,000	1,455,000
Impairments of consumer receivables acquired for liquidation	733,000	49,000
Stock based compensation	1,181,000	1,723,000

Changes in:
Other assets	(370,000)	(505,000)
Due from third party collection agencies and attorneys	53,000	468,000
Income taxes payable and receivable	4,390,000	4,600,000
Other liabilities	(392,000)	(543,000)

Net cash provided by operating activities	15,865,000	16,326,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,675,000)	(6,836,000)
Principal collected on receivables acquired for liquidation	23,344,000	31,462,000
Principal collected on receivable accounts represented by account sales	53,000	211,000
Foreign exchange effect on receivables acquired for liquidation	—	(56,000)
Investment in available-for-sale securities	(43,974,000)	—
Net investment in certificates of deposits	(18,506,000)	—
Other investments	(13,036,000)	—
Capital expenditures	(63,000)	(195,000)
Non-controlling interest	66,000	—

Net cash (used in) provided by investing activities	(54,791,000)	24,586,000

Cash flows from financing activities:
Proceeds from exercise of options	61,000	12,000
Purchase of treasury stock	(13,106,000)	—
Change in restricted cash	(199,000)	189,000
Dividends paid	(875,000)	(878,000)
Repayments of debt, net	(7,321,000)	(20,641,000)

Net cash used in financing activities	(21,440,000)	(21,318,000)

Net (decrease) increase in cash and cash equivalents	(60,366,000)	19,594,000

Cash and cash equivalents at the beginning of period	84,347,000	84,235,000

Cash and cash equivalents at end of period	$23,981,000	$103,829,000

Supplemental disclosure of cash flow information:

Cash paid during the period
Interest (fiscal year 2012 Related Party — $0; 2011 Related Party — $122,000)	$1,961,000	$2,420,000
Income taxes	$2,000	$33,000

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

In May 2012, the Company continued its expansion into the litigation funding industry by entering into a joint venture (the “BP Venture”) with Balance Point Divorce Funding, LLC (“Balance Point”). The BP Venture, through a newly-formed indirect subsidiary, BP Case Management, LLC (“BPCM”), will provide non-recourse funding to claimants in matrimonial actions. Such funds can be used for legal fees, expert costs and necessary living expenses. The BP Venture will receive an agreed percentage of the proceeds received by such claimant upon final resolution of the case. BPCM’s profits and losses will be distributed 60% to us and 40% to Balance Point, after the return of our investment, on a case by case basis, and after a 15% preferred return to us.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Business and Basis of Presentation (continued)

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2012 and 2011, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2012 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2012 and 2011 are unaudited. The September 30, 2011 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2012 and September 30, 2011, the results of operations for the nine and three month periods ended June 30, 2012 and 2011 and cash flows for the nine month periods ended June 30, 2012 and 2011 have been made. The results of operations for the nine and three month periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, amended Accounting Standards Codification (“ASC”) Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. The implementation of ASU 2011-12 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350), which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, the Company chose to early adopt this guidance for its fiscal year 2011 goodwill impairment test. Adoption of this guidance did not have a material effect on the Company’s result of operations or financial condition.

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

a. Fair value measurement disclosures are to be made for each class of assets and liabilities

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of June 30, 2012, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.

Reclassifications

Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2: Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3: Investments

Available-for-Sale

Investments classified as available-for-sale at June 30, 2012 and September 30, 2011 consist of the following:

Mutual	Amortized	Unrealized	Unrealized	Fair
Funds	Cost	Gains	Losses	Value

June 30, 2012	$57,974,000	$101,000	$—	$58,075,000
September 30, 2011	$14,000,000	$—	$(485,000)	$13,515,000

The available-for-sale investments did not have any contractual maturities. There was one sale during fiscal year 2012, resulting in a realized gain of approximately $117,000.

At June 30, 2012, the Company was in an unrealized gain position. At September 30, 2011, there were three investments in an unrealized loss position. All of these securities are considered to be acceptable market risks.

Certificates of deposit

Certificates of deposit consist of the following:

	June 30,	September 30,
	2012	2011

Certificates of deposits in banks	$27,566,000	$9,060,000

Certificates are generally nonnegotiable and nontransferable, and may incur substantial penalties for withdrawal prior to maturity, which will be within one year. Of the amounts shown above, the following amounts are classified as brokered certificates of deposits:

	June 30,	September 30,
	2012	2011

Brokered certificates of deposits	$—	$1,483,000

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

The Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In such case, all cash collections are recognized as revenue when received. During the third quarter of fiscal year 2012, as a result of the unpredictability of the timing of future cash flows, the Company transferred that portion of its medical account portfolio that had been accounted for under the interest method ($6.5 million) to the cost recovery method.

The Company has liquidating experience in the fields of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, litigation-related medical accounts, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes in which the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2012, approximately $15.2 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $78.5 million are accounted for using the cost recovery method, of which $68.5 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

The Company obtains and utilizes, as appropriate, inputs, including, but not limited to, monthly collection projections and liquidation rates from its third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Nine Months Ended June 30, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(38,550,000)	(15,519,000)	(54,069,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(89,000)	—	(89,000)
Transfer to Cost Recovery	(6,484,000)	6,484,000	—
Impairment	(733,000)	—	(733,000)
Finance income recognized (1)	28,641,000	2,120,000	30,761,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	74.1%	13.7%	56.8%

(1)	Includes approximately $27.4 million derived from fully amortized portfolios.

	For the Nine Months Ended June 30, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	6,146,000	690,000	6,836,000
Net cash collections from collection of consumer receivables acquired for liquidation	(48,834,000)	(15,556,000)	(64,390,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(349,000)	—	(349,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	56,000	56,000
Finance income recognized (1)	30,998,000	2,068,000	33,066,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.3%	51.1%

(1)	Includes approximately $26.9 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

	For the Three Months Ended June 30, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$24,897,000	$76,939,000	$101,836,000
Acquisitions of receivable portfolios, net	—	—	—
Net cash collections from collections of consumer receivables acquired for liquidation	(12,672,000)	(5,792,000)	(18,464,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(11,000)	—	(11,000)
Transfer to Cost Recovery	(6,484,000)	6,484,000	—
Impairment	(122,000)	—	(122,000)
Finance income recognized (1)	9,648,000	853,000	10,501,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	76.1%	14.7%	56.8%

(1)	Includes approximately $9.6 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$38,814,000	$92,090,000	$130,904,000
Acquisitions of receivable portfolios, net	1,616,000	217,000	1,833,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,553,000)	(5,077,000)	(21,630,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(106,000)	—	(106,000)
Impairment	—	—	—
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	10,489,000	681,000	11,170,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.4%	51.4%

(1)	Includes approximately $9.1 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

As of June 30, 2012, the Company had $93,740,000 in Consumer Receivables acquired for Liquidation, of which $15,256,000 are being accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2012 (three months ending)	$3,353,000
September 30, 2013	7,120,000
September 30, 2014	3,608,000
September 30, 2015	746,000
September 30, 2016	618,000
September 30, 2017	30,000
September 30, 2018	—
September 30, 2019	—

Subtotal	15,475,000

Deferred revenue	(219,000)

Total	$15,256,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of June 30, 2012. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine months and three months ended June 30, 2012 and 2011 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Balance at beginning of period	$7,473,000	$15,255,000
Income recognized on finance receivables, net	(28,536,000)	(30,998,000)
Additions representing expected revenue from purchases	362,000	1,698,000
Transfers to Cost Recovery	(1,840,000)	—
Reclassifications from nonaccretable difference	25,880,000	24,597,000

Balance at end of period	$3,339,000	$10,552,000

	Three Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Balance at beginning of period	$6,107,000	$12,342,000
Income recognized on finance receivables, net	(9,543,000)	(10,488,000)
Additions representing expected revenue from purchases	—	460,000
Transfers to Cost Recovery	(1,840,000)	—
Reclassifications from nonaccretable difference	8,615,000	8,238,000

Balance at end of period	$3,339,000	$10,552,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

During the three and nine month periods ended June 30, 2012, the Company purchased $0 and $6.0 million, respectively, of face value of charged-off consumer receivables at a cost of $0 and $2.7 million, respectively.

The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and direct costs for the nine and three month periods ended June 30, 2012 and 2011, respectively:

	For the Nine Months Ended June 30,
	2012	2011
Gross collections (1)	$83,379,000	$100,566,000

Commissions and fees (2)	29,221,000	35,827,000

Net collections	$54,158,000	$64,739,000

	For the Three Months Ended June 30,
	2012	2011
Gross collections (1)	$28,023,000	$33,559,000

Commissions and fees (2)	9,548,000	11,824,000

Net collections	$18,475,000	$21,735,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Note 5: Other Investments

Personal Injury Claims

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”). The Venture purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus, a newly-formed subsidiary in which APH owns 80% and PLF owns 20% of the outstanding membership interests, which resulted in $ net income attributable to non-controlling interest of $17,000 and $66,000 during the three and nine month period, respectively, ended June 30, 2012. The Venture advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

The Company invested in $8.3 million in personal injury claims, through Pegasus and individual portfolios prior to the closing of the Venture. The investment in the Venture and individual cases invested in before the closing of the venture, earned $999,000 in interest and fees through the nine month period ended June 30, 2012. As of June 30, 2012, the Company’s invested balance in personal injury claims was $13.0 million including interest and fees receivable.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5: Other Investments (continued)

Divorce Funding

On May 18, 2012 the Company, formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. Such funds can be used for legal fees, expert costs and necessary living expenses. BPCM receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BPCM’s profits will be distributed 60% to the Company and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis, and after a 15% preferred return to the Company. The Company’s initial investment in BPCM consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million. Each tranche is contingent upon a minimum 15% cash-on-cash return to the Company. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million and $15 million, also with a $15 % preferred return and such investments may exceed a total of $50 million at the Company’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect the Company’s priority to a 15% preferred return.

The Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, and which may be extended, under certain circumstances, for an additional 24 month period. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of June 30, 2012, the Company’s investment in the cases through BPCM was approximately $455,000.

Note 6: Furniture and Equipment

Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2012	2011
Furniture	$310,000	$310,000
Equipment	3,353,000	3,290,000
Software	180,000	180,000
Leasehold improvements	99,000	99,000

Total	3,942,000	3,879,000
Less accumulated depreciation	3,726,000	3,316,000

Furniture and equipment balance, end of period	$216,000	$563,000

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

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal for fiscal years ending September 30, 2012 through 2014, is $2.3 million, $9.0 million, and $53.0 million, respectively.

On June 30, 2012 and September 30, 2011, the outstanding balance on this loan was approximately $64.3 million and $71.6 million, respectively. The applicable interest rate at June 30, 2012 and September 30, 2011 was 3.74% and 3.76%, respectively. The average interest rate of the Receivable Financing Agreement was 3.75% for the nine month period ended June 30, 2012 as compared to a 3.75% average interest rate for the fiscal year ended September 30, 2011.

The Company’s average debt obligation for the nine month period ended June 30, 2012, was approximately $68.1 million as compared to a $77.2 million average debt obligation for the fiscal year ended September 30, 2011. The average interest rate for the three month periods ended June 30, 2012 was 3.74%.

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

Senior Secured Discretionary Credit Facility

On December 30, 2011, the Company and certain of its subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of the Company’s subsidiaries and Bank Leumi. Under the Loan Agreement, certain subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. The Company and certain subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of the Company’s assets and the assets of its subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of June 30, 2012, the Company has not utilized the Credit Facility.

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

Litigation

In the ordinary course of its business, the Company is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits against consumers, using its network of third party law firms. In addition, consumers initiate litigation against the Company from time to time, alleging that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these matters are material to its business and financial condition. The Company is not involved in any material litigation in which it is a defendant.

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

Finance income is recognized on cost recovery portfolios after the carrying value has been fully recovered through collections or amounts written down. During the third quarter of fiscal year 2012, as a result of the uncertainty of future cash flows, the Company transferred that portion of its medical account portfolio that had been accounted for under the interest method ($6.5 million) to the cost recovery method.

The Company accounts for its investment in personal injury claims on a non-recourse basis at an agreed-upon interest rate in anticipation of a future settlement. The interest purchased by the Venture in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

The Company accounts for its investment in divorce funding claims on a non-recourse basis at an agreed-upon percentage of the proceeds received by such claimant upon final resolution of the case.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Income Recognition and Impairments (continued)

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. An impairment of $122,000 and $733,000 was recorded during the three and nine month periods ended June 30, 2012, respectively. An impairment of $0 and $49,000 was recorded during the same corresponding periods ended June 30, 2011. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required.

The Company’s analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

•

The type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and factors this in when establishing the initial cash flow expectations;

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Income Recognition and Impairments (continued)

Impairments (continued)

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of our acquisition of the accounts. The amount paid for a portfolio of accounts reflects the Company’s determination that it is probable collection of all amounts due according to the portfolio of accounts’ contractual terms will not occur. The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio, coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the expected remaining life of the portfolio.

The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid. The estimated cash flow offers it an adequate return on its acquisition costs after its servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, the Company has the added benefit of soliciting the Company’s third party servicers for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows. As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolio purchases acquired since the beginning of fiscal year 2009, the Company has extended the time frame of the expectation of recovering 100% of the invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of seven years. Portfolios acquired during the first nine months of fiscal year 2012 and 2011 include semi-performing litigation-related medical accounts receivable portfolios whereby the Company is assigned the revenue stream. As a portion of the accounts are performing, the cost of the portfolio is higher than the traditional charged off non-performing assets. The expectation of recovering 130% of the investment is projected to be over a three year period. The Company monitors expectations routinely against the actual cash flows and, in the event the cash flows are below the expectations and the Company believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of the expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

Commissions and Fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort — generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Note 10: Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carryforwards. The provision for income tax expense for the three month periods ending June 30, 2012 and 2011, respectively, reflects income tax expense at an effective rate of 40.3% and 40.5%. The provision for income tax expense for the nine month periods ending June 30, 2012 and 2011, respectively, reflects income tax expense at an effective rate of 40.3% and 40.5%.

The Company’s tax filings are subject to review or audit by the IRS and state and local taxing authorities. In April 2010, the Company received notification from the IRS that the Company’s 2008 and 2009 federal income tax returns would be audited. This audit is currently in progress. In addition, the Company’s 2010 federal income tax return has been included in the ongoing audit. The IRS has preliminarily raised a material issue in the course of its examination. The Company is working with the IRS to resolve the issue. Although the Company believes that its tax estimates and positions are reasonable, the Company can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in its historical income tax provisions and accruals.

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

The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2012 and 2011:

	Nine Months Ended June 30,
	2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$8,485,000	14,440,224	$0.59	$8,865,000	14,624,685	$0.61

Effect of Dilutive Stock		243,417	(0.01)		199,467	(0.01)

Diluted	$8,485,000	14,683,641	$0.58	$8,865,000	14,824,152	$0.60

At June 30, 2012, options to purchase 1,351,492 shares at a nine-month weighted average exercise price of $11.82 were not included in the diluted earnings per share calculation as they were antidilutive.

At June 30, 2011, options to purchase 952,810 shares at a nine-month weighted average exercise price of $13.33 were not included in the diluted earnings per share calculation as they were antidilutive.

	Three Months Ended June 30,
	2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$3,048,000	14,170,575	$0.22	$3,344,000	14,620,190	$0.23

Effect of Dilutive Stock		258,468	(0.01)		237,869	—

Diluted	$3,048,000	14,429,043	$0.21	$3,344,000	14,858,059	$0.23

At June 30, 2012, options to purchase 1,283,875 shares at a three-month weighted average exercise price of $12.02 were not included in the diluted earnings per share calculation as they were antidilutive.

At June 30, 2011, options to purchase 1,046,162 shares at a three-month weighted average exercise price of $12.85 were not included in the diluted earnings per share calculation as they were antidilutive.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12: Stock Based Compensation (continued)

In December 2011, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 360,000 stock options, of which 150,000 options were awarded to the Chief Executive Officer, and 30,000 stock options were awarded to both the Chief Financial Officer and the Senior Vice President. Additionally, an aggregate of 60,000 shares were issued to five non-employee directors of the Company. The exercise price of these options, issued on December 13, 2011 was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	103.9%
Dividend yield	1.03%

On December 22, 2011, the remaining 90,000 stock options were granted to selected full time employees of the Company, who had been employed at the Company for at least nine months prior to the date of grant. The exercise price of all stock options was at the market price on the date of the grant.

The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	95.7%
Dividend yield	1.03%

In June 2011, the Compensation Committee granted 50,000 stock options to a consultant of the Company. The exercise of these options was $11.50 with a term of three years. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.09%
Expected term (years)	3.0
Expected volatility	105.4%
Dividend yield	1.03%

In March 2011, the Compensation Committee granted 10,000 stock options to an employee. The exercise price of these options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.10%
Expected term (years)	10.0
Expected volatility	106.2%
Dividend yield	0.94%

In December 2010, the Compensation Committee granted 324,800 stock options, of which 30,000 options were issued to each non-employee independent director for a total of 150,000 stock options. 60,000 stock options were awarded to the Chief Executive Officer and 30,000 stock options were awarded to the Chief Financial Officer and the Senior Vice President. The remaining 54,800 stock options were granted to full time employees of the Company, who had been employed at the Company for at least nine months prior to the date of grant. The grants to employees excluded officers of the Company. The exercise price of these options was at the market price on the date of the grant. Additionally, in December 2010, the Compensation Committee issued 32,765 shares of restricted stock to the Chief Executive Officer. The exercise price of all stock options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	106.9%
Dividend yield	0.98%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors adopted the Company’s 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaces the Equity Compensation Plan (as defined below). The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Stock Option Plan, which is included as an exhibit to the Company’s reports filed with the SEC.

The 2012 Plan provides the Company with flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. Two million shares were authorized for issuance under the 2012 Plan.

No awards have been issued under the 2012 Plan. As such, there are 2,000,000 shares available as of June 30, 2012. As of June 30, 2012, approximately 78 of the Company’s employees were eligible to participate in the 2012 Plan.

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

2002 Stock Option Plan

On March 5, 2002, the Board of Directors adopted the Asta Funding, Inc. 2002 Stock Option Plan (the “2002 Plan”), which plan was approved by the Company’s stockholders on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the 2002 Stock Option Plan, which is included as an exhibit to the Company’s reports filed with the SEC.

The 2002 Plan authorized the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)) and non-qualified stock options to eligible employees of the Company for a ten-year period, including officers and directors of the Company (whether or not employees) and consultants of the Company.

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

The following table summarizes stock option transactions under the plans:

	Nine Months Ended June 30,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,294,271	$11.41	922,039	12.70
Options granted	360,000	7.87	384,800	7.53
Options exercised	(19,333)	3.15	(3,268)	3.71
Options forfeited	(8,300)	6.02	(1,400)	5.79

Outstanding options at the end of period	1,626,638	$10.75	1,302,171	11.37

Exercisable options at the end of period	1,126,871	$12.00	997,174	12.36

	Three Months Ended June 30,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,649,538	$10.66	1,254,505	$11.17
Options granted	—	—	50,000	11.50
Options exercised	(16,000)	2.95	(2,334)	2.95
Options forfeited	(6,900)	6.05	—	—

Outstanding options at the end of period	1,626,638	$10.75	1,302,171	$11.37

Exercisable options at the end of period	1,126,871	$12.00	997,174	$12.36

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The Company recognized $1,117,000 and $416,000 of compensation expense related to stock options during the nine month and three month periods ended June 30, 2012. The Company recognized $1,595,000 and $398,000 of compensation expense related to stock options during the nine month and three month periods ended June 30, 2011. As of June 30, 2012, there was $2,404,000 of unrecognized compensation expense related to stock option awards. There is no intrinsic value of the outstanding and exercisable options as of June 30, 2012. The intrinsic value of the stock options exercised during the three month period ended June 30, 2012 was approximately $105,000.

The following table summarizes information about the Plans outstanding options as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.8751 — $5.7500	170,667	2.8	$4.06	170,667	$4.06
$5.7501 — $8.6250	852,700	8.6	$7.77	369,600	7.93
$8.6251 — $14.3750	50,000	9.0	11.50	33,333	11.50
$14.3751 — $17.2500	198,611	1.4	14.88	198,611	14.88
$17.2501 — $20.1250	339,660	2.3	18.23	339,660	18.23
$20.1251 — $28.7500	15,000	4.5	28.75	15,000	28.75

	1,626,638	5.8	$10.75	1,126,871	$12.00

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	21,843	$7.63	17,669	$19.73
Awards granted	—	—	32,765	7.63
Vested	(10,921)	7.63	(28,591)	15.11
Forfeited	—	—	—	—

Unvested at the end of period	10,922	$7.63	21,843	$7.63

	Three Months Ended June 30,
	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	10,922	$7.63	21,843	$7.63
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	10,922	$7.63	21,843	$7.63

The Company recognized $64,000 and $21,000 of compensation expense related to the restricted stock awards during the nine-month and three month periods ended June 30, 2012. The Company recognized $128,000 and $21,000 of compensation expense related to restricted stock awards during the nine and three month periods ended June 30, 2011. As of June 30, 2012, there was $38,000 of unrecognized compensation cost related to unvested restricted stock.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14: Stockholders’ Equity

For the nine months ended June 30, 2012, the Company declared dividends of $850,000, or $.02 per share per quarter. Of this amount $583,000 was paid during the nine months ended June 30, 2012 and $267,000 was accrued as of June 30, 2012 and paid August 1, 2012. As of June 30, 2012, stockholders’ equity includes an amount for other comprehensive income of $60,000, which relates to unrealized gains. In addition, $66,000 related to the non-controlling interest in Pegasus, has been included in Stockholders’ Equity On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the repurchase of up to $20 million of the Company’s common stock, which is effective through March 11, 2013. This share repurchase authorization supersedes the authorization to repurchase shares in June 2011, pursuant to which the Company purchased approximately 59,000 shares of its common stock for an aggregate cost of $457,000. The Company has purchased approximately 388,000 shares at an aggregate cost of approximately $3,319,000 under the new plan. Additionally, in June 2012, the Company repurchased 1.0 million shares of its common stock for $9.4 million in a privately negotiated transaction outside of the Rule 10b5-1 Plan.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 1)	$23,981,000	$23,981,000	$84,347,000	$84,347,000
Available-for-sale investments (Level 1)	58,075,000	58,075,000	13,515,000	13,515,000
Certificates of deposit (Level 1)	27,566,000	27,566,000	9,060,000	9,060,000
Consumer receivables acquired for liquidation (Level 3)	93,740,000	111,182,000	115,195,000	135,234,000

Financial liabilities
Non Recourse Debt (Level 2)	64,283,000	64,283,000	71,604,000	71,604,000

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

Certificates of deposit — The carrying amount approximates fair value.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, including Pegasus Funding, LLC (“Pegasus”), and others not considered material (collectively, the “Company,” “we” or “us”), is primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables, and through Pegasus Funding, LLC, and BP Case Management, LLC funding of personal injury and matrimonial litigation claims.

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

In May 2012, we entered into entered into a joint venture with Balance Point Divorce Funding, LLC (“Balance Point”). The venture, through a newly-formed indirect subsidiary, BP Case Management, LLC (“BPCM”), will provide non-recourse funding to claimants in matrimonial actions. Such funds can be used for legal fees, expert costs and necessary living expenses. The venture will receive an agreed percentage of the proceeds received by such claimant upon final resolution of the case. BPCM’s profits and losses will be distributed 60% to us and 40% to Balance Point, after the return of our investment on a case by case basis, and after a 15% preferred return to us.

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

Results of Operations

The nine-month period ended June 30, 2012, compared to the nine-month period ended June 30, 2011

Finance income. For the nine month period ended June 30, 2012, finance income decreased $2.3 million, or 7.0%, to $30.8 million from $33.1 million for the nine month period ended June 30, 2011. The decrease is due to reduced portfolio purchases in recent years, partially offset by increased zero basis revenue (income recognized from fully amortized portfolios.) Zero basis revenue increased slightly to $27.8 million for the nine month period ended June 30, 2012, as compared to $26.9 million for the nine months ended June 30, 2011. We purchased $6.0 million in face value of new portfolios at a cost of $2.7 million in the first nine months of fiscal year 2012 as compared to purchased $17.8 million in face value at a cost of $6.8 million, in the same prior year period.

During the first nine months of fiscal year 2012, gross collections decreased 17.1% to $83.4 million from $100.6 million for the nine months ended June 30, 2011, reflecting the lower level of portfolio purchases and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $6.6 million, or 18.4% for the nine months ended June 30, 2012 as compared to the corresponding period in the prior year and averaged 35.0% of collections for the nine months ended June 30, 2012 as compared to 35.6% in the same prior year period. Net collections decreased 16.2% to $54.2 million from $64.7 million for the nine months ended June 30, 2011.

Other income. The following table summarizes other income for the nine month periods ended June 30, 2012 and 2011

	2012	2011

Interest and dividend income	$1,199,000	$375,000

Personal injury fee income	999,000	—

Matrimonial fee income	165,000	—

Realized gain	251,000	—

Service fee income	84,000	60,000

Other	21,000	(132,000)

	$2,719,000	$303,000

General and administrative expenses. During the nine months ended June 30, 2012, general and administrative expenses increased $389,000 or 2.4% to $16.5 million from $16.1 million for the nine months ended June 30, 2011. The increase is attributable to higher depreciation expense, as we have invested in various technological improvements, in addition to expenses related to the new Pegasus joint venture.

Interest expense. During the nine month period ended June 30, 2012, interest expense decreased $390,000 or 16.8% to $1.9 million from $2.3 million in the same prior year period. The decrease in interest expense is due to the continued repayment of our non-recourse debt.

Impairment. Impairments of $733,000 were recorded in the nine month period ended June 30, 2012 as compared to an impairment of $49,000 recorded during the nine month period ended June 30, 2011.

Income tax expense. Income tax expense, consisting of federal and state income taxes, was $5.8 million for the nine months ended June 30, 2012, as compared to income tax expense of $6.0 million for the comparable 2011 period.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $66,000 during the nine month period ended June 30, 2012 is related to Pegasus Legal Funding, LLC’s 20% interest in Pegasus, which was formed during this fiscal year.

Net income attributable to Asta Funding, Inc. . For the nine months ended June 30, 2012, net income was $8.5 million, as compared to net income of $8.7 million for the nine month period ended June 30, 2011.

The three-month period ended June 30, 2012, compared to the three-month period ended June 30, 2011

Finance income. For the three month period ended June 30, 2012, finance income was $10.5 million as compared to $11.1 million for the three month period ended June 30, 2011. The decrease is due to reduced portfolio purchases in recent years, partially offset by increased zero basis revenue. Zero basis revenue was $9.6 million and $9.1 million for the three months ended June 30, 2012 and 2011, respectively. The Company purchased $4.1 million in face value of portfolios at a cost of $1.8 million in the third quarter of fiscal year 2011. No portfolios were purchased during the third quarter of fiscal year 2012.

During the third quarter of fiscal year 2012, gross collections decreased 16.5%. to $18.5 million from $21.7 million for the three months ended June 30, 2011. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.3 million, or 19.2%, for the three months ended June 30, 2012 as compared to the same period in the prior year and averaged 34.1% of collections during the three-month period ended June 30, 2012, as compared to 35.2% during the three month period ended June 30, 2011. Net collections decreased by 15.0% to $18.5 million for the three month period ended June 30, 2012, from $21.7 million for the three months ended June 30, 2011.

Other income. The following table summarizes other income for the three month periods ended June 30, 2012 and 2011

	2012	2011

Interest and dividend income	$396,000	$137,000

Personal injury fee income	507,000	—

Realized gain	134,000	—

Service fee income	30,000	27,000

Other	3,000	(37,000)

	$1,070,000	$127,000

General and administrative expenses. During the three-month period ended June 30, 2012, general and administrative expenses increased $723,000 or 14.5% to $5.7 million from $5.0 million for the three months ended June 30, 2011 The increase is related to an increase in professional fees, depreciation expense and expenses related to the new Pegasus joint venture.

Interest expense. During the three-month period ended June 30, 2012, interest expense was $619,000 compared to $711,000 in the same period in the prior year. The decrease in interest expense is due to the continued repayment of our non-recourse debt.

Impairments. Impairments of $122,000 were recorded in the three month period ended June 30, 2012. There were no impairments recorded during the three month period ended June 30, 2011.

Income tax expense. Income tax expense was $2.1 million for the three month period ended June 30, 2012 as compared to $2.3 million for the three month period ended June 30, 2011.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $17,000 during the three month period ended June 30, 2012 is related to Pegasus Legal Funding, LLC’s 20% interest in Pegasus, which was formed during this fiscal year.

Net income attributable to Asta Funding, Inc . Net income was $3.0 million for the three month period ended June 30, 2012 as compared to $3.3 million for the three month period ended June 30, 2011.

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

Receivables Financing Agreement

In March 2007, Palisades XVI entered into a receivables financing agreement (the “Receivables Financing Agreement”) with the Bank of Montreal (“BMO”), as amended in July 2007, December 2007, May 2008, February 2009 and October 2010 in order to finance a portfolio purchase (the” Portfolio Purchase”). The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modifications, discussed below, the debt was full recourse only to Palisades XVI and accrued interest at the rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. Proceeds received as a result of the net collections from the Portfolio Purchase are applied to interest and principal of the underlying loan. The Portfolio Purchase is serviced by Palisades Collection LLC, a wholly owned subsidiary of the Company, which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

We have entered into several amendments to revise various terms of the Receivables Financing Agreement. The following is a summary of the material amendments:

Second Amendment (December 27, 2007) — revised the amortization schedule of the loan from 25 months to approximately 31 months. BMO charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008. The fee was capitalized and is being amortized over the remaining life of the Receivables Financing Agreement.

Third Amendment (May 19 2008) — extended the payments of the loan through December 2010. The lender also increased the interest rate from 170 basis points over LIBOR to approximately 320 basis points over LIBOR, subject to automatic reduction in the future if additional capital contributions are made by the parent of Palisades XVI.

Fourth Amendment (February 20, 2009) — among other things, (i) lowered the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provided for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011 and (iii) permanently waived the previous termination events. The interest rate remained unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.

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

Fifth Amendment (October 14, 2010) — (i) extended the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduced the minimum monthly payment to $750,000; (iii) accelerated our guaranty credit enhancement of $8,700,000, which was paid upon the execution of t00he Fifth Amendment; (iv) eliminated our limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revised the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, we entered into the Omnibus Termination Agreement (the “Termination Agreement”). The Termination Agreement provides that, upon payment of $8,700,000 to the Lender and execution of the Fifth Amendment, the following agreements, which were entered into by us and certain of our affiliated entities in connection with the guaranty of the outstanding loans under the Receivables Financing Agreement, were terminated: (i) the Subordinated Limited Recourse Guaranty Agreement, dated February 20, 2009, among us,, our subsidiaries and BMO; (ii) the Subordinated Guarantor Security Agreement, dated February 20, 2009; (iii) the Limited Recourse Guaranty Agreement, dated as of February 20, 2009; and (iv) the Intercreditor Agreement, dated February 20, 2009. The Termination Agreement was effective as of October 14, 2010.

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for fiscal years ending September 30, 2012 through 2014, is $2.3 million, $9.0 million and $53.0 million, respectively.

On June 30, 2012 and 2011, the outstanding balance on this loan was approximately $64.3 million and $71.6 million, respectively. The applicable interest rate at June 30, 2012 and 2011 was 3.74% and 3.76%, respectively. The average interest rate of the Receivable Financing Agreement was 3.75% for the nine month periods ended June 30, 2012 as compared to a 3.75% average rate for the fiscal year ended September 30, 2011. We were in compliance with all covenants that support the Receivables Financing Agreement at June 30, 2012.

Senior Secured Discretionary Credit Facility

On December 30, 2011, we and certain of our subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of our subsidiaries and Bank Leumi. Under the Loan Agreement, certain of our subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. We and certain of our subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of our assets and the assets of our subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of June 30, 2012, we have not utilized the Credit Facility.

Other Investments — Pegasus Funding, LLC

On December 28, 2011, we, through an indirect subsidiary, entered into the Pegasus venture. The venture purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus, in which we indirectly own 80% and PLF owns 20% of the outstanding membership interests. Pegasus will advance to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

In connection with the venture, pursuant to a Revolving Credit Agreement (the “Credit Agreement”), Security Agreement (the “Security Agreement”) and Secured Revolving Credit Note (the “Note”), Fund Pegasus, LLC, our indirect wholly-owned subsidiary (“Fund Pegasus”), agreed to fund Pegasus an aggregate of up to $109 million over a five (5) year period, payable in one or more installments of up to a maximum of $21.8 million per year, consisting of up to $20,000,000 to purchase claims and up to $1.8 million to cover Pegasus’ overhead expenses (which amount includes a 4% management fee payable by Pegasus to PLF). The amounts shall accrue interest at the annual rate of 1%, which interest shall be paid monthly to Fund Pegasus by Pegasus.

The rights, duties and obligations with respect to Pegasus are set forth in an Operating Agreement (the “Operating Agreement”), which provides, among other things, that all profits and losses of Pegasus will be allocated to our subsidiary on a pro rata basis in accordance with their respective ownership interests, subject to certain exceptions including the repayment of the loan made to Pegasus by Fund Pegasus prior to the distribution of profits. We have agreed, among other things, to guarantee the funding obligations of Fund Pegasus to Pegasus. The Operating Agreement also provides that Fund Pegasus has the right to suspend financing to Pegasus, and we have the right to terminate the Operating Agreement, if there is a material change in the applicable laws or case law affecting Pegasus’s business. In addition, if returns for any consecutive twelve month period after the first year of operations do not exceed 15%, we may terminate the Operating Agreement without penalty. If we enter into new personal injury claim funding ventures in the future, PLF shall have the right to participate in such ventures by purchasing up to 20% of the equity in such ventures.

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

(ii) Next, to Fund Pegasus in the amount equal to 9% of the amount paid to Fund Pegasus under Section (i) above; and

(iii) Next, to us and PLF in accordance with their respective percentage interests in Pegasus.

PLF has granted to us an option to purchase 50% of the outstanding equity interests of PLF. The option is exercisable within 18 months of the effective date of the Operating Agreement. If we choose to exercise this option, the percentage interests of Pegasus owned by us and PLF shall automatically adjust such that we and PLF will each own 50% of the outstanding membership interests of Pegasus. Moreover, we have a right to purchase PLF’s current investment portfolio at a discount within fourteen days of the effective date of the Operating Agreement, in our discretion and subject to applicable third party consents.

Max Alperovich and Alexander Khanas, who are members of PLF, manage the day-to-day operations of Pegasus. In addition to paying to PLF a 4% management fee on funds advanced to purchase claims, Pegasus will also pay to each of Messrs. Alperovich and Khanas the sum of $100,000 per annum pursuant to consulting agreements entered into by Messrs. Alperovich and Khanas, respectively, and Pegasus.

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

BP Case Management LLC

On May 18, 2012, we entered into a joint venture with Balance Point Divorce Funding, LLC (“BP Divorce Funding”). Through BPCM, we provide non-recourse funding to claimants in matrimonial actions. Such funds can be used for legal fees, expert costs and necessary living expenses. The venture will receive an agreed percentage of the proceeds received by such claimant upon final resolution of the case. BPCM’s profits and losses will be distributed 60% to us and 40% to BP Divorce Funding, after the return of our investment on a case by case basis, and after a 15% preferred return to us.

We are initially investing up to $15 million in the venture to fund divorce cases, consisting of three tranches of $5 million. At our option, we may invest additional funds, provided that the first $35 million in additional investment must be provided in tranches of $10 million, $10 million, and $15 million, respectively. We are entitled to a 15% cash-on-cash return in each particular tranche. If the venture is unable to provide the 15% preferred return to us on any initial $5 million tranche, BPCM’s profit and loss distribution will be adjusted from the current 60% and 40% split to provide us with the equivalent of a 15% preferred return, if possible.

Any cash received by BPCM in connection with any purchased case shall be distributed by BPCM within three business days following BPCM’s receipt of such payment in the following manner:

(i) First, up to $3,000 will be set aside for accounting expenses (unless we agree to assume such expenses), although in no case will an amount in excess of $50,000 be set aside in any fiscal year for accounting expenses;

(ii) Next, we shall receive a full return of our financial contribution for such purchased case (the “Case Contribution”);

(iii) Next, so long as we are not in default under BPCM’s operating agreement, we will receive a distribution equal to 15% of the Case Contribution for such purchased case, although in the event we have not received our 15% preferred return in any prior purchased cases in a particular tranche, we are entitled to a higher percentage of the Case Contribution until our aggregate return for all cases in such tranche is 15%; and

(iv) Next, the remainder shall be distributed to us and BP Divorce Funding in accordance with the 60%/40% profit split, as adjusted to make up any shortfalls in our 15% preferred return to us, if necessary.

If we have not received our 15% preferred return in any particular tranche, we have the right to clawback BP Divorce Funding’s previously distributed profits until our preferred return of 15% in any particular tranche has been satisfied.

We have also provided a $1.0 million revolving line of credit to partially fund Balance Point’s operations. The loan accrues interest at the prevailing prime rate and has an initial term of 24 months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point’s profits share in the venture and other assets.

Cash Flow

During the nine month period ended June 30, 2012, our cash and cash equivalents decreased $60.4 million as compared to an increase of $19.6 million during the same prior year period, primarily a reflection of an increase in cash used in investing activities. Net cash provided by operations and net cash used in financing activities for the nine month periods June 30, 2012 and 2011, were both essentially flat.

Net cash provided by operating activities was $15.9 million during the nine month period ended June 30, 2012, compared to $16.3 million for the nine months ended June 30, 2011. The slight decrease in net cash provided by operating activities is primarily attributable to lower net income. Net cash used in investing activity was $54.8 million during the nine months ended June 30, 2012 compared to net cash provided by investing activities of $24.6 million for the nine months ended June 30, 2011. The increase in net cash used in investing activity is primarily attributable to investments in available-for-sale securities, in certificates of deposit, and in personal injury claims through our newly formed Pegasus joint venture. Net cash used in financing activities was $21.4 million for the nine months ended June 30, 2012 as compared to $21.3 million for the same prior year period. The decrease in debt repayments of $13.3 million from the prior fiscal year, associated with the prior fiscal year Fifth Amendment to the Receivable Financing Agreement and the final payments of the subordinated debt in the prior fiscal year was offset by the $13.0 million purchases of treasury stock in the current fiscal year period.

Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our non-recourse debt facility, investments in personal injury cases, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid if approved by the Board of Directors. Acquisitions have been financed primarily through cash flows from operating activities. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to invest in portfolios and operate the business. However, as the collection environment remains challenging, we may borrow funds under our Credit Facility or seek additional financing.

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

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Nine Months Ended June 30, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(38,550,000)	(15,519,000)	(54,069,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(89,000)	—	(89,000)
Transfer to Cost Recovery	(6,484,000)	6,484,000	—
Impairment	(733,000)	—	(733,000)
Finance income recognized (1)	28,641,000	2,120,000	30,761,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	74.1%	13.7%	56.8%

(1)	Includes approximately $27.4 million derived from fully amortized portfolios.

	For the Nine Months Ended June 30, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	6,146,000	690,000	6,836,000
Net cash collections from collection of consumer receivables acquired for liquidation	(48,834,000)	(15,556,000)	(64,390,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(349,000)	—	(349,000)
Impairment	(49,000)	—	(49,000)
Effect of foreign currency translation	—	56,000	56,000
Finance income recognized (1)	30,998,000	2,068,000	33,066,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.3%	51.1%

(1)	Includes approximately $26.9 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$24,897,000	$76,939,000	$101,836,000
Acquisitions of receivable portfolios, net	—	—	—
Net cash collections from collections of consumer receivables acquired for liquidation	(12,672,000)	(5,792,000)	(18,464,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(11,000)	—	(11,000)
Transfer to Cost Recovery	(6,484,000)	6,484,000	—
Impairment	(122,000)	—	(122,000)
Finance income recognized (1)	9,648,000	853,000	10,501,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	76.1%	14.7%	56.8%

(1)	Includes approximately $9.6 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$38,814,000	$92,090,000	$130,904,000
Acquisitions of receivable portfolios, net	1,616,000	217,000	1,833,000
Net cash collections from collections of consumer receivables acquired for liquidation	(16,553,000)	(5,077,000)	(21,630,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(106,000)	—	(106,000)
Impairment	—	—	—
Effect of foreign currency translation	—	30,000	30,000
Finance income recognized (1)	10,489,000	681,000	11,170,000

Balance, end of period	$34,260,000	$87,941,000	$122,201,000

Finance income as a percentage of collections	63.0%	13.4%	51.4%

(1)	Includes approximately $9.1 million derived from fully amortized portfolios.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Additional Supplementary Information:

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the nine months ended June 30, 2012, we purchased portfolios with a face value of $6.0 million for an aggregate purchase price of $2.7 million.

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.

Collections Represented by Account Sales

Period	Collections Represented By Account Sales	Finance Income Earned
Nine Months ended June 30, 2012	$88,000	$35,000
Three months ended June 30, 2012	$10,000	$4,000
Nine Months ended June 30, 2011	$349,000	$137,000
Three months ended June 30, 2011	$106,000	$46,000

Portfolio Performance (1)

(Interest method portfolios only)

Purchase Period	Purchase Price (2)	Cash Collections Including Cash Sales (3)	Estimated Remaining Collections (4)	Total Estimated Collections (5)	Total estimated Collections as a Percentage of Purchase Price
2001	$65,120,000	$105,680,000	$—	$105,680,000	162%
2002	36,557,000	48,280,000	—	48,280,000	132%
2003	115,626,000	220,906,000	—	220,906,000	191%
2004	103,743,000	190,513,000	34,000	190,547,000	184%
2005	126,023,000	223,509,000	1,247,000	224,756,000	178%
2006	163,392,000	265,639,000	3,014,000	268,653,000	164%
2007	109,235,000	104,233,000	11,469,000	115,702,000	106%
2008	26,626,000	49,273,000	63,000	49,336,000	185%
2009	19,127,000	34,655,000	2,300,000	36,955,000	193%
2010	7,212,000	17,763,000	468,000	18,231,000	253%
2011(6)	—	—	—	—	—
2012(6)	—	—	—	—	—

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include estimated collections from portfolios that are zero basis.
(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.
(6)	Portfolio investments during 2011 and 2012 were transferred to cost recovery during the third quarter of fiscal year 2012.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At June 30, 2012, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $64.3 million. A 25 basis-point increase in interest rates would have increased our interest expense for the six month period ended June 30, 2012 by approximately $128,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures.

As of June 30, 2012, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Common Stock. We have a share repurchase program that authorizes us to purchase up to $20.0 million of shares of our common stock through February, 13, 2013. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the third quarter of the fiscal year ended September 30, 2012.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

Repurchases from April 1, 2012 through April 30, 2012	121,600		$8.07	121,600	$18,479,672

Repurchases from May 1, 2012 through May 31, 2012	8,000		$8.53	8,000	$18,411,456

Repurchases from June 1, 2012 through June 30, 2012	1,191,300	(2)	$9.34	191,300	$16,680,669

(1)	On March 9, 2012, our board of directors authorized the repurchase of up to $20.0 million of shares of our common stock through a non-discretionary stock re-purchase plan.
(2)	Includes 1,000,000 shares acquired from Peters MacGregor Capital Management Pty. Ltd. at a purchase price of $9.40 per share.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: August 9, 2012	By:	/s/ Gary Stern
Gary Stern, Chairman, President,
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.