Form 10-K
period 2012-09-30
ASTA FUNDING INC
filed 2013-01-18
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35637

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities & Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $87,895,115 as of the last business day of the registrant's most recently completed second fiscal quarter.

As of January 15, 2013, the registrant had 12,948,949 shares of Common Stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2012.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 15 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (the “Company”, “we” or “us”), is engaged in the business of purchasing, and managing for its own account:

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

In addition, the Company, through certain majority-owned subsidiaries, invests in funding personal injury and matrimonial claims.

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

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management will either (i) move certain receivables from one third-party collection agency or attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections, or (ii) sell portions of the portfolio accounts. Our internal collection unit, which currently employs approximately 33 collection-related staff, including senior management, assists us in benchmarking our third-party collection agencies and attorneys, and provides us with greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

We are a Delaware corporation whose principal executive offices are located at 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. We were incorporated in New Jersey on July 7, 1994 and were reincorporated in Delaware on October 12, 1995, as the result of a merger with a Delaware corporation. We were formed as an affiliate of Asta Group, Incorporated (the “Family Entity”), an entity owned by Arthur Stern, our Chairman Emeritus, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family, to purchase, at a small discount to face value, retail installment sales contracts secured by motor vehicles. We became a public company in November 1995. In 1999, we capitalized on our management’s almost 50 years of experience and expertise in acquiring and managing consumer receivable portfolios for the Family Entity. As a result, we ceased purchasing automobile contracts and, with the assistance and financial support of the Family Entity and a partner, purchased our first significant consumer receivable portfolio. Since then, the Family Entity ceased acquiring consumer receivable portfolios and, accordingly, does not compete with the Company.

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

•

the locations of the customers as there are states with better regulatory environments, better collection histories, and that are better suited to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows all of which factor into our cash flow analysis;

•	financial wherewithal of the seller;

•

jobs or property of the customers within portfolios — this is of particular importance. Customers with jobs or property are more likely to repay their obligation and, conversely, customers without jobs or property are less likely to repay their obligation; and

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

We have determined that all accounts returned to sellers for fiscal years 2012 and 2011 are immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that we may return to the seller.

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

At September 30, 2012, approximately 24% of our portfolio face value was serviced by seven collection organizations. We have servicing agreements in place with these seven collection organizations as well as all other third-party collection agencies and attorneys. These servicing agreements cover standard contingency fees and servicing of the accounts.

Litigation Funding Business

On December 28, 2011, we, through a newly-formed subsidiary, ASFI Pegasus Holdings, LLC (“APH”), executed the Pegasus Funding, LLC (“Pegasus”) Operating Agreement (the “Pegasus Operating Agreement”) with Pegasus Legal Funding, LLC (“PLF”), in which our subsidiary Fund Pegasus, LLC (“Fund Pegasus”), will loan up to $21.8 million per year to PLF for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

Pegasus is actively managed by personal injury litigation funders, Max Alperovich and Alexander Khanas, who rely upon strict underwriting criteria to provide legal funding to personal injury plaintiffs prior to the settlement of their claims or their resolution in court. The Pegasus business model entails the outlay of non-recourse advances to a plaintiff with an agreed-upon fee structure to be repaid from the plaintiff’s recovery. Typically, such advances to a plaintiff approximate 10-20% of the anticipated recovery. These funds are generally used by the plaintiff for a variety of urgent necessities, ranging from surgical procedures to everyday living expenses.

Pegasus’s profits and losses will be distributed at 80% to APH and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. As of the date of this filing, the Company has invested approximately $22 million in personal injury cases.

The success of Pegasus is tied to several issues which include, but are not limited to, the ability to obtain cases directly or through brokers as well as the ability to careful assess the viability of each case in accordance with underwriting guidelines established by the management of Pegasus. See Risk Factors-Litigation Funding Business Risks.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture will provide non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us . Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of the date of this filing we have invested $1.0 million in the Venture.

We provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets.

Operations

The Operations Servicing Division consists of the Collection Department, Media Department, Dispute Department, Correspondence Department, and Accounting and Finance Department:

Collections Department

The Collection Department is responsible for making and receiving contact with and from consumers for the purpose of collecting upon the accounts contained in our consumer receivables portfolios. Collection efforts are specific to accounts that are not yet being serviced by our network of external agencies and attorneys. The Collection Department uses a friendly, customer service approach to collect on receivables and utilizes collection software, a dialer and telephone system to accomplish this goal. Each collector is responsible for:

•	Initiating outbound collection calls and handling incoming calls from the consumer;

•	Identifying the debt and iterating the benefits of paying the obligation;

•	Working with the customer to develop acceptable means of satisfying the obligation; and

•	Offering (if necessary and based upon the individual situation) an obligor a discount on the overall obligation.

Additionally, the Collection Department utilizes a series of collection letters, late payment reminders and settlement offers that are sent out at specific intervals or at the request of a member of the Collection Department.

If the Collection Department cannot contact the customer by either telephone or mail, the account is skip-traced through an automated process to obtain the most recent contact information for the customer. This process employs usage of data supplied by a variety of third party databases. Once new contact information is obtained, the account is referred back to the Collections Department and collection activity is once again initiated.

Other members of the Collection Department are responsible for:

•	Coordinating customer inquiries and assisting the collection agencies in their processes, if needed;

•	Handling the repurchase process of ineligible accounts received from a seller that may be included in a purchased portfolio;

•	Working with buyers during the transition period and post-sale process;

•	Handling any issues that may arise once a purchased receivable portfolio is sold; and

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

Dispute Department

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

Accounting and Finance Department

In addition to the customary accounting activities, the Accounting and Finance Department is responsible for:

•	Making daily deposits of customer payments;

•	Posting payments to customer accounts; and

•	Providing senior management with daily, weekly and monthly receivable activity and performance reports.

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

Net collections represented by account sales for the fiscal years ended September 30, 2012, 2011 and 2010 were $0.1 million, $0.4 million and $3.5 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2012, 2011 and 2010 was 0.2%, 0.5%, and 3.4%, respectively.

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

The litigation funding business is highly competitive and fragmented, and we expect that competition from new and existing companies will continue. We compete in the litigation funding marketplace based on many factors, including:

•	Cost of funds invested per case;

•	Application Fee costs;

•	Broker’s commissions and bonuses paid;

•	Reputation; and

•	Direct and on-line marketing.

We believe that the managements of Pegasus and BP Case Management have the expertise and experience in identifying, evaluating, pricing and investing in litigating funding cases. However, we cannot assure that our litigation funding businesses will be able to compete against current or future competitors or that competition will not increase in the future.

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

Government Regulation

Our business is subject to extensive federal and state regulations. The relationship of a consumer and a creditor is extensively regulated by federal, state and local laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the Federal Truth-In-Lending Act, the Fair Credit Billing Act (“FCBA”), the Equal Credit Opportunity Act and the Fair Credit Reporting Act (“FCRA”), as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculation methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to request that billing errors be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to comply with applicable laws could create claims and rights of offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

Certain laws, including the laws described above, may limit our ability to collect amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the FCBA, a credit card issuer may be subject to certain claims and defenses arising out of certain transactions in which a credit card is used if the consumer has made a good faith attempt to obtain satisfactory resolution of a problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the consumer’s billing address or within 100 miles of that address. Accordingly, as a purchaser of defaulted receivables, we may purchase receivables subject to valid defenses on the part of the consumer. Other laws provide that, in certain instances, consumers cannot be held liable for, or their liability is limited to $50 with respect to, charges to the credit card credit account that were a result of an unauthorized use of the credit card account. No assurances can be given that certain of the receivables were not established as a result of unauthorized use of a credit card account, and, accordingly, the amount of such receivables may not be collectible by us.

Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern third-party debt collectors, it is our policy to comply with applicable laws in our collection activities. Additionally, our third-party collection agencies and attorneys may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our third-party collection agencies’ and attorneys’ collection activities, failure to comply with such laws could have a material adverse effect on us.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in areas such as corporate governance, “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments, the Public Company Accounting Oversight Board (“PCAOB”) and NASDAQ, all of which have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

The enactment of the Dodd-Frank Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition. Through the Dodd-Frank Act, Congress established the Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory and enforcement authority over entities involved in consumer financial markets. The CFPB has the authority to conduct periodic examinations of “larger participants” in each market, and we believe it is likely that we will be subject to an examination.

The CFPB published a final rule on October 24, 2012 that allows the agency to federally supervise the larger consumer debt collectors. The CFPB also released the field guide that examiners will use to ensure that companies and banks engaging in debt collection are following the law.

The consumer debt collection market covered by the rule includes three main types of debt collectors: first, firms that may buy defaulted debt and collect the proceeds for themselves; second, firms that may collect defaulted debt owned by another company in return for a fee; and third, debt collection attorneys that collect through litigation. A single company may be involved in any or all of these activities.

The CFPB’s supervisory authority over these entities will begin when the rule takes effect on January 2, 2013. Under the rule, any firm that has more than $10 million in annual receipts from consumer debt collection activities will be subject to the CFPB’s supervisory authority. This authority will extend to about 175 debt collectors, which, according to the CFBP, account for over 60 percent of the industry’s annual receipts in the consumer debt collection market.

Pursuant to the CFPB’s supervisory authority, examiners will be assessing potential risks to consumers and whether debt collectors are complying with requirements of federal consumer financial law. Among other things, examiners will be evaluating whether debt collectors provide required disclosures; use accurate information; maintain a consumer complaint and dispute resolution process; and communicate with consumers in the manner required by law.

The CFPB’s general Supervision and Examination Manual, as well as its examination manual specific to the debt collection market, provide guidance on how the Bureau will be conducting its monitoring of debt collection activities. Examiners will evaluate the quality of the regulated entity’s compliance management systems, review practices to ensure they comply with federal consumer financial law, and identify risks to consumers throughout the debt collection process. The CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1 million per day for knowing violations.

As a company that engages in debt collection, we need to be prepared for the heavy oversight that the CFPB will bring. Preparing for a CFPB audit will cost time and money. Additionally, the CFPB has the power to bring an enforcement action or cause a required settlement. Another large concern is the amount of privileged and confidential information the CFPB could release, which can lead to private lawsuits – including class and mass actions — as well as other state and federal agency oversight.

The CFPB is expressly charged with prohibiting unfair, deceptive or abusive acts or practices. Through its broad powers to regulate and enforce federal consumer financial laws, the CFPB could place restrictions on our business, the businesses of our customers and the business of our affiliates, if the CFPB were to determine through rulemaking, supervisory or enforcement actions, for example, that particular acts or practices were unfair, deceptive or abusive to consumers.

The CFPB will thus exercise supervisory authority over us. At this time, it is not possible or practical to attempt to provide a comprehensive analysis of how these new laws and regulations may impact debt collectors. The full extent of that impact probably will not be known until next year, at the earliest, when the CFPB begins to exercise its supervisory and enforcement authority over debt collectors.

Additionally, the Dodd-Frank Act empowers state attorneys general (or the equivalent thereof) to bring civil actions in federal district court (or a state court that is located in that state and that has jurisdiction over the defendant), to enforce Title X of the Act or regulations issued by the Bureau thereunder. Therefore, we could also be the subject of investigations and enforcement actions by the Federal Trade Commission or by state agencies (e.g., state attorneys general) with powers to enforce Bureau regulations and the FCRA.

The Company has and will continue to have a substantive compliance program and maintain procedures to ensure that the law is followed and that consumer complaints are dealt with in an appropriate fashion.

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

The litigation funding business is becoming a growing focus for legislators and policy-makers. There is a variety of state laws in three substantive areas: (1) laws directly regulating funders; (2) the arcane doctrines of maintenance, champerty, and barratry; and (3) rules regulating attorney conduct and the application of attorney-client privilege. Pegasus monitors the state regulations affecting its business in all states where it currently is active in litigation funding. Pegasus believes that it complies with all applicable laws in the jurisdictions where it invests in litigation cases. It is also possible that Congress could seek to impose rules, regulations and fees on participants in the litigation funding business. We cannot predict the effect of any such regulation on our litigation funding business, results of operation or financial condition.

Employees

As of September 30, 2012, we had 74 full-time employees. We are not a party to any collective bargaining agreements.

Additional Information

Our web address is www.astafunding.com. Copies of our Form 10-Ks, 10-Qs, 8-Ks, amendments thereto, and other reports are available on our website as soon as reasonably practical after filing electronically with the Securities & Exchange Commission . No part of our web site is incorporated by reference into this report.

Item 1A.	Risk Factors.

Note Regarding Risk Factors

You should carefully consider the risk factors below in evaluating us. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and stockholders might lose all or part of their investment. The risk factors presented below are those which we currently consider material. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements.

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

The Dodd-Frank Act establishes the CFPB which will assume broad regulatory powers over debt collectors and virtually all other “covered persons” who have any connection to consumer financial products or services.

The CFPB will have exclusive rule-making authority with respect to all significant federal statutes that impact the collection industry, including the FDCPA, the FCRA, and others. This means, for example, that the CFPB will have the ability to pass rules and regulations that interpret any of the provisions of the FDCPA, potentially impacting all facets of the collection channel. Federal agencies, including the CFPB, will have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

The CFPB has the authority to conduct periodic examinations of “larger participants” in each market, and we believe it is likely that we will be subject to an examination.

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act, the affect such regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

The current economic environment has slowed our ability to collect from our customers.

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

Our litigation strategy is highly dependent on our ability to locate customers with jobs and/or homes. We believe that our customers are straining to pay their obligations owed to us. Higher unemployment rates particularly impact our customers’ ability to pay obligations and our ability to get wage executions as a source of payment. Problems in the credit markets and lower home values have reduced the ability of our customers to secure financing through second mortgages and home equity lines to pay obligations owed to us. A continuation of the current problems in the credit and housing markets and general slowdown in the economy will continue to adversely affect the effectiveness of our litigation strategy, and the value of our portfolios and our financial performance.

We are subject to various risks in connection with our litigation funding business.

Risks of the litigation funding business include the potential regulation or limitation of interest rates and other fees advanced by our litigation funding subsidiaries under federal and/or state regulation, a change in statutory or case law which limits or restricts the ability of our litigation funding subsidiaries to charge or collect fees and interest at anticipated levels, claimants being unsuccessful in whole or in part in the personal injury claims or divorce settlement upon which our funds are provided, and the continued services of the senior management of our litigation funding subsidiaries to source and analyze cases in accordance with the subsidiaries’ respective underwriting guidelines.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all.

Our success depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of con-

sumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

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

To operate profitably, we must continually acquire, or invest in a sufficient level of various types of receivables to generate continued revenue. Our investing activities in charged off consumer receivables during fiscal year 2012, 2011, and 2010 has slowed dramatically. As the economic environment deteriorated, we felt that pricing of portfolios had not fallen enough to offset the decline in ultimate collections. Accordingly, our investment in portfolios was $2.5 million in 2012, $7.5 million in 2011, and $8.0 million in 2010 compared to $19.6 million in 2009 and $49.9 million in 2008. In part, this led to our net cash collections in fiscal 2012 decreasing $11.2 million, or 13.8%, from $81.2 million in fiscal year 2011 to $70.0 million in fiscal year 2012. Further, of those collections, $36.4 million for fiscal year 2012 and $34.3 million for fiscal year 2011 came from zero basis portfolios (whose carrying value has been reduced to zero). Our decreased level of buying new portfolios during fiscal years 2012, 2011, and 2010 will likely result in future reduced net cash collections in fiscal year 2013 and slow the growth of our future revenues and operating results. Furthermore, we cannot predict how our ability to identify and invest in receivables, and evaluate the quality of those receivables, would be affected if there is a shift in consumer lending practices whether caused by changes in regulations or by a sustained economic downturn.

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

We have risks associated with the Portfolio Purchase, which has not met our expectations and may continue to adversely impact our financial position and results of operations.

Since the inception of the Portfolio Purchase, financed by the Receivables Financing Agreement, the Receivables Financing Agreement has been modified five times due to collections not meeting our expectations. The shortfall has been exacerbated by the general economic downturn. We have recorded impairments on the Portfolio Purchase totaling $97.2 million ($30.3 million in fiscal year 2008, $53.9 million in fiscal year 2009, and $13.0 million in fiscal year 2010). The Portfolio Purchase was transferred to the cost recovery method effective with the third quarter of fiscal year 2008, as collections became increasingly more difficult to predict. Accordingly, we will recognize finance income only after we recover the carrying value of the asset. As a result, finance income since April 1, 2008 has been and will continue to be negatively impacted. There can be no assurance as to when or if the current carrying value will be recovered. Further, all cash collections from the Portfolio Purchase are used to repay our loan under the Receivable Financing Agreement. The carrying value of the Portfolio Purchase as of September 30, 2012 is $65.4 million.

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

We use qualitative and quantitative analyses to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced and we may be required to record additional impairment charges, which would result in a reduction of our earnings. We recorded impairment charges of $1.4 million $0.7 million, and $13.0 million for the years ended September 30, 2012, 2011 and 2010, respectively.

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

These receivable portfolios are purchased at significant discounts to the amount the consumers owe. These receivables are difficult to collect and actual recoveries may be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

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

We depend upon third parties to service a portion of our consumer receivable portfolios. The loss of certain servicers could have an adverse effect on our financial position and results of operation.

Although we utilize our in-house collection staff to initiate the collection process to collect some of our receivables, we outsource a majority of our receivable servicing. As a result, we are dependent upon the efforts of our third-party collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change. As 24% of our portfolio face value is serviced by seven organizations, we are dependent on their efforts to maximize collections.

We rely on our third party collectors to comply with all rules and regulations and maintain proper internal controls over their accounting and operations.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, and Puerto Rico there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in their accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured, we may not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

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

Members of the Stern family, own directly or indirectly, approximately 29.6% of our outstanding shares of common stock. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

•	the election of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval. In addition, the Stern family’s influence could preclude any unsolicited acquisition of us and, consequently, materially adversely affect the price of our common stock.

An unfavorable government review of our tax returns could adversely affect our operating results.

Our tax filings are subject to review or audit by the IRS and state and local taxing authorities. In April 2010, we received notification from the IRS that our 2008 and 2009 federal income tax returns would be audited. This audit is currently in progress. The IRS examinations of our federal tax returns could result in significant proposed adjustments. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made. In addition, the Company signed a consent to extend the IRS review period through 2010.

Negative press regarding the debt collection industry may have a negative impact on a customer’s willingness to pay the debt we acquire.

Consumers are exposed to information from a number of sources that may cause them to be more reluctant to pay their debts or to pursue legal actions against us. On-line, print and other media publish stories about the debt collection industry which cite specific examples of abusive collection practices. These stories can lead to the rapid dissemination of the story, adding to the level of exposure to negative publicity about our industry. Various Internet sites are maintained where consumers can list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle the situation. Advertisements by debt relief attorneys and credit counseling centers are becoming more common, adding to the negative attention given to our industry. As a result of this negative publicity, customers may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. These actions could impact our ability to collect on the receivables we acquire and affect our revenues and profitability.

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

If we make such acquisitions, we cannot predict whether:

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

If our technology and phone systems are not operational, our operations could be disrupted and our ability to successfully acquire receivable portfolios and receive collections from customers could be adversely affected.

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

A cyber security incident could have a negative effect on our business as we outsource a significant amount of the collection accounts with personal information electronically.

A security breach could have a detrimental effect on our business as we maintain a significant amount of personal information in our electronic files. A breach of our system or a leak of the personal information we maintain could leave us vulnerable to, among other things, loss of information and potential litigation each of which could have a material adverse effect on our business.

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

We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire us.

We adopted a stockholder rights plan which is intended to protect us from efforts to obtain control of us that are inconsistent with our best interests and the interests of our stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder has acquired 20% or more of our common stock without board approval or the announcement of a tender offer which results in the ownership of 20% or more of our common stock. If the rights become exercisable, all rights holders (other than the person triggering the rights) will be entitled to acquire our securities at a substantial discount. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of our board of directors, the rights plan could make it more difficult for a third-party to acquire us or a significant percentage of our outstanding capital stock, without first negotiating with the board of directors.

Future sales of our common stock by our affiliates or other stockholders may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 12,948,949 shares of common stock issued and outstanding as of January 15, 2013. Of these shares, 3,589,175 are owned by our affiliates. In addition, options to purchase approximately 1,499,471 shares of our common stock were outstanding as of September 30, 2012, of which 1,000,904 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2012, there were 2,000,000 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

•	the timing and amount of collections on our consumer receivable portfolios;

•	our inability to identify and acquire additional consumer receivable portfolios;

•	a decline in the estimated future value of our consumer receivable portfolio recoveries;

•	increases in operating expenses associated with the growth of our operations;

•	general and economic market conditions; and

•	Prices we are willing to pay for consumer receivable portfolios.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 14,700 square feet of general office space for approximately $21,000 per month, plus utilities. The lease expires on July 31, 2015, with a two-year renewal option.

Our office in Houston, Texas occupies approximately 2,600 square feet of general office space for approximately $3,800 per month. The lease expires on August 18, 2016.

The New York City office for Pegasus occupies approximately 6,600 square feet for approximately $19,000 per month, including electricity. The lease expires in September 2017.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” On January 15, 2013 there were 15 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2010 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
2011
October 1, 2010 to December 31, 2010	$8.74	$6.66
January 1, 2011 to March 31, 2011	8.82	7.51
April 1, 2011 to June 30, 2011	8.65	6.40
July 1, 2011 to September 30, 2011	8.75	7.48

2012
October 1, 2011 to December 31, 2011	$8.70	$7.40
January 1, 2012 to March 31, 2012	8.44	7.22
April 1, 2012 to June 30, 2012	9.40	7.80
July 1, 2012 to September 30, 2012	10.05	8.55

Dividends

During the year ended September 30, 2012, we declared quarterly cash dividends aggregating $1,170,000 ($0.02 per share, per quarter). During the year ended September 30, 2011, we declared quarterly cash dividends aggregating $1,170,000 ($0.02 per share, per quarter). Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place.

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase up to $20.0 million of shares of our common stock, which is effective through March 11, 2013. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of the fiscal year ended September 30, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from July 1, 2012 through July 31, 2012	231,700	$9.38	231,700	$14,508,000
Repurchases from August 1, 2012 through August 31, 2012	73,200	$9.28	73,200	$13,829,000
Repurchases from September 1, 2012 through September 30, 2012	20,900	$9.40	20,900	$13,632,000

(1)	On March 9, 2012, our board of directors authorized the repurchase of up to $20.0 million of shares of our common stock through a non-discretionary stock repurchase plan.

On June 4, 2012, we repurchased from Peters MacGregor Capital Management Pty. Ltd 1,000,000 shares of our common stock for $9,400,000, or $9.40 per share. We paid for the stock redemption using available cash on hand. Prior to the repurchase, Peters MacGregor owned 1,876,753 shares of our common stock, or approximately 12.8% of the Company. After the repurchase, Peters MacGregor owns 876,753 shares of our common stock, or approximately 6% of the Company. Our Board of Directors authorized the privately negotiated transaction, which is in addition to our 10b5-1 stock repurchase plan.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

ASSUMES INITIAL INVESTMENT OF $100 SEPTEMBER 2012

	Period Ending
Company/Market/Peer Group	9/30/2007	9/30/2008	9/30/2009	9/30/2010	9/30/2011	9/30/2012
Asta Funding Inc.	$100.00	$18.55	$20.48	$20.88	$22.41	$26.19
NASDAQ Market Index	$100.00	$78.01	$79.98	$90.07	$92.73	$121.04
Peer Group Index	$100.00	$50.83	$50.51	$67.27	$66.72	$101.19

Peer Group Index*

CompuCredit Corporation

Encore Capital Group, Inc

Portfolio Recovery Associates, Inc.

NCO Group, Inc. is no longer included in the peer group due to its acquisition by One Equity Partners (private) on May 16, 2006.

Item 6.	Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2012. The selected financial data for the five fiscal years ended September 30, 2012, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Operations Statement Data:
Finance income	$40,599	$42,610	$45,631	$70,156	$115,295
Other income	3.903	557	218	199	255

Total revenue	44,502	43,167	45,849	70,355	115,550

Costs and expenses:
General and administrative	23,640	21,807	23,211	25,915	29,561
Interest expense	2,539	3,016	4,368	8,452	17,881
Impairments	1,383	721	13,029	183,500	53,160

Total expenses	27,562	25,544	40,608	217,867	100,602

Income (loss) before income taxes	16,940	17,623	5,241	(147,512)	14,948
Provisions (benefit) for income taxes	6,872	7,102	2,112	(56,787)	6,119

Net income (loss)	10,068	$10,521	$3,129	$(90,725)	$8,829

Less: net income attributable to non-controlling interest	31	—	—	—	—

Net income (loss) attributable to Asta Funding, Inc.	$10,037	$10,521	$3,129	$(90,725)	$8,829

Basic net income (loss) per share	$0.71	$0.72	$0.22	$(6.36)	$0.62

Diluted net income (loss) per share	$0.70	$0.71	$0.22	$(6.36)	$0.61

	2012	2011	2010	2009	2008
	(In millions)
Other Financial Data:
For the Year ended September 30
Cash collections	$70.0	$81.2	$101.9	$$147.4	$208.0
Portfolio purchases, at cost	2.5	7.5	8.0	19.6	49.9
Portfolio purchases, at face	6.0	19.5	269.1	577.0	1,456.1
Return on average assets(1)	4.2%	4.1%	1.1%	(23.5)%	1.7%
Return on average stockholders’ equity(1)	5.9%	6.3%	2.0%	(44.8)%	3.6%
Dividends declared per share	$0.08	$0.08	$0.08	$$0.08	$0.16
At September 30,
Total assets	233.2	248.1	259.2	290.8	481.1
Total debt	61.5	71.6	94.9	130.9	221.7
Total stockholders’ equity	168.5	173.0	161.9	157.4	247.9
Inception to date — September 30,
Cumulative aggregate purchases, at face	31,921.5	31,915.5	31,896.0	31,626.9	31,049.9

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Caution Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” contained in this report and elsewhere herein. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

We are primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables, and, through Pegasus Funding, LLC, and BP Case Management, LLC, funding of personal injury and matrimonial litigation claims, respectively.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

•	performing receivables — in limited circumstances accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past.

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

Litigation Funding

In December 2011, we entered into a joint venture with PLF, pursuant to which Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation, with the expectation of a settlement in the future. Through the joint venture, we advance to each personal injury claimant funds on a non-recourse basis, at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by us in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

In May 2012, we entered into a joint venture with Balance Point Management. The joint venture, through a newly-formed indirect subsidiary, Balance Point, provides non-recourse funding to claimants in matrimonial actions. Such funds can be used for legal fees, expert costs and necessary living expenses. The venture will receive an agreed percentage of the proceeds received by such claimant upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment, on a case by case basis, and after a 15% preferred return to us.

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

After determining that an investment will yield an adequate return on our acquisition cost after servicing fees, including court costs, which are expensed as incurred, we use a variety of qualitative and quantitative factors to determine the estimated cash flows. The following variables are analyzed and factored into our original estimates:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables (as older receivables might be more difficult to collect or might be less cost effective);

•	past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and cash flow;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•	the locations of the customers as there are better states to attempt to collect in and ultimately we have better predictability of the liquidations and the expected cash flows;

•	financial wherewithal of the seller;

•

jobs or property of the customers found within portfolios-with our business model. Customers with jobs or property are more likely to repay their obligation and conversely, customers without jobs or property are less likely to repay their obligation; and

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

We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs including servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers from whom we have little or limited experience, we have the added benefit of soliciting our third party collection agencies and attorneys for their input on liquidation rates and at times incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.

As a result of the recent and current challenging economic environment and the impact it has had on collections, for the non-medical account portfolio purchases acquired since the beginning of fiscal year 2009, we extended our time frame of the expectation of recovering 100% of our invested capital to a 24-39 month period from an 18-28 month period, and the expectation of recovering 130-140% over seven years from the previous five year expectation. The 2009 time frame of expectations has remained in force for fiscal year 2012. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for under the interest method. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

	Years Ended September 30,
	2012	2011	2010
Finance income	91.2%	98.7%	99.5%
Other income	8.8%	1.3%	0.5%

Total revenue	100.0%	100.0%	100.0%

General and administrative expenses	53.1%	50.5%	50.7%
Interest expense	5.7%	7.0%	9.5%
Impairments of consumer receivables acquired for liquidation	3.1%	1.7%	28.4%

Income before income taxes	38.1%	40.8%	11.4%
Provision for income taxes	15.5%	16.5%	4.6%

Net income	22.6%	24.4%	6.8%
income attributable to non-controlling interest	0.1%	—%	—%

Net income attributable to Asta Funding, Inc.	22.5%	24.4%	6.8%

Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

Finance income.    For the year ended September 30, 2012, finance income decreased $2.0 million, or 4.7%, to $40.6 million from $42.6 million for the year ended September 30, 2011. The decrease is primarily due to the lower level of portfolio purchases over the last two years and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. During the fiscal year ended September 30, 2012, we acquired $6.0 million in face value of new portfolios at a cost of $2.5 million as compared to $19.5 million of face value portfolios at a cost of approximately $7.5 million, during the fiscal year ended September 30, 2011. Finance income recognized from fully amortized portfolios (zero basis revenue) was $36.4 million for the year ended September 30, 2012 as compared to $34.3 million for the year ended September 30, 2011.

Net collections decreased $11.2 million, or 13.8%, to $70.0 million for the fiscal year ended September 30, 2012, from $81.2 million for the fiscal year ended September 30, 2011. During fiscal year 2012, gross collections decreased 16.3% to $108.5 million from $129.7 million for fiscal year 2011, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $10.0 million, or 20.7%, as compared to the same period in the prior year and averaged 35.5% of collections for the fiscal year ended September 30, 2012 as compared to 37.4% in the same prior year period. The lower rate was the result of a one-time $1.3 million charge in the fourth quarter of fiscal year 2011 that impacted commissions and fees.

Further, as we have curtailed our purchases of new portfolios of consumer receivables in the last three fiscal years, finance income was negatively impacted and we expect will continue to be negatively impacted going forward since we have not been replacing our receivables acquired for liquidation. Instead, we focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will purchase such portfolios when we believe the purchase will yield our desired rate of return. There were no accretable yield adjustments recorded during the fiscal years ended September 30, 2012 and 2011.

Other income.    The following table summarizes other income for the years ended September 30, 2012 and 2011

	2012	2011
Interest and dividend income	$1,614,000	$579,000
Personal injury fee income	1,647,000	—
Matrimonial fee income	165,000	—
Realized gains	339,000	—
Service fee income	92,000	86,000
Other	46,000	(108,000)

	$3,903,000	$557,000

General and administrative expenses.    For the year ended September 30, 2012, general and administrative expenses increased $1.8 million, or 8.4%, to $23.6 million from $21.8 million for the year ended September 30, 2011. The increase is due primarily to increased professional fees related to acquisition activity and other corporate initiatives, offset by lower collection expenses which include lower salary and benefit costs. In addition, there were increased expenses related to the investment in the personal injury financing unit, Pegasus Funding, LLC.

Interest expense.    For the year ended September 30, 2012, interest expense decreased $0.5 million or 15.8% to $2.5 million from $3.0 million during the year ended September 30, 2011. The decrease was due primarily to the reduction in the balance of our Receivables Financing Agreement (“Receivables Financing Agreement”) with the Bank of Montreal (“BMO”) during the year ended September 30, 2012, as compared to the year ended September 30, 2011. Additionally, the average interest rate during the year ended September 30, 2012 on the Receivable Financing Agreement was 3.76% as compared to 3.75% during the year ended September 30, 2011. Also, we repaid the outstanding borrowings on our subordinated debt during fiscal year 2011.

Impairments.    We recorded impairments of $1,383,000 during the year ended September 30, 2012 as compared to $721,000 for the year ended September 30, 2011, as collections on various portfolios were short of expectations.

Income tax expense — Income tax expense for fiscal year 2012 of $6.9 million consists of a current tax expense of $3.5 million and a deferred tax expense of $3.4 million. The $3.4 million deferred tax expense consists of $1.8 million of federal tax expense and $1.6 million in state deferred expense. The true up adjustments for the fiscal years 2012 and 2011 federal tax returns were not material.

Net income.    For the year ended September 30, 2012, net income decreased $0.5 million to $10.0 million from $10.5 million for the year ended September 30, 2011, primarily reflecting increased total revenue offset by increased general and administrative expenses and impairments further offset by lower interest expense and income taxes. Net income per diluted share for the year ended September 30, 2012 decreased slightly to $0.70 per diluted share down from $0.71 per diluted share for the year ended September 30, 2011.

Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010

Finance income.    For the year ended September 30, 2011, finance income decreased $3.0 million, or 6.6%, to $42.6 million from $45.6 million for the year ended September 30, 2010. The decrease is primarily due to the lower level of portfolio purchases over the last two years and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. In addition, during the fourth quarter of fiscal 2011 there was a one-time charge of approximately $1.3 million against finance income by a third party collection company that billed us for collection costs excluded from their periodic collection remittances. Finance income for the year ended September 30, 2011 excluding this one-time charge, would have been $44,439,000, down $1.4 million, or 3.1%. During the fiscal year ended September 30, 2011, we acquired $19.5 million in face value of new portfolios at a cost of $7.5 million as compared to $269.0 million of face value portfolios at a cost of approximately

$8.0 million, during the fiscal year ended September 30, 2010. Finance income recognized from fully amortized portfolios (zero basis revenue) was $34.3 million for the years ended September 30, 2011 and 2010, respectively.

Net collections decreased $20.7 million or 20.3% to $81.2 million for the fiscal year ended September 30, 2011, from $101.9 million for the fiscal year ended September 30, 2010. During fiscal year 2011, gross collections decreased 17.7% to $129.7 million from $157.6 million for fiscal year 2010, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $7.2 million or 12.9% as compared to the same period in the prior year and averaged 37.4% of collections for the fiscal year ended September 30, 2011 as compared to 35.3% in the same prior year period. The $1.3 million one-time charge against finance income impacted commissions and fees by one percentage point. Commissions and fees excluding this one-time charge would have been 36.4%.

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

General and administrative expenses.    For the year ended September 30, 2011, general and administrative expenses decreased $1.4 million, or 6.0%, to $21.8 million from $23.2 million for the year ended September 30, 2010. The decrease is due primarily to lower collection expenses, including lower attorney fees and settlements associated with debtor lawsuits, lower professional fees, and the lower non-cash item of amortization expense, offset by higher non-cash stock based compensation expense.

Interest expense.    For the year ended September 30, 2011, interest expense decreased $1.4 million, or 31.0%, to $3.0 million from $4.4 million during the year ended September 30, 2010. The decrease was due to the repayment of the outstanding borrowings on our subordinated debt and the reduction of our Receivables Financing Agreement loan balance during the year ended September 30, 2011, as compared to the year ended September 30, 2010. Additionally, the average interest rate during the year ended September 30, 2010 on the Receivable Financing Agreement was 3.75% as compared to 3.77% during the year ended September 30, 2010. The rate on the subordinated debt — related party was increased from 6.25% to 10.0% during fiscal year 2010; however, the principal balance was paid off in December 2010, with little impact on the fiscal year 2011 expense.

Impairments.    We recorded impairments of $721,000 during the year ended September 30, 2011 as compared to $13.0 million for the year ended September 30, 2010. The impairment recorded in fiscal year 2010 was related to the Portfolio Purchase. During fiscal year 2010, a significant servicer of accounts of the Portfolio Purchase declaring bankruptcy which caused a delay in collections as accounts were transferred to other servicers. Although we believe that value remains in the Portfolio Purchase, the delay has impacted projections of collections of the Portfolio Purchase.

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

Net income.    For the year ended September 30, 2011, net income increased $7.4 million to $10.5 million from $3.1 million for the year ended September 30, 2010, primarily reflecting decreased impairments and other expenses, partially offset by higher income taxes. Net income per diluted share for the year ended September 30, 2011 increased $0.49 per diluted share to $0.71 per diluted share from $0.22 per diluted share for the year ended September 30, 2010.

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

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments to the Receivables Financing Agreement as discussed below. The Portfolio Purchase is serviced by Palisades Collection LLC, our wholly owned subsidiary which has engaged unaffiliated subservicers for a majority of the Portfolio Purchase.

Since the inception of the Receivables Financing Agreement, amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently we are operating under the Fifth Amendment.

On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment is October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 30, 2014, (ii) reduces the minimum monthly total payment to $750,000, (iii) accelerates our guarantee credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment, (iv) eliminated our limited guarantee of repayment of the loans outstanding by Palisades XVI, and (v) revises the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, we entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty set forth in the Fourth Amendment, was eliminated upon signing the Termination Agreement.

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for the fiscal year ended September 30, 2013 and 2014 is $9 million and $52.5 million respectively.

On September 30, 2012 and 2011, the outstanding balance on this loan was approximately $61.5 million, and $71.6 million, respectively. The applicable interest rate at September 30, 2012 and 2011 was 3.73% and 3.72%, respectively. The Company’s average debt obligation (excluding the subordinated debt — related party) for the fiscal years ended September 30, 2012 and 2011, was approximately $66.8 million and $77.2 million, respectively. The average interest rate of the Receivable Financing Agreement was 3.77% and 3.75% for the years ended September 30, 2012 and 2011, respectively.

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

Fourth Amendment — Receivables Financing Agreement, dated February 20, 2009, among other things, (i) lowered the collection rate minimum to $1 million per month (plus interest and fees) as an average for each period of three consecutive months, (ii) provided for an automatic extension of the maturity date from April 30, 2011 to April 30, 2012 should the outstanding balance be reduced to $25 million or less by April 30, 2011, and (iii) permanently waived the previous termination events. The interest rate remains unchanged at approximately 320 basis points over LIBOR, subject to automatic reduction in the future should certain collection milestones be attained.

Senior Secured Discretionary Credit Facility

On December 30, 2011, we and certain of our subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of our subsidiaries and Bank Leumi. Under the Loan Agreement, certain subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. We and certain subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of our assets and the assets of our subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of September 30, 2012, we have not utilized the Credit Facility.

Subordinated Debt — Related Party

On April 29, 2008, we obtained a subordinated loan pursuant to a subordinated promissory note from an entity that is beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and members of their families. The loan, originally in the aggregate principal amount of $8,246,000, accrued interest at a rate of 10.0% per annum. The loan was repaid on December 20, 2010.

Litigation Funding

During fiscal 2012, we entered into joint ventures with APH and Balance Point Management relating to the funding of personal injury and matrimonial claims. For a more detailed description of our litigation funding operations, see the section entitled “Litigation Funding Business” under “Item 1. Business.” As of the date of this report, we have invested $22 million and $1.0 million in the APH and Balance Point Management joint ventures, respectively. We have also provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations. The line of credit accrues interest at the prevailing prime rate and has an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s share of the profits in our joint venture and other assets.

Cash Flow

As of September 30, 2012, our cash and cash equivalents decreased $79.4 million to $5.0 million, from $84.4million at September 30, 2011. Although our cash flow remains strong, we have diversified some of our cash flow into other investments.

Net cash provided by operating activities was $17.4 million during the fiscal year ended September 30, 2012, compared to net cash provided by operating activities of $16.7 million for the fiscal year ended September 30, 2011. The increase is primarily due to lower tax payments, partially offset by a decrease in due from third party collection agencies and attorneys. Net cash used in investing activities was $69.9 million during the fiscal year ended September 30, 2012, as compared to net cash provided by investing activities of $16.5 million during the fiscal year ended September 30, 2011. The increase in cash used in investing activities is primarily due to the investing activity in other than cash and cash equivalents depository accounts and lower collections of consumer receivables acquired for liquidation during the year ended September 30, 2012 as compared to the same 2011 period. We increased our investment in available for sale securities, certificates of deposit and investments in personal injury claims. Net cash used in financing activities was $26.9 million during the fiscal year ended September 30, 2012, as compared to cash used in financing activities of $24.2 million in the prior period. The increase in net cash used in financing activities was primarily due to an increase in the purchase of treasury stock in the current period, partially offset by a smaller pay down of debt during the fiscal year ended September 30, 2012 as compared to the prior period.

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

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

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

Stock Repurchase Program

In February 2012, our board of directors authorized a program to repurchase up to $20 million of our common stock. The repurchase program is expected to be executed over a one year period. The repurchase program does not obligate us to acquire any specific number of shares. We anticipate the cash used for the repurchase program will come primarily from current cash and from on-going operating activities and the cash generated from such activities.

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years:

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	$61,462,000	$9,000,000	$52,462,000	$—	$—
Operating Lease Obligations	$2,108,000	$528,000	$1,037,000	$543,000	—

Total	$63,570,000	$9,528,000	$53,499,000	$543,000	—

The Company and its subsidiary Fund Pegasus are committed under the Pegasus Operating Agreement to lend up to $21,8000,000 to Pegasus per years for a term of five (5) years. The sum of $20,000,000 is to be used for funding investments in litigation matters and the balance is to be used for operating expenses of Pegasus which are to be returned to Fund Pegasus before any profit distribution is to be made. The loan is secured by the assets of Pegasus. These loans provide financing for the personal injury litigation claims and operating expenses of Pegasus. As of September 30, 2012, the Company had invested approximately $22 million in personal injury cases.

In connection with the divorce funding business, the Company may invest up to $15 million in the Venture to fund divorce cases, consisting of three tranches of $5 million. At our option, we may invest additional funds in the Venture, provided that the first $35 million in additional investment must be provided in tranches of $10 million, $10 million, and $15 million, respectively. We are entitled to a 15% cash-on-cash return in each particular tranche. If the Venture is unable to provide the 15% preferred return to us on any initial $5 million tranche, BPCM’s profit and loss distribution will be adjusted from the current 60% and 40% split to provide us with the equivalent of a 15% preferred return, if possible. To date, we have funded approximayly $1.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In millions)
Balance at beginning of period	$115.2	$147.0	$208.3	$449.0	$545.6
Acquisitions of finance receivables, net of buybacks	2.5	7.5	8.0	19.6	49.9
Cash collections from customers applied to principal(1)	(29.3)	(38.4)	(55.1)	(69.1)	(81.7)
Cash collections represented by account sales applied to principal(1)	(0.1)	(0.2)	(1.2)	(8.1)	(11.0)
Impairments/Portfolio write down	(1.4)	(0.7)	(13.0)	(183.5)	(53.2)
Effect of foreign exchange	—	—	—	0.4	(0.6)

Balance at end of period	$86.9	$115.2	$147.0	$208.3	$449.0

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2012	2011	2010
	(In millions)
Aggregate Purchase Price	$2.5	$7.5	$8.0
Aggregate Portfolio Face Amount	6.0	19.5	269.1

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

Schedule of Portfolios by Income Recognition Category

	September 30, 2012		September 30, 2011		September 30, 2010
	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios
			(In millions)
Original Purchase Price (at period end)	$466.0	$780.0	$443.3	$787.2	$442.5	$780.5
Cumulative Aggregate Managed Portfolios (at period end)	13,940.1	17,964.8	13,915.3	17,985.0	13,913.3	17,966.2
Receivable Carrying Value (at period end)	74.6	12.3	84.0	31.2	100.7	46.3
Finance Income Earned (for the respective period)	3.0	37.6	2.7	39.9	1.7	43.9
Total Cash Flows (for the respective period)	20.2	49.8	19.6	61.6	26.0	75.9

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

Collections Represented by Account Sales

Year	Collections Represented By account Sales	Finance Income Recognized
2012	$117,000	$50,000
2011	390,000	155,000
2010	3,485,000	2,272,000

Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on interest method portfolios on an annual vintage basis since October 1, 2001 through September 30, 2012.

Purchase Period	Purchase Price(2)	Net Cash Collections Including Cash Sales(3)	Estimated Remaining Collections(4)	Total Estimated Collections(5)	Total Estimated Collections as a Percentage of Purchase Price
2001	$65,120,000	$105,699,000	$—	$105,699,000	162%
2002	36,557,000	48,285,000	—	48,285,000	132%
2003	115,626,000	221,659,000	—	221,659,000	192%
2004	103,743,000	191,398,000	47,000	191,445,000	185%
2005	126,023,000	224,971,000	921,000	225,892,000	179%
2006	163,392,000	267,938,000	2,306,000	270,244,000	165%
2007	109,235,000	105,719,000	9,302,000	115,021,000	105%
2008	26,626,000	50,392,000	20,000	50,412,000	189%
2009	19,127,000	36,178,000	1,491,000	37,669,000	197%
2010	7,212,000	19,302,000	325,000	19,627,000	272%
2011	—	—	—	—	0%
2012	—	—	—	—	0%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts ( referred to as “put-backs”), plus third party commissions.

(3)	Cash collections include net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining collections.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2012, we recognized finance income of $3.0 million under the cost recovery method because we collected $3.0 million in excess of our purchase price on certain of these portfolios. In addition, we earned $37.6 million of finance income under the interest method based on actuarial computations which, in turn, are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2012, we purchased portfolios with an aggregate purchase price of $2.5 million with a face value (gross contracted amount) of $6.0 million.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”) which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, we adopted this guidance early by adopting in fiscal year 2011. We adopted for the goodwill impairment test. Adoption of this guidance did not have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”) in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments was already permitted. Adoption of this update did not have a material effect on our financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance became effective for us with the reporting period beginning October 1, 2011, and was applied prospectively to business combinations for which the acquisition date was after the effective date. Early adoption was permitted. Other than requiring disclosures for prospective business combinations, the adoption of this guidance did not have a material effect on our financial statements.

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

The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within the first annual reporting period. We adopted ASU 2009-17 in fiscal year 2011 which did not have a material effect on our financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. “ASU 2009-17” ASU 2009-17 generally represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009,and for interim periods within the beginning October 1, 2010, which did not have a material effect on our financial statements.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2012, 2011 and 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2012, our Receivables Financing Agreement, all of which is variable rate debt, had an outstanding balance of $61.5 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by approximately $200,000 based on the average debt obligation outstanding during the fiscal year. We do not currently invest in derivative, financial or commodity instruments.

Item 8.	Financial Statements And Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item begin on page F-1 of this report located immediately after the signature page.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended September 30, 2012 was carried out by us under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment, and based on the criteria of the COSO, we believe that, as of September 30, 2012, our internal control over financial reporting is effective at the reasonable assurance level.

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

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2012 and their report dated January 18, 2013 expresses an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asta Funding, Inc.

We have audited the internal control over financial reporting of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of September 30, 2012 and 2011 and for each of the three years in the period ended September 30, 2012, and our report dated January 18, 2013, expressed an unqualified opinion on those financial statements.

/s/    Grant Thornton LLP

New York, New York

January 18, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after September 30, 2012 and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after September 30, 2012 and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after September 30, 2012 and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after September 30, 2012 and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after September 30, 2012 and is incorporated herein by this reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit Number
3.1	Certificate of Incorporation(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Certificate of Designation of Series A Preferred Stock(3)
3.4	Bylaws(4)
3.5	Amendments to Article IX of the By-Laws of Asta Funding, Inc.(5)
4.1	Rights Agreement, dated as of August 23, 2012, between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC(6)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)
10.2	Asta Funding, Inc. 2002 Stock Option Plan(2)

Exhibit Number
10.3	Asta Funding, Inc. Equity Compensation Plan(7)
10.4	Asta Funding, Inc. 2012 Stock Option and Performance Award Plan(8)
10.5	Receivables Finance Agreement dated March 2, 2007 between the Company and the Bank of Montreal(9)
10.6	Subservicing Agreement between the Company and the Subservicer dated March 2, 2007(12)
10.7	Purchase and Sale Agreement dated February 5, 2007(10)
10.8	First Amendment to the Receivables Finance Agreement dated July 1, 2007 between the Company and Bank of Montreal(11)
10.9	Second Amendment to the Receivables Financing Agreement dated December 27, 2007(13)
10.10	Third Amendment to the Receivables Financing Agreement dated May 19, 2008(14)
10.11	Amended and Restated Servicing Agreement dated May 19, 2008 between the Company and The Bank of Montreal(14)
10.12	Subordinated Promissory Note between Asta Funding, Inc and Asta Group, Inc. dated April 29, 2008(15)
10.13	Fourth Amendment to the Receivables Financing Agreement dated February 20, 2009 between the Company and Bank of Montreal(16)
10.14	Subordinated Guarantor Security Agreement dated February 20, 2009 to Bank of Montreal(17)
10.15	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009(18)
10.16	Subordinated Guarantor Security Agreement dated February 20, 2009 to Asta Group, Inc.(19)
10.17	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009 to Asta Group, Inc.(20)
10.18	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(21)
10.19	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](22)
10.20	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](23)
10.21	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](24)
10.22	Loan Agreement Between Asta Funding and Bank Leumi dated December 14, 2009.(25)
10.23	Indemnification agreement between Asta Funding and GMS Family Investors LLC. (26)
10.24	Fifth Amendment to the Receivables Financing Agreement dated October 26, 2010 between the Company and Bank of Montreal (27)
10.25	Omnibus Termination Agreement, by and among Palisades Acquisition XVI, LLC, BMO Capital Markets Corp., as collateral agent, Asta Group, Incorporated, and each guarantor set forth therein. (28)
10.26	Lease agreement between the Company and ESL200 LLC dated August 2, 2010 (29)
10.27	Revolving Credit Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(30)
10.28	Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(31)
10.29	Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC(32)
10.30	Operating Agreement of Pegasus Funding, LLC, dated December 28, 2011(33)
10.31	Loan Agreement, dated December 30, 2011, by and between certain subsidiaries of the Company and Bank Leumi USA(34)
10.32	Form of Revolving Note(35)
10.33	Form of Guaranty(36)
10.34	Form of Security Agreement(37)

Exhibit Number
10.35	Form of Pledge Agreement(38)
10.36	Consulting Agreement, dated December 12, 2011, by and between the Company and A.L. Piccolo & Co., Inc.(39)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(3)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(4)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(5)	Incorporated by reference to Exhibit 3.2 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(8)	Incorporated by reference to Appendix A to Asta Funding’s Definitive Proxy Statement filed on February 17, 2012 for the March 21, 2012 Annual Meeting of Stockholders

(9)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(10)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed February 9, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(12)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007.

(13)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2007.

(14)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

(15)	Incorporated by reference to Exhibit 10.18 to Asta Funding’s Current Report on Form 8-K filed May 1, 2008.

(16)	Incorporated by reference to Exhibit 10.21 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(17)	Incorporated by reference to Exhibit 10.22 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(18)	Incorporated by reference to Exhibit 10.23 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(19)	Incorporated by reference to Exhibit 10.24 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(20)	Incorporated by reference to Exhibit 10.25 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(21)	Incorporated by reference to Exhibit 10.26 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(22)	Incorporated by reference to Exhibit 10.27 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(23)	Incorporated by reference to Exhibit 10.28 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(24)	Incorporated by reference to Exhibit 10.29 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(25)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 18, 2009.

(26)	Incorporated by reference to Exhibit 10.32 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2009.

(27)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed November 1, 2010.

(28)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed November 22, 2010.

(29)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed August 5, 2010.

(30)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(31)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(32)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(33)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(34)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(35)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(36)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(37)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(38)	Incorporated by reference to Exhibit 10.5 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(39)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Formr 10-Q for the quarter ended December 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 18, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	Chairman of the Board, President, and Chief Executive Officer	January 18, 2013

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer Principal Financial Officer and Accounting Officer	January 18, 2013

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	January 18, 2013

/s/ Herman Badillo Herman Badillo	Director	January 18, 2013

/s/ Edward Celano Edward Celano	Director	January 18, 2013

/s/ Harvey Leibowitz Harvey Leibowitz	Director	January 18, 2013

/s/ David Slackman David Slackman	Director	January 18, 2013

/s/ Louis A. Piccolo Louis A. Piccolo	Director	January 18, 2013

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012, 2011 and 2010

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
January 18, 2013

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2012	2011
ASSETS
Cash and cash equivalents	$4,953,000	$84,347,000
Investments:
Available-for-sale (at fair value)	58,712,000	13,515,000
Certificates of deposit (at cost)	42,682,000	9,060,000
Restricted cash	1,088,000	1,031,000
Consumer receivables acquired for liquidation (at net realizable value)	86,887,000	115,195,000
Other investments	18,596,000	—
Due from third party collection agencies and attorneys	2,042,000	2,084,000
Prepaid and income taxes receivable	2,057,000	3,369,000
Furniture and equipment (net of accumulated depreciation of $3,696,000 in 2012 and $3,316,000 in 2011)	821,000	563,000
Deferred income taxes	10,410,000	14,358,000
Other assets	4,916,000	4,529,000

Total assets	$233,164,000	$248,051,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Non-recourse debt	$61,463,000	$71,604,000
Other liabilities	2,920,000	3,167,000
Dividends payable	260,000	293,000
Income taxes payable	—	31,000

Total liabilities	64,643,000	75,095,000

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; Issued — none outstanding	—	—
Common stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 14,778,956 shares in 2012 and 14,639,456 shares in 2011	148,000	146,000
Additional paid-in capital	77,024,000	74,793,000
Retained earnings	107,303,000	98,377,000
Accumulated other comprehensive income (loss), net of income taxes	241,000	(290,000)
Treasury stock (at cost), 1,772,038 shares in 2012 and 8,900 shares in 2011	(16,226,000)	(70,000)

Total stockholders’ equity	168,490,000	172,956,000
Non-controlling interest	31,000	—

Total equity	168,521,000	172,956,000

Total liabilities and stockholders’ equity	$233,164,000	$248,051,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2012	2011	2010
Revenues:
Finance income, net	$40,599,000	$42,610,000	$45,631,000
Other income	3,903,000	557,000	218,000

	44,502,000	43,167,000	45,849,000

Expenses: General and administrative expenses	23,640,000	21,807,000	23,211,000
Interest expense (Related Party — 2011, $86,000; 2010, $518,000)	2,539,000	3,016,000	4,368,000
Impairments of consumer receivables acquired for liquidation	1,383,000	721,000	13,029,000

	27,562,000	25,544,000	40,608,000

Income before income taxes	16,940,000	17,623,000	5,241,000
Income tax expense	6,872,000	7,102,000	2,112,000

Net income	10,068,000	10,521,000	3,129,000
Less: net income attributable to non-controlling interest	31,000	—	—

Net income attributable to Asta Funding, Inc.	$10,037,000	$10,521,000	$3,129,000

Net income per share attributable to Asta Funding, Inc.:
Basic net income per share	$0.71	$0.72	$0.22
Diluted net income per share	$0.70	$0.71	$0.22
Weighted average shares outstanding:
Basic	14,077,650	14,626,973	14,492,215
Diluted	14,321,381	14,827,608	14,534,982

Asta Funding, Inc.
Other Comprehensive Income
September 30, 2012
	2012	2011	2010
Comprehensive income is as follows:
Net income	$10,068,000	$10,521,000	$3,129,000

Net unrealized securities gain (loss) arising during the period, net of (taxes) benefit of ($495,000) and $196,000 during the years ended September 30, 2012 and 2011, respectively	733,000	(290,000)	—
Reclassification adjustments for securities sold during the period, net of taxes of $137,000 during the year ended September 30, 2012	(202,000)	—	—
Foreign currency translation, net	—	(9,000)	(37,000)

Other comprehensive income (loss)	531,000	(299,000)	(37,000)

Total comprehensive income	$10,599,000	$10,222,000	$3,092,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended September 30, 2012, 2011 and 2010

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock(1)	Total Stockholders’ Equity	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance, September 30, 2009	14,272,357	$143,000	$70,189,000	$87,058,000	$46,000	—	$157,436,000	$—	$157,436,000
Exercise of options	328,066	3,000	867,000				870,000		870,000
Stock based compensation expense			1,189,000				1,189,000		1,189,000
Tax benefit arising from exercise of non-qualified stock options and vesting of restricted stock			472,000				472,000		472,000
Dividends				(1,161,000)			(1,161,000)		(1,161,000)
Comprehensive income (loss):
Net income				3,129,000			3,129,000		3,129,000
Foreign currency translation					(37,000)		(37,000)		(37,000)

Total comprehensive income (loss)	—	—	—	3,129,000	(37,000)	—	3,092,000	—	3,092,000

Balance, September 30, 2010	14,600,423	$146,000	$72,717,000	$89,026,000	$9,000	—	$161,898,000	$—	$161,898,000
Exercise of options	6,268		21,000				21,000		21,000
Stock based compensation expense			2,055,000				2,055,000		2,055,000
Restricted stock	32,765						—		—
Dividends				(1,170,000)			(1,170,000)		(1,170,000)
Purchase of Treasury Stock						(70,000)	(70,000)		(70,000)
Comprehensive income (loss):
Net income				10,521,000			10,521,000		10,521,000
Foreign currency translation					(9,000)		(9,000)		(9,000)
Unrealized loss on marketable securities					(290,000)		(290,000)		(290,000)

Total comprehensive income (loss)	—	—	—	10,521,000	(299,000)	—	10,222,000	—	10,222,000

Balance, September 30, 2011	14,639,456	$146,000	$74,793,000	$98,377,000	$(290,000)	$(70,000)	$172,956,000	$—	$172,956,000
Exercise of options	139,500	2,000	608,000				610,000		610,000
Stock based compensation expense			1,623,000				1,623,000		1,623,000
Dividends				(1,111,000)			(1,111,000)		(1,111,000)
Purchase of Treasury Stock						(16,156,000)	(16,156,000)		(16,156,000)
Comprehensive income:
Net income				10,037,000			10,037,000		10,037,000
Unrealized gain on marketable securities					531,000		531,000		531,000
Earnings attributable to non-controlling interest							—	31,000	31,000

Total comprehensive income	—	—	—	10,037,000	531,000	—	10,568,000	31,000	10,599,000

Balance, September 30, 2012	14,778,956	$148,000	$77,024,000	$107,303,000	$241,000	$(16,226,000)	$168,490,000	$31,000	$168,521,000

(1)	Treasury shares are as follows: September 30, 2010, 0; Purchase of treasury stock, 8,900; September 30, 2011, 8,900.
September	30, 2011, 8,900; Purchase of treasury stock, 1,763,138; September 30, 2012, 1,772,038.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$10,037,000	$10,521,000	$3,129,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,000	262,000	1,291,000
Deferred income taxes	3,393,000	4,611,000	5,310,000
Impairments of consumer receivables acquired for liquidation	1,383,000	721,000	13,029,000
Stock based compensation	1,623,000	2,055,000	1,189,000
Gain on sale of available-for-sale securities	(339,000)	—	—
Changes in:
Income taxes payable and receivable	1,281,000	(3,142,000)	47,531,000
Due from third party collection agencies and attorneys	42,000	1,444,000	(955,000)
Other assets	(190,000)	(771,000)	(1,683,000)
Other liabilities	(247,000)	1,041,000	(98,000)

Net cash provided by operating activities	17,363,000	16,742,000	68,743,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,495,000)	(7,435,000)	(7,989,000)
Principal payments received from collection of consumer receivables acquired for liquidation	29,353,000	38,360,000	54,211,000
Principal payments received from collections represented by sales of consumer receivables acquired for liquidation	67,000	235,000	2,076,000
Effect of foreign exchange on consumer receivables acquired for liquidation	—	(45,000)	(97,000)
Purchase of available-for-sale securities	(66,625,000)	(14,000,000)	—
Proceeds from sales of available-for-sale securities	22,656,000	—	—
Purchase of certificates of deposit	(45,121,000)	(3,980,000)	(8,934,000)
Proceeds from maturities of certificates of deposit	11,499,000	3,854,000	—
Other investments — advances	(22,549,000)	—	—
Other investments — receipts	3,953,000	—	—
Capital expenditures	(638,000)	(475,000)	(108,000)
Non-controlling interest	31,000	—	—

Net cash (used in) provided by investing activities	(69,869,000)	16,514,000	39,159,000

Cash flows from financing activities:
Proceeds from exercise of stock options	610,000	21,000	870,000
Purchase of Treasury Stock	(16,156,000)	(70,000)	—
Tax benefit arising from exercise of non-qualified stock options	—	—	472,000
Change in restricted cash	(57,000)	273,000	826,000
Dividends paid	(1,144,000)	(1,169,000)	(1,155,000)
Repayments of debt, net	(10,141,000)	(18,879,000)	(32,139,000)
Repayments under subordinated debt — related party	—	(4,386,000)	(3,860,000)

Net cash used in financing activities	(26,888,000)	(24,210,000)	(34,986,000)

Net (decrease) increase in cash and cash equivalents	(79,394,000)	9,046,000	72,916,000
Cash and cash equivalents at beginning of year	84,347,000	75,301,000	2,385,000

Cash and cash equivalents at end of year	$4,953,000	$84,347,000	$75,301,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (Related Party: 2012 — $0; 2011 — $122,000; 2010 — $568,000)	$2,570,000	$3,114,000	$4,542,000

Income taxes	$2,002,000	$5,647,000	$2,052,000

See notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements September 30, 2012 and 2011

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”) and other subsidiaries, not all wholly owned, and not considered material (collectively, the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables, performing receivables and investment in litigation related receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts whereby the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts whereby the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are, MasterCard®, Visa®, and other credit card accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

In addition, the Company, through majority-owned subsidiaries Pegasus Funding, LLC, and BP Case Management, LLC invests in funding personal injury and matrimonial claims

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[1A] Liquidity:

The Company’s cash requirements have been and will continue to be significant. In the past, we have depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. If approved, dividends paid is also a significant use of cash. As our revolving debt level decreased to zero in fiscal year 2010, we have depended solely on operating cash flow to fund the acquisition of portfolios, pay operating expenses, dividends, and taxes. In June 2010, the Company received an aggregate tax refund of approximately $52.7 million. As of September 30, 2012, the outstanding amount on the Bank of Montreal (“BMO”) facility (“Receivables Financing Agreement”) that financed the $6.9 billion in face value receivables for a purchase price of $300 million, (the "Portfolio Purchase”) is $61.5 million. We continue to pay down the balance and the interest from the collections of the receivables under the Portfolio Purchase. See Note F — Non-Recourse Debt, for further information.

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

September 30, 2012 and 2011

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[3] Cash and cash equivalents and restricted cash: — (Continued)

The Company maintains cash balances in various depository institutions. Management periodically evaluates the creditworthiness of such institutions. Cash balances exceed Federal Deposit Insurance Corporation (“FDIC”) limits from time to time. Cash balances at September 30, 2012 were substantially in excess of these limits.

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

The restricted cash at September 30, 2012 represents cash on hand, substantially all of which is designated to be paid to our lender subsequent to September 30, 2012. The lender has mandated in which depository institutions the cash is to be maintained.

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

Certificates of Deposit

Certificates of deposits have maturities greater than three months at the date of purchase.

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

September 30, 2012 and 2011

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

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. Impairments of approximately $1.4 million were recorded in the fiscal year ended September 30, 2012. An impairment of approximately $0.7 million was recorded in the fiscal year ended September 30, 2011 and $13.0 million was recorded in the fiscal year 2010. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required. There were no accretable yield adjustments recorded in the fiscal years ended September 30, 2012, 2011 and 2010.

The recognition of income under ASC 310 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, ASC 310 permits the change to the cost recovery method. The Company will recognize income only after it has recovered its carrying value, As of September 30, 2012, the carrying value of the Portfolio Purchase was approximately $65.4 million. There can be no assurance as to when or if the carrying value will be recovered.

The Company’s analysis of the timing and amount of cash flows to be generated by its portfolio purchases and investments are based on the following attributes:

•

the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and the Company factors in both better and worse states when establishing their initial cash flow expectations;

•

the average balance of the receivables influences our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for the Company’s lawsuit strategy and thus yield better results over the longer term. As the Company has

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

significant experience with both types of balances, it can factor these variables into its initial expected cash flows;

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

•

jobs or property of the customers found within portfolios. With our business model, this is of particular importance. Customers with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, customers without jobs or property are less likely to repay their obligation. The Company believes that customers with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor with property will pay to clear title or release a lien. The Company also believes that these customers generally might take longer to repay and that is factored into its initial expected cash flows; and

•	credit standards of the issuer.

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of its acquisition of the accounts. The amount invested in a portfolio of accounts reflects our determination that it is probable we will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sale. The excess of this amount over the cost of the portfolio, representing the excess of the accounts' cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables accounted for on the interest method over the expected remaining life of the portfolio.

The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. The Company invests in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows.

As a result of the challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2012, the Company’s expectation of recovering 100% of its invested capital is a 24-39 month period, with the expectation of recovering 130-140% over 7 years. The 2012 time frame of expectations have remained unchanged from fiscal year 2011. The Company routinely monitors these expect-

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: — (Continued)

ations against the actual cash flows and, in the event the cash flows are below expectations and the Company believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for on the interest method. Conversely, in the event the cash flows are in excess of its expectations and the reason is due to timing, the Company would defer the “excess” collection as deferred revenue.

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

The following table presents the computation of basic and diluted per share data for the years ended September 30, 2012, 2011 and 2010:

	2012			2011			2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$10,037,000	14,077,650	$0.71	$10,521,000	14,626,973	$0.72	$3,129,000	14,492,215	$0.22

Dilutive effect of stock Options		243,731	(0.01)		200,635	(0.01)		42,767	—

Diluted	$10,037,000	14,321,381	$0.70	$10,521,000	14,827,608	$0.71	$3,129,000	14,534,982	$0.22

At September 30, 2012, 1,210,396 options at a weighted average exercise price of $12.23 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2011, 986,732 options at

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[9] Net income (loss) per share: — (Continued)

a weighted average exercise price of $13.18 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2010, 680,795 options at a weighted average exercise price of $15.59 were not included in the diluted earnings per share calculation as they were anti-dilutive.

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

[12] Impact of Recently Issued Accounting Standards:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350), which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As allowed by ASU 2011-08, the Company early adopted this guidance for its fiscal year 2011 goodwill impairment test. Adoption of this guidance did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments was already permitted. Adoption of this update did not have a material effect on the Company’s financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[12] Impact of Recently Issued Accounting Standards: — (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), which results in common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first annual period beginning on or after December 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s financial statements but may have an effect on disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance became effective with the reporting period beginning October 1, 2011, and was applied prospectively to business combinations for which the acquisition date was after the effective date. Early adoption was permitted. Other than requiring disclosures for prospective business combinations, the adoption of this guidance did not have a material effect on the Company’s financial statements.

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

The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption in fiscal year 2011 did not have a material effect and future adoption is not expected to have a material effect on the Company’s financial statements.

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

September 30, 2012 and 2011

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES — (CONTINUED)

[13] Reclassifications:

Certain items in prior years' financial statements have been reclassified to conform to the current year's presentation.

NOTE B — INVESTMENTS

Available-for-Sale

Mutual funds investments classified as available-for-sale at September 30, 2012 and 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2012	$58,308,000	$404,000	$—	$58,712,000
2011	$14,000,000	$—	$(485,000)	$13,515,000

The available-for-sale investments did not have any contractual maturities. There were no sales during fiscal year 2011.

At September 30, 2012, there were six investments, all in an unrealized gain position. The available-for-sale investments did not have any contractual maturities. There were five sales during fiscal year 2012, resulting in a realized gain of approximately $339,000.

At September 30, 2011, there were four investments in an unrealized loss position, all of which had current unrealized losses which had existed for 12 months or less. All of these securities were considered to be acceptable credit risks. Based on the evaluation of the available evidence at that time, including changes in market rates and credit rating information, management believed that any decline in fair value for these instruments would be temporary. In addition, management had the ability but did not believe it would be required to sell those investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Had the impairment of any of those securities become other than temporary, the cost basis of the investment would have been reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

Certificates of Deposit

Other investments consist of the following:

	September 30, 2012	September 30, 2011
Certificates of deposits in banks	$42,682,000	$9,060,000

Certificates are generally nonnegotiable and nontransferable, and may incur substantial penalties for withdrawal prior to maturity, which will be within one year. Of the amounts shown above, the following amounts are classified as brokered certificates of deposits:

	2012	2011
Brokered certificates of deposits	$—	$1,483,000

Brokered certificates of deposit are subject to market fluctuations if sold prior to maturity; however, it was the Company’s intention to hold all certificates of deposit to maturity. All of the brokered securities referenced above were FDIC insured for the principal investment.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals primarily throughout the United States.

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

The Company's extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At September 30, 2012, approximately $12.3 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $74.6 million are accounted for using the cost recovery method, of which $65.4 million is concentrated in one portfolio, the Portfolio Purchase.

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

September 30, 2012 and 2011

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

•

the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual customers;

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	the Company’s ability to analyze accounts and resell accounts that meet our criteria for resale;

•

the locations of the customers, as there are better states to attempt to collect in and ultimately the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as favorable and that is factored into our cash flow analysis;

•

jobs or property of the customers found within portfolios. In the Company’s business model, this is of particular importance. Customers with jobs or property are more likely to repay their obligation and conversely, customers without jobs or property are less likely to repay their obligation; and

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Year Ended September 30, 2012
	Interest Method Portfolios	Cost Recovery Portfolios	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	1,278,000	1,217,000	2,495,000
Net cash collections from collection of consumer receivables acquired for liquidation	(49,723,000)	(20,179,000)	(69,902,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(117,000)	—	(117,000)
Transfer to cost recovery	(6,484,000)	6,484,000	—
Impairments	(1,383,000)	—	(1,383,000)
Finance income recognized(1)	37,562,000	3,037,000	40,599,000

Balance, end of period	$12,326,000	$74,561,000	$86,887,000

Revenue as a percentage of collections	75.4%	15.1%	58.0%

(1)	Includes $36.4 million derived from fully amortized pools.

	For the Year Ended September 30, 2011
	Interest Method Portfolios	Cost Recovery Portfolios	Total
Balance, beginning of period	$46,348,000	$100,683,000	$147,031,000
Acquisitions of receivable portfolios, net	6,620,000	815,000	7,435,000
Net cash collections from collection of consumer receivables acquired for liquidation(1)	(61,247,000)	(19,568,000)	(80,815,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(390,000)	—	(390,000)
Impairments	(49,000)	(672,000)	(721,000)
Effect of foreign currency translation	—	45,000	45,000
Finance income recognized(1)	39,911,000	2,699,000	42,610,000

Balance, end of period	$31,193,000	$84,002,000	$115,195,000

Finance income as a percentage of collections	64.8%	13.8%	52.5%

(1)	Includes $34.3 million derived from fully amortized pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

As of September 30, 2012, the Company had $86,887,000 in consumer receivables acquired for liquidation, of which $12,326,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios are estimated as follows for the twelve months in the periods ending:

September 30, 2013	$7,025,000
September 30, 2014	3,575,000
September 30, 2015	773,000
September 30, 2016	632,000
September 30, 2017	35,000
September 30, 2018	—

12,040,000
Deferred revenue	286,000

Total	$12,326,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2012. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Projected accretable yield for the fiscal years ended September 30, 2012 and 2011 are as follows:

Year Ended September 30, 2012
Balance at beginning of period, October 1, 2011	$7,473,000
Income recognized on finance receivables, net	(37,561,000)
Additions representing expected revenue from purchases	361,000
Transfers to Cost Recovery	(1,840,000)
Reclassifications from non-accretable difference(1)	33,653,000

Balance at end of period, September 30, 2012	$2,086,000

Year Ended September 30, 2011
Balance at beginning of period, October 1, 2010	$15,255,000
Income recognized on finance receivables, net	(39,911,000)
Additions representing expected revenue from purchases	1,824,000
Reclassifications from non-accretable difference(1)	30,305,000

Balance at end of period, September 30, 2011	$7,473,000

(1)	Includes portfolios that became zero based portfolios during the period, removal of zero basis portfolios from the accretable yield calculation and, other immaterial impairments and accretions based on the certain collection curves being extended.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION — (CONTINUED)

During the year ended September 30, 2012, the Company invested $2.5 million in receivables totaling $6.0 million in face value. During the year ended September 30, 2011, the Company invested approximately $7.5 million in receivables totaling $19.5 million in face value.

The following table summarizes collections received by the Company's third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2012, 2011 and 2010, respectively.

	For the Years Ended, September 30,
	2012	2011	2010
Gross collections(1)	$108,487,000	$129,688,000	$157,574,000
Commissions and fees(2)	38,468,000	48,483,000	55,654,000

Net collections	$70,019,000	$81,205,000	$101,920,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort (generally court costs). The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Finance income recognized on net collections represented by account sales was $0.1million, $0.2 million and $1.2 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

NOTE D — FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2012 and 2011 consist of the following:

	2012	2011
Furniture	$310,000	$310,000
Equipment	3,470,000	3,290,000
Software	638,000	180,000
Leasehold improvements	99,000	99,000

	4,517,000	3,879,000
Less accumulated depreciation	3,696,000	3,316,000

Balance, end of period	$821,000	$563,000

Depreciation expense for the years ended September 30, 2012, 2011 and 2010 aggregated $380,000, $250,000 and $308,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE E — OTHER INVESTMENTS

Personal Injury Claims

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus Funding, LLC. The Pegasus Funding, LLC purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus Funding, LLC, and the resulting collections resulted in net income attributable to non-controlling interest of $31,000 for the year ended September 30, 2012. Pegasus Funding, LLC advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus Funding, LLC in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $1.6 million in interest and fees during fiscal year 2012 and a net invested balance in personal injury claims of $18.6 million on September 30, 2012.

Matrimonial Claims

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. Such funds can be used for legal fees, expert costs and necessary living expenses. BPCM receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BPCM’s profits will be distributed 60% to the Company and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis, and after a 15% preferred return to the Company. The Company’s initial investment in BPCM consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million. Each tranche is contingent upon a minimum 15% cash-on-cash return to the Company. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million and $15 million, also with a $15 % preferred return, and such investments may exceed a total of $50 million at the Company’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect the Company’s priority to a 15% preferred return.

The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate. The initial term of the line of credit is twenty-four months, and it may be extended, under certain circumstances, for an additional 24 month period. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of September 30, 2012, the Company’s investment in cases through BPCM was approximately $455,000.

NOTE F — NON-RECOURSE DEBT AND SUBORDINATED DEBT — RELATED PARTY

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008 and February 2009, from BMO, in order to finance the Portfolio Purchase. The Portfolio Purchase had a purchase price of $300 million (plus 20% of net payments after Palisades XVI recovers 150% of its purchase price plus cost of funds, which recovery has not yet occurred). Prior to the modification, discussed below, the debt was full recourse only to Palisades XVI and bore an interest rate of approximately 170 basis points over LIBOR. The original term of the agreement was three years. This term was extended by each of the Second, Third , Fourth and Fifth Amendments to the Receivables

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE F — NON RECOURSE DEBT AND SUBORDINATED DEBT — RELATED PARTY — (CONTINUED)

Receivables Financing Agreement: — (Continued)

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

In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty set forth in the Fourth Amendment was eliminated upon signing the Termination Agreement.

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for the fiscal year ended September 30, 2013 and 2014 is $9 million and, $52.5 million, respectively.

On September 30, 2012 and 2011, the outstanding balance on this loan was approximately $61.5 million and $71.6 million, respectively. The applicable interest rate at September 30, 2012 and 2011 was 3.73% and 3.72%, respectively. The average interest rate of the Receivable Financing Agreement was 3.76% and 3.75% for the years ended September 30, 2012 and 2011, respectively.

The Company’s average debt obligation for the years ended September 30, 2012 and 2011 was approximately $66.8 million and $77.2 million, respectively.

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

Fourth Amendment — Receivables Financing Agreement, dated February 20, 2009, among other things, (i) lowered the collection rate minimum to $1 million per month (plus interest and fees) as an average for each

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE F — NON RECOURSE DEBT AND SUBORDINATED DEBT — RELATED PARTY — (CONTINUED)

Receivables Financing Agreement: — (Continued)

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

As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, the Company provided BMO a limited recourse, subordinated guaranty, secured by the assets of the Company, in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO could not exercise any recourse against the Company until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of the Company's existing senior lending facility or any successor senior facility.

Senior Secured Discretionary Credit Facility

On December 30, 2011, the Company and certain of its subsidiaries obtained a $20,000,000 Senior Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of the Company’s subsidiaries and Bank Leumi. Under the Loan Agreement, certain subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20 million. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. The Company and certain subsidiaries have agreed to serve as guarantors of the obligations to the borrower subsidiaries and have entered into Guarantee Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by the first priority perfected liens on substantially all of the Company’s assets and the assets of its subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions, including financial covenants that require the Company to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of September 30, 2012, the Company has not utilized the Credit Facility.

Subordinated Debt — Related Party

On April 29, 2008, the Company obtained a subordinated loan pursuant to a subordinated promissory note from Asta Group, Inc. Asta Group, Inc. is beneficially owned and controlled by Arthur Stern, a director of the Company, Gary Stern, the President, Chairman and Chief Executive Officer of the Company, and other members of the Stern family. The loan, originally in the aggregate principal amount of $8,246,000, accrued interest at a rate of 10.0% per annum. The loan was repaid in December 20, 2010.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE G — OTHER LIABILITIES

Other liabilities as of September 30, 2012 and 2011 are as follows:

	2012	2011
Accounts payable and accrued expenses	$1,535,000	$980,000
Accrued interest payable	192,000	223,000
Due to third party servicer	—	1,293,000
Other	1,193,000	671,000

Total other liabilities	$2,920,000	$3,167,000

NOTE H — INCOME TAXES

The components of the provision for income taxes (benefit) for the years ended September 30, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current:
Federal	$3,437,000	$2,418,000	$2,215,000
State	—	—	175,000
Federal true up	42,000	73,000	(5,588,000)

	3,479,000	2,491,000	(3,198,000)

Deferred:
Federal	1,813,000	2,963,000	3,882,000
State	1,580,000	1,648,000	1,428,000

	3,393,000	4,611,000	5,310,000

Provision for income taxes	$6,872,000	$7,102,000	$2,112,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2012, 2011 and 2010 as follows:

	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	35.0%
State income tax, net of federal benefit	6.1	6.3	6.2
Deferred tax valuation allowance	—	1.8	15.8
Federal true up	.2	—	(15.3)
Other	.3	(1.8)	(1.4)

Effective income tax rate	40.6%	40.3%	40.3%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE H — INCOME TAXES — (CONTINUED)

The Company recognized a net deferred tax asset of $10,410,000 and $14,538,000 as of September 30, 2012 and 2011, respectively. The components are as follows:

	September 30, 2012	September 30, 2011
Deferred revenue	$(116,000)	$127,000
Impairments	5,449,000	8,399,000
State tax net operating loss carryforward	9,671,000	10,315,000
Compensation expense	1,737,000	1,172,000
Other	(571,000)	(93,000)

Deferred income taxes	16,170,000	19,920,000
Deferred tax valuation allowance	(5,760,000)	(5,562,000)

Deferred income taxes	$10,410,000	$14,358,000

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnehip tax returns.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2012. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $5.7 million as of September 30, 2012. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company’s tax filings are subject to review or audit by the IRS and state and local authorities. In April 2010, the Company received notification from the IRS that the Company’s 2008, 2009 and 2010 federal income tax returns would be audited. This audit is currently in progress. Although the Company believes that its tax estimates and positions are reasonable, the Company can provide no assurance that any final determination in an audit will be materially different than the treatment reflected in its historical income tax provisions and accruals.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

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

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas and (iii) New York, New York with respect to Pegasus. The leases are operating leases, and the Company incurred related rent expense in the amounts of $413,000, $305,000 and $395,000 during the years ended September 30, 2012, 2011 and 2010, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2013	$528,000
2014	536,000
2015	501,000
2016	296,000
2017	248,000

$2,109,000

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

The Company received subpoenas from four jurisdictions seeking information and/or documentation regarding its business practices. The Company is fully cooperating with the issuing agencies. The Company has not made any provision with respect to these matters in the financial statements because the Company does not believe that they are material to its business and financial condition.

NOTE J — CONCENTRATIONS

At September 30, 2012, approximately 24% of the Company’s portfolio face value was serviced by seven collection organizations. The Company has servicing agreements in place with these seven collection organizations as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE K — STOCK OPTION PLANS

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors adopted the Company’s 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaces the Equity Compensation Plan (as defined below).

The 2012 Plan provides the Company with flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights. Two million shares are authorized for issuance under the 2012 Plan.

No awards have been issued under the 2012 Plan. As such, there are 2,000,000 shares available as of September 30, 2012. As of September 30, 2012, approximately 74 of the Company’s employees were eligible to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the board of directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan.

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

2002 Stock Option Plan

On March 5, 2002, the board of directors adopted the Company’s 2002 Stock Option Plan (the “2002 Plan”), which was approved by the stockholders on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (“the “Code”)) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

The Company authorized 1,000,000 shares of Common Stock for issuance under the 2002 Plan. As of March 5, 2012, no more awards could be issued under this plan.

1995 Stock Option Plan

The 1995 Stock Option Plan expired on September 14, 2005. The plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

The 1995 Plan authorizes the granting of incentive stock options (as defined in the Code) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

The Company authorized 1,840,000 shares of Common Stock for issuance under the 1995 Plan. As of September 14, 2005, no more awards could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE K — STOCK OPTION PLANS — (CONTINUED)

In December 2011, the Compensation Committee of the board of directors of the Company (the “Compensation Committee”) granted 360,000 stock options, of which 150,000 options were awarded to the Chief Executive Officer, and 30,000 stock options were rewarded to both the Chief Financial Officer and the Senior Vice President. Additionally, an aggregate of 60,000 shares were issued to five non-employee directors of the Company. The exercise price of these options, issued December 13, 2011, was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	103.9%
Dividend yield	1.03%

On December 22, 2011, the remaining 90,000 stock options were granted to selected full time employees of the Company, who had been employed at the Company for at least nine months prior to the date of the grant. The exercise price of all stock options was above the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	95.7%
Dividend yield	1.03%

In June 2011, the Compensation Committee granted 50,000 stock options to a consultant. The exercise price of these options was above the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE K — STOCK OPTION PLANS — (CONTINUED)

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

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	110.2%
Dividend yield	1.12%

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	1,294,271	$11.41	922,039	$12.70	1,157,905	$10.76
Options granted	360,000	$7.87	384,800	7.53	158,900	8.07
Options cancelled	(15,300)	$6.00	(6,300)	6.07	(66,700)	17.48
Options exercised	(139,500)	$4.36	(6,268)	3.35	(328,066)	2.65

Outstanding options at the end of year	1,499,471	$11.27	1,294,271	$11.41	922,039	$12.70

Exercisable options at the end of year	1,000,904	$12.93	992,607	$12.41	792,377	$13.65

The Company recognized $1,538,000 of compensation expense related to stock options in the fiscal year ended September 30, 2012. As of September 30, 2012, there was $1,983,000 of unrecognized compensation cost related to unvested stock options. The Company recognized $1,906,000 and $807,000 of stock based compensation expense related to stock option grants in fiscal year 2011 and 2010, respectively.

The intrinsic value of the options exercised during fiscal year 2012 was approximately $691,000. The intrinsic value of options exercised during the fiscal year ended September 30, 2011 was approximately $30,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE K — STOCK OPTION PLANS — (CONTINUED)

The intrinsic value of options exercised in fiscal year 2012 was approximately $1.3 million. There was no intrinsic value of the outstanding and exercisable options as of September 30, 2012, 2011 and 2010.

The following table summarizes information about the plans’ outstanding options as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.8751 - $ 5.7500	51,200	6.6	$2.95	51,200	$2.95
$ 5.7501 - $ 8.6250	845,000	8.5	7.81	363,100	7.80
$ 8.6251 - $14.3750	50,000	8.7	11.50	33,333	11.50
$14.3751 - $17.2500	198,611	1.1	14.88	198,611	14.88
$17.2501 - $20.1250	339,660	2.1	18.23	339,660	18.23
$25.8751 - $28.7500	15,000	4.2	28.75	15,000	28.75

	1,499,471	5.9	$11.27	1,000,904	$12.93

The following table summarizes information about restricted stock transactions:

	Year Ended September 30, 2012 Shares	Weighted Average Grant Date Fair Value	Year Ended September 30, 2011 Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	21,843	$7.63	17,669	$19.73
Awards granted	—	0.00	32,765	7.63
Vested	(10,921)	7.63	(28,591)	15.11
Forfeited	—	0.00	—	0.00

Unvested at the end of period	10,922	$7.63	21,843	$7.63

The Company recognized $83,000, $149,000 and $382,000 of compensation expense during the fiscal years ended September 30, 2012, 2011 and 2010, respectively, for restricted stock. As of September 30, 2012, there was a total of $17,000 of unrecognized compensation cost related to unvested restricted stock.

The Company recognized an aggregate total of $1,623,000, $2,055,000 and $1,189,000 in compensation expense for the fiscal years ended September 30, 2012, 2011 and 2010, respectively, for the stock options and restricted stock grants. As of September 30, 2012, there was a total of $2,000,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

NOTE L — STOCKHOLDERS’ EQUITY

During the year ended September 30, 2012, the Company declared quarterly cash dividends aggregating $1,111,000, which includes $0.02 per share, per quarter, of which $260,000 was accrued as of September 30, 2012 and paid November 1, 2012.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE L — STOCKHOLDERS’ EQUITY — (CONTINUED)

During the year ended September 30, 2011, the Company declared quarterly cash dividends aggregating $1,170,000, which includes $0.02 per share, per quarter, of which $293,000 was accrued as of September 30, 2011 and paid November 1, 2011.

The Company expects to pay a regular cash dividend in future quarters, but the amount has not yet been determined. This will be at the discretion of the board of directors and will depend upon the Company's financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company's lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2012, there were no such restrictions.

On June 20, 2011, the Company’s board of directors authorized a share repurchase program for up to $20.0 million of the Company’s common stock. The program called for repurchases to be made in the open market or in privately negotiated transactions from time to time in compliance with applicable laws, rules, and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to cash requirements for other purposes, and other relevant factors, such as trading price, trading volume and general market and business conditions. The Company repurchased an aggregate of approximately $70,000 of its common stock, at cost, during August 2011.

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the purchase of up to $20 million of the Company’s common stock, which is effective through March 11, 2013. This share repurchase authorization supersedes the authorization to repurchase shares in June 2011, pursuant to which the Company repurchased approximately 59,000 shares at an aggregate cost of approximately $457,000. The Company has purchased approximately 713,000 shares at an aggregate cost of approximately $6.4 million under the new plan. Additionally, in June 2012, the Company repurchased 1.0 million shares of its common stock for $9.4 million in a privately negotiated transaction outside of the Rule 10b5-1 Plan.

As of September 30, 2012, stockholders’ equity includes an amount for other comprehensive income of $241,000 which reflects unrealized gains in available-for-sale securities. In addition, $31,000 related to the non-controlling interest in Pegasus has been included in stockholders’ equity.

NOTE M — RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2012, 2011 and 2010 were $108,000, $106,000 and $95,000, respectively.

NOTE N — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE N — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES — (CONTINUED)

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2012		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 1)	$4,953,000	$4,953,000	$84,347,000	$84,347,000
Available-for-sale investments (level 1)	58,712,000	58,712,000	13,515,000	13,515,000
Certificates of deposit (Level 1)	42,682,000	42,682,000	9,060,000	9,060,000
Consumer receivables acquired for liquidation (Level 3)	86,887,000	100,705,989	115,195,000	135,234,000
Financial liabilities
Non-Recourse Debt (Level 2)	61,463,000	61,463,000	71,604,000	71,604,000

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents and certificates of deposit — The carrying amount approximates fair value due to maturities being less than 90 days.

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

Non-Recourse Debt — The carrying value of non recourse debt approximates fair value, as the outstanding loan balance carries a variable rate.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of September 30, 2012, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to assess at the measurement date.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE N — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2012. The Company had no Level 2 or Level 3 available-for-sale investments during the fiscal year ended September 30, 2012.

NOTE O — RELATED PARTY TRANSACTIONS

On December 12, 2011, the Company and A.L. Piccolo & Co., Inc. (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo will provide consulting services which include, but are not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“Services”). The Consulting Agreement shall be for a period of two years and Piccolo will receive compensation of $150,000 per annum payable monthly, a bonus of $25,000 per new transaction closed by the Company with Piccolo’s assistance (excluding any potential pending transactions, and 30,000 options per year, with such options vesting in three equal annual installments on the first, second and third anniversaries of the first, second and third anniversaries of the grant date.

NOTE P — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Total revenue	$10,439,000	$11,470,000	$11,571,000	$11,022,000	$44,502,000
Income before income taxes	4,999,000	4,181,000	5,136,000	2,624,000	16,940,000
Net income attributable to Asta Funding, Inc.	2,977,000	2,460,000	3,048,000	1,552,000	10,037,000
Basic net income per share attributable to Asta Funding, Inc.	$0.20	$0.17	$0.22	$0.12	$0.71
Diluted net income per share attributable to Asta Funding, Inc.	$0.20	$0.17	$0.21	$0.12	$0.70
2011
Total revenue	$10,838,000	$11,234,000	$11,297,000	$9,798,000	$43,167,000
Income (loss) before income taxes	4,478,000	4,795,000	5,615,000	2,735,000	17,623,000
Net income attributable to Asta Funding, Inc.	2,666,000	2,855,000	3,344,000	1,656,000	10,521,000
Basic net income (loss) per share attributable to Asta Funding, Inc.	$0.18	$0.20	$0.23	$0.11	$0.72
Diluted net income (loss) per share attributable to Asta Funding, Inc.	$0.18	$0.19	$0.23	$0.11	$0.71

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

NOTE Q — SUBSEQUENT EVENTS

On December 13, 2012 the Company announced that the Board of Directors of the Company approved the payment of a special accelerated annual dividend of $0.08 per share to shareholders of record on December 24, 2012 and payble on December 31, 2012.