Form 10-K/A
period 2012-09-30
ASTA FUNDING INC
filed 2013-01-28
CIK 1001258

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

Registrant’s telephone number, including area code: (201) 567-5648

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $87,895,115 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 15, 2013, the registrant had 12,948,949 shares of common stock issued and outstanding.

Documents incorporated by reference:

None.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Asta Funding, Inc.’s (the “Company”, “we” or “us”) annual report on Form 10-K for the year ended September 30, 2012, originally filed on January 18, 2013 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2012. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Arthur Stern	91	Director, Chairman Emeritus
Gary Stern	60	Chairman, President and Chief Executive Officer
Herman Badillo	83	Director
Edward Celano	74	Director
Harvey Leibowitz	78	Director
Louis A. Piccolo	61	Director
David Slackman	65	Director
Robert J. Michel	55	Chief Financial Officer
Mary Curtin	50	Senior Vice President
Seth Berman, Esq.	50	General Counsel

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

Herman Badillo has been a director since September 1995. He retired as Senior Counsel at Parker, Waichman, Alonso, LLP in January 2011. Previously, he was Of Counsel at Sullivan Papain Block McGrath & Cannavo P.C. from 2005 through 2011. Mr. Badillo was a founding member of Fischbein, Badillo, Wagner & Harding, a law firm located in New York City, from 1987 through 2005. He has formerly served as Special Counsel to the Mayor of New York City for Fiscal Oversight of Education and as a member of the Mayor’s Advisory Committee on the Judiciary. Mr. Badillo served as a United States Congressman from 1971 to 1978 and Deputy Mayor of New York City from 1978 to 1979. As a result of these and other professional experiences, Mr. Badillo possesses particular knowledge and experience in regulatory and public relations which strengthens the Board’s collective qualifications, skills, and experience.

Edward Celano has been a director since September 1995. Mr. Celano has served as a consultant to Walters and Samuels, Incorporated since 2003. He was formally a consultant with M.R. Weiser & Co., from 2001 to 2003, and an Executive Vice President of Atlantic Bank from May 1996 to February 2001. Prior to May 1996, Mr. Celano was a Senior Vice President of NatWest Bank, now Bank of America, after having held different positions at the bank for over 20 years. As a result of these and other professional experiences, Mr. Celano possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

Harvey Leibowitz has been a director since January 2000. Mr. Leibowitz has served as a Senior Vice President of Sterling National Bank since June 1994. Prior to June 1994, Mr. Leibowitz was employed as a Senior Vice President and Vice President of several banks and financial institutions since 1963. As a result of these and other professional experiences, Mr. Leibowitz possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

Louis A. Piccolo has been a director since June 2004. Mr. Piccolo has served as President of A.L. Piccolo & Co., Inc., since 1988. A.L. Piccolo & Co. is a business consulting firm specializing in management and financial consulting. Mr. Piccolo was an Executive Vice President and Chief Financial Officer of Alfred Dunhill of London, Inc. from 1983 to 1988, and held the same positions at Debenham’s PLC, from 1981 to 1983. From 1977 to 1981, Mr. Piccolo was a senior accountant at KPMG Peat Marwick. As a result of these and other professional experiences, Mr. Piccolo possesses particular knowledge and experience in accounting and management which strengthens the Board’s collective qualifications, skills, and experience.

David Slackman has been a director since May 2002. Mr. Slackman has served as Managing Director at HT Capital Advisors LLC from August 2008 to present. Mr. Slackman served as President, Manhattan Market — New York of Commerce Bank from January 2001 through June 2008. Mr. Slackman was an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank from 1986 to 1994. As a result of these and other professional experiences, Mr. Slackman possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

The following are the executive officers of the Company who are not directors of the Company.

Robert J. Michel, CPA, has served as our Chief Financial Officer since February 2009. Prior to this, from 2004 to 2009, Mr. Michel served as our Controller and the Director of Financial Reporting and Compliance. Prior to joining us, Mr. Michel was a partner at Laurence Rothblatt & Company LLP, a CPA firm located in Great Neck, New York.

Mary Curtin, was appointed as Senior Vice President in January 2008. Prior to this, from 2003 to 2008, she served as our Vice President of Operations. Prior to joining the Company, Mary Curtin spent 10 years in analytical and operational capacities within the financial industry.

Seth Berman, Esq,. has served as our General Counsel since 2005. From 1997 through 2004, Mr. Berman was an associate at Weil Gotshal & Manges LLP.

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

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics was attached as Exhibit A to our Proxy Statement for our 2010 Annual Meeting of Stockholders, filed with the SEC on January 28, 2010. In addition, it is available without charge upon written request directed to Asta Funding, Inc., Attn: Robert J. Michel, 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, named executive officers and persons holding more than 10% of a registered class of our equity securities to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended September 30, 2012, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that (i) Arthur Stern failed to timely file a Form 4, (ii) Gary Stern failed to timely file a Form 4, and (iii) Seth Berman failed to timely file a Form 3 and two Form 4s.

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

In determining executive compensation for fiscal year 2012 (ending on September 30, 2013), the Compensation Committee continued its policy of having the compensation paid to the named executive officers reward them for Company-wide and individual performance and to attempt to better link pay and performance. This policy is intended to assure that our compensation practices are competitive with those in the industry. Our chief executive officer, as he did for certain prior fiscal years, assisted the Compensation Committee in determining compensation for the other named executive officers.

For fiscal year 2012, the Compensation Committee engaged a professional compensation consultant, Adams Consulting, LLC (“Adams”) to provide benchmarking data (using, principally, relevant published survey analysis and proxy analysis), make suggestions, and assist it in the compensation process. Data for the salary surveys were selected based upon one or more of the following criteria: (i) industry group; (ii) geographic location; and (iii) company revenue. In addition, Adams conducted a competitive market analysis of comparable positions by utilizing surveys from Watson Wyatt, Economic Research Institute, CompData, the National Executive Compensation Survey and Salary.com. The proxy analysis included 15 public companies within the same industry and approximate revenue size as us. Adams focused on the base salary, annual bonus and long-term equity compensation of our chief executive officer, the chief financial officer, the senior vice president and the general counsel, and on the annual retainers (as chairman and member) and equity compensation of the various committee members, as well as the separate annual retainer for each independent director and the lead independent director. Adams memorialized its findings in a September 2012 report to the Compensation Committee (the “Adams Report”).

On November 14, 2012, the Compensation Committee met to formulate its recommendations to the Board with respect to executive and director base salary for fiscal year 2013 (ending on September 30, 2013) and for cash bonus and stock option grants made in fiscal year 2013 but which relate to fiscal year 2012 performance. With respect to executive compensation for the named executive officers, the Compensation Committee determined that the Adams Report’s recommendations generally should be recommended to the Board, but with certain exceptions, including, most notably, the following: (i) the annual bonuses for the named executive officers paid in fiscal year 2013 for fiscal year 2012 performance should reflect a mix of stock options subject to a three year “cliff” vesting schedule (and, therefore, subject to possible forfeiture) and cash, but in more modest amounts than suggested in the Adams Report; and (ii) the base salaries of the named executive officers would remain constant for fiscal year 2013 from fiscal year 2012.

On December 6, 2012, the Board approved the Compensation Committee’s recommendations with respect to executive compensation.

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

Our Compensation Committee reviews total compensation to see if it falls in line with peer companies and may also look at overall market data. For the fiscal year ended September 30, 2012, the Compensation Committee determined that our compensation program was generally competitive with the members of our peer group. Our goal to promote pay for performance emphasizes the variable elements of overall compensation over fixed base salaries. In this regard, it is our policy to emphasize long-term equity awards over short-term cash bonuses as the long-term awards are intended to align with goals such as total shareholder return. Each of the three elements of executive compensation has been determined by evaluating the recommendations set forth in the Adams Report, as well as our analysis of our financial performance, overall economic conditions and certain individual achievements, such as successful completion of assigned tasks.

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

For fiscal year 2012, we held the salary levels of the named executive officers constant. We believe that for fiscal year 2012, our salary levels were generally sufficient to retain our existing executive officers and hire new executive officers when and as required.

For fiscal year 2013, based upon our financial performance, uncertain macroeconomic conditions, the recommendations contained in the Adams Report and our evaluation thereof, we held the salary levels for the named executive officers constant. We believe that our salary levels are generally sufficient to continue to retain our existing executive officers and hire new executive officers when and as required.

Cash Incentive Bonuses.    Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives are eligible to receive annual cash incentive bonuses primarily based upon their performance during the year. For fiscal year 2012 service and performance, and incorporating the recommendations contained in the Adams Report and our evaluation of our financial performance and the economy in general, on December 14, 2012, we awarded (i) Mr. Stern a $200,000 cash bonus, (ii) each of Messrs. Michel and Berman a $30,000 cash bonus, and (iii) Ms. Curtin a $20,000 cash bonus.

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

Equity Compensation.    We believe that stock options are an important long-term incentive for our executive officers and other employees and generally align officer interest with that of our stockholders. They are intended to further our emphasis on pay-for-performance. We recognize that Gary Stern already has a very significant equity stake in the Company, so that for him equity grants may not be the best vehicle to further align his interests with that of our stockholders. Even so, equity grants do assure that Mr. Stern’s overall compensation is fair from the point of view of comparable overall compensation with our competitors. Moreover, paying Mr. Stern a portion of his annual bonus in the form of equity, rather than cash, serves to increase the “variable” component of his compensation, which we view as an important tool for incentivizing his performance. Accordingly, on December 18, 2012, we granted to Mr. Stern a restricted stock award of 102,321 shares of our common stock to reflect his fiscal year 2012 performance. The restricted stock vests in three annual installments beginning on the first anniversary of the award, on December 18, 2013. The award had a grant date value of $979,212.

In addition to the restricted stock award granted to Mr. Stern, we granted to Mr. Berman and Ms. Curtin stock options to purchase 20,000 shares of our common stock, and we granted to Mr. Michel stock options to purchase 25,000 shares of our common stock, in each case for fiscal year 2012 performance. These options vest in three annual installments beginning on the first anniversary of the award, on December 18, 2013. The options granted to Messers. Berman and Michel and Ms. Curtin have an exercise price of $9.57.

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

Severance and Change-in-Control Benefits.    While we are currently not a party to any employment agreements, historically we have provided our executive officers with employment contracts. In January 2007, we entered into a three-year employment agreement with Gary Stern. Mr. Stern’s employment agreement expired on December 31, 2009 and the Compensation Committee and Mr. Stern are considering entering into a new agreement during fiscal year 2013.

Share Retention

We did not have a share retention policy or guideline for executive officers until October 2009, when we adopted a guideline recommending that each officer retain $10,000 of equity in the Company (other than shares received through stock options and restricted stock grants).

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of Financial Accounting Standards Board Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718.

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

SUMMARY COMPENSATION TABLE

The following table contains information about compensation earned (bonus) or received (all other categories of compensation) by the named executive officers for the fiscal year ended September 30, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)(11)	Total ($)
Gary Stern	2012	$577,500	$200,000	$979,212	(2)	0		$58,967	$1,815,679
Chairman, President & CEO	2011	$577,500	$100,000	0		$940,740	(4)	$72,102	$1,690,342
	2010	$577,500	$100,000	$249,997	(3)	$417,192	(5)	$44,738	$1,389,427

Robert J. Michel	2012	$275,000	$30,000	0		$212,715	(6)	$27,779	$545,494
Chief Financial Officer	2011	$263,462	$10,000	0		$188,148	(7)	$34,589	$496,199
	2010	$218,269	$75,000	0		$208,596	(8)	$18,720	$520,585

Mary Curtin	2012	$250,000	$20,000	0		$170,172	(9)	$14,861	$455,033
Senior Vice President	2011	$246,539	$25,000	0		$188,148	(7)	$16,351	$476,038
	2010	$235,000	$50,000	0		$208,596	(8)	$9,400	$502,996

Seth Berman	2012	$250,000	$30,000	0		$170,172	(9)	$19,862	$470,034
General Counsel(10)	2011	$247,346	$10,000	0		$188,148	(7)	$26,470	$471,964
	2010	$228,885	$50,000	0		$208,596	(8)	$12,953	$500,434

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Note A to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the SEC on January 18, 2013.

(2)	Includes a restricted stock award of 102,321 shares of common stock granted to Mr. Stern on December 18, 2012 but earned in the fiscal year ended September 30, 2012. The award vests in three equal installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(3)	Mr. Stern’s bonus for fiscal 2010 included an equity bonus of $250,000. In particular, Mr. Stern elected (and the Compensation Committee and the Board approved of this election) to forego $188,750 in cash bonus dollars (immediately vested) and instead receive approximately $250,000 in a restricted stock bonus subject to a vesting schedule. The award consisted of 32,765 shares.

(4)	Includes an option to purchase 150,000 shares of common stock granted to Mr. Stern on December 13, 2011 but earned in the fiscal year ended September 30, 2011. The option has an exercise price of $7.77 per share and expires on December 13, 2021. The option vests in full on December 13, 2014.

(5)	Includes an option to purchase 60,000 shares of common stock granted to Mr. Stern on December 15, 2010 but earned in the fiscal year ended September 30, 2010. The option has an exercise price of $7.63 per share and expires on December 15, 2020. The option vests in three equal annual installments on December 15, 2010, December 15, 2011 and December 15, 2012.

(6)	Includes an option to purchase 25,000 shares of common stock granted to Mr. Michel on December 18, 2012 but earned in the fiscal year ended September 30, 2012. The option has an exercise price of $9.57 per share and expires on December 18, 2022. The option vests in three equal annual installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(7)	Includes an option to purchase 30,000 shares of common stock granted to Messrs. Michel and Berman and Ms. Curtin on December 13, 2011 but earned in the fiscal year ended September 30, 2011. The option has an exercise price of $7.77 per share and expires on December 13, 2021. The option vests on December 13, 2014.

(8)	Includes an option to purchase 30,000 shares of common stock granted to Messrs. Michel and Berman, and Ms. Curtin on December 15, 2010 but earned in the fiscal year ended September 30, 2010. The option has an exercise price of $7.63 per share and expires on December 15, 2020. The option vests in three equal annual installments on December 15, 2010, December 15, 2011 and December 15, 2012.

(9)	Includes an option to purchase 20,000 shares of common stock granted to Mr. Berman and Ms. Curtin on December 18, 2012 but earned in the fiscal year ended September 30, 2012. The option has an exercise price of $9.57 per share and expires on December 18, 2022. The option vests in three equal annual installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(10)	Mr. Berman has served as our General Counsel since 2005 and has been an executive officer of the Company since December 2011.

(11)	These amounts consist of:

•	matching Company contributions under our 401(k) plan;

•	life insurance premiums; and

•	health insurance premiums paid by the Company in excess of non-executive contribution.

The following table summarizes “All Other Compensation”:

Name	Year	401(k) Company Match ($)	Life Insurance Premium ($)	Health Insurance Premiums ($)	Total ($)
Gary Stern	2012	$10,000	$38,682	$10,285	$58,967
	2011	$9,800	$45,409	$16,893	$72,102
	2010	$13,132	$27,808	$3,798	$44,738

Robert J. Michel	2012	$9,800	$7,694	$10,285	$27,779
	2011	$9,800	$7,896	$16,893	$34,589
	2010	$6,192	$8,730	$3,798	$18,720

Mary Curtin	2012	$9,800	—	$5,061	$14,861
	2011	$9,800	—	$6,551	$16,351
	2010	$9,400	—	—	$9,400

Seth Berman	2012	$9,577	—	$10,285	$19,862
	2011	$9,577	—	$16,893	$26,470
	2010	$9,155	—	$3,798	$12,953

GRANTS OF PLAN BASED AWARDS

The following table provides certain information with respect to stock options and restricted stock granted to our named executive officers during fiscal year 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Gary Stern	12/13/11	—	150,000	(1)	$7.77	$940,740
Robert J. Michel	12/13/11	—	30,000	(1)	$7.77	$188,148
Mary Curtin	12/13/11	—	30,000	(1)	$7.77	$188,148
Seth Berman	12/13/11	—	30,000	(1)	$7.77	$188,148

(1)	The options vest on December 31, 2014.

Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table

Employment Agreements

In January 2007, we entered into an employment agreement (the “Employment Agreement”) with Gary Stern, our Chairman, President and Chief Executive Officer, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. We are considering entering into a new employment agreement with Mr. Stern during fiscal year 2013.

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

Incentive Compensation Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors adopted our 2012 Stock Option and Performance Award Plan (the “2012 Plan”). The 2012 Plan, which is administered by our Compensation Committee, was adopted by our stockholders on March 21, 2012. The purpose of the 2012 Plan is to provide for our success and enhance our value by linking participants’ personal interests with those of our stockholders and employees, by providing participants with an incentive for outstanding performance, and to motivate, attract and retain the services of participants upon whom our success depends. The 2012 Plan is flexible in that it provides for the grant of stock options

(“Options”), stock appreciation rights (“SARs”), shares of restricted stock (“Restricted Stock”), restricted stock units (“RSUs”), performance shares and performance units (“Performance Shares” and “Performance Units”), and cash incentives (the “Cash Incentives”), singularly or in combination as determined by the Compensation Committee. The 2012 Plan authorizes the grant of awards relating to 2,000,000 shares of our Common Stock, with 2,000,000 available for awards as of September 30, 2012 and 1,737,679 available for awards as of December 31, 2012.

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

On February 29, 2012, our board of directors adopted an amendment to the Equity Compensation Plan providing that, effective upon receiving stockholder approval of the 2012 Plan, no additional awards would be granted under the Equity Compensation Plan. On March 21, 2012, our stockholders approved the 2012 Plan.

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

On February 29, 2012, our board of directors adopted an amendment to the 2002 Plan providing that, effective upon receiving stockholder approval of the 2012 Plan, no additional awards would be granted under the Equity Compensation Plan. On March 21, 2012, our stockholders approved the 2012 Plan.

Options and Restricted Stock Awards

On December 13, 2011, we granted to Mr. Stern (i) an option to purchase 150,000 shares of our common stock at an exercise price of $7.77 per share. The option has a term of 10 years and vests in full on December 13, 2014.

On December 13, 2011, we granted to each of Messrs. Michel and Berman and Ms. Curtin options to purchase 30,000 shares of our common stock at an exercise price of $7.77 per share. The options have a term of 10 years and vest in full on December 13, 2014.

The foregoing awards issued to Messrs. Stern, and Berman and were issued under our 2006 Equity Compensation Plan, the awards issued to Mr. Michel and Ms. Curtin were issued under our 2002 Stock Option Plan which under both plans provides for certain benefits upon a change in control of the Company. Specifically, upon the occurrence of a “corporate transaction event”, defined as the merger of the Company with or into another corporation, the sale of substantially all of our assets, the liquidation of the Company, or the acquisition by any person of our securities the result of which such person becomes the beneficial owner, directly or indirectly, of our securities representing greater than 50% of the combined voting power of our then outstanding securities, the Board may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The Board may also cancel any outstanding options, stock purchase rights and stock appreciation rights in effect prior to such corporate transaction event.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on September 30, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Gary Stern(2)	70,000	—		$14.87	11/3/13	10,922	(9)	$102,558
	150,000	—		$18.22	10/28/14	—		—
	60,000	20,000	(5)	$7.63	12/15/20	—		—
	150,000	150,000	(6)	$7.77	12/13/21	—		—

Robert J. Michel(3)	10,000	—		$2.95	5/5/19	—		—
	30,000	10,000	(7)	$7.63	12/15/20	—		—
	30,000	30,000	(8)	$7.77	12/13/21	—		—

Mary Curtin(4)	3,334	—		$18.76	11/16/14	—		—
	25,000	—		$2.95	5/5/19	—		—
	30,000	10,000	(7)	$7.63	12/15/20	—		—
	30,000	30,000	(8)	$7.77	12/13/21	—		—

Seth Berman(4)	12,500	—		$2.95		—		—
	100	—		$8.07		—		—
	30,000	10,000	(7)	$7.63		—		—
	30,000	30,000	(7)	$7.77		—		—

(1)	Based on $9.39 per share, the closing price of the common stock as reported by NASDAQ Global Select Market on September 30, 2012.

(2)	Does not include 102,351 shares of restricted stock awarded on December 18, 2012.

(3)	Does not include an option to purchase 25,000 shares of common stock granted on December 18, 2012, with an exercise price of $9.57. The option vests in three equal installments beginning December 18, 2013 and will be fully vested on December 18, 2015.

(4)	Does not include an option to purchase 20,000 shares of common stock granted on December 18, 2012, with an exercise price of $9.57. The option vests in three equal installments beginning December 18, 2013 and will be fully vested on December 18, 2015.

(5)	Represents the unvested portion of an option to purchase 60,000 shares of common stock granted on December 15, 2010, which vests on December 15, 2012.

(6)	Represents the unvested portion of an option to purchase 150,000 shares of common stock granted on December 13, 2011, which vests on December 13, 2014.

(7)	Represents the unvested portion of an option to purchase 30,000 shares of common stock granted on December 15, 2010, which vests on December 15, 2012.

(8)	Represents the unvested portion of an option to purchase 30,000 shares of common stock granted on December 15, 2011, which vests on December 15, 2014.

(9)	Represents the unvested portion of a restricted stock award consisting of 32,765 shares of Common Stock granted to Mr. Stern on December 15, 2010 which fully vested on December 15, 2012.

STOCK OPTION EXERCISES AND VESTING OF RESTRICTED STOCK AWARDS

The following table provides information on stock option exercises and vesting of restricted stock awards of named executive officers during the fiscal year ended September 30, 2012.

OPTION EXERCISES AND STOCK VESTED

	Stock Options		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Gary Stern	60,000	$282,300	10,921	$81,908
Robert Michel	15,000	$132,750	—	—
Seth Berman	12,500	$120,625	—	—

(1)	Represents the number of shares vested multiplied by the market value of the shares on the vesting date.

(2)	Represents the value realized on the vesting of the restricted stock on December 15, 2011. The market price on the vesting date was $7.50 per share.

DIRECTOR COMPENSATION

Mr. Gary Stern received no compensation for serving as a director, except that he, like all directors, is eligible to be reimbursed for any expenses incurred in attending Board and committee meetings. For fiscal year 2012, the total annual fees that a director, other than Mr. Gary Stern, could have received for serving on our Board of Directors and committees of the Board of Directors were set as follows:

•	An annual fee of $300,000 per year for Chairman Emeritus;

•	An annual fee of $45,000 per year for each Independent Director;

•	An annual fee of $45,000 per year for the Lead Independent Director (this position was re-instated effective June 1, 2012);

•	An annual fee of $35,000 for Chairman of Audit Committee;

•	An annual fee of $10,000 for Audit Committee Members;

•	An annual fee of $15,000 for Chairman of the Compensation Committee;

•	An annual fee of $7,500 for Compensation Committee Members;

•	An annual fee of $15,000 for Chairman of the Governance Committee;

•	An annual fee of $7,500 for Governance Committee Members;

•	An annual fee of $15,000 the Chairman of the Investment Committee (Investment Committee discontinued effective December 7, 2011); and

•	An annual fee of $7,500 for Investment Committee Members (Investment Committee discontinued effective December 7, 2011).

The following table summarizes compensation paid to outside directors in fiscal 2012:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)		Total ($)
Herman Badillo	$92,500	(2)	$31,358	(8)	$123,858
Edward Celano	$68,750	(3)	$31,358	(8)	$100,108
Harvey Leibowitz	$95,000	(4)	$31,358	(8)	$126,358
David Slackman	$67,083	(5)	$31,358	(8)	$98,441
Louis Piccolo	$50,000	(6)	$219,428	(8)(9)	$269,428
Arthur Stern	$300,000	(7)	$31,358	(8)	$331,358

(1)	Represents the grant date fair value of the award, calculated in accordance with ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Note A to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on January 18, 2013.

(2)	Includes $15,000 for being chairman of the Governance Committee and $10,000 for being a member of the Audit Committee and $22,500 for being lead independent director since January 1, 2012.

(3)	Includes $10,000 for being a member of the Audit Committee, $6,250 for being a member of the Compensation Committee since December 1, 2011, and $7,500 for being a member of the Governance Committee.

(4)	Includes $35,000 for being chairman of the Audit Committee, $7,500 for being a member of the Compensation Committee, $6,250 for being a member of the Governance Committee since December 1, 2011 and $625 for being a member of the Investment Committee for the months of October and November of 2011. The Investment Committee was discontinued on December 1, 2011.

(5)	Includes $15,000 for being chairman of the Compensation Committee, $5,833 for being lead independent director for the months of October and November 2011, $1,250 for being a member of the Investment Committee for the months of October and November 2011. The Investment Committee was discontinued on December 1, 2011.

(6)	Includes $2,500 for being Chairman of the Investment Committee for the months of October and November 2011. The Investment Committee was discontinued on December 1, 2011. Includes $1,250 for being a member of the Compensation Committee for the months of October and November 2011, and $1,250 for being a member of the Governance Committee for the months of October and November 2011. On December 1, 2011, Mr. Piccolo was no longer deemed an independent member of the Board and relinquished his membership roles on these committees. Does not include $125,000 that Mr. Piccolo received in his consulting role to the Company during fiscal year 2012.

(7)	Mr. Arthur Stern became Chairman Emeritus in January 2009.

(8)	Consists of options to purchase 5,000 shares of common stock at an exercise price of $7.77 per share granted on December 13, 2011, which vest on December 13, 2014.

(9)	Consists of options to purchase 30,000 shares of common stock at an exercise price of $7.77 per share granted on December 13, 2011, which vest in three equal installments on December 31, 2012, December 31, 2013 and December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 15, 2013 with respect to beneficial ownership of our common stock by (i) each director and executive officer acting in the capacity as such on January 15, 2013, including any person holding the position of chief executive officer or chief financial officer at any time during the fiscal year of 2012, (ii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 12,948,949 shares of common stock outstanding on January 15, 2013. Unless otherwise indicated, the address of each such person is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage(1)
Arthur Stern	506,683	(2)	3.9%
Gary Stern	1,528,417	(3)	11.6%
Robert J. Michel	43,081	(4)	*
Mary Curtin	68,268	(5)	*
Seth Berman	42,600	(6)	*
Herman Badillo	101,000	(7)	*
Edward Celano 2115 Scotch Gamble Road Scotch Plains, NJ	81,334	(8)	*
Harvey Leibowitz 211 West 56th Street, Suite 20C New York, NY 10019	127,000	(9)	*
David Slackman 100 Mozart Court Eastport, NY 11941	109,167	(10)	*
Louis A. Piccolo 350 West 50th Street New York, NY 10019	100,769	(11)	*
Asta Group, Incorporated	842,000	(12)	6.5%
Judith R. Feder 928 East 10th Street Brooklyn, NY 11230	1,565,000	(13)	12.1%
Stern Family Investors LLC 928 East 10th Street Brooklyn, NY 11230	692,000	(14)	5.3%
GMS Family Investors LLC 928 East 10th Street Brooklyn, NY 11230	862,000	(15)	6.7%
Peters MacGregor Capital Management Pty Ltd P.O. Box 107 Spring Hill Old 4004 Australia	828,956	(16)	6.4%
All executive officers and directors as a group (10 persons)	2,708,318	(17)	19.3%

*	Less than 1%

(1)	Any shares of common stock that any person named above has the right to acquire within 60 days of January 15, 2013, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.

(2)	Includes 175,000 shares of common stock issuable upon exercise of options, and 214,599 shares of common stock owned by Asta Group, Incorporated, which shares are attributable to Arthur Stern based on his percentage ownership of Asta Group. Excludes 948 shares owned by GMS Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC. Arthur Stern does not have voting or investment power with respect to any of the shares held by either LLC and disclaims beneficial ownership of the shares owned by the LLCs. Excludes 12,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(3)	Includes 280,000 shares of common stock issuable upon exercise of options and 285,607 shares of common stock owned by Asta Group, which shares are attributable to Gary Stern based on his percentage ownership of Asta Group. Excludes 684,945 shares owned by GMS Family Investors LLC which shares are attributable to Gary Stern based on his percentage ownership of such LLC. Gary Stern does not have voting or investment power with respect to any of the shares held by the LLC and disclaims beneficial ownership of the shares owned by the LLC. Excludes 150,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013. Also excludes 393,312 shares of common stock held by Mr. Stern’s children who are no longer minors and for which he disclaims beneficial ownership.

(4)	Includes 40,000 shares of common stock issuable upon exercise of options. Excludes 55,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(5)	Includes 58,334 shares of common stock issuable upon exercise of options. Excludes 50,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(6)	Includes 42,600 shares of common stock issuable upon exercise of options. Excludes 50,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(7)	Includes 93,000 shares of common stock issuable upon exercise of options. Excludes 12,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(8)	Includes 66,334 shares of common stock issuable upon exercise of options. Excludes 12,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(9)	Includes 118,000 shares of common stock issuable upon exercise of options. Excludes 12,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(10)	Includes 94,667 shares of common stock issuable upon exercise of options. Excludes 12,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(11)	Includes 91,769 shares of common stock issuable upon exercise of options. Excludes 62,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013.

(12)	Asta Group, Incorporated (“Asta Group”) is owned by Arthur Stern, our Chairman Emeritus and Director, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family.

(13)	Includes 11,000 shares of common stock owned directly, 692,000 shares owned by Stern Family Investors LLC and 862,000 shares owned by GMS Family Investors LLC. Ms. Feder is the manager of each LLC and as such has sole voting and investment power of such shares.

(14)	A limited liability company of which Judith R. Feder has sole voting and investment power. Barbara Marburger has a 24.75% beneficial interest in the LLC, the Ricky Stern 2012 GST Trust has a 12.375% beneficial interest in the LLC, the Emily Stern 2012 GST Trust has a 12.375% beneficial interest in the LLC, and a trust for the benefit of the descendants of Arthur Stern, of which Judith R. Feder is trustee, has a 49.5% beneficial interest in the LLC. Barbra Marburger is the sister of Gary Stern. Ricky Stern and Emily Stern are the children of Gary Stern.

(15)	A limited liability company of which Judith R. Feder has sole voting and investment power. Gary Stern has a 79.46% beneficial interest in the LLC, trusts for the benefit of the children of Gary Stern of which Judith R. Feder is the trustee have a combined 20.43% beneficial interest (10.215% each), and Arthur Stern has a .11% beneficial interest in the LLC.

(16)	Based on information reported by Peters MacGregor Capital Management Pty, Ltd to the Company effective January 24, 2013.

(17)	Includes 1,059,704 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 15, 2013. Excludes 430,000 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of January 15, 2013. Excludes the shares owned in the aggregate by Stern Family Investors LLC and GMS Family Investors LLC.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2012 Stock Option and Performance Award Plan, the Equity Compensation Plan and 2002 Stock Option Plan, as of September 30, 2012. Although stock options are available for exercise, no more units are available for grant under the Equity Compensation Plan and the 2002 Stock Option Plan.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))
Equity Compensation Plans Approved by Shareholders	1,499,471	$11.27	2,000,000
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,499,471	$11.27	2,000,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In connection with the Venture, A.L. Piccolo & Co., Inc., (“A.L. Piccolo”) which is owned by Louis Piccolo, a director of the Company, will receive a fee calculated at $350,000 per $10,000,000 loaned to Pegasus by Fund Pegasus, LLC, a newly-formed subsidiary of the Company, up to a maximum of $700,000, which fee is payable over eight years with payments being made in part from Pegasus’s operating expenses during the Term and thereafter by PLF and its affiliates. One of our subsidiaries is advancing to Pegasus funds to cover Pegasus’s operating expenses, which include payments to A.L. Piccolo. We expect these advances to be repaid by Pegasus after generating revenue from its litigation funding operations. Mr. Piccolo was paid $57,976 during fiscal year 2012 under this fee arrangement.

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

Grant Thornton LLP served as our independent registered public accounting firm during the fiscal year ended September 30, 2012. Our Audit Committee has the responsibility to select, retain and oversee the work of outside auditors and, when appropriate, to replace the outside auditors.

During fiscal 2012 and 2011, Grant Thornton LLP provided various audit, audit related and non-audit services to us as follows:

	2012		2011
Audit Fees:		$594,500	$533,500
Audit Related Fees:		$16,320	$16,315
Tax Fees:	$		$0
All Other Fees:	$		$0

Total Fees		$610,820	$549,815

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

Dated: January 28, 2013