Form 10-Q
period 2012-12-31
ASTA FUNDING INC
filed 2013-02-11
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 8, 2013, the registrant had approximately 12,941,139 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,317,000	$4,953,000
Investments:
Available-for-sale	58,815,000	58,712,000
Certificates of deposit	28,782,000	42,682,000
Restricted cash	727,000	1,088,000
Consumer receivables acquired for liquidation (at net realizable value)	81,768,000	86,887,000
Other investments	23,000,000	18,596,000
Due from third party collection agencies and attorneys	1,083,000	2,042,000
Prepaid and income taxes receivable	708,000	2,057,000
Furniture and equipment, net	1,345,000	821,000
Deferred income taxes	10,248,000	10,410,000
Other assets	5,391,000	4,916,000

Total assets	$230,184,000	$233,164,000

LIABILITIES
Non recourse debt	$58,843,000	$61,463,000
Other liabilities	2,474,000	2,920,000
Dividends payable	—	260,000

Total liabilities	61,317,000	64,643,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 14,882,877 shares at December 31, 2012 and 14,778,956 at September 30, 2012	149,000	148,000
Additional paid-in capital	77,473,000	77,024,000
Retained earnings	108,861,000	107,303,000
Accumulated other comprehensive income	(80,000)	241,000
Treasury stock (at cost), 1,923,238 shares at December 31, 2012 and 1,772,038 shares at September 30, 2012.	(17,612,000)	(16,226,000)

Total stockholders’ equity	168,791,000	168,490,000
Non-controlling interest	76,000	31,000

Total equity	168,867,000	168,521,000

Total liabilities and stockholders’ equity	$230,184,000	$233,164,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Revenues
Finance income, net	$8,490,000	$9,790,000
Other income	2,062,000	649,000

	10,552,000	10,439,000

Expenses
General and administrative	5,593,000	4,766,000
Interest expense	569,000	674,000

	6,162,000	5,440,000

Income before income taxes	4,390,000	4,999,000
Income tax expense	1,757,000	2,022,000

Net income	2,633,000	2,977,000
Less: net income attributable to non-controlling interest	45,000	—

Net income attributable to Asta Funding, Inc.	$2,588,000	$2,977,000

Net income per share attributable to Asta Funding, Inc.:

Net income per share — Basic	$0.20	$0.20

Net income per share — Diluted	$0.20	$0.20

Weighted average number of shares outstanding:
Basic	12,941,242	14,639,456

Diluted	13,200,116	14,880,979

See Notes to Condensed Consolidated Financial Statements

Asta Funding, Inc.

Condensed Consolidated Statements of Comprehensive Income

December 31, 2012 and 2011

(unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Comprehensive income is as follows:

Net income	$2,633,000	$2,977,000

Net unrealized securities (loss) gain, net of tax benefit / (taxes) of $288,000 and ($71,000) during the 3 month periods ended December 31, 2012 and 2011, respectively	$(425,000)	$177,000

Reclassification Adjustments for securities sold during the period, net of taxes of $71,000 for the 3 months ended December 31, 2012	$104,000	—

Other comprehensive (loss) income	$(321,000)	$177,000

Total comprehensive income	$2,312,000	$3,154,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury	Total Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock (1)	Equity	Interest	Equity
Balance, September 30, 2012	14,778,956	$148,000	$77,024,000	$107,303,000	$241,000	$(16,226,000)	$168,490,000	$31,000	$168,521,000
Exercise of options	1,600	—	11,000				11,000		11,000
Stock based compensation expense			439,000				439,000		439,000
Restricted Stock	102,321	1,000	(1,000)				—		—
Dividends				(1,030,000)			(1,030,000)		(1,030,000)
Purchase of Treasury Stock						(1,386,000)	(1,386,000)		(1,386,000)
Comprehensive income:
Net income				2,588,000			2,588,000		2,588,000
Unrealized loss on marketable securities					(321,000)		(321,000)		(321,000)
Earnings attributable to non-controlling interest							—	45,000	45,000

Total comprehensive income	—	—	—	2,588,000	(321,000)	—	2,267,000	45,000	2,312,000

Balance, December 31, 2012	14,882,877	$149,000	$77,473,000	$108,861,000	$(80,000)	$(17,612,000)	$168,791,000	$76,000	$168,867,000

(1)	Treasury shares are as follows: September 30, 2012, 1,772,038; Purchase of treasury stock, 151,200; December 31, 2012, 1,923,238.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Cash flows from operating activities
Net income	$2,588,000	$2,977,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,000	90,000
Deferred income taxes	379,000	472,000
Stock based compensation	439,000	305,000
Gain on sale of available-for-sale securities	(175,000)	—
Changes in:
Other assets	(475,000)	267,000
Due from third party collection agencies and attorneys	959,000	70,000
Income taxes payable and receivable	1,349,000	1,551,000
Other liabilities	(446,000)	(595,000)

Net cash provided by operating activities	4,768,000	5,137,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	—	(1,351,000)
Principal collected on receivables acquired for liquidation	5,114,000	7,161,000
Principal collected on receivables accounts represented by account sales	5,000	19,000
Purchase of available-for-sale securities	(23,674,000)	(4,877,000)
Proceeds from sale of available-for-sale securities	23,208,000	—
Proceeds from maturities of certificates of deposit	13,900,000	453,000
Other investments – advances	(7,597,000)	(4,360,000)
Other investments – receipts	3,193,000	—
Capital expenditures	(674,000)	(7,000)
Non-controlling interest	45,000	—

Net cash provided by (used in) investing activities	13,520,000	(2,962,000)

Cash flows from financing activities
Proceeds from exercise of stock options	11,000	—
Purchase of Treasury Stock	(1,386,000)	—
Changes in restricted cash	361,000	11,000
Dividends paid	(1,290,000)	(293,000)
Repayment of debt	(2,620,000)	(2,447,000)

Net cash used in financing activities	(4,924,000)	(2,729,000)

Net increase (decrease) in cash and cash equivalents	13,364,000	(554,000)
Cash and cash equivalents at beginning of period	4,953,000	84,347,000

Cash and cash equivalents at end of period	$18,317,000	$83,793,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$572,000	$671,000
Income taxes	$—	$2,000

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

In addition, the Company, through majority-owned subsidiaries Pegasus Funding, LLC, and BP Case Management, LLC invests in funding personal injury and matrimonial claims.

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2012, the condensed consolidated statements of operations for the three month periods ended December 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three month periods ended December 31, 2012 and 2011, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2012 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2012 and 2011, are unaudited. The September 30, 2012 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2012 and September 30, 2012, the results of operations for the three month periods ended December 31, 2012 and 2011 and cash flows for the three month periods ended December 31, 2012 and 2011 have been made. The results of operations for the three month periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation (continued)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2011-12, which amended ASC Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. The implementation of ASU 2011-12 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this guidance has not had a material effect on the Company’s result of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this update has not had a material effect on the Company’s results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), which results in common fair value measurement and disclosure requirements for US Generally Accepted Accounting Principals (“GAAP”) and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first annual period beginning on or after December 15, 2011. Adoption of this update has not had a material effect on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance became effective for the Company with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Other than requiring disclosures for prospective business combinations, the adoption of this guidance has not had a material effect on the Company’s results of operations or financial condition.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Consolidated Balance Sheet date of December 31, 2012, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.

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

Note 3 — Investments

Available-for-Sale

Investments classified as available-for-sale at December 31, 2012 and September 30, 2012, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012	$58,948,000	$50,000	$(183,000)	$58,815,000
September 30, 2012	$58,308,000	$404,000	$—	$58,712,000

The available-for-sale investments did not have any contractual maturities. The Company sold two investments during the first quarter of fiscal year 2013, with an aggregate realized gain of $175,000. Additionally, the Company received $225,000 in capital gain distribution dividends during the first quarter of fiscal year 2013, which is included in other income. The Company recorded a total of $400,000 in income related to its available-for sale investments during the first quarter of fiscal year 2013.

At December 31, 2012, there were three investments in an unrealized loss position, all of which had current unrealized losses which had existed for 12 months or less. There were two investments at December 31, 2012 in an unrealized gain position. One of the investments in an unrealized loss position was purchased in fiscal year 2013. The other four investments were in an unrealized gain position as of September 30, 2012. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability, but does not believe it will be required, to sell these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Certificates of deposit

Certificates of deposit consist of the following:

	December 31,	September 30,
	2012	2012
Certificates of deposits in banks	$28,782,000	$42,682,000

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2012, approximately $10.5 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $71.3 million are accounted for using the cost recovery method, of which $62.8 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	74,561,000	86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(9,473,000)	(4,126,000)	(13,599,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(10,000)	—	(10,000)
Finance income recognized (1)	7,629,000	861,000	8,490,000

Balance, end of period	$10,472,000	71,296,000	81,768,000

Revenue as a percentage of collections	80.5%	20.9%	62.4%

(1)	Includes $8.1 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2011
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	857,000	494,000	1,351,000
Net cash collections from collection of consumer receivables acquired for liquidation	(12,698,000)	(4,241,000)	(16,939,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(31,000)	—	(31,000)
Finance income recognized (1)	9,238,000	552,000	9,790,000

Balance, end of period	$28,559,000	$80,807,000	$109,366,000

Revenue as a percentage of collections	72.6%	13.0%	57.7%

(1)	Includes $8.6 million derived from fully amortized interest method pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

As of December 31, 2012, the Company had $81.8 million in consumer receivables acquired for liquidation, of which $10.5 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2013 (nine months remaining)	$5,896,000
September 30, 2014	3,052,000
September 30, 2015	667,000
September 30, 2016	544,000
September 30, 2017	30,000
September 30, 2018	—
September 30, 2019	—

Total	$10,189,000
Deferred revenue	283,000

Total	$10,472,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2012. Changes in accretable yield for the three month periods ended December 31, 2012 and 2011 are as follows:

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Balance at beginning of period	$2,086,000	$7,473,000
Income recognized on finance receivables, net	(7,629,000)	(9,238,000)
Additions representing expected revenue from purchases	—	245,000
Reclassifications from nonaccretable difference	7,265,000	8,020,000

Balance at end of period	$1,722,000	$6,500,000

There were no portfolio purchases during the three months ended December 31, 2012. During the three months ended December 31, 2011, the Company purchased $3.1 million of face value portfolios at a cost of $1.4 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2012 and 2011, respectively.

	For the Three Months Ended December 31,
	2012	2011
Gross collections (1)	$22,086,000	$25,965,000

Commissions and fees (2)	8,477,000	8,995,000

Net collections	$13,609,000	$16,970,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skiptracing and ultimately suing debtors in connection with this portfolio purchase.

Note 5 – Other Investments

Personal Injury Claims

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus Funding, LLC. Pegasus Funding, LLC purchases interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. The interest in the personal injury claims are purchased by Pegasus Funding, LLC and the resulting collections yielded net income attributable to non-controlling interest of $45,000 for the three months ended December 31, 2012. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus Funding, LLC, earned $1.2 million in interest and fees during the first quarter of fiscal year 2013 and had a net invested balance of $23.0 million on December 31, 2012.

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of December 31, 2012, the Company’s investment in cases through BPCM was approximately $553,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	December 31, 2012	September 30, 2012
Furniture	$310,000	$310,000
Equipment	3,572,000	3,470,000
Software	1,210,000	638,000
Leasehold improvements	99,000	99,000

	5,191,000	4,517,000
Less accumulated depreciation	3,846,000	3,696,000

Balance, end of period	$1,345,000	$821,000

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

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal, for the fiscal years ending September 30, 2013 and 2014 is $6.8 million and $52.0 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Non Recourse Debt

Receivables Financing Agreement (continued)

On December 31, 2012 and 2011, the outstanding balance on this loan was approximately $58.8 million and $69.2 million, respectively. The applicable interest rate at December 31, 2012 and 2011 was 3.71% and 3.77%, respectively. The average interest rate of the Receivable Financing Agreement was 3.71% and 3.75% for the periods ended December 31, 2012 and 2011, respectively. The Company’s average debt obligation for the periods ended December 31, 2012 and 2011 was approximately $60.0 million and $70.3 million, respectively.

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

Senior Secured Discretionary Credit Facility

On December 30, 2011, the Company and certain of its subsidiaries, obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of the Company’s subsidiaries and Bank Leumi. Under the Loan Agreement, certain of our subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. The Company and certain of its subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of the Company’s assets and the assets of its subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require the Company to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of December 31, 2012, the Company has not drawn on the Credit Facility.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2013.

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey, Houston , Texas and New York, New York. Please refer to the Company’s consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission, for additional information.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Income Recognition, Impairments and Commissions and Fees (continued)

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were no impairments recorded during the quarters ended December 31, 2012 and 2011.

The Company’s analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

•	the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and it factors in both better and worse states when establishing its initial cash flow expectations.

•	the average balance of the receivables influences our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for our law suit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, it is able to factor these variables into our initial expected cash flows;

•	the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process. For example, older receivables might be more difficult and/or require more time and effort to collect;

•	past history and performance of similar assets acquired. As the Company purchase portfolios of like assets, it accumulates a significant historical data base on the tendencies of debtor repayments and factor this into our initial expected cash flows;

•	the Company’s ability to analyze accounts and resell accounts that meet its criteria;

•	jobs or property of the debtors found within portfolios. With our business model, this is of particular importance. Debtors with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, debtors without jobs or property are less likely to repay their obligation. The Company believes that debtors with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor with property will pay to clear title or release a lien. The Company also believes that these debtors generally might take longer to repay and that is factored into our initial expected cash flows; and

•	credit standards of the issuer.

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

Note 10 — Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards. The provision for income tax expense for the three month periods ending December 31, 2012 and 2011, reflects income tax expense at an effective rate of 40.0% an 40.5%, respectively.

The corporate federal income tax returns of the Company for 2008, 2009, 2010 and 2011 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s 2008, 2009 and 2010 federal income tax returns would be audited. This audit is currently in progress.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 — Net Income per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Income)	Shares	Amount
Basic	$2,588,000	12,941,242	0.20	$2,977,000	14,639,456	$0.20

Effect of Dilutive Stock		258,874			241,523

Diluted	$2,588,000	13,200,116	0.20	$2,977,000	14,880,979	$0.20

At December 31, 2012, 1,013,189 options at a weighted average exercise price of $13.12 were not included in the diluted earnings per share calculation as they were antidilutive.

At December 31, 2011, 1,160,249 options at a weighted average exercise price of $12.48 were not included in the diluted earnings per share calculation as they were antidilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 — Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

In December 2012, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 160,000 stock options, of which 65,000 options were awarded to three officers of the Company and 20,000 options were awarded to an employee of the Company. The remaining 75,000 shares were issued to six non-employee directors of the Company. The exercise price of these options, issued on December 18, 2012, was equal to the market price on that date. The options vest in three equal installments, starting on the first anniversary of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.16%
Expected term (years)	10.0
Expected volatility	101.0%
Dividend yield	1.67%

In addition, the Company granted 102,321 restricted shares to the Chief Executive Officer of the Company. The shares vest in three equal installments, starting on the first anniversary of the grant.

In December 2011, the Compensation Committee granted 360,000 stock options, of which 150,000 options were awarded to the Chief Executive Officer of the Company, and 30,000 stock options each were awarded to the Chief Financial Officer, the General Counsel and the Senior Vice President of the Company. Additionally, an aggregate of 60,000 stock options were issued to six non-employee directors of the Company. The exercise price of these options, issued on December 13, 2011, was equal to the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	103.9%
Dividend yield	1.03%

On December 22, 2011, the remaining 60,000 stock options were granted to selected full time employees of the Company, who had been employed at the Company for at least six months prior to the date of grant. The exercise price of all stock options was at the market price on the date of the grant. 330,000 stock options granted in December 2011 vest in one installment three years after the date of grant. 30,000 stock options vest in three equal installments, starting on the first anniversary of the grant.

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

The 2012 Plan provides the Company with flexibility with respect to equity awards by providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights, in addition to the granting of stock options.

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. In December 2012, the Company granted options to purchase shares of the Company and an award of restricted stock totaling 262,321 shares, leaving 1,737,679 available as of December 31, 2012. As of December 31, 2012, approximately 70 of the Company’s employees were able to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan (as defined below).

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

2002 Stock Option Plan

On March 5, 2002, the Board of Directors adopted the Company’s 2002 Stock Option Plan (the “2002 Plan”), which plan was approved by the stockholders of the Company on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

The Company authorized 1,000,000 shares of Common Stock authorized for issuance under the 2002 Plan. As of March 5, 2012, no more awards could be issued under this plan.

1995 Stock Option Plan

In 1995, the Board of Directors adopted the Company’s 1995 Stock Option Plan (the “1995 Plan) expired on September 14, 2005. The plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

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

The following table summarizes stock option transactions under the 2012 Plan, the Equity Compensation Plan, the 2002 Plan and the 1995 Plan:

	Three Months Ended December 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,499,471	$11.27	1,294,271	$11,41
Options granted	160,000	9.57	360,000	7.87
Options exercised	(1,600)	6.96	—	—
Options forfeited	—	—	(1,400)	6.10

Outstanding options at the end of period	1,657,871	$11.11	1,652,871	$10.64

Exercisable options at the end of period	1,123,070	$12.36	1,131,538	$11.84

The following table summarizes information about the 2012 Plan, the Equity Compensation Plan, the 2002 Plan and the 1995 Plan outstanding options as of December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Weighted	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	51,200	6.3	$2.95	51,200	$2.95
$5.7501 – $8.6250	843,400	8.2	7.81	485,266	7.76
$8.6251 – $14.3750	210,000	9.6	10.03	33,333	11.50
$14.3751 – $17.2500	198,611	0.8	14.88	198,611	14.88
$17.2501 – $20.1250	339,660	1.8	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	4.0	28.75	15,000	28.75

	1,657,871	6.1	$11.11	1,123,070	$12.36

The Company recognized $409,000 and $283,000 of compensation expense related to the stock option grants during each of the three month periods ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $2,935,000 of unrecognized compensation cost related to stock option awards.

There was no intrinsic value of the outstanding and exercisable options as of December 31, 2012.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Stock Option Plans (continued)

The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2012		2011
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	10,922	$7.63	21,843	$19.73
Awards granted	102,321	9.57	—	—
Vested	(10,922)	7.63	(10,921)	7.63
Forfeited	—	—	—	—

Unvested at the end of period	102,321	$9.57	10,922	$7.63

The Company recognized $30,000 and $22,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $967,000 of unrecognized compensation cost related to restricted stock awards.

Note 14 — Stockholders’ Equity

During September 2012, the Company declared a cash dividend aggregating $260,000 ($0.02 per share) which was paid November 1, 2012. On December 13, 2012, the Company announced that the Board of Directors of the Company approved the payment of a special accelerated annual dividend of $0.08 per share to shareholders of record on December 24, 2012. The aggregate dividend of $1,030,000 was paid on December 28, 2012.

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the repurchase of up to $20 million of the Company’s common stock, which is effective through March 11, 2013. The Company has purchased approximately 865,000 shares at an aggregate cost of approximately $7,755,000 under the plan. Additionally, in June 2012, the Company repurchased 1.0 million shares of its common stock for $9.4 million in a privately negotiated transaction outside of the Rule 10b5-1 Plan.

As of December 31, 2012, stockholders equity includes an amount for other comprehensive loss of $80,000, which reflects unrealized losses in available-for-sale securities. In addition, $76,000 related to the non-controlling interest in Pegasus Funding, LLC has been included in stockholders’ equity.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2012		September 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents (Level 1)	$18,317,000	$18,317,000	$4,953,000	$4,953,000
Available-for-sale investments (Level 1)	58,815,000	58,815,000	58,712,000	58,712,000
Certificates of deposit (Level 1)	28,782,000	28,782,000	42,682,000	42,682,000
Consumer receivables acquired for liquidation (Level 3)	81,768,000	88,051,000	86,887,000	100,706,000

Financial liabilities
Non-Recourse Debt (Level 2)	58,843,000	58,843,000	61,463,000	61,463,000

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents and certificates of deposit—The carrying amount approximates fair value on the basis of maturity dates.

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

Non-Recourse Debt – The carrying value of non-recourse debt approximates fair value as the outstanding loan balance carries a variable rate.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 — Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of December 31, 2012, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and significant to the fair value of the or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the periods December 31, 2012 and September 30, 2012. The Company had no Level 2 or Level 3 available for sale investments during the periods December 31, 2012 and September 30, 2012.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” and “Item 7 - Management’s Discussions and Analysis of Financial Condition and Results of Operation” in our annual report on Form 10-K for the fiscal year ended September 30, 2012.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), Pegasus Funding, LLC (“Pegasus”), and other subsidiaries, not all wholly owned, and not considered material (the “Company,” “we” or “us”), is primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

Personal Injury Litigation Funding Business

We entered into a joint venture with Pegasus Legal Funding, LLC, pursuant to which we purchase interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Through the joint venture, we advance to each personal injury claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by us in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

Matrimonial Claims

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”) a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse matrimonial action.

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

As a result of the recent and current challenging economic environment and the impact it has had on the collections, for the non- medical account portfolio purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of seven years, which is an increase from the previous five year expectation. The medical accounts have a shorter three year collection curve based on the nature of these accounts. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

Results of Operations

Three-Months Period Ended December 31, 2012, Compared to the Three-Months Ended December 31, 2011

Finance income. For the three months ended December 31, 2012, finance income decreased $1.3 million, or 13.3%, to $ 8.5 million from $9.8 million for the three months ended December 31, 2011. The decrease is primarily due to the lower level of portfolio purchases in recent years and, as a result, the increased number of our portfolios that are in the later stages of their yield curves. Income from fully amortized portfolios (zero basis revenue) decreased $0.5 million to $8.1 million in the three months ended December 31, 2012 compared to $8.6 million in the same prior year period. We did not purchase any consumer debt portfolios in the first quarter ended December 31, 2012. We acquired $1.4 million in portfolios with a face value of $3.1 million in the first quarter of fiscal year 2012.

Net collections for the three months ended December 31, 2012 decreased 19.8% to $13.6 million from $17.0 million for the same prior year period. The decrease is due to the lower level of purchases over the last three and a half years and the general slow-down of the economy. During the first quarter of fiscal year 2013, gross collections decreased 14.9%, or $3.9 million, to $22.1 million from $26.0 million for the three months ended December 31, 2011. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $0.5 million, or 5.8%, to $8.5 million for the current fiscal three-month period from $9.0 million for the three months ended December 31, 2011. Commissions and fees amounted to 38.4% of gross collections for the three month period ended December 31, 2012, compared to 34.6% in the same period of the prior year.

Other income. The following table summarizes other income for the three month periods ended:

	December 31,
	2012	2011
Interest and dividend income	$410,000	$446,000

Personal injury fee income	1,242,000	—

Matrimonial fee income	—	165,000

Realized gain	400,000	—

Service fee income	8,000	23,000

Other	2,000	15,000

	$2,062,000	$649,000

General and administrative expenses. During the three-month period ended December 31, 2012, general and administrative expenses increased $0.8 million, or 17.4%, to $5.6 million from $4.8 million for the three-months ended December 31, 2011. The increase is primarily attributable to the inclusion of Pegasus Funding, LLC in fiscal year 2013.

Interest expense. During the three-month period ended December 31, 2012, interest expense decreased $105,000, or 15.6%, from $674,000 in the prior year period to $569,000. The decrease is primarily attributable to the continuing repayment of the BMO loan and slightly lower interest rates.

Income tax expense. Income tax expense, consisting of federal and state income taxes, for three months ended December 31, 2012 was $1.8 million as compared to $2.0 million for the three months ended December 31, 2011. The state portion of the income tax provision for the first quarter of fiscal year 2013 and 2012 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Net income. For the three months ended December 31, 2012, net income was $2.6 million as compared to $3.0 million for the corresponding prior year period. The decrease is primarily due to higher of general and administrative expenses over the prior year.

Income attributable to non-controlling interest. Income attributable to non-controlling interest of $45,000 is the portion of results attributable to Pegasus for the first quarter of fiscal year 2013. No non-controlling interest results were reported in the first quarter of fiscal year 2012.

Net income attributable to Asta Funding, Inc. Net income attributable to Asta Funding, Inc. was $2.6 million in the first quarter of fiscal year 2013 as compared to $3.0 million in the first quarter of fiscal year 2012.

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

The aggregate minimum repayment obligations required under the Fifth Amendment including interest and principal for fiscal years ending September 30, 2013 and 2014 are $6.8 million and $52.0 million, respectively.

On December 31, 2012 and 2011, the outstanding balance on this loan was approximately $58.8 million, and $69.2 million, respectively. The applicable interest rate at December 31, 2012 and 2011 was 3.71% and 3.77%, respectively. The average interest rate of the Receivable Financing Agreement was 3.71 and 3.75% for the periods ended December 31, 2012 and 2011, respectively. We were in compliance with all covenants at December 31, 2012.

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

Senior Secured Discretionary Credit Facility

On December 30, 2011, we and certain of our subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of our subsidiaries and Bank Leumi. Under the Loan Agreement, certain of our subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. We and certain of our subsidiaries have agreed to serve as guarantors of the obligations of the borrower subsidiaries and have entered into Guaranty Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility is collateralized by first priority perfected liens on substantially all of our assets and the assets of our subsidiaries, except those of Palisades XVI. The Credit Facility is subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contains standard and customary representations and warranties, covenants, events of default and other provisions including financial covenants that require us to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility is through February 23, 2013. As of February 8, 2012 we have not utilize this facility.

Other Investments – Personal Injury Claims

On December 28, 2011, we, through an indirect subsidiary, APH, entered into a joint venture (the “Venture”) with PLF. The Venture purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

Other Investments – Matrimonial Claims

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Cash Flow

Our cash increased $13.4 million from $4.9 million at September 30, 2012 to $18.3 million at December 31, 2012.

Net cash provided by operating activities was $4.8 million during the three months ended December 31, 2012 compared to net cash provided by operating activities of $5.1 million during the three months ended December 31, 2011. The decrease is primarily due to a decrease in other assets and lower income, partially offset by an increase in amounts due from third party collection agencies and attorneys. Net cash provided by investing activities was $13.5 million during the three month period ended December 31, 2012 compared to $3.0 million used investing activities during the three months ended December 31, 2011, reflecting proceeds from maturities of certificates of deposit in the current fiscal year. Net cash used in financing activities increased from $2.7 million in the period ended December 31, 2011 to $4.9 million in the current period. This increase is a reflection of the purchase of treasury stock in the current period and an advanced dividend payment just prior to the end of the current fiscal period.

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

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2012
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$12,326,000	74,561,000	86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(9,473,000)	(4,126,000)	(13,599,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(10,000)	—	(10,000)
Finance income recognized (1)	7,629,000	861,000	8,490,000

Balance, end of period	$10,472,000	71,296,000	81,768,000

Revenue as a percentage of collections	80.5%	20.9%	62.4%

(1)	Includes $8.1 million derived from fully amortized interest method pools.

	For the Three Months Ended December 31, 2011
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	857,000	494,000	1,351,000
Net cash collections from collection of consumer receivables acquired for liquidation	(12,698,000)	(4,241,000)	(16,939,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(31,000)	—	(31,000)
Finance income recognized (1)	9,238,000	552,000	9,790,000

Balance, end of period	$28,559,000	$80,807,000	$109,366,000

Revenue as a percentage of collections	72.6%	13.0%	57.7%

(1)	Includes $8.6 million derived from fully amortized interest method pools.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2012	$10,000	$5,000

Three months ended December 31, 2011	$31,000	$12,000

Portfolio Performance (1)

( Interest method portfolios only )

		Cash Collections	Estimated	Total	Total Estimated Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	65,120,000	105,720,000	—	105,720,000	162%
2002	36,557,000	48,298,000	—	48,298,000	132%
2003	115,626,000	222,280,000	—	222,280,000	192%
2004	103,743,000	192,092,000	26,000	192,118,000	185%
2005	126,023,000	226,138,000	755,000	226,893,000	180%
2006	163,392,000	269,814,000	1,915,000	271,729,000	166%
2007	109,235,000	106,921,000	8,322,000	115,243,000	106%
2008	26,626,000	51,288,000	21,000	51,309,000	193%
2009	19,127,000	37,529,000	979,000	38,508,000	201%
2010	7,212,000	20,850,000	176,000	21,026,000	292%
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include collections from portfolios that are zero basis.
(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) No. 2011-12, amended ASC Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. The implementation of ASU 2011-12 is not expected to have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) , which amends and simplifies the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this guidance has not had a material effect on our result of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) , in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance has not had a material effect on our result of operations or financial condition. Adoption of this update has not had a material effect on our results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) , which results in common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 was effective as of October 1, 2012. Adoption of this update has not had a material effect on our results of operations or financial condition but may have an effect on disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) , to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The guidance became effective for us with the reporting period beginning October 1, 2011, and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Adoption of this guidance has not had a material effect on our result of operations or financial condition. Other than requiring disclosures for prospective business combinations, the adoption of this update has not had an impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At December 31, 2012, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $58.8 million. A 25 basis-point increase in interest rates would have increased our interest expense for the current quarter by approximately $37,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4. Controls and Procedures

a. Disclosure Controls and Procedures

As of December 31, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk factors

There were no material changes in any risk factors previously disclosed in the Company’s Report on Form 10-K filed with the Securities & Exchange Commission on January  18, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock

We have a share repurchase program that authorizes us to purchase up to $20.0 million of shares of our common stock through February, 13, 2013. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the first quarter of the fiscal year ended September 30, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from October 1, 2012 through October 31, 2012	53,500	$9.35	53,500	$13,132,000
Repurchases from November 1, 2012 through November 1, 2012	66,600	$8.96	66,600	$12,535,000
Repurchases from December 1, 2012 through December 31, 2012	31,100	$9.29	31,100	$12,246,000

(1)	On March 9, 2012, our board of directors authorized the repurchase of up to $20.0 million of shares of our common stock through a non-discretionary stock re-purchase plan.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: February 11, 2013	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2013	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.