Form 10-Q
period 2013-03-31
ASTA FUNDING INC
filed 2013-05-10
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2013, the registrant had approximately 12,941,639 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$28,039,000	$4,953,000
Investments:
Available-for-sale	59,125,000	58,712,000
Certificates of deposit	19,956,000	42,682,000
Restricted cash	925,000	1,088,000
Consumer receivables acquired for liquidation (at net realizable value)	74,824,000	86,887,000
Other investments, net	28,187,000	18,596,000
Due from third party collection agencies and attorneys	1,197,000	2,042,000
Prepaid and income taxes receivable	248,000	2,057,000
Furniture and equipment, net	1,246,000	821,000
Deferred income taxes, net	10,091,000	10,410,000
Other assets	5,384,000	4,916,000

Total assets	$229,222,000	$233,164,000

LIABILITIES
Non recourse debt	$56,823,000	$61,463,000
Other liabilities	2,280,000	2,920,000
Dividends payable	—	260,000

Total liabilities	59,103,000	64,643,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued - 14,884,877 at March 31, 2013 and 14,778,956 at September 30, 2012; and outstanding — 12,941,139 at March 31, 2013 and 13,006,918 at September 30, 2012	149,000	148,000
Additional paid-in capital	77,932,000	77,024,000
Retained earnings	109,743,000	107,303,000
Accumulated other comprehensive (loss) income, net of tax	(54,000)	241,000
Treasury stock (at cost) 1,943,738 shares at March 31, 2013 and 1,772,038 shares at September 30, 2012	(17,805,000)	(16,226,000)
Non-controlling interest	154,000	31,000

Total stockholders’ equity	170,119,000	168,521,000

Total liabilities and stockholders’ equity	$229,222,000	$233,164,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenues:
Finance income, net	$8,263,000	$10,470,000	$16,753,000	$20,260,000
Other income	1,822,000	1,000,000	3,884,000	1,649,000

	10,085,000	11,470,000	20,637,000	21,909,000

Expenses:
General and administrative	5,788,000	6,032,000	11,381,000	10,798,000
Interest	534,000	646,000	1,103,000	1,320,000
Impairments of consumer receivables acquired for liquidation	2,203,000	611,000	2,203,000	611,000

	8,525,000	7,289,000	14,687,000	12,729,000

Income before income tax	1,560,000	4,181,000	5,950,000	9,180,000
Income tax expense	600,000	1,672,000	2,357,000	3,694,000

Net income	960,000	2,509,000	3,593,000	5,486,000
Less: net income attributable to non-controlling interest	78,000	49,000	123,000	49,000

Net income attributable to Asta Funding, Inc.	$882,000	$2,460,000	$3,470,000	$5,437,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.07	$0.17	$0.27	$0.37
Diluted	$0.07	$0.17	$0.26	$0.37
Weighted average number of common shares outstanding:
Basic	12,943,896	14,642,174	12,942,554	14,640,800
Diluted	13,226,351	14,879,480	13,203,929	14,880,213

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Comprehensive income is as follows:
Net income	$960,000	$2,509,000	$3,593,000	$5,486,000

Net unrealized securities gain / (loss), net of (taxes) / tax benefit of ($18,000) and ($144,000), during the 3 month periods ended March 31, 2013 and 2012, respectively, and $128,000 and ($263,000), during the 6 month periods ended March 31, 2013 and 2012, respectively.	26,000	213,000	(191,000)	390,000
Reclassification adjustments for securities sold, net of (taxes) of $0 and ($47,000), during the 3 month periods ended March 31, 2013 and 2012, respectively, and $71,000 and $47,000, during the 6 month periods ended March 31, 2013 and 2012, respectively.	—	(70,000)	(104,000)	(70,000)

Other comprehensive income (loss)	26,000	143,000	(295,000)	320,000
Total comprehensive income	$986,000	$2,652,000	$3,298,000	$5,806,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock (1)	Non- Controlling Interest	Total Stockholders’ Equity
	Issued Shares	Amount	Additional Paid-in Capital
Balance, September 30, 2012	14,778,956	$148,000	$77,024,000	$107,303,000	$241,000	$(16,226,000)	$31,000	$168,521,000
Exercise of options	3,600	—	24,000					24,000
Stock based compensation expense			885,000					885,000
Restricted stock	102,321	1,000	(1,000)					—
Dividends				(1,030,000)				(1,030,000)
Purchase of treasury stock						(1,579,000)		(1,579,000)
Net income				3,470,000			123,000	3,593,000
Unrealized loss on marketable securities					(295,000)			(295,000)

Balance, March 31, 2013	14,884,877	$149,000	$77,932,000	$109,743,000	$(54,000)	$(17,805,000)	$154,000	$170,119,000

(1)	Treasury shares are as follows: September 30, 2012, 1,772,038; Purchase of treasury stock, 171,700; March 31, 2013, 1,943,738.

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Cash flows from operating activities:
Net income	$3,593,000	$5,486,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,000	260,000
Deferred income taxes	518,000	861,000
Impairments of consumer receivables acquired for liquidation	2,203,000	611,000
Stock based compensation	885,000	744,000
Gain on sale of available-for-sale securities	(175,000)	(117,000)
Changes in:
Other assets	(468,000)	148,000
Due from third party collection agencies and attorneys	845,000	60,000
Prepaid and income taxes receivable	1,809,000	2,833,000
Other liabilities	(640,000)	(782,000)

Net cash provided by operating activities	8,870,000	10,104,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	—	(2,675,000)
Principal collected on consumer receivables acquired for liquidation	9,852,000	15,376,000
Principal collected on consumer receivable accounts represented by account sales	8,000	47,000
Purchase of available-for-sale securities	(27,740,000)	(13,912,000)
Proceeds from sale of available-for-sale securities	27,008,000	2,117,000
Proceeds from maturities of certificates of deposits	22,726,000	6,294,000
Other investments – advances	(15,954,000)	(7,721,000)
Other investments – receipts	6,363,000	—
Capital expenditures	(725,000)	(60,000)

Net cash provided by (used in) investing activities	21,538,000	(534,000)

Cash flows from financing activities:
Proceeds from exercise of options	24,000	14,000
Purchase of treasury stock	(1,579,000)	(923,000)
Change in restricted cash	163,000	(59,000)
Dividends paid	(1,290,000)	(584,000)
Repayments of non recourse debt	(4,640,000)	(4,730,000)

Net cash used in financing activities	(7,322,000)	(6,282,000)

Net increase in cash and cash equivalents	23,086,000	3,288,000
Cash and cash equivalents at beginning of period	4,953,000	84,347,000

Cash and cash equivalents at end of period	$28,039,000	$87,635,000

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$1,113,000	$1,320,000
Income taxes	$—	$2,000

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

In addition, the Company, through majority-owned subsidiaries Pegasus Funding, LLC, and BP Case Management, LLC, invests in funding personal injury and matrimonial claims, respectively.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of income for the six and three month periods ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the six and three month periods ended March 31, 2013 and 2012, the condensed consolidated statement of stockholders’ equity as of and for the six months ended March 31, 2013 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2013 and 2012 are unaudited. The September 30, 2012 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2013 and September 30, 2012, the results of operations for the six and three month periods ended March 31, 2013 and 2012 and cash flows for the six month periods ended March 31, 2013 and 2012 have been made. The results of operations for the six and three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the resulting rates of return.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Business and Basis of Presentation (continued)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments require an entity to present, either in the income statement or the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that might provide additional details about the amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements (see Note 3: Investments).

In December 2011, the FASB issued ASU No. 2011-12, amended ASC Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. The Company has chosen to early-adopt ASU 2011-12 and implementation of this guidance has not had a material effect on the Company’s consolidated financial statements.

Concentration of Credit Risk-Cash

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with eight banks at March 31, 2013 that exceeded the balance insured by the FDIC by approximately $25.3 million.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of March 31, 2013, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements.

Reclassifications

Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation, specifically related to certain cash flow items.

Note 2: Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3: Investments

Available-for-Sale

Investments classified as available-for-sale at March 31, 2013 and September 30, 2012 consist of the following:

Mutual Funds	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013	$59,215,000	$74,000	$(164,000)	$59,125,000
September 30, 2012	$58,308,000	$404,000	$—	$58,712,000

The available-for-sale investments did not have any contractual maturities. The Company sold two investments during the first quarter of fiscal year 2013, with an aggregate realized gain of $175,000. Additionally, the Company received $225,000 in capital gain distribution dividends during the first quarter of fiscal year 2013, which is included in other income. The Company recorded a total of $400,000 in income related to its available-for-sale investments during the first quarter of fiscal year 2013. The Company sold one investment during the second quarter of fiscal year 2012, resulting in a realized gain of approximately $117,000.

At March 31, 2013, there were three investments in an unrealized loss position, all of which had current unrealized losses which had existed for 12 months or less. There were three investments at March 31, 2013 in an unrealized gain position. At September 30, 2012, there were six investments in an unrealized gain position. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value of these instruments is temporary. In addition, management has the ability, but does not believe it will be required, to sell these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income within stockholders’ equity. Realized gains (losses) on available-for-sale securities are included in other income and, when applicable, are reported as a reclassification adjustment in other comprehensive income.

Certificates of Deposit

Certificates of deposit consist of the following:

	March 31,	September 30,
	2013	2012
Certificates of deposit in banks	$19,956,000	$42,682,000

Certificates are generally nonnegotiable and nontransferable, and may incur substantial penalties for withdrawal prior to maturity, which will be within one year. The Company liquidated one certificate of deposit of approximately $22,726,000 (plus accrued interest) during the six month period ended March 31, 2013.

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

The Company accounts for its investment in finance receivables using the interest method, under the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision.

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down, to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred until such time as a review results in a change in the expected cash flows. The estimated future cash flows are reevaluated quarterly.

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

The Company has liquidating experience in the fields of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, litigation-related medical accounts, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes in which the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2013, approximately $6.8 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $68.0 million are accounted for using the cost recovery method, of which $59.8 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:

•	the number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables, as higher balances might be more difficult to collect, while low balances might not be cost effective to collect;

•

the age of the receivables, as older receivables might be more difficult to collect or might be less cost effective. On the other hand, the passage of time, in certain circumstances, might result in higher collections due to changing life events of some individual debtors;

•	past history of performance of similar assets;

•	time since charge-off;

•	payments made since charge-off;

•	the credit originator and its credit guidelines;

•	the Company’s ability to analyze accounts and resell accounts that meet its criteria for resale;

•

the locations of the debtors, as there are better states to attempt to collect in and, ultimately, the Company has better predictability of the liquidations and the expected cash flows. Conversely, there are states where the liquidation rates are not as favorable and that is factored into the Company’s cash flow analysis;

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Six Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(18,290,000)	(8,306,000)	(26,596,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(17,000)	—	(17,000)
Impairment	(2,203,000)	—	(2,203,000)
Finance income recognized (1)	14,997,000	1,756,000	16,753,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	81.9%	21.1%	63.0%

(1)	Includes approximately $16.1 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(25,878,000)	(9,727,000)	(35,605,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(78,000)	—	(78,000)
Impairment	(611,000)	—	(611,000)
Finance income recognized (1)	18,993,000	1,267,000	20,260,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	73.2%	13.0%	56.8%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

	For the Three Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$10,472,000	$71,296,000	$81,768,000
Net cash collections from collections of consumer receivables acquired for liquidation	(8,817,000)	(4,180,000)	(12,997,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,000)	—	(7,000)
Impairment	(2,203,000)	—	(2,203,000)
Finance income recognized (1)	7,368,000	895,000	8,263,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	83.5%	21.4%	63.5%

(1)	Includes approximately $8.0 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$28,559,000	$80,807,000	$109,366,000
Acquisitions of receivable portfolios, net	421,000	903,000	1,324,000
Net cash collections from collections of consumer receivables acquired for liquidation	(13,180,000)	(5,486,000)	(18,666,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(47,000)	—	(47,000)
Impairment	(611,000)	—	(611,000)
Finance income recognized (1)	9,755,000	715,000	10,470,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	73.8%	13.0%	56.0%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

As of March 31, 2013, the Company had $74.8 million in Consumer Receivables acquired for Liquidation, of which $6.8 million are being accounted for on the interest method. Based upon current projections, net cash collections applied to principal for accrual basis portfolios will be as follows for the twelve months in the periods ending:

September 30, 2013 (six months ending)	$3,086,000
September 30, 2014	2,854,000
September 30, 2015	473,000
September 30, 2016	400,000

Total	$6,813,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2013. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the six months and three months ended March 31, 2013 and 2012 are as follows:

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Balance at beginning of period	$2,086,000	$7,473,000
Income recognized on finance receivables, net	(14,997,000)	(18,993,000)
Additions representing expected revenue from purchases	—	362,000
Reclassifications from nonaccretable difference	13,853,000	17,265,000

Balance at end of period	$942,000	$6,107,000

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$1,722,000	$6,500,000
Income recognized on finance receivables, net	(7,368,000)	(9,755,000)
Additions representing expected revenue from purchases	—	117,000
Reclassifications from nonaccretable difference	6,588,000	9,245,000

Balance at end of period	$942,000	$6,107,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

There were no portfolio purchases during the six month period ended March 31, 2013. During the three and six month periods ended March 31, 2012, the Company purchased $2.9 million and $6.0 million, respectively, of face value receivables at a cost of $1.3 million and $2.7 million, respectively. The receivables were in the litigation related category.

The following table summarizes collections on a gross basis as received by our third-party collection agencies and attorneys, less commissions and fees for the six and three month periods ended March 31, 2013 and 2012, respectively:

	For the Six Months Ended March 31,
	2013	2012
Gross collections (1)	$42,940,000	$55,357,000
Less: commissions and fees (2)	16,327,000	19,674,000

Net collections	$26,613,000	$35,683,000

	For the Three Months Ended March 31,
	2013	2012
Gross collections (1)	$20,854,000	$29,392,000
Less: commissions and fees (2)	7,850,000	10,679,000

Net collections	$13,004,000	$18,713,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections charged by a servicer received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Note 5: Other Investments

Personal Injury Claims

On December 28, 2011, the Company, through an indirect subsidiary, APH, entered into a joint venture with Pegasus Legal Funding LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to a personal injury litigation, with the expectation of a settlement in the future. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $1.4 million and $2.6 million, respectively in interest and fees for the three and six month periods ended March 31, 2013 compared to $0.5 million in both the three and six month periods ended March 31, 2012. The Company had a net invested balance of $28.2 million on March 31, 2013 and a $7.7 million net invested balance on March 31, 2012. The collections yielded net income attributable to non-controlling interest of $123,000 and $78,000 for the six and three month periods ended March 31, 2013, respectively, compared to $49,000 for both the six and three month periods ended March 31, 2012.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5: Other Investments (continued)

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of March 31, 2013, the Company’s investment in cases through BPCM was approximately $553,000. The Company recognized $0 in revenue for the three month periods ended March 31, 2013 and 2012. The Company recognized $0 in the six month period ended March 31, 2013 compared to $165,000 for the six month period ended March 31, 2012.

Note 6: Furniture and Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31, 2013	September 30, 2012
Furniture	$310,000	$310,000
Equipment	3,623,000	3,470,000
Software	1,210,000	638,000
Leasehold improvements	99,000	99,000

	5,242,000	4,517,000
Less accumulated depreciation and amortization	3,996,000	3,696,000

Balance, end of period	$1,246,000	$821,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7: Non Recourse Debt (continued)

Receivables Financing Agreement (continued)

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal for fiscal years ending September 30, 2013 (six months ending) and 2014, is $4.5 million and $52.3 million, respectively.

On March 31, 2013 and September 30, 2012, the outstanding balance on this loan was approximately $56.8 million and $61.5 million, respectively. The applicable interest rate at March 31, 2013 and September 30, 2012 was 3.70% and 3.73%, respectively. The average interest rate of the Receivable Financing Agreement was 3.71% for the six month period ended March 31, 2013 as compared to a 3.76% rate for the fiscal year ended September 30, 2012.

The Company’s average debt obligation for the six month period ended March 31, 2013 was approximately $58.8 million as compared to a $66.8 million average debt obligation for the fiscal year ended September 30, 2012 . The average interest rate for the three month period ended March 31, 2013 was 3.71%.

Other significant amendments to the Receivables Financing Agreement are as follows:

Second Amendment — Receivables Financing Agreement, dated December 27, 2007, revised the amortization schedule of the loan from 25 months to approximately 31 months. Bank of Montreal (“BMO”) charged Palisades XVI a fee of $475,000 which was paid on January 10, 2008.

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

Senior Secured Discretionary Credit Facility

On December 30, 2011, the Company and certain of its subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the“Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of the Company’s subsidiaries and Bank Leumi. Under the Loan Agreement, certain subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. The Credit Facility was not utilized and expired on February 23, 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8: Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive Officer, which expired on December 31, 2009. Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2013.

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey, Houston, Texas and New York, New York. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission, for additional information.

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

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.

Finance income is recognized on cost recovery portfolios after the carrying value has been fully recovered through collections or amounts written down.

The Company accounts for its investment in personal injury claims on a non-recourse basis, at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case.

When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Income Recognition and Impairments (continued)

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the IRR while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. An impairment of $2.2 million was recorded during the three and six month periods ended March 31, 2013. An impairment of $611,000 was recorded during the same prior year periods. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required.

The Company’s analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

•

the type of receivable, the location of the debtor and the number of collection agencies previously attempting to collect the receivables in the portfolio. The Company has found that there are better states to try to collect receivables and it factors in both better and worse states when establishing its initial cash flow expectations;

•

the average balance of the receivables influences the Company’s analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for our lawsuit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, it is able to factor these variables into its initial expected cash flows;

•

the age of the receivables, the number of days since charge-off, any payments since charge-off, and the credit guidelines of the credit originator also represent factors taken into consideration in our estimation process. For example, older receivables might be more difficult and/or require more time and effort to collect;

•

past history and performance of similar assets acquired. As the Company purchases portfolios of like assets, it accumulates a significant historical database on the tendencies of debtor repayments and factors this into its initial expected cash flows;

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

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of its acquisition of the accounts. The amount paid for a portfolio of accounts reflects the Company’s determination that it is probable that the Company will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio, coupled with expected cash flows from accounts available for sale. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables, and accounted for on the interest method over the expected remaining life of the portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Income Recognition and Impairments (continued)

Impairments (continued)

The Company believes it has extensive experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid, so that the Company believes that its estimated cash flow offers it an adequate return on its acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, the Company has the added benefit of soliciting its third party servicers for their input on liquidation rates and, at times, incorporates such input into the estimates that the Company uses for its expected cash flows.

As a result of the recent and current challenging economic environment and the impact it has had on the collections, for portfolio purchases acquired since the beginning of fiscal year 2009, the Company has extended its time frame of the expectation of recovering 100% of the invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, an increase from the previous 5-year expectation. The medical accounts are accounted for using the cost recovery method. The Company routinely monitors these expectations against the actual cash flows and, in the event the cash flows are below its expectations and it believes that there are no reasons relating to mere timing differences or explainable delays (such as can occur, particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of its expectations and the reason is due to timing, the Company would defer the “excess” collection as deferred revenue.

Commissions and Fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort; generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Note 10: Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of income for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards. The provision for income tax expense for the three month periods ended March 31, 2013 and 2012, respectively, reflects income tax expense at an effective rate of 38.5% and 40.0%. The provision for income tax expense for the six month periods ended March 31, 2013 and 2012, respectively, reflects income tax expense at an effective rate of 39.6% and 40.2%.

The corporate federal income tax returns of the Company for 2008, 2009, 2010 and 2011 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

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

The following table presents the computation of basic and diluted per share data for the six and three months ended March 31, 2013 and 2012:

	Six Months Ended March 31,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$3,470,000	12,942,554	$0.27	$5,437,000	14,640,800	$0.37
Effect of Dilutive Stock	—	261,375	(0.01)	—	239,413	—

Diluted	$3,470,000	13,203,929	$0.26	$5,437,000	14,880,213	$0.37

At March 31, 2013, options to purchase 1,123,169 shares at a weighted average exercise price of $12.40 were not included in the diluted earnings per share calculation as they were anti-dilutive.

At March 31, 2012, options to purchase 1,303,408 shares at a weighted average exercise price of $11.97 were not included in the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended March 31,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$882,000	12,943,896	$0.07	$2,460,000	14,642,174	$0.17
Effect of Dilutive Stock	—	282,455	—	—	237,306	—

Diluted	$882,000	13,226,351	$0.07	$2,460,000	14,879,480	$0.17

At March 31, 2013, options to purchase 1,133,271 shares at a weighted average exercise price of $12.87 were not included in the diluted earnings per share calculation as they were anti-dilutive.

At March 31, 2012, options to purchase 1,450,075 shares at a weighted average exercise price of $11.55 were not included in the diluted earnings per share calculation as they were anti-dilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12: Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of income, rather than a disclosure in the notes to the Company’s consolidated financial statements.

In December 2012, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 160,000 stock options, of which 65,000 options were awarded to three officers of the Company and 20,000 options were awarded to an employee of the Company. The remaining 75,000 shares were issued to six non-employee directors of the Company. The exercise price of these options, issued on December 18, was equal to the market price on that date. The options vest in three equal installments, starting on the first anniversary of the grant. The assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.16%
Expected term (years)	6.0
Expected volatility	101.0%
Dividend yield	1.67%

In addition, the Company granted 102,321 restricted shares to the Chief Executive Officer of the Company. The shares vest in three equal installments, starting on the first anniversary of the grant.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans

2012 Stock Option and Performance Award Compensation Plan

On February 7, 2012, the Board of Directors adopted the Company’s 2012 Stock Option and Performance Award Compensation Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaces the Equity Compensation Plan (as defined below).

The 2012 Plan provides the Company with flexibility with respect to equity awards by providing for grants of stock awards (i.e. restricted and unrestricted), stock purchase rights and stock appreciation rights, in addition to the granting of stock options.

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. In December 2012, the Company granted options to purchase shares of the Company and an award of restricted stock totaling 262,321 shares, leaving 1,737,679 shares available as of March 31, 2013. As of March 31, 2013, approximately 49 of the Company’s employees were eligible to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s existing 2002 Stock Option Plan (as defined below).

In addition to permitting the grant of stock options as permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allowed the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights.

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. As of March 21, 2012, no more options could be issued under this plan.

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

The Company authorized 1,000,000 shares of Common Stock for issuance under the 2002 Plan. As of March 5, 2012, no more options could be issued under this plan.

1995 Stock Option Plan

In 1995, the Board of Directors adopted the Company’s 1995 Stock Option Plan (the “1995 Plan”), which expired on September 14, 2005. The Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

The Company authorized 1,840,000 shares of Common Stock for issuance under the 1995 Plan. As of September 14, 2005, no more awards could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The following table summarizes stock option transactions under the plans:

	Six Months Ended March 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,499,471	$11.27	1,294,271	$11.41
Options granted	160,000	9.57	360,000	7.87
Options exercised	(3,600)	6.77	(3,333)	4.13
Options forfeited	—	—	(1,400)	610

Outstanding options at the end of period	1,655,871	$11.12	1,649,538	$10.66

Exercisable options at the end of period	1,121,170	$12.37	1,128,205	$11.88

	Three Months Ended March 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,657,871	$11.11	1,652,871	$10.64
Options granted	—	—	—	—
Options exercised	(2,000)	6.61	(3,333)	4.13
Options forfeited	—	—	—	—

Outstanding options at the end of period	1,655,871	$11.12	1,649,538	$10.66

Exercisable options at the end of period	1,121,170	$12.37	1,128,205	$11.88

The Company recognized $775,000 and $366,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2013, respectively. The Company recognized $701,000 and $418,000 of compensation expense related to stock options during the six month and three month periods ended March 31, 2012, respectively. As of March 31, 2013, there was $2,570,000 of unrecognized compensation expense related to stock option awards. The weighted average remaining period over which such costs are expected to be recognized is 2.1 years. The intrinsic value of the outstanding and exercisable options as of March 31, 2013 was approximately $1,852,000 and $1,225,000, respectively. The intrinsic value of the stock options exercised during the six month period ended March 31, 2013 was approximately $11,000. The fair value of the stock options exercised during the six month period ended March 31, 2013 was approximately $35,000. The weighted average remaining contractual life of exercisable options is 4.4 years. The fair value of the stock options that vested during the three and six months ended March 31, 2013 was approximately $0 and $1,115,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued )

The following table summarizes information outstanding options under the plans as of March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average Exercise Price		Weighted Average Exercise Price
		Average
		Remaining
	Number Outstanding	Contractual		Number Exercisable
Range of Exercise Price		Life (in Years)
$2.8751 – $5.7500	51,000	6.1	$2.95	51,000	$2.95
$5.7501 – $8.6250	841,600	8.0	7.81	483,566	7.77
$8.6251 – $14.3750	210,000	9.4	10.03	33,333	11.50
$14.3751 – $17.2500	198,611	0.6	14.88	198,611	14.88
$17.2501 – $20.1250	339,660	1.6	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	3.7	28.75	15,000	28.75

	1,655,871	5.9	$11.12	1,121,170	$12.37

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2013		2012
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	10,922	$7.63	21,843	$19.73
Awards granted	102,321	9.57	—	—
Vested	(10,922)	7.63	(10,921)	15.11
Forfeited	—	—	—	—

Unvested at the end of period	102,321	$9.57	10,922	$7.63

Three Months Ended March 31,
	2013		2012
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	102,321	$9.57	10,922	$7.63
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	102,321	$9.57	10,922	$7.63

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The Company recognized $110,000 and $80,000 of compensation expense related to the restricted stock awards during the six-month and three month periods ended March 31, 2013, respectively. The Company recognized $43,000 and $21,000 of compensation expense related to restricted stock awards during the six and three month periods ended March 31, 2012, respectively. As of March 31, 2013, there was $886,000 of unrecognized compensation cost related to unvested restricted stock. The weighted average remaining period over which such costs are recognized is 2.7 years.

Note 14: Stockholders’ Equity

In December 2012, the Board of Directors of the Company approved the payment of a special accelerated annual dividend of $0.08 per share to shareholders of record on December 24, 2012. The aggregate dividend of $1,030,000 was paid on December 28, 2012.

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the repurchase of up to $20 million of the Company’s common stock, which was effective through March 11, 2013. The Company purchased approximately 885,000 shares at an aggregate purchase price of approximately $7,948,000 under the plan. Additionally, in June 2012, the Company purchased 1.0 million shares of its common stock for $9.4 million in a privately negotiated transaction outside of the Rule 10b5-1 Plan.

As of March 31, 2013, stockholders’ equity includes an amount for other comprehensive loss of $54,000, which reflects unrealized losses in available-for-sale securities. In addition, $154,000 related to the non-controlling interest in Pegasus Funding, LLC, has been included in stockholders’ equity.

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

The estimated fair value of the Company’s financial instruments is summarized as follows: .

	March 31 , 2013		September 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents (Level 1)	$28,039,000	$28,039,000	$4,953,000	$4,953,000
Available-for-sale investments (Level 1)	59,125,000	59,125,000	58,712,000	58,712,000
Certificates of deposit (Level 1)	19,956,000	19,956,000	42,682,000	42,682,000
Consumer receivables acquired for liquidation (Level 3)	74,824,000	94,233,000	86,887,000	100,706,000
Financial liabilities
Non-Recourse Debt (Level 2)	56,823,000	56,823,000	61,463,000	61,463,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 : Fair Value Of Financial Measurements and Disclosures (continued)

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

Non-Recourse Debt – The carrying value of non-recourse debt approximates fair value as the outstanding loan balances carries a variable rate.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for sale investments as of March 31, 2013, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs, when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the periods March 31, 2013 and September 30, 2012. The Company had no Level 2 or Level 3 available-for-sale investments during the periods March 31, 2013 and September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward Looking Statements

This report contains “forward-looking statements” – that is, statements related to future , not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward–looking statements. For us, particular uncertainties that might cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press on the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, potential regulation or limitation of interest rates and other fees advanced by Pegasus under federal and/or state regulation, a change in statutory or case law which limits or restricts the ability of Pegasus to charge or collect fees and interest at anticipated levels, plaintiff’s being unsuccessful in whole or in part in the litigation upon which our funds are provided, the continued services of the senior management of Pegasus to source and analyze cases in accordance with the underwriting guidelines of Pegasus, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption“Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Personal Injury Litigation Funding Business

We entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”), pursuant to which we purchase interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Through the joint venture, we advance, to each personal injury claimant, funds on a non-recourse basis, at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by us in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

Matrimonial Claims

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with a California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action.

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

•

past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant history on how these receivables will liquidate and factor this into our initial expected cash flows;

•	number of months since charge-off;

•	payments made since charge-off;

•	the credit originator and their credit guidelines;

•

the locations of the debtors, as there are better states to attempt to collect in and ,ultimately, we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

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

We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. We acquire these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our costs, including servicing expenses. Additionally, when considering purchases of accounts, or portfolios from issuers from whom we have little or limited experience, we have the added benefit of soliciting our third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporate such input into the price we offer for a given portfolio and the estimates we use for our expected cash flows.

As a result of the recent and current challenging economic environment and the impact it has had on the collections, for the non medical account portfolio purchases acquired since the beginning of fiscal year 2009, we have extended our time frame of the expectation of recovering 100% of our invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of seven years, which is an increase from the previous five year expectation. The medical accounts are accounted for using the cost recovery method. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

Results of Operations

The six-month period ended March 31, 2013, compared to the six-month period ended March 31, 2012

Finance income. For the six month period ended March 31, 2013, finance income decreased $3.5 million or 17.3% to $16.8 million from $20.3 million for the six month period ended March 31, 2012. Finance income decreased primarily due to the lower level of portfolio purchases and, as a result, the increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased $6.0 million in face value of new portfolios at a cost of $2.7 million in the first six months of fiscal year 2012. We made no portfolio purchases for the first six months of fiscal year 2013.

During the first six months of fiscal year 2013, gross collections decreased 22.4% to $42.9 million from $55.4 million for the six months ended March 31, 2012, reflecting the lower level of purchases, and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $3.3 million, or 17.0% for the six months ended March 31, 2013 as compared to the same period in the prior year and averaged 38.0% of collections for the six months ended March 31, 2013 as compared to 35.5% for the same prior year period. Net collections decreased 25.4% to $26.6 million from $35.7 million for the six months ended March 31, 2012. Income recognized from fully amortized portfolios (zero based revenue) was $16.1 million for the six month period ended March 31, 2013 compared to $17.8 million for the six month period ended March 31, 2012.

Other income. The following table summarizes other income for the six month periods ended :

	March 31,
	2013	2012
Interest and dividend income	$830,000	$803,000
Personal injury fee income	2,634,000	492,000
Matrimonial fee income	—	165,000
Realized gain (including capital gain)	400,000	117,000
Service fee income	16 ,000	54,000
Other	4,000	18,000

	$3,884,000	$1,649,000

The change in the personal injury fee income component of other income for the six month period ended March 31, 2013 as compared to the six month period ended March 31, 2012 is primarily due to the increased level of investment in personal injury cases since the inception of the personal injury business in December 2011. Investments in personal injury cases increased by $8.2 million to $16.0 million during the first six months of fiscal year 2013 from $7.8 million in the first six months of fiscal year 2012. The net investment level in personal injury cases was $28.2 million at March 31, 2013 compared to $7.7 million at March 31, 2012.

General and administrative expenses. During the six months ended March 31, 2013, general and administrative expenses increased $0.6 million, or 5.4%, to $11.4 million from $10.8 million for the six months ended March 31, 2012. The increase in general and administrative expenses is primarily attributable to the inclusion of Pegasus for six months in the current period as compared to only three months in the same prior year period, as the business began on December 28, 2011.

Interest expense. During the six month period ended March 31, 2013, interest expense decreased $0.2 million, or 16.4%, to $1.1 million from $1.3 million in the same prior year period. The decrease in interest expense is primarily the result of the continued repayment of our non-recourse debt.

Impairments. Impairments of $2.2 million were recorded in the six month period ended March 31, 2013 as compared to an impairment of $0.6 million recorded during the six month period ended March 31, 2012. Although in the latter stages of the collection curves, cash flows on three portfolios slowed to a level that warranted an impairment during the second quarter of fiscal year 2013.

Income tax expense. Income tax expense, consisting of federal and state income taxes, was $2.4 million for the six months ended March 31, 2013, as compared to income tax expense of $3.7 million for the comparable 2012 period.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $123,000 in fiscal year 2013, and $49,000 in fiscal year 2012, related to PLF’s 20% interest in Pegasus.

Net income attributable to Asta Funding, Inc. For the six months ended March 31, 2013, net income was $3.5 million, as compared to net income of $5.4 million for the six month period ended March 31, 2012.

The three-month period ended March 31, 2013, compared to the three-month period ended March 31, 2012

Finance income. For the three month period ended March 31, 2013, finance income was $8.3 million as compared to $10.5 million for the three month period ended March 31, 2012, a decrease of $2.2 million. We purchased $2.9 million in face value of new portfolios at a cost of $1.3 million in the second quarter of fiscal year 2012. There were no portfolio purchases during the same current year period.

During the second quarter of fiscal year 2013, gross collections decreased 29.0% to $20.9 million from $29.4 million for the three months ended March 31, 2012. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.8 million, or 26.5%, for the three months ended March 31, 2013 as compared to the same period in the prior year, and averaged 37.6% of collections during the three-month period ended March 31, 2013. Net collections decreased by 30.5% to $13.0 million in the current quarter from $18.7 million for the three months ended March 31, 2012 Income recognized from fully amortized portfolios (zero based revenue) was $7.9 million and $9.2 million for the three months ended March 31, 2013 and 2012, respectively.

Other income. The following table summarizes other income for the three month periods ended:

	March 31,
	2013	2012
Interest and dividend income	$420,000	$358,000
Personal injury fee income	1,392,000	492,000
Realized gain	—	117,000
Service fee income	8,000	30,000
Other	2,000	3,000

	$ 1,822,000	$1,000,000

The change in the personal injury fee income component of other income for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 is primarily due to the increased level of investment in personal injury cases since the inception of the personal injury business in December 2011. Investments in personal injury cases increased by $5.0 million to $8.4 million during the three month period ended March 31, 2013 from $3.4 million during the three month period ended March 31, 2012. The net investment level in personal injury cases was $28.2 million at March 31, 2013, compared to $7.7 million at March 31, 2012.

General and administrative expenses. During the three-month period ended March 31, 2013, general and administrative expenses decreased $244,000, or 4.1%, to $5.8 million from $6.0 million for the three months ended March 31, 2012. The decrease is related to a reduced headcount in our Collection Department and lower collection expenses including postage and telecommunication costs.

Interest expense. During the three-month period ended March 31, 2013, interest expense was $534,000 compared to $646,000 in the same period in the prior year. The decrease in interest expense is the result of the continued repayment of our non-recourse debt.

Impairments. Impairments of 2.2 million were recorded in the three month period ended March 31, 2013 as compared to an impairment of $0.6 million recorded during the three month period ended March 31, 2012. Although in the latter stages of the collection curves, cash flows on three portfolios slowed to level that warranted an impairment during the second quarter of fiscal year 2013.

Income tax expense. Income tax expense was $0.6 million for the three month period ended March 31, 2013 as compared to $1.7 million for the three month period ended March 31, 2012.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $78,000 and $49,000 in fiscal years 2013 and 2012, respectively, related to PLF’s 20% interest in Pegasus.

Net income attributable to Asta Funding, Inc. Net income was $0.9 million for the three month period ended March 31, 2013 as compared to $2.5 million for the three month period ended March 31, 2012.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired. Our primary uses of cash include our acquisition of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved, and repayment of debt. We currently rely on cash provided by operations to fund the acquisition of consumer receivables and general operations of the business.

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

On October 26, 2010, Palisades XVI entered into the Fifth Amendment to the Receivables Financing Agreement (the “Fifth Amendment”). The effective date of the Fifth Amendment was October 14, 2010. The Fifth Amendment (i) extends the expiration date of the Receivables Financing Agreement to April 14, 2014; (ii) reduces the minimum monthly payment to $750,000; (iii) accelerated our guaranty credit enhancement of $8,700,000, which was paid upon the execution of the Fifth Amendment; (iv) eliminated our limited guaranty of repayment of the loans outstanding by Palisades XVI; and (v) revises the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, we entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty discussed under the Fourth Amendment was eliminated upon signing the Termination Agreement.

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal for fiscal years ending September 30, 2013 (six months ending) and 2014, is $4.5 million and $52.3 million, respectively.

On March 31, 2013 and September 30, 2012, the outstanding balance on this loan was approximately $56.8 million and $61.5 million, respectively. The applicable interest rate at March 31, 2013 and September 30, 2012, was 3.70% and 3.73%, respectively. The average interest rate of the Receivable Financing Agreement was 3.71% for the six-month periods ended March 31, 2013 as compared to 3.76% for the fiscal year ended September 30, 2012. We were in compliance with all covenants at March 31, 2013.

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

As additional credit support for repayment by Palisades XVI of its obligations under the Receivables Financing Agreement and as an inducement for BMO to enter into the Fourth Amendment, we provided BMO a limited recourse, subordinated guaranty, secured by our assets, in an amount not to exceed $8.0 million plus reasonable costs of enforcement and collection. Under the terms of the guaranty, BMO cannot exercise any recourse against us until the earlier of (i) five years from the date of the Fourth Amendment and (ii) the termination of our existing senior lending facility or any successor senior facility.

Senior Secured Discretionary Credit Facility

On December 30, 2011, we and certain of our subsidiaries obtained a $20,000,000 Senior Secured Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of our subsidiaries and Bank Leumi. Under the Loan Agreement, certain of our subsidiaries issued a Revolving Note to Bank Leumi in the principal amount of up to $20,000,000. Any outstanding balance under the Credit Facility accrues interest at an annual rate equal to the Prime Rate plus 50 basis points. The Credit Facility was not utilized and expired on February 23, 2013.

Other Investments – Personal Injury Claims

On December 28, 2011, we, through an indirect subsidiary, APH, entered into a joint venture (the “Venture”) with PLF. The Venture, through Pegasus, purchases interests in personal injury claims from claimants who are a party to a personal injury litigation, with the expectation of a settlement in the future. The personal injury claims are purchased by Pegasus. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case.

When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

In connection with the Venture, pursuant to a Revolving Credit Agreement (the “Credit Agreement”), Security Agreement and Secured Revolving Credit Note Fund Pegasus, our indirect wholly-owned subsidiary, agreed to fund Pegasus an aggregate of up to $109 million over a five (5) year period, payable in one or more installments up to a maximum of $21.8 million per year, consisting of up to $20,000,000 to purchase claims and up to $1.8 million to cover Pegasus’ overhead expenses (which amount includes a 4% management fee payable by Pegasus to PLF). The amounts shall accrue interest at the annual rate of 1%, which interest shall be paid monthly to Fund Pegasus by Pegasus.

Other Investments – Matrimonial Claims

On May 18, 2012, we formed BPCM, a joint venture with California-based BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. We provided a $1 million revolving line of credit to partially fund BP Divorce Funding’s operations, with the loan bearing interest at the prevailing prime rate, with an initial term of 24 months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Cash Flow

Our cash increased $23.1 million, from $4.9 million at September 30, 2012, to $28.0 million at March 31, 2013.

Net cash provided by operating activities was $8.9 million during the six month period ended March 31, 2013, compared to $10.1 million for the six months ended March 31, 2012. The decrease is primarily attributable to a lower income tax receivable in the current period. Net cash provided by investing activity was $21.5 million during the six months ended March 31, 2013 compared to net cash used in investing activities of $0.5 million for the six months ended March 31, 2012, primarily a reflection of proceeds from maturities of certificates of deposit in the current fiscal year. Net cash used in financing activities increased from $6.3 million for the six months ended March 31, 2012 to $7.3 million for the same period in the current year. This increase is a reflection of a higher level of treasury stock repurchases in the current period and an advanced dividend payment during the first quarter of the current fiscal year.

Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our debt facilities, purchase of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, and taxes. In addition, dividends are paid, if approved by the Board of Directors. Historically, acquisitions have been financed through cash flows from operating activities and a credit facility. In recent periods we have utilized cash flow from operations to finance acquisitions. We believe we will be less dependent on a credit facility in the short-term as our cash flow from operations will be sufficient to make investments and operate the business. However, as the collection environment remains challenging, we may seek additional financing.

Our business model affords us the ability to sell accounts on an opportunistic basis; however, account sales have been immaterial in recent quarters.

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Six Months Ended March 31, 2013
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(18,290,000)	(8,306,000)	(26,596,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(17,000)	—	(17,000)
Impairment	(2,203,000)	—	(2,203,000)
Finance income recognized (1)	14,997,000	1,756,000	16,753,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	81.9%	21.1%	63.0%

(1)	Includes approximately $16.1 million derived from fully amortized portfolios.

	For the Six Months Ended March 31, 2012
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios, net	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(25,878,000)	(9,727,000)	(35,605,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(78,000)	—	(78,000)
Impairment	(611,000)	—	(611,000)
Finance income recognized (1)	18,993,000	1,267,000	20,260,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	73.2%	13.0%	56.8%

(1)	Includes approximately $17.8 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2013
	Interest Total	Cost Recovery Method	Total
Balance, beginning of period	$10,472,000	$71,296,000	$81,768,000
Net cash collections from collections of consumer receivables acquired for liquidation	(8,817,000)	(4,180,000)	(12,997,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,000)	—	(7,000)
Impairment	(2,202,000)	—	(2,202,000)
Finance income recognized (1)	7,367,000	895,000	8,262,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	83.5%	21.4%	63.5%

(1)	Includes approximately $8.0 million derived from fully amortized portfolios.

	For the Three Months Ended March 31, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$28,559,000	$80,807,000	$109,366,000
Acquisitions of receivable portfolios, net	421,000	903,000	1,324,000
Net cash collections from collections of consumer receivables acquired for liquidation	(13,180,000)	(5,486,000)	(18,666,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(47,000)	—	(47,000)
Impairments	(611,000)	—	(611,000)
Finance income recognized (1)	9,755,000	715,000	10,470,000

Balance, end of period	$24,897,000	$76,939,000	$101,836,000

Finance income as a percentage of collections	73.8%	13.0%	56.0%

(1)	Includes approximately $9.2 million derived from fully amortized portfolios.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Additional Supplementary Information:

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During the six months ended March 31, 2012, we purchased portfolios with a face value of $6.0 million for an aggregate purchase price of $2.7 million. We did not purchase any portfolios during the same current year period.

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2013	$17,000	$9,000
Three months ended March 31, 2013	$7,000	$4,000
Six months ended March 31, 2012	$78,000	$31,000
Three months ended March 31, 2012	$47,000	$19,000

Portfolio Performance (1)

(Interest method portfolios only)

Purchase Period	Purchase Price (2)	Cash Collections Including Cash Sales (3)	Estimated Remaining Collections (4)	Total Estimated Collections (5)	Total estimated Collections as a Percentage of Purchase Price
2001	$65,120,000	$105,729,000	$—	$105,729,000	162%
2002	36,557,000	48,305,000	—	48,305,000	132%
2003	115,626,000	222,853,000	—	222,853,000	193%
2004	103,743,000	192,733,000	10,000	192,743,000	186%
2005	126,023,000	227,394,000	597,000	227,991,000	181%
2006	163,392,000	271,627,000	1,627,000	273,254,000	167%
2007	109,235,000	108,105,000	5,049,000	113,154,000	104%
2008	26,626,000	52,130,000	16,000	52,146,000	196%
2009	19,127,000	38,824,000	456,000	39,280,000	205%
2010	7,212,000	21,967,000	—	21,967,000	305%
2011-2013	—	—	—	—	—

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include estimated collections from portfolios that are zero basis.
(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments require an entity to present, either in the income statement or the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that might provide additional details about the amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Addoption of the ASU did not have a significant effect on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, amended ASC Topic 220 “Comprehensive Income.” The amendments defer certain disclosure requirements regarding reclassifications within ASU No. 2011-05, until the FASB can deliberate further on these requirements. The amendments in this update are effective for the annual period beginning on or after December 15, 2012 and must be applied retrospectively. We chose to early-adopt ASU 2011-12 and implementation of this guidance has not had a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At March 31, 2013, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $56.8 million. A 25 basis-point increase in interest rates would have increased our interest expense for the six month period ended March 31, 2013 by approximately $74,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures.

As of March 31, 2013, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on January 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock

We had a share repurchase program that authorizes us to purchase up to $20.0 million of shares of our common stock through March 11, 2013. The share repurchases occurred from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the second quarter of the fiscal year ended September 30, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from January 1, 2013 through January 31, 2013	19,600	$9.39	19,600	$12,062,000
Repurchases from February 1, 2013 through February 28, 2013	500	$9.43	500	$12,057,000
Repurchases from March 1, 2013 through March 31, 2013	400	$9.43	400	Plan finalized March 11, 2013.

(1)	On March 9, 2012, our board of directors authorized the repurchase of up to $20.0 million of shares of our common stock through a non-discretionary stock re-purchase plan.

Item 6.	Exhibits

(a) Exhibits

16.1	Letter dated April 15, 2013 addressed to the Securities and Exchange Commission from Grant Thornton, LLP (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K, filed with the Commission on April 15, 2013.)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonmoy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: May 10, 2013	By:	/s/ Gary Stern
Gary Stern, Chairman, President,
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonmoy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation