Form 10-Q
period 2013-06-30
ASTA FUNDING INC
filed 2013-08-09
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, the registrant had approximately 12,967,039 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$38,252,000	$4,953,000
Investments:
Available-for-sale	58,336,000	58,712,000
Certificates of deposit	8,764,000	42,682,000
Restricted cash	1,067,000	1,088,000
Consumer receivables acquired for liquidation (at net realizable value)	62,594,000	86,887,000
Other investments, net	32,297,000	18,596,000
Due from third party collection agencies and attorneys	1,240,000	2,042,000
Prepaid and income taxes receivable	1,675,000	2,057,000
Furniture and equipment, net	1,096,000	821,000
Deferred income taxes, net	10,944,000	10,410,000
Other assets	7,285,000	4,916,000

Total assets	$223,550,000	$233,164,000

LIABILITIES
Non-recourse debt	$54,250,000	$61,463,000
Other liabilities	1,816,000	2,920,000
Dividends payable	—	260,000

Total liabilities	56,066,000	64,643,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued — 14,910,777 at June 30, 2013 and 14,778,956 at September 30, 2012; and outstanding — 12,967,039 at June 30, 2013 and 13,006,918 at September 30, 2012	149,000	148,000
Additional paid-in capital	78,624,000	77,024,000
Retained earnings	107,006,000	107,303,000
Accumulated other comprehensive (loss) income, net of tax	(697,000)	241,000
Treasury stock (at cost) 1,943,738 shares at June 30, 2013 and 1,772,038 shares at September 30, 2012	(17,805,000)	(16,226,000)
Non-controlling interest	207,000	31,000

Total stockholders’ equity	167,484,000	168,521,000

Total liabilities and stockholders’ equity	$223,550,000	$233,164,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Revenues:
Finance income, net	$10,003,000	$10,501,000	$26,756,000	$30,761,000
Other income (includes $17,000 and $134,000 during the three months ended June 30, 2013 and 2012, respectively; and $192,000 and $251,000 during the nine months ended June 30, 2013 and 2012, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities.)	2,665,000	1,070,000	6,549,000	2,719,000

	12,668,000	11,571,000	33,305,000	33,480,000

Expenses:
General and administrative	6,545,000	5,694,000	17,926,000	16,492,000
Interest	518,000	619,000	1,621,000	1,939,000
Impairments of consumer receivables acquired for liquidation	10,148,000	122,000	12,351,000	733,000

	17,211,000	6,435,000	31,898,000	19,164,000

(Loss) income before income tax	(4,543,000)	5,136,000	1,407,000	14,316,000
Income tax (benefit) expense	(1,859,000)	2,071,000	498,000	5,765,000

Net (loss) income	(2,684,000)	3,065,000	909,000	8,551,000
Less: net income attributable to non-controlling interest	53,000	17,000	176,000	66,000

Net (loss) income attributable to Asta Funding, Inc.	$(2,737,000)	$3,048,000	$733,000	$8,485,000

Net (loss) income per share attributable to Asta Funding, Inc.:
Basic	$(0.21)	$0.22	$0.06	$0.59
Diluted	$(0.21)	$0.21	$0.06	$0.58
Weighted average number of common shares outstanding:
Basic	12,954,455	14,170,575	12,946,521	14,440,224
Diluted	12,954,455	14,429,043	13,217,903	14,683,641

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Comprehensive (loss) income is as follows:
Net (loss) income	$(2,684,000)	$3,065,000	$909,000	$8,551,000

Net unrealized securities (loss) / gain, net of tax benefit / (taxes) of $415,000 and ($74,000), during the three month periods ended June 30, 2013 and 2012, respectively, and $543,000 and ($337,000), during the nine month periods ended June 30, 2013 and 2012, respectively.	(631,000)	110,000	(822,000)	500,000
Reclassification adjustments for securities sold, net of tax benefit of $5,000 and $54,000, during the three month periods ended June 30, 2013 and 2012, respectively, and $76,000 and $101,000, during the nine month periods ended June 30, 2013 and 2012, respectively.	(12,000)	(80,000)	(116,000)	(150,000)

Other comprehensive (loss) income	(643,000)	30,000	(938,000)	350,000

Total comprehensive (loss) income	$(3,327,000)	$3,095,000	$(29,000)	$8,901,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock (1)	Interest	Equity
Balance, September 30, 2012	14,778,956	$148,000	$77,024,000	$107,303,000	$241,000	$(16,226,000)	$31,000	$168,521,000
Exercise of options	29,500	—	103,000					103,000
Stock based compensation expense			1,498,000					1,498,000
Restricted stock	102,321	1,000	(1,000)					—
Dividends				(1,030,000)				(1,030,000)
Purchase of treasury stock						(1,579,000)		(1,579,000)
Net income				733,000			176,000	909,000
Unrealized loss on marketable securities					(938,000)			(938,000)

Balance, June 30, 2013	14,910,777	$149,000	$78,624,000	$107,006,000	$(697,000)	$(17,805,000)	$207,000	$167,484,000

(1)	Treasury shares are as follows: September 30, 2012, 1,772,038; Purchase of treasury stock, 171,700; June 30, 2013, 1,943,738.

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Cash flows from operating activities:
Net income	$909,000	$8,551,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450,000	410,000
Deferred income taxes	85,000	1,375,000
Impairments of consumer receivables acquired for liquidation	12,351,000	733,000
Stock based compensation	1,498,000	1,181,000
Gain on sale of available-for-sale securities	(192,000)	(251,000)
Changes in:
Other assets	(2,369,000)	(370,000)
Due from third party collection agencies and attorneys	802,000	53,000
Prepaid and income taxes receivable	382,000	4,390,000
Other liabilities	(1,104,000)	(392,000)

Net cash provided by operating activities	12,812,000	15,680,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(3,340,000)	(2,675,000)
Principal collected on consumer receivables acquired for liquidation	14,850,000	23,344,000
Principal collected on consumer receivable accounts represented by account sales	432,000	53,000
Purchase of available-for-sale securities	(29,907,000)	(57,128,000)
Proceeds from sale of available-for-sale securities	28,918,000	13,405,000
Purchase of certificates of deposit	—	(25,050,000)
Proceeds from maturities of certificates of deposits	33,918,000	6,544,000
Other investments – advances	(22,863,000)	(14,906,000)
Other investments – receipts	9,162,000	1,870,000
Capital expenditures	(725,000)	(63,000)

Net cash provided by (used in) investing activities	30,445,000	(54,606,000)

Cash flows from financing activities:
Proceeds from exercise of options	103,000	61,000
Purchase of treasury stock	(1,579,000)	(13,106,000)
Change in restricted cash	21,000	(199,000)
Dividends paid	(1,290,000)	(875,000)
Repayments of non-recourse debt	(7,213,000)	(7,321,000)

Net cash used in financing activities	(9,958,000)	(21,440,000)

Net increase (decrease) in cash and cash equivalents	33,299,000	(60,366,000)
Cash and cash equivalents at beginning of period	4,953,000	84,347,000

Cash and cash equivalents at end of period	$38,252,000	$23,981,000

Supplemental disclosure of cash flow information:
Cash paid during the period
Interest	$1,645,000	$1,961,000
Income taxes	$—	$2,000

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive (loss) income for the nine and three month periods ended June 30, 2013 and 2012, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2013 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2013 and 2012 are unaudited. The September 30, 2012 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2013 and September 30, 2012, the results of operations for the nine and three month periods ended June 30, 2013 and 2012 and cash flows for the nine month periods ended June 30, 2013 and 2012 have been made. The results of operations for the nine and three month periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Business and Basis of Presentation (continued)

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments require an entity to present, either in the income statement or the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that might provide additional details about the amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements (see Note 3: Investments).

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

Concentration of Credit Risk – Cash

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with seven banks at June 30, 2013 that exceeded the balance insured by the FDIC by approximately $35.2 million.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Balance Sheet date of June 30, 2013, for items that should potentially be recognized or disclosed in these financial statements. On August 7, 2013, the Company entered into a Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) with the Bank of Montreal (“BMO”) as an Amendment to the Receivables Financing Agreement. See Note 16 for more information.

Note 2: Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3: Investments

Available-for-Sale

Investments classified as available-for-sale at June 30, 2013 and September 30, 2012 consist of the following:

Mutual Funds	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013	$55,489,000	$—	$(1,153,000)	$58,336,000
September 30, 2012	$58,308,000	$404,000	$—	$58,712,000

The available-for-sale investments did not have any contractual maturities. The Company sold three investments during the nine month period ended June 30, 2013, with an aggregate realized gain of $192,000. The Company sold one investment during the three month period ended June 30, 2013, with a realized gain of $17,000. Additionally, the Company received $225,000 in capital gain distribution dividends during the first quarter of fiscal year 2013, which is included in other income. The Company recorded a total of $417,000 in income related to its available-for-sale investments during the first nine months of fiscal year 2013. The Company sold two investments during the nine months ended June 30, 2012, resulting in a realized gain of approximately $251,000.

At June 30, 2013, all six of the Company’s investments were in an unrealized loss position, each of which had current unrealized losses existing for 12 months or less. At September 30, 2012, there were six investments in an unrealized gain position. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value of these instruments is temporary. In addition, management has the ability, but does not believe it will be required, to sell these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income within stockholders’ equity. Realized gains (losses) on available-for-sale securities are included in other income and, when applicable, are reported as a reclassification adjustment in other comprehensive income.

Certificates of Deposit

Certificates of deposit consist of the following:

	June 30,	September 30,
	2013	2012
Certificates of deposit in banks	$8,764,000	$42,682,000

Certificates are generally nonnegotiable and nontransferable, and may incur substantial penalties for withdrawal prior to maturity, which will be within one year. The Company liquidated two certificates of deposit of an aggregate of approximately $33,918,000 (plus accrued interest) during the nine month period ended June 30, 2013.

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

The Company has liquidating experience in the fields of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, litigation-related medical accounts, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes in which the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2013, approximately $9.1 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $53.5 million are accounted for using the cost recovery method, of which $46.3 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods.

	For the Nine Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Acquisitions of receivable portfolios	3,340,000	—	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(26,901,000)	(13,113,000)	(40,014,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(987,000)	(1,037,000)	(2,024,000)
Impairment	(2,203,000)	(10,148,000)	(12,351,000)
Finance income recognized (1)	23,531,000	3,225,000	26,756,000

Balance, end of period	$9,106,000	$53,488,000	$62,594,000

Finance income as a percentage of collections	84.4%	22.8%	63.6%

(1)	Includes approximately $25.8 million derived from fully amortized portfolios. Included in finance income derived from fully amortized portfolios is approximately $1.6 million from account sales which occurred in the third quarter.

	For the Nine Months Ended June 30, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(38,550,000)	(15,519,000)	(54,069,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(89,000)	—	(89,000)
Transfer to cost recovery	(6,484,000)	6,484,000	—
Impairment	(733,000)	—	(733,000)
Finance income recognized (1)	28,641,000	2,120,000	30,761,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	74.1%	13.7%	56.8%

(1)	Includes approximately $27.4 million derived from fully amortized portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

	For the Three Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,813,000	$68,011,000	$74,824,000
Acquisitions of receivable portfolios	3,340,000	—	3,340,000
Net cash collections from collections of consumer receivables acquired for liquidation	(8,611,000)	(4,807,000)	(13,418,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(970,000)	(1,037,000)	(2,007,000)
Impairment	—	(10,148,000)	(10,148,000)
Finance income recognized (1)	8,534,000	1,469,000	10,003,000

Balance, end of period	$9,106,000	$53,488,000	$62,594,000

Finance income as a percentage of collections	89.1%	25.1%	64.8%

(1)	Includes approximately $9.7 million derived from fully amortized portfolios. Included in finance income derived from fully amortized portfolios is approximately $1.6 million from account sales.

	For the Three Months Ended June 30, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$24,897,000	$76,939,000	$101,836,000
Net cash collections from collections of consumer receivables acquired for liquidation	(12,672,000)	(5,792,000)	(18,464,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(11,000)	—	(11,000)
Transfer to cost recovery	(6,484,000)	6,484,000	—
Impairment	(122,000)	—	(122,000)
Finance income recognized (1)	9,648,000	853,000	10,501,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	76.1%	14.7%	56.8%

(1)	Includes approximately $9.6 million derived from fully amortized portfolios.

As of June 30, 2013, the Company had $62.6 million in Consumer Receivables acquired for Liquidation, of which $9.1 million are being accounted for on the interest method. Based upon current projections, net cash collections applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2013 (three months ending)	$2,294,000
September 30, 2014	3,389,000
September 30, 2015	952,000
September 30, 2016	736,000
September 30, 2017	576,000
September 30, 2018	485,000
September 30, 2019	420,000
September 30, 2020	254,000

Total	$9,106,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4: Consumer Receivables Acquired for Liquidation (continued)

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of June 30, 2013. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. Changes in accretable yield for the nine months and three months ended June 30, 2013 and 2012 are as follows:

	For the Nine Months Ended June 30,
	2013	2012
Balance at beginning of period	$2,086,000	$7,473,000
Income recognized on finance receivables	(23,531,000)	(28,536,000)
Additions representing expected revenue from purchases	983,000	362,000
Transfer to cost recovery	—	(1,840,000)
Reclassifications from nonaccretable difference	21,874,000	25,880,000

Balance at end of period	$1,412,000	$3,339,000

	For the Three Months Ended June 30,
	2013	2012
Balance at beginning of period	$942,000	$6,107,000
Income recognized on finance receivables	(8,534,000)	(9,543,000)
Additions representing expected revenue from purchases	983,000	—
Transfer to cost recovery	—	(1,840,000)
Reclassifications from nonaccretable difference	8,021,000	8,615,000

Balance at end of period	$1,412,000	$3,339,000

During both the three and nine month period ended June 30, 2013, the Company purchased $53.5 million of face value receivables at a cost of approximately $3.3 million. During the nine month period ended June 30, 2012, the Company purchased $6.0 million of face value receivables at a cost of $2.7 million. There were no portfolio purchases during the three month period ended June 30, 2012. The current fiscal year purchases were for credit card receivables, while those in the prior fiscal year were in the litigation related category.

The following table summarizes collections on a gross basis less commissions and fees for the nine and three month periods ended June 30, 2013 and 2012, respectively:

	For the Nine Months Ended June 30,
	2013	2012
Gross collections (1)	$66,371,000	$83,379,000
Less: commissions and fees (2)	24,333,000	29,221,000

Net collections	$42,038,000	$54,158,000

	For the Three Months Ended June 30,
	2013	2012
Gross collections (1)	$23,432,000	$28,023,000
Less: commissions and fees (2)	8,007,000	9,548,000

Net collections	$15,425,000	$18,475,000

(1)	Gross collections include: collections by third-party collection agencies and attorneys, collections from our internal efforts and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5: Other Investments

Personal Injury Claims

On December 28, 2011, the Company, through an indirect subsidiary, APH, entered into a joint venture with Pegasus Legal Funding LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to a personal injury litigation, with the expectation of a settlement in the future. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $2.3 million and $4.9 million, respectively, in interest and fees for the three and nine month periods ended June 30, 2013, compared to $0.4 million and $1.0 million for the three and nine month periods ended June 30, 2012. The Company had a net invested balance of $32.3 million on June 30, 2013 and a $13.0 million net invested balance on June 30, 2012. The collections yielded net income attributable to non-controlling interest of $176,000 and $53,000, respectively, for the nine and three month periods ended June 30, 2013, compared to $66,000 and $17,000, respectively, for the nine and three month periods ended June 30, 2012.

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of June 30, 2013, the Company’s investment in cases through BPCM was approximately $989,000. The Company recognized $0 in revenue for the three month periods ended June 30, 2013 and 2012. The Company recognized $0 in revenue for the nine month period ended June 30, 2013 compared to $165,000 for the nine month period ended June 30, 2012.

Note 6: Furniture and Equipment

Furniture and equipment consist of the following as of the dates indicated:

	June 30, 2013	September 30, 2012
Furniture	$310,000	$310,000
Equipment	3,623,000	3,470,000
Software	1,210,000	638,000
Leasehold improvements	99,000	99,000

	5,242,000	4,517,000
Less accumulated depreciation and amortization	4,146,000	3,696,000

	$1,096,000	$821,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7: Non-Recourse Debt

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

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal for fiscal years ending September 30, 2013 (three months ending) and 2014, is $2.3 million and $52.0 million, respectively.

On June 30, 2013 and September 30, 2012, the outstanding balance on this loan was approximately $54.3 million and $61.5 million, respectively. The applicable interest rate at June 30, 2013 and September 30, 2012 was 3.69% and 3.73%, respectively. The average interest rate of the Receivable Financing Agreement was 3.71% for the nine month period ended June 30, 2013 as compared to a 3.76% rate for the fiscal year ended September 30, 2012.

The Company’s average debt obligation for the nine month period ended June 30, 2013 was approximately $57.7 million as compared to a $66.8 million average debt obligation for the fiscal year ended September 30, 2012. The average interest rate for the three month period ended June 30, 2013 was 3.70%.

On August 7, 2013, the Company entered into a Settlement Agreement with BMO as an Amendment to the Receivables Financing Agreement. See Note 16, Subsequent Event, for further information.

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

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey, Houston, Texas and New York, New York. Please refer to our consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC, for additional information.

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

The Company accounts for its investment in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse.

When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

The funding of BPCM matrimonial actions is on a non-recourse basis. BPCM revenues are recognized under the cost recovery method.

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the IRR while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. An impairment of $12.3 million and $10.1 million was recorded during the nine and three month periods ended June 30, 2013. An impairment of $733,000 and $122,000 was recorded during the same prior year periods. The impairment recorded in the third quarter of fiscal 2013 was related to the Great Seneca portfolio as revised forecasts deteriorated during the current quarter. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9: Income Recognition and Impairments

Impairments (continued)

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

The Company believes it has extensive experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid, so that the Company believes that its estimated cash flow offers it an adequate return on its acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, the Company has the added benefit of soliciting its third party servicers for their input with respect to liquidation rates and, at times, incorporates such input into the estimates that the Company uses for its expected cash flows.

As a result of the challenging economic environment and the impact it has had on the collections, for portfolio purchases acquired since the beginning of fiscal year 2009, the Company has extended its time frame of the expectation of recovering 100% of the invested capital to within a 24-29 month period from an 18-28 month period, and the expectation of recovering 130-140% of invested capital to a period of 7 years, an increase from the previous 5-year expectation. The medical accounts are accounted for using the cost recovery method. The Company routinely monitors these expectations against the actual cash flows and, in the event the cash flows are below its expectations and it believes that there are no reasons relating to mere timing differences or explainable delays (such as can occur, particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of its expectations and the reason is due to timing, the Company would defer the “excess” collection as deferred revenue.

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

Note 10: Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of income for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards. The provision for income tax expense for the three month periods ended June 30, 2013 and 2012, respectively, reflects income tax (benefit) expense at an effective rate of (40.9)% and 40.3%. The provision for income tax expense for the nine month periods ended June 30, 2013 and 2012, respectively, reflects income tax expense at an effective rate of 40.5 % and 40.3%.

The corporate federal income tax returns of the Company for 2009, 2010, 2011 and 2012 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s 2008, 2009 and 2010 federal income tax returns would be audited. This audit is currently in progress.

Note 11: Net Income (Loss) per Share Attributable to Asta Funding, Inc.

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

The following table presents the computation of basic and diluted per share data for the nine and three months ended June 30, 2013 and 2012:

	Nine Months Ended June 30,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$733,000	12,946,521	$0.06	$8,485,000	14,440,224	$0.59
Effect of Dilutive Stock	—	271,382	—	—	243,417	(0.01)

Diluted	$733,000	13,217,903	$0.06	$8,485,000	14,683,641	$0.58

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11: Net Income (Loss) per Share Attributable to Asta Funding, Inc. (continued)

At June 30, 2013, options to purchase 575,669 shares at a weighted average exercise price of $8.07 were not included in the diluted earnings per share calculation for the nine month period ended June 30, 2013 as they were anti-dilutive.

At June 30, 2012, options to purchase 1,351,492 shares at a weighted average exercise price of $11.82 were not included in the diluted earnings per share calculation for the nine month period ended June 30, 2012 as they were anti-dilutive.

	Three Months Ended June 30,
	2013			2012
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$(2,737,000)	12,954,455	$(0.21)	$3,048,000	14,170,575	$0.22
Effect of Dilutive Stock	—	—	—	—	258,468	(0.01)

Diluted	$(2,737,000)	12,954,455	$(0.21)	$3,048,000	14,429,043	$0.21

At June 30, 2013, options to purchase 554,890 shares at a weighted average exercise price of $9.26 were not included in the diluted earnings per share calculation for the three month period ended June 30, 2013 as they were anti-dilutive.

At June 30, 2012, options to purchase 1,283,875 shares at a weighted average exercise price of $12.02 were not included in the diluted earnings per share calculation for the three month period ended June 30, 2012 as they were anti-dilutive.

Note 12: Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of income, rather than a disclosure in the notes to the Company’s consolidated financial statements.

In June 2013, through a previous action of the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) authorizing the Chief Executive Officer of the Company the discretion to grant stock option awards to non-officer employees, the Chief Executive Officer awarded 50,000 stock options to non-officer employees. The exercise price of these options, issued on June 13, 2013, was equal to the market price on that date. The options vest in three equal installments, accounted for as one graded vesting award, starting on the first anniversary of the grant. The assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.10%
Expected term (years)	6.2
Expected volatility	99.7%
Dividend yield	0.92%

In December 2012, the Compensation Committee granted 160,000 stock options, of which 65,000 options were awarded to three officers of the Company and 20,000 options were awarded to an employee of the Company. The remaining 75,000 shares were issued to six non-employee directors of the Company. The exercise price of these options, issued on December 18, was equal to the market price on that date. The options vest in three equal installments, accounted for as one graded vesting award, starting on the first anniversary of the grant. The assumptions used in the option pricing model were as follows:

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. In December 2012, the Company granted options to purchase shares of the Company and an award of restricted stock totaling 262,321 shares. Additionally, the Company granted options to purchase 50,000 shares of the Company to non-executive employees in June 2013, leaving 1,687,679 shares available as of June 30, 2013. As of June 30, 2013, approximately 58 of the Company’s employees were eligible to participate in the 2012 Plan.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The following table summarizes stock option transactions under the plans:

	Nine Months Ended June 30,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,499,471	$11.27	1,294,271	$11.41
Options granted	210,000	9.36	360,000	7.87
Options exercised	(29,500)	3.51	(19,333)	3.15
Options forfeited	—	—	(8,300)	6.02
Options cancelled	(50,000)	7.77	—	—

Outstanding options at the end of period	1,629,971	$11.27	1,626,638	$10.75

Exercisable options at the end of period	1,112,037	$12.57	1,126,871	$12.00

	Three Months Ended June 30,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,655,871	$11.12	1,649,538	$10.64
Options granted	50,000	8.69	—	—
Options exercised	(25,900)	3.06	(16,000)	2.95
Options forfeited	—	—	(6,900)	6.05
Options cancelled	(50,000)	7.77	—	—

Outstanding options at the end of period	1,629,971	$11.27	1,626,638	$10.75

Exercisable options at the end of period	1,112,037	$12.57	1,126,871	$12.00

The Company recognized $1,307,000 and $532,000 of compensation expense related to stock options during the nine month and three month periods ended June 30, 2013, respectively. Included in stock compensation expense in the nine and three month periods ended June 30, 2013 is approximately $161,000 for non-vested options cancelled during the third quarter of fiscal year 2013. The option awards were not replaced. The Company recognized $1,117,000 and $416,000 of compensation expense related to stock options during the nine month and three month periods ended June 30, 2012, respectively. As of June 30, 2013, there was $2,378,000 of unrecognized compensation expense related to stock option awards. The weighted average remaining period over which such costs are expected to be recognized is 2.0 years. The intrinsic value of the outstanding and exercisable options as of June 30, 2013 was approximately $810,000 and $573,000, respectively. The intrinsic value of the stock options exercised during the nine and three month periods ended June 30, 2013 was approximately $172,000 and $161,000, respectively. The fair value of the stock options exercised during the nine and three month periods ended June 30, 2013 was approximately $276,000 and $241,000, respectively. The weighted average remaining contractual life of exercisable options is 4.1 years. The fair value of the stock options that vested during the nine and three months ended June 30, 2013 was approximately $1,259,000 and $144,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The following table summarizes information outstanding options under the plans as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.8751 – $5.7500	25,800	5.9	$2.95	25,800	$2.95
$5.7501 – $8.6250	790,900	7.7	7.81	482,966	7.77
$8.6251 – $14.3750	260,000	9.3	9.28	50,000	11.50
$14.3751 – $17.2500	198,611	0.4	14.88	198,611	14.88
$17.2501 – $20.1250	339,660	1.3	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	3.5	28.75	15,000	28.75

	1,629,971	5.6	$11.27	1,112,037	$12.57

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	10,922	$7.63	21,843	$7.63
Awards granted	102,321	9.57	—	—
Vested	(10,922)	7.63	(10,921)	7.63
Forfeited	—	—	—	—

Unvested at the end of period	102,321	$9.57	10,922	$7.63

	Three Months Ended June 30,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	102,321	$9.57	10,922	$7.63
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	102,321	$9.57	10,922	$7.63

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13: Stock Option Plans (continued)

The Company recognized $191,000 and $81,000 of compensation expense related to the restricted stock awards during the nine and three month periods ended June 30, 2013, respectively. The Company recognized $64,000 and $21,000 of compensation expense related to restricted stock awards during the nine and three month periods ended June 30, 2012, respectively. As of June 30, 2013, there was $805,000 of unrecognized compensation cost related to unvested restricted stock. The weighted average remaining period over which such costs are recognized is 2.5 years.

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

As of June 30, 2013, stockholders’ equity includes an amount for other comprehensive loss of $697,000, which reflects unrealized losses in available-for-sale securities. In addition, $207,000 related to the non-controlling interest in Pegasus Funding, LLC has been included in stockholders’ equity.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Available-for-sale investments (Level 1)	$58,336,000	$58,336,000	$58,712,000	$58,712,000
Certificates of deposit (Level 2)	8,764,000	8,764,000	42,682,000	42,682,000
Consumer receivables acquired for liquidation (Level 3)	62,594,000	82,887,000	86,887,000	100,706,000
Financial liabilities
Non-Recourse Debt (Level 2)	54,250,000	28,000,000	61,463,000	61,463,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15: Fair Value of Financial Measurements and Disclosures (continued)

Disclosures about Fair Value of Financial Instruments (continued)

Certificates of deposit — The carrying amount approximates fair value due to the short-term nature of the deposits.

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

Non-Recourse Debt – Carries a variable rate. The fair value has been determined as a result of the Settlement Agreement discussed in Note 16.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the periods June 30, 2013 and September 30, 2012. The Company had no Level 2 or Level 3 available-for-sale investments during the periods June 30, 2013 and September 30, 2012.

Note 16: Subsequent Event

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase, less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company is entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO will have the right to receive 30% of future net collections. Palisades XVI was in technical violation of the borrowing base covenant at June 30, 2013. The covenant was eliminated entirely from the Settlement Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward Looking Statements

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward–looking statements. For us, particular uncertainties that might cause our actual results to be materially different than those expressed in our forward-looking statements include: our ability purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press on the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, potential regulation or limitation of interest rates and other fees advanced by Pegasus under federal and/or state regulation, a change in statutory or case law which limits or restricts the ability of Pegasus to charge or collect fees and interest at anticipated levels, plaintiff’s being unsuccessful in whole or in part in the litigation upon which our funds are provided, the continued services of the senior management of Pegasus to source and analyze cases in accordance with the underwriting guidelines of Pegasus, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Personal Injury Litigation Funding Business

We entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”), pursuant to which we purchase interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Through the joint venture, we advance, to each personal injury claimant, funds on a non-recourse basis, at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by us in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. In 2013, we have committed to fund $20,350,000 to Pegasus Funding.

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

•

the locations of the debtors, as there are better states to attempt to collect in and, ultimately, we have better predictability of the liquidations and the expected cash flows. Conversely, there are also states where the liquidation rates are not as good and that is factored into our cash flow analysis;

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

We account for our investment in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse.

When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

The funding of BPCM matrimonial actions is on a non-recourse basis. BPCM revenues are recognized under the cost recovery method.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations

The nine-month period ended June 30, 2013, compared to the nine-month period ended June 30, 2012

Finance income. For the nine month period ended June 30, 2013, finance income decreased $4.0 million, or 13.0%, to $26.8 million from $30.8 million for the nine month period ended June 30, 2012. Finance income decreased primarily due to the lower level of portfolio purchases and, as a result, the increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased a portfolio with a face value of approximately $53.5 million at a cost of $3.3 million in the first nine months of fiscal year 2013, compared to $6.0 million in face value of new portfolios at a cost of $2.7 million in the first nine months of fiscal year 2012.

During the first nine months of fiscal year 2013, gross collections decreased 20.4% to $66.4 million from $83.4 million for the nine months ended June 30, 2012, reflecting the lower level of purchases and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $4.9 million, or 16.7%, for the nine months ended June 30, 2013 as compared to the same period in the prior year and averaged 34.7% of collections for the nine months ended June 30, 2013 as compared to 35.0% for the same prior year period. Net collections decreased 22.4% to $42.0 million from $54.2 million for the nine months ended June 30, 2012. Income recognized from fully amortized portfolios (zero based revenue) was $25.8 million for the nine month period ended June 30, 2013 compared to $27.4 million for the nine month period ended June 30, 2012. Included in finance income for the nine month period ended June 30, 2013 is approximately $1.6 million related to $2.0 million of account sales which occurred during the third quarter of fiscal year 2013.

Other income. The following table summarizes other income for the six month periods ended:

	June 30,
	2013	2012
Interest and dividend income	$1,201,000	$1,199,000
Personal injury fee income	4,921,000	999,000
Matrimonial fee income	—	165,000
Realized gain (including capital gain)	417,000	251,000
Service fee income	23,000	84,000
Other	(13,000)	21,000

	$6,549,000	$2,719,000

The change in the personal injury fee income component of other income for the nine month period ended June 30, 2013 as compared to the nine month period ended June 30, 2012 is primarily due to the increased level of investment in personal injury cases since the inception of the personal injury business in December 2011. Net investment in personal injury cases increased by $13.7 million, from $18.6 million to $32.3 million during the first nine months of fiscal year 2013, compared to a $13.0 million increase from $0 in the first nine months of fiscal year 2012.

General and administrative expenses. During the nine months ended June 30, 2013, general and administrative expenses increased $1.4 million, or 8.7%, to $17.9 million from $16.5 million for the nine months ended June 30, 2012. The increase in general and administrative expenses is primarily attributable to the inclusion of Pegasus for nine months in the current period as compared to only six months in the same prior year period, as the business began on December 28, 2011. Included in the general and administrative expenses is an increase in the reserve for bad debts consistent with the growth of Pegasus. General and administrative expenses related to the consumer debt portion of our business have decreased $1.9 million or 12.3%, as we have taken actions to increase our reliance on our third party collection network.

Interest expense. During the nine month period ended June 30, 2013, interest expense decreased $0.3 million or 16.4% to $1.6 million from $1.9 million in the same prior year period. The decrease in interest expense is primarily the result of the continued repayment of our non-recourse debt.

Impairments. An impairment of $12.4 million was recorded in the nine month period ended June 30, 2013 as compared to an impairment of $0.7 million recorded during the nine month period ended June 30, 2012. The primary reason for the impairment is the $10.2 million write down of the Great Seneca portfolio as revised forecasts developed during the third quarter of fiscal year 2013 indicated a further deterioration of collections.

Income tax expense. Income tax expense, consisting of federal and state income taxes, was $0.5 million for the nine months ended June 30, 2013, as compared to income tax expense of $5.8 million for the comparable 2012 period.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $176,000 in fiscal year 2013 and $66,000 in fiscal year 2012, related to PLF’s 20% interest in Pegasus.

Net income attributable to Asta Funding, Inc. For the nine months ended June 30, 2013, net income was $0.7 million, as compared to net income of $8.5 million for the nine month period ended June 30, 2012.

The three-month period ended June 30, 2013, compared to the three-month period ended June 30, 2012

Finance income. For the three month period ended June 30, 2013, finance income was $10.0 million as compared to $10.5 million for the three month period ended June 30, 2012, a decrease of $0.5 million. We purchased a portfolio with a face value of approximately $53.5 million at a cost of $3.3 million during the third quarter of fiscal year 2013. There were no portfolio purchases during the third quarter of fiscal year 2012. Included in finance income during the third quarter of fiscal year 2013 was approximately $1.6 million of income from account sales of approximately $2.0 million,

During the third quarter of fiscal year 2013, gross collections decreased 16.4% to $23.4 million from $28.0 million for the three months ended June 30, 2012. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.5 million, or 16.1%, for the three months ended June 30, 2013 as compared to the same period in the prior year and averaged 34.2% of collections during the three-month period ended June 30, 2013. Net collections decreased by 16.5% to $15.4 million in the current quarter from $18.5 million for the three months ended June 30, 2012. Income recognized from fully amortized portfolios (zero based revenue) was $9.7 million and $9.6 million for the three months ended June 30, 2013 and 2012, respectively. Included in in the zero based revenue is $1.6 from the account sales during the third quarter of fiscal year 2013.

Other income. The following table summarizes other income for the three month periods ended:

	June 30,
	2013	2012
Interest and dividend income	$371,000	$396,000
Personal injury fee income	2,287,000	507,000
Realized gains	17,000	134,000
Service fee income	7,000	30,000
Other	(17,000)	3,000

	$2,665,000	$1,070,000

The change in the personal injury fee income component of other income for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012 is primarily due to the increased level of investment in personal injury cases since the inception of the personal injury business in December 2011. Net investment in personal injury cases increased by $4.1 million from $28.2 million to $32.3 million during the three month period ended June 30, 2013, compared to a $5.3 million increase from $7.7 million during the three month period ended June 30, 2012.

General and administrative expenses. During the three-month period ended June 30, 2013, general and administrative expenses increased $0.9 million, or 15.0%, to $6.5 million from $5.7 million for the three months ended June 30, 2012. The increase is primarily related to the growth of Pegasus as the unit has grown significantly over the last year. Included in the general and administrative expenses is an increase in the reserve for bad debts consistent with the growth of Pegasus. General and administrative expenses related to the consumer debt portion of our business have decreased $0.7 million or 14.2%, as we have taken actions to increase our reliance on our third party collection network.

Interest expense. During the three-month period ended June 30, 2013, interest expense was $518,000 compared to $619,000 in the same period in the prior year. The decrease in interest expense is the result of the continued repayment of our non-recourse debt.

Impairments. An impairment of $10.2 million was recorded in the three month period ended June 30, 2013 as compared to an impairment of $122,000 recorded during the three month period ended June 30, 2012. The reason for the impairment is the $10.2 million write down of the Great Seneca portfolio as revised forecasts developed during the third quarter of fiscal year 2013 indicated a further deterioration of collections.

Income tax (benefit) expense. Income tax (benefit) of $1.9 million was recorded for the three month period ended June 30, 2013 as compared to $2.1 million of income tax expense for the three month period ended June 30, 2012.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $53,000 and $17,000 for the three month periods ended June 30, 2013 and 2012, respectively, related to PLF’s 20% interest in Pegasus.

Net (loss) income attributable to Asta Funding, Inc. Net (loss) attributable to Asta Funding, Inc. was $2.7 million for the three month period ended June 30, 2013 as compared to net income attributable to Asta Funding, Inc. of $3.0 million for the three month period ended June 30, 2012.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired. Our primary uses of cash include our acquisition of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes, dividends, if approved, and repayment of debt. We currently rely on cash provided by operations to fund the acquisition of consumer receivables and general operations of the business.

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

The aggregate minimum repayment obligations required under the Fifth Amendment, including interest and principal for fiscal years ending September 30, 2013 (three months ending) and 2014, is $2.3 million and $52.0 million, respectively.

On June 30, 2013 and September 30, 2012, the outstanding balance on this loan was approximately $54.3 million and $61.5 million, respectively. The applicable interest rate at June 30, 2013 and September 30, 2012, was 3.69% and 3.73%, respectively. The average interest rate of the Receivable Financing Agreement was 3.71% for the nine-month period ended June 30, 2013 as compared to 3.76% for the fiscal year ended September 30, 2012. We were in compliance with all covenants at June 30, 2013.

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase, less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company is entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO will have the right to receive 30% of future net collections. Palisades XVI was in technical violation of the borrowing base covenant at June 30, 2013. The covenant was waived and eliminated entirely from the Settlement Agreement.

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

In connection with the Venture, pursuant to a Revolving Credit Agreement, Security Agreement and Secured Revolving Credit Note, Fund Pegasus, our indirect wholly-owned subsidiary, agreed to fund Pegasus an aggregate of up to $109 million over a five (5) year period, payable in one or more installments, consisting of up to $20,000,000 to purchase claims and up to $1.8 million to cover Pegasus’ overhead expenses (which amount includes a 4% management fee payable by Pegasus to PLF). Actual overhead expenses have been funded at the higher of 12% of funds invested or $210,000 per month. Overhead expenses are repaid to the Company before any profit from cases is distributed. The amounts due shall accrue interest at the annual rate of 1%, which interest shall be paid monthly to Fund Pegasus by Pegasus.

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

Cash Flow

Our cash increased $33.3 million, from $4.9 million at September 30, 2012, to $38.2 million at June 30, 2013.

Net cash provided by operating activities was $12.8 million during the nine month period ended June 30, 2013, compared to $15.7 million for the nine months ended June 30, 2012. The decrease is primarily attributable to a decrease in other assets in the current period. Net cash provided by investing activity was $30.4 million during the nine months ended June 30, 2013 compared to net cash used in investing activities of $54.6 million for the nine months ended June 30, 2012, primarily a reflection of an increase in proceeds from maturities of certificates of deposit and sales of available-for-sale securities in the current fiscal year combined with a decrease in purchases of both available-for-sale securities and certificates of deposit from the prior year, partially offset by a decrease in principal collected on consumer receivables acquired for liquidation. Net cash used in financing activities decreased from $21.4 million for the nine months ended June 30, 2012 to $10.0 million for the same period in the current year. This decrease is primarily a reflection of the $9.4 million privately negotiated transaction, whereby we repurchased 1.0 million shares of our common stock in June 2012.

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

Our business model affords us the ability to sell accounts on an opportunistic basis. In the third quarter of fiscal year 2013, we sold approximately one million accounts for approximately $2.0 million. Included in finance income is approximately $1.6 million, of which $1.3 million was derived from fully amortized portfolios. The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Nine Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Acquisition of receivable portfolios	3,340,000	—	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(26,901,000)	(13,113,000)	(40,014,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(987,000)	(1,037,000)	(2,024,000)
Impairment	(2,203,000)	(10,148,000)	(12,351,000)
Finance income recognized (1)	23,531,000	3,225,000	26,756,000

Balance, end of period	$9,106,000	$53,488,000	$62,594,000

Finance income as a percentage of collections	84.4%	22.8%	63.6%

(1)	Includes approximately $25.8 million derived from fully amortized portfolios. Included in finance income derived from fully amortized potfolios is approximately $1.6 million from account sales which occurred in the third quarter.

	For the Nine Months Ended June 30, 2012
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios	1,278,000	1,397,000	2,675,000
Net cash collections from collection of consumer receivables acquired for liquidation	(38,550,000)	(15,519,000)	(54,069,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(89,000)	—	(89,000)
Transfer to cost recovery	(6,484,000)	6,484,000	—
Impairment	(733,000)	—	(733,000)
Finance income recognized (1)	28,641,000	2,120,000	30,761,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	74.1%	13.7%	56.8%

(1)	Includes approximately $27.4 million derived from fully amortized portfolios.

	For the Three Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,813,000	$68,011,000	$74,824,000
Acquisitions of receivable portfolios	3,340,000	—	3,340,000
Net cash collections from collections of consumer receivables acquired for liquidation	(8,611,000)	(4,807,000)	(13,418,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(970,000)	(1,037,000)	(2,007,000)
Impairment	—	(10,148,000)	(10,148,000)
Finance income recognized (1)	8,534,000	1,469,000	10,003,000

Balance, end of period	$9,106,000	($53,488,000)	$62,594,000

Finance income as a percentage of collections	89.1%	25.1%	64.8%

(1)	Includes approximately $9.7 million derived from fully amortized portfolios. Included in finance income derived from fully amortized portfolios is approximately $1.6 million from account sales.

	For the Three Months Ended June 30, 2012
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$24,897,000	$76,939,000	$101,836,000
Net cash collections from collections of consumer receivables acquired for liquidation	(12,672,000)	(5,792,000)	(18,464,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(11,000)	—	(11,000)
Transfer to cost recovery	(6,484,000)	6,484,000	—
Impairments	(122,000)	—	(122,000)
Finance income recognized (1)	9,648,000	853,000	10,501,000

Balance, end of period	$15,256,000	$78,484,000	$93,740,000

Finance income as a percentage of collections	76.1%	14.7%	56.8%

(1)	Includes approximately $9.6 million derived from fully amortized portfolios.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Additional Supplementary Information:

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a small portion of the face amounts. During both the three and nine month period ended June 30, 2013, we purchased approximately $53.5 million of face value receivables at a cost of $3.3 million. During the nine months ended June 30, 2012, we purchased portfolios with a face value of $6.0 million for an aggregate purchase price of $2.7 million.

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.

Collections Represented by Account Sales

Period	Collections Represented By Account Sales	Finance Income Earned
Nine months ended June 30, 2013	$2,024,000	$1,592,000
Three months ended June 30, 2013	$2,007,000	$1,583,000
Nine months ended June 30, 2012	$88,000	$35,000
Three months ended June 30, 2012	$10,000	$4,000

Portfolio Performance (1)

(Interest method portfolios only)

Purchase Period	Purchase Price (2)	Cash Collections Including Cash Sales (3)	Estimated Remaining Collections (4)	Total Estimated Collections (5)	Total estimated Collections as a Percentage of Purchase Price
2001	$65,120,000	$105,746,000	$—	$105,746,000	162%
2002	36,557,000	48,320,000	—	48,320,000	132%
2003	115,626,000	223,546,000	—	223,546,000	193%
2004	103,743,000	193,612,000	3,000	193,615,000	187%
2005	126,023,000	228,872,000	490,000	229,362,000	182%
2006	163,392,000	273,739,000	1,422,000	275,161,000	168%
2007	109,235,000	109,337,000	4,254,000	113,591,000	104%
2008	26,626,000	52,979,000	7,000	52,986,000	199%
2009	19,127,000	40,058,000		40,058,000	210%
2010	7,212,000	22,920,000	—	22,920,000	318%
2011-2012	—	—	—	—	—
2013	3,340,000	—	4,342,000	4,342,000	130%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include estimated collections from portfolios that are zero basis.
(5)	Total estimated collections refers to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments require an entity to present, either in the income statement or the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that might provide additional details about the amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on our consolidated financial statements.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At June 30, 2013, our Receivables Financing Agreement, which is variable debt, had an outstanding balance of $54.3 million. A 25 basis-point increase in interest rates would have increased our interest expense for the nine month period ended June 30, 2013 by approximately $108,000 based on the average debt outstanding during the period. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures.

As of June 30, 2013, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended the (“Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officers and our principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in any risk factors previously disclosed on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on January 18, 2013.

Item 6.	Exhibits

(a) Exhibits

16.1	Letter dated April 15, 2013 addressed to the Securities and Exchange Commission from Grant Thornton, LLP (incorporated by reference to Exhibit 16.1 to the current report on Form 8-K, file with the Commission on April 15, 2013.)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101. DEF	XBRL Taxonomy Extension Definition

101. LAB	XBRL Taxonomy Extension Labels

101. PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: August 9, 2013	By:	/s/ Gary Stern
Gary Stern, Chairman, President,
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation

101. DEF	XBRL Taxonomy Extension Definition

101. LAB	XBRL Taxonomy Extension Labels

101. PRE	XBRL Taxonomy Extension Presentation