Form 10-K
period 2013-09-30
ASTA FUNDING INC
filed 2013-12-13
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $89,066,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 3, 2013, the registrant had 12,974,239 shares of Common Stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended September 30, 2013.

FORM 10-K

Caution Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), and other subsidiaries, not all wholly owned, and not considered material (the “Company”, “we” or “us”), is primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

In addition, the Company, owns 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims.

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

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management will either (i) move certain receivables from one third-party collection agency or attorney to another or to our internal servicing department if it anticipates that this will result in an increase in collections, or (ii) sell portions of the portfolio accounts. Our internal collection unit, which currently employs approximately 10 collection-related staff, including senior management, assists us in benchmarking our third-party collection agencies and attorneys, and provides us with greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

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

Because we reduced our purchases of consumer receivables portfolios, there has been a reduction in finance income. Instead, we focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will buy at a price that we believe will yield our desired rate of return.

We believe that, given our management’s experience and expertise, along with the fragmented yet growing market in which we operate, as we implement this short-term strategy, we will be in position to again grow our business as economic conditions stabilize.

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

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $100,000 to approximately $15,000,000; however, we acquired one group of portfolios in March 2007 for $300 million (the “Portfolio Purchase”). As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, and may continue to enter into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid with one of our third-party collection agencies, collection attorneys, or financing sources that assist in the acquisition of a portfolio. This joint bid provides us with more favorable non-recourse financing terms or a discounted servicing commission. Current participation agreements include a 50%-50% sharing arrangement after we have recouped 100% of the cost of the portfolio purchase plus the cost of funds.

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

We have determined that all accounts returned to sellers for fiscal years 2013, 2012 and 2011 are immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that we may return to the seller.

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

At September 30, 2013, approximately 28% of our portfolio face value was serviced by seven collection organizations. We have servicing agreements in place with these seven collection organizations as well as all other third-party collection agencies and attorneys. These servicing agreements cover standard contingency fees and servicing of the accounts.

Litigation Funding Business

On December 28, 2011, the Company purchased an 80%-interest in Pegasus. Pegasus Legal Funding (“PLF”) holds the other 20% interest. The Company is committed to loan up to $21.8 million per year to Pegasus for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. While the overall returns to Pegasus are currently estimated to be in excess of 20% per annum, the Company reserves the right to terminate Pegasus if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. As of September 30, 2013, the Company has invested approximately $35.8 million in personal injury cases.

The success of Pegasus is tied to several issues — the ability to obtain cases directly or through brokers as well as the ability to carefully assess the viability of each case in accordance with underwriting guidelines established by the management of Pegasus. See Risk Factor-Litigation Funding Business Risks.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of September 30, 2013, we have invested $1.6 million in cases managed by this Venture.

We provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At September 30, 2013, the balance on the revolving line of credit was approximately $917,000.

Operations

The Operations Servicing Division consists of the Collection Department, Media Department, Disputes Department, Correspondence Department, and Accounting and Finance Department:

Collection Department

The Collection Department is responsible for making and receiving contact with and from consumers for the purpose of collecting upon the accounts contained in our consumer receivables portfolios. Collection efforts are specific to accounts that are not yet being serviced by our network of external agencies and attorneys. The Collection Department uses a friendly, customer service approach to collect receivables and utilizes collection software, a dialer and telephone system to accomplish this goal. Each collector is responsible for:

•	Initiating outbound collection calls and handling incoming calls from the consumer;

•	Identifying the debt and iterating the benefits of paying the obligation;

•	Working with the customer to develop acceptable means of satisfying the obligation; and

•	Offering (if necessary, and based upon the individual situation) an obligor a discount on the overall obligation.

Additionally, the Collection Department utilizes a series of collection letters, late payment reminders and settlement offers that are sent out at specific intervals or at the request of a member of the Collection Department.

If the Collection Department cannot contact the customer by either telephone or mail, the account is skip-traced through an automated process to obtain the most recent contact information for the customer. This process employs usage of data supplied by a variety of third party databases. Once new contact information is obtained, the account is referred back to the Collection Department and collection activity is once again initiated.

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

Other responsibilities of the Collection Department include media requests, dispute resolution and correspondence activities.

Accounting and Finance Department

In addition to the customary accounting activities, the Accounting and Finance Department is responsible for:

•	Making daily deposits of customer payments;

•	Posting payments to customers accounts; and

•	Providing senior management with daily, weekly and monthly receivable activity and performance reports.

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

Net collections represented by account sales for the fiscal years ended September 30, 2013, 2012 and 2011 were $2.4 million, $0.1 million and $0.4 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2013, 2012 and 2011 was 4.5%, 0.2%, and 0.5%, respectively.

Marketing

Over the last three years our consumer debt portfolio purchases have been reduced to one portfolio purchase in fiscal year 2013; however, we have maintained our established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, we subscribe to national publications that list consumer receivable portfolios for sale. We also directly contact banks, finance companies or other credit providers to solicit consumer receivables for sale.

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

The litigation funding business is highly competitive and fragmented, and we expect that competition from new and existing companies will continue. We compete in the litigation funding marketplace based on many factors, including:

•	cost of funds lent;

•	application Fee costs;

•	broker’s commissions and bonuses paid;

•	reputation; and

•	direct and on-line marketing.

We believe that the managements of Pegasus and BP Case Management have the expertise and experience in identifying, evaluating, pricing and acquisition of litigating funding cases. However, we cannot assure that our litigation funding businesses will be able to compete against current or future competitors or that competition will not increase in the future.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-

Frank Act that require the SEC to adopt additional rules and regulations in areas such as corporate governance, “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments, the Public Company Accounting Oversight Board (“PCAOB”) and NASDAQ, all of which have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

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

The CFPB’s supervisory authority over these entities began when the rule took effect on January 2, 2013. Under the rule, any firm that has more than $10 million in annual receipts from consumer debt collection activities will be subject to the CFPB’s supervisory authority. This authority will extend to about 175 debt collectors, which, according to the CFPB, account for over 60 percent of the industry’s annual receipts in the consumer debt collection market.

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

As a company that engages in debt collection, we need to be prepared for the heavy oversight that the CFPB will bring. Preparing for a CFPB audit will cost time and money. Additionally, the CFPB has the power to bring an enforcement action or cause a required settlement. Another large concern is the amount of privileged and confidential information the CFPB could release, which can lead to private lawsuits — including class and mass actions — as well as other state and federal agency oversight.

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

The Dodd-Frank Act authorized the CFPB to prescribe rules interpreting the FDCPA. On November 12, 2013, the CFPB signaled its intention to promulgate substantive rules under the FDCPA by publishing an Advance Notice of Proposed Rulemaking (ANPR) with regard to debt collection practices. The ANPR requests comments with regard to a wide array of issues relating to debt collection. Consumers, consumer groups, debt collectors, industry representatives and others have 90 days from the date of publication of the ANPR in which to submit comments. Final rules will likely be issued within the next 12 to 18 months.

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

The litigation funding business is becoming a growing focus for legislators and policy-makers. There are a variety of state laws in three substantive areas: (1) laws directly regulating funders; (2) the arcane doctrines of maintenance, champerty, and barratry; and (3) rules regulating attorney conduct and the application of attorney-client privilege. Pegasus monitors the state regulations affecting its business in all states where it is currently active in litigation funding. Pegasus believes that it currently complies with all applicable laws in the jurisdictions where it invests in litigation cases. It is also possible that Congress could seek to impose rules, regulations and fees on participants in the litigation funding business. We cannot predict the effect of any such regulation on our litigation funding business, results of operation or financial condition.

Employees

As of September 30, 2013, we had 72 full-time employees. We are not a party to any collective bargaining agreements.

Additional Information

Our web address is www.astafunding.com. Copies of our Form 10-Ks, 10-Qs, 8-Ks, proxy statements, amendments thereto, and other SEC reports are available on our website as soon as reasonably practical after filing electronically with the Securities and Exchange Commission . No part of our web site is incorporated by reference into this report.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act subjects us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition.

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

The Dodd-Frank Act establishes the CFPB, which has broad regulatory powers over debt collectors and virtually all other “covered persons” who have any connection to consumer financial products or services. The CFPB has exclusive rule-making authority with respect to all significant federal statutes that impact the collection industry, including the FDCPA, the FCRA, and others. This means, for example, that the CFPB has the ability to pass rules and regulations that interpret any of the provisions of the FDCPA, potentially impacting all facets of the collection channel. Federal agencies, including the CFPB, have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

The CFPB has the authority to conduct periodic examinations of “larger participants” in each market, and we believe it is likely that we will be subject to an examination.

We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act, the effect such regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with the Dodd-Frank Act, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Because our receivables are generally originated and serviced pursuant to a variety of federal, state and/or local laws by a variety of entities and may involve consumers in all 50 states, the District of Columbia, Puerto Rico and South America, there can be no assurance that all originating and servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. Failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

Risks of the litigation funding business include the potential regulation or limitation of interest rates and other fees advanced by our litigation funding subsidiaries under federal and/or state regulation, a change in statutory or case law which limits or restricts the ability of our litigation funding subsidiaries to charge or collect fees and interest at anticipated levels, claimants being unsuccessful in whole or in part in the personal injury claims or divorce settlement upon which our funds are provided, the continued services of the senior management of our litigation funding subsidiaries to source and analyze cases in accordance with the subsidiaries’ respective underwriting guidelines.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms if at all.

Our success depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us, if at all, depends on a number of factors outside of our control, including:

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

To operate profitably, we must continually acquire, or invest in a sufficient level of various types of receivables to generate continued revenue. Our investment in charged off consumer receivables during fiscal year 2013, 2012, and 2011 has slowed dramatically. As the economic environment deteriorated, we felt that pricing of portfolios had not fallen enough to offset the decline in ultimate collections. Accordingly, our investment in portfolios was $3.4 million in 2013, $2.5 million in 2012, and $7.5 million in 2011 compared to $8.0 million in 2010 and $19.6 million in 2009. In part, this led to our net cash collections in fiscal 2013 decreasing $15.9 million, or 22.7%, from $70.0 million in fiscal year 2012 to $54.1 million in fiscal year 2013. Furthermore, of those collections, $33.2 million for fiscal year 2013 and $36.4 million for fiscal year 2012 came from zero basis portfolios (whose carrying value has been reduced to zero). Our decreased level of buying new portfolios during fiscal years 2013, 2012, and 2011 will likely result in future reduced net cash collections in fiscal year 2014 and slow the growth of our future revenues and operating results in the consumer debt part of our business. Furthermore, we cannot predict how our ability to identify and invest in receivables, and evaluate the quality of those receivables, would be affected if there is a shift in consumer lending practices whether caused by changes in regulations or by a sustained economic downturn.

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

Since the inception of the Portfolio Purchase, financed by the Receivables Financing Agreement, the Receivables Financing Agreement has been modified five times due to collections not meeting our expectations. The shortfall was exacerbated by the general economic downturn. We have recorded impairments on the Portfolio Purchase totaling $107.3 million ($30.3 million in fiscal year 2008, $53.9 million in fiscal year 2009, $13.0 million in fiscal year 2010 and $10.1 million in fiscal year 2013). The Portfolio Purchase was transferred to the cost recovery method effective with the third quarter of fiscal year 2008, as collections became increasingly more difficult to predict. Accordingly, we will recognize finance income only after we recover the carrying value of the asset. As a result, finance income since April 1, 2008 has been and will continue to be negatively impacted. There can be no assurance as to when or if the current carrying value will be recovered. The carrying value of the Portfolio Purchase as of September 30, 2013 is $43.4 million.

There is no assurance that we will realize the full value of the deferred tax asset.

Although the carry forward period for income taxes is up to twenty years, such allowance period is outside a reasonable period to forecast full realization of the deferred tax asset. We continually monitor forecast information to ensure the valuation allowance is appropriate.

With portfolios classified under the interest method, our projections of future cash flows from our portfolio purchases may prove to be inaccurate, which could result in reduced revenues or the recording of impairment charges if we do not achieve the collections forecasted by our model. In addition, portfolios classified under the cost method may experience shortfalls in collections that may result in further impairments/write downs.

We use qualitative and quantitative analyses to project future cash flows from our portfolio purchases. There can be no assurance, however, that we will be able to achieve the collections forecasted by our analysis. If we are not able to achieve these levels of forecasted collections, our revenues will be reduced and we may be required to record additional impairment charges, which would result in a reduction of our earnings. We recorded impairment charges of $2.5 million, $1.4 million, and $0.7 million for the years ended September 30, 2013, 2012 and 2011, respectively.

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

We acquire and collect on consumer receivable portfolios that contain charged-off, semi-performing, and performing receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our purchase costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

•	made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies; and

•	subsequently deemed these obligations as uncollectible.

These receivable portfolios are purchased at significant discounts to the amount the consumers owe. These receivables are difficult to collect and actual recoveries may be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

Our ability to recover the purchase costs on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we can-

not guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios, and achieve future growth and profitability may be materially adversely affected.

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

Although we utilize our in-house collection staff to initiate the collection process to collect some of our receivables, we outsource a majority of our receivable servicing. As 28% of our portfolio face value is serviced by seven organizations, we are dependent upon the efforts of these collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

We rely on our third party collectors to comply with all rules and regulations and maintain proper internal controls over their accounting and operations.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, Panama and Puerto Rico there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in their accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

Members of the Stern family own directly or indirectly, approximately 28.2% of our outstanding shares of common stock. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

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

Our tax filings are subject to review or audit by the IRS and state and local taxing authorities. In April 2010, we received notification from the Internal Revenue Service (“IRS”) that our 2008 and 2009 federal income tax returns would be audited. This audit is currently in progress. The IRS examinations of our federal tax returns could result in significant proposed adjustments. Although we believe our tax estimates are reasonable, we can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made. In addition, the Company signed a consent to extend the IRS review period through 2010.

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

We have adopted a stockholder rights plan which could make it more difficult for a third-party to acquire us.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 12,974,239 shares of common stock issued and outstanding as of December 2, 2013. Of these shares, 3,663,441 are owned by our affiliates. In addition, options to purchase 1,622,771 shares of our common stock were outstanding as of September 30, 2013, of which 1,108,271 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2013, there were 1,687,679 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Climate change and related regulatory responses may adversely impact our business.

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

Our New York City office occupies approximately 6,600 square feet for approximately $19,000 per month, including electricity. The lease expires in September 2017.

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

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” On December 2, 2013 there were 15 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2011 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
2012
October 1, 2011 to December 31, 2011	$8.70	$7.40
January 1, 2012 to March 31, 2012	8.44	7.22
April 1, 2012 to June 30, 2012	9.40	7.80
July 1, 2012 to September 30, 2012	10.05	8.55

2013
October 1, 2012 to December 31, 2012	$10.49	$7.95
January 1, 2013 to March 31, 2013	9.82	9.16
April 1, 2013 to June 30, 2013	9.68	8.27
July 1, 2013 to September 30, 2013	9.11	8.33

Dividends

In December 2012, our Board of Directors approved the payment of a special accelerated annual dividend of $0.08 per share to stockholders of record on December 24, 2012. The aggregate dividend of $1,030,000 was paid on December 28, 2012. No additional dividends were declared during fiscal year 2013. During the year ended September 30, 2012, we declared quarterly cash dividends aggregating $1,111,000 ($0.02 per share, per quarter). Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place.

Share Repurchase Program

On March 9, 2012, we adopted a Rule 10b5-1 Plan in conjunction with our share repurchase program that authorized us to purchase up to $20.0 million of shares of our common stock. Under that program, which expired in March 2013, we purchased 885,000 shares at an aggregate cost of approximately $7.9 million. The Rule 10b5-1 Plan superseded the authorization to repurchase shares in June 2011, pursuant to which we repurchased approximately 59,000 shares at an aggregate cost of approximately $457,000. Additionally, in June 2012, we repurchased 1.0 million shares for $9.4 million in a privately negotiated transaction. We repurchased an aggregate of approximately 1.9 million shares at an aggregate cost of approximately $17.8 million.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

September 2013

	2008	2009	2010	2011	2012	2013
ASTA FUNDING, INC.	$100.00	$110.36	$112.53	$120.80	$141.16	$134.77
NASDAQ MARKET INDEX	$100.00	$102.53	$115.45	$118.87	$155.16	$190.49
PEER GROUP INDEX	$100.00	$98.52	$133.90	$132.09	$203.62	$340.06

Item 6.	Selected Financial Data.

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2013. The selected financial data for the five fiscal years ended September 30, 2013, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Statement Data:
Finance income, net	$34,363	$40,599	$42,610	$45,631	$70,156
Other income	8,049	3,903	557	218	199

	42,412	44,502	43,167	45,849	70,355

Costs and Expenses:
General and administrative expenses	24,212	23,640	21,807	23,211	25,915
Interest expense	1,300	2,539	3,016	4,368	8,452
Impairments of consumer receivables acquired for liquidation	12,592	1,383	721	13,029	183,500

	38,104	27,562	25,544	40,608	217,867

Income (loss) before income tax	4,308	16,940	17,623	5,241	(147,512)
Provisions (benefit) for income tax	1,164	6,872	7,102	2,112	(56,787)

Net income (loss)	3,144	10,068	10,521	3,129	(90,725)

Less: net income attributable to non-controlling interest	406	31	—	—	—

Net income (loss) attributable to Asta Funding, Inc.	$2,738	$10,037	$10,521	$3,129	$(90,725)

Basic net income (loss) per share	$0.21	$0.71	$0.72	$0.22	$(6.36)

Diluted net income (loss) per share	$0.21	$0.70	$0.71	$0.22	$(6.36)

	2013	2012	2011	2010	2009
	(In millions)
Other Financial Data (Unaudited):
For the Year ended September 30
Cash collections	$51.7	$70.0	$81.2	$101.9	$147.4
Portfolio purchases, at cost	3.3	2.5	7.5	8.0	19.6
Portfolio purchases, at face	53.5	6.0	19.5	269.1	577.0
Return on average assets(1)	1.2%	4.2%	4.1%	1.1%	(23.5)%
Return on average stockholders’ equity(1)	1.6%	5.9%	6.3%	2.0%	(44.8)%
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
At September 30,
Total assets	207.8	233.2	248.1	259.2	290.8
Total debt	35.8	61.5	71.6	94.9	130.9
Total stockholders’ equity	169.6	168.5	173.0	161.9	157.4
Inception to date — September 30,
Cumulative aggregate purchases, at face	31,975.0	31,921.5	31,915.5	31,896.0	31,626.9

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Litigation Funding

In December 2011, we entered into a joint venture with PLF pursuant to which we purchase interests in personal injury claims from claimants who are a party to personal injury litigation, with the expectation of a settlement in the future. Through the joint venture, we advance, to each personal injury claimant, funds on a non-recourse basis, at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by us in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case.

When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

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

As a result of the current challenging economic environment and the impact it has had on collections, for the non-medical account portfolio purchases acquired since the beginning of fiscal year 2009, we extended our time frame of the expectation of recovering 100% of our invested capital to a 24-39 month period from an 18-28 month period, and the expectation of recovering 130-140% over seven years from the previous five year expectation. The 2009 time frame of expectations has remained in force for fiscal year 2013. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for under the interest method. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

	Years Ended September 30,
	2013	2012	2011
Finance income, net	81.0%	91.2%	98.7%
Other income	19.0%	8.8%	1.3%

Total revenue	100.0%	100.0%	100.0%

General and administrative expenses	57.1%	53.1%	50.5%
Interest expense	3.1%	5.7%	7.0%
Impairments of consumer receivables acquired for liquidation	29.7%	3.1%	1.7%

Income before income taxes	10.1%	38.1%	40.8%
Income tax expense	2.7%	15.5%	16.4%

Net income	7.4%	22.6%	24.4%
Less: net income attributable to non-controlling interest	0.9%	0.1%	—%

Net income attributable to Asta Funding, Inc.	6.5%	22.5%	24.4%

Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012

Finance income.    For the year ended September 30, 2013, finance income decreased $6.2 million, or 15.4%, to $34.4 million from $40.6 million for the year ended September 30, 2012. The decrease is primarily due to the lower level of portfolio purchases over the last three years and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. During the fiscal year ended September 30, 2013, we acquired $53.5 million in face value of new portfolios at a cost of $3.3 million as compared to $6.0 million of face value portfolios at a cost of approximately $2.5 million, during the fiscal year ended September 30, 2012. Finance income recognized from fully amortized portfolios (zero basis revenue) was $33.2 million for the year ended September 30, 2013 as compared to $36.4 million for the year ended September 30, 2012.

Net collections decreased $15.9 million, or 22.7% to $54.1 million for the fiscal year ended September 30, 2013, from $70.0 million for the fiscal year ended September 30, 2012. During fiscal year 2013, gross collections decreased 21.2% to $85.5 million from $108.5 million for fiscal year 2012, reflecting the lower level of purchases and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $7.1 million, or 18.3% as compared to the same period in the prior year and averaged 36.7% of collections for the fiscal year ended September 30, 2012 as compared to 35.5% in the same prior year period. The higher rate was the result of higher collections (of higher commissioned) out-of-statute paper coupled with increased asset search costs in the current fiscal year.

Further, as we have curtailed our purchases of new portfolios of consumer receivables in the last three fiscal years, finance income was negatively impacted and we expect will continue to be negatively impacted going forward since we have not been replacing our receivables acquired for liquidation. Instead, we focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will purchase such portfolios when we believe the purchase will yield our desired rate of return, as we did with the purchase of a consumer debt portfolio during the fiscal year 2013. There were no accretable yield adjustments recorded during the fiscal years ended September 30, 2013 and 2012.

Other income.    The following table summarizes other income for the years ended September 30, 2013 and 2012:

	2013	2012
Interest and dividend income	$1,583,000	$1,614,000
Personal injury fee income	6,438,000	1,647,000
Matrimonial fee income	34,000	165,000
Realized (losses) gains	(27,000)	339,000
Service fee income	25,000	92,000
Other	(4,000)	46,000

	$8,049,000	$3,903,000

General and administrative expenses.    For the year ended September 30, 2013, general and administrative expenses increased $0.6 million, or 2.4%, to $24.2 million from $23.6 million for the year ended September 30, 2012. The increase is due primarily to increased expenses related to Pegasus Funding, LLC (12 months in fiscal year 2013 compared to nine months in fiscal year 2012) and other corporate initiatives, offset by lower collection expenses of the consumer debt operations which include lower salary and benefit costs, resulting from a headcount reduction in January 2013, and other collection expenses. The costs associated with the collection business decreased 16.0% from fiscal year 2012.

Interest expense.    For the year ended September 30, 2013, interest expense decreased $1.2 million or 48.8% to $1.3 million from $2.5 million during the year ended September 30, 2012. The decrease was due primarily to the reduction in the balance of our Receivables Financing Agreement (“Receivables Financing Agreement”) with the Bank of Montreal (“BMO”) during the year ended September 30, 2013, as compared to the year ended September 30, 2012.

Impairments.    We recorded impairments of $12,592,000 during the year ended September 30, 2013 of which $10,148,000 was recorded on the Great Seneca portfolio (i.e. “the Portfolio Purchase”). Impairments of $1,383,000 for the year ended September 30, 2012, as collections on various portfolios were short of expectations.

Income tax expense.    Income tax expense of $1.2 million recorded for fiscal year 2013 consists of a $0.9 million current income tax expense and a $0.3 million deferred income tax expense. Income tax expense was lower primarily due to lower pre-tax income. In fiscal year 2012, income tax expense of $6.9 million consisted of a current income tax expense of $3.5 million and a deferred income tax expense of $3.4 million.

Net income.    For the year ended September 30, 2013, net income decreased $ 6.9 million to $3.1 million from $10.0 million for the year ended September 30, 2012, primarily reflecting decreased total revenue, increased general and administrative expenses and impairments further offset by lower interest expense and income taxes.

Income attributable to non-controlling interest.    Income to non-controlling interests increased to $0.4 million from $31 thousand due to the improvement in the results of the joint venture Pegasus Funding, LLC.

Net income attributable to Asta Funding, Inc.    For the year ended September 30, 2013, net income attributable to Asta Funding, Inc decreased $7.3 million to $2.7 million from $10.0 million for the year ended September 30, 2012, primarily reflecting decreased total revenue, increased general and administrative expenses, impairments and income to non-controlling interests partially offset by lower interest expense and income taxes. Net income per diluted share for the year ended September 30, 2013 decreased to $0.21 per diluted share down from $0.70 per diluted share for the year ended September 30, 2012.

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

Net collections decreased $11.2 million, or 13.8% to $70.0 million for the fiscal year ended September 30, 2012, from $81.2 million for the fiscal year ended September 30, 2011. During fiscal year 2011, gross collections decreased 16.3% to $108.5 million from $129.7 million for fiscal year 2011, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $10.0 million, or 20.7% as compared to the same period in the prior year and averaged 35.5% of collections for the fiscal year ended September 30, 2012 as compared to 37.4% in the same prior year period. The lower rate was the result of a one-time $1.3 million charge in the fourth quarter of fiscal year 2011 that impacted commissions and fees.

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

Other income.    The following table summarizes other income for the years ended September 30, 2012 and 2011:

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

Income tax expense.    Income tax expense for fiscal year 2012 of $6.9 million consists of a current tax expense of $3.5 million and a deferred tax expense of $3.4 million. The $3.4 million deferred tax expense consists of $1.8 million of federal tax expense and $1.6 million in state deferred expense. The true up adjustments for the fiscal years 2012 and 2011 federal tax returns were not material.

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

Since the inception of the Receivables Financing Agreement, amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently, we are operating under the Settlement Agreement and Omnibus Amendment (“Settlement Agreement”).

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly payment requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase, less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company is entitled to receive the next $15 million in net collections, thus recovering the prepayment that it funded. Thereafter, BMO will have the right to receive 30% of future net collections. No gain or loss was recognized with regard to the Settlement Agreement. Palisades XVI was in technical violation of the borrowing base covenant at June 30, 2013. The covenant was eliminated entirely from the Settlement Agreement.

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

On September 30, 2013 and 2012, the outstanding balance on this loan was approximately $35.8 million, and $61.5 million, respectively. The applicable interest rate at September 30, 2013 and 2012 was 0.43 % and 3.73%, respectively. Our average debt obligation for the fiscal years ended September 30, 2013 and 2012 was approximately $54.1 million and $66.8 million, respectively. The average interest rate of the Receivable Financing Agreement was 3.05% and 3.76% for the years ended September 30, 2013 and 2012, respectively.

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

Litigation Funding

During fiscal 2012, we entered into joint ventures with APH and Balance Point Management relating to the funding of personal injury and matrimonial claims. For a more detailed description of our litigation funding operations, see the section entitled “Litigation Funding Business” under “Item 1. Business.” As of the date of this report, we have invested $35.8 million and $1.6 million in the APH and Balance Point Management joint ventures, respectively. We have also provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations. The line of credit accrues interest at the prevailing prime rate and has an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s share of the profits in our joint venture and other assets. The revolving line of credit is approximately $917,000 at September 30, 2013.

Cash Flow

As of September 30, 2013, our cash and cash equivalents increased $30.2 million to $35.2 million, from $5.0 million at September 30, 2012. Although our cash flow remains strong, we have diversified some of our cash flow into other investments.

Net cash provided by operating activities was $19.1 million during the fiscal year ended September 30, 2013, compared to $17.4 million for the fiscal year ended September 30, 2012. The increase is primarily due to higher net income, net of non-cash impairment charges and lower tax payments, partially offset by a decrease in due from third party collection agencies and attorneys. Net cash provided by investing activities was $40.1 million during the fiscal year ended September 30, 2013, as compared to net cash used in investing activities of $69.9 million during the fiscal year ended September 30, 2012. The change in cash provided by / (used in) investing activities is primarily due to the investing activity in other than cash and cash equivalents depository accounts and lower collections of consumer receivables acquired for liquidation during the year ended September 30, 2013 as compared to the same 2012 period. We increased our investment in available for sale securities and investments in personal injury claims. Net cash used in financing activities was $28.9 million during the fiscal year ended September 30, 2013, as compared to $26.9 million in the same 2012 period. The increase in net cash used in financing activities was primarily due to an increase in the pay down of the non-recourse debt offset by lower purchases of treasury stock in the fiscal year ended September 30, 2013 as compared to the prior period.

Our cash requirements have been and will continue to be significant and have, in the past, depended on external financing to acquire consumer receivables and operate the business. Significant requirements include repayments under our non-recourse debt facilities, investment in personal injury claims, costs involved in the collections of consumer receivables, and investment in consumer receivable portfolios. In addition, dividends are paid if approved by the board of directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility in the short-term, as our cash flow from operations will be sufficient to invest in personal injury claims, purchase portfolios and operate the business. However, as the collection environment remains challenging, we may seek additional funding.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. The outcome of any future transaction(s) is subject to market conditions. In addition, due to these opportunities, we continue to seek opportunities with banking organizations and others on a possible financing loan facility.

Share Repurchase Program

On March 9, 2012, we adopted a Rule 10b5-1 Plan in conjunction with our share repurchase program that authorized us to purchase up to $20.0 million of shares of our common stock. Under that program, which expired in March 2013, we purchased 885,000 shares at an aggregate cost of approximately $7.9 million. The Rule 10b5-1 Plan superseded the authorization to repurchase shares in June 2011, pursuant to which we repurchased approximately 59,000 shares at an aggregate cost of approximately $457,000. Additionally, in June 2012, we repurchased 1.0 million shares for $9.4 million in a privately negotiated transaction. We repurchased an aggregate of approximately 1.9 million shares at an aggregate cost of approximately $17.8 million.

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years:

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	$9,659,000	$4,600,000	$5,059,000	$—	$—
Operating Lease Obligations	1,588,000	540,000	800,000	248,000	—

Total	$11,247,000	$5,140,000	$5,859,000	$248,000	$—

The Company and its subsidiary Fund Pegasus are committed under the Pegasus Operating Agreement to lend up to $21,800,000 to Pegasus per year for a term of five (5) years beginning in December 2011. The sum of $20,000,000 is to be used for funding investments in litigation matters and the balance is to be used for operating expenses of Pegasus which are to be returned to Fund Pegasus before any profit distribution is to be made. The loan is secured by the assets of Pegasus. These loans provide financing for the personal injury litigation claims and operating expenses of Pegasus. As of September 30, 2013, the Company had an invested balance of approximately $35.8 million in personal injury cases.

In connection with the divorce funding business, the Company may invest up to $15 million in the Venture to fund divorce cases, consisting of three tranches of $5 million. At our option, we may invest additional funds in the Venture, provided that the first $35 million in additional investment must be provided in tranches of $10 million, $10 million, and $15 million, respectively. We are entitled to a 15% cash-on-cash return in each particular tranche. If the Venture is unable to provide the 15% preferred return to us on any initial $5 million tranche, BPCM’s profit and loss distribution will be adjusted from the current 60% and 40% split to provide us with the equivalent of a 15% preferred return, if possible. To date, we have an invested balance of $1.5 million in matrimonial cases.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(In millions)
Balance at beginning of period	$86.9	$115.2	$147.0	$208.3	$449.0
Acquisitions of finance receivables, net of buybacks	3.3	2.5	7.5	8.0	19.6
Cash collections from customers applied to principal(1)	(19.7)	(29.3)	(38.4)	(55.1)	(69.1)
Cash collections represented by account sales applied to principal(1)	—	(0.1)	(0.2)	(1.2)	(8.1)
Impairments/Portfolio write down	(12.6)	(1.4)	(0.7)	(13.0)	(183.5)
Effect of foreign exchange	—	—	—	—	0.4

Balance at end of period	$57.9	$86.9	$115.2	$147.0	$208.3

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2013	2012	2011
	(In millions)
Aggregate Purchase Price	$3.3	$2.5	$7.5
Aggregate Portfolio Face Amount	53.5	6.0	19.5

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

Schedule of Portfolios by Income Recognition Category

	September 30, 2013		September 30, 2012		September 30, 2011
	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios
			(In millions)
Original Purchase Price (at period end)	$466.2	$783.4	$466.0	$780.0	$443.3	$787.2
Cumulative Aggregate Managed Portfolios (at period end)	13,940.1	18,018.2	13,940.1	17,964.8	13,915.3	17,985.0
Receivable Carrying Value (at period end)	49.8	8.1	74.6	12.3	84.0	31.2
Finance Income Earned (for the respective period)	4.4	30.0	3.0	37.6	2.7	39.9
Total Cash Flows (for the respective period)	19.0	35.1	20.2	49.8	19.6	61.6

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

Collections Represented by Account Sales

Year	Collections Represented By account Sales	Finance Income Recognized
2013	$2,448,000	$2,015,000
2012	117,000	50,000
2011	$390,000	$155,000

Portfolio Performance (1)

The following table summarizes our historical portfolio purchase price and cash collections on interest method portfolios on an annual vintage basis since October 1, 2012 through September 30, 2013.

Purchase Period	Purchase Price(2)	Net Cash Collections Including Cash Sales(3)	Estimated Remaining Collections(4)	Total Estimated Collections(5)	Total Estimated Collections as a Percentage of Purchase Price
2001	$65,120,000	$105,748,000	$—	$105,748,000	162%
2002	36,557,000	48,318,000	—	48,318,000	132%
2003	115,626,000	224,044,000	—	224,044,000	194%
2004	103,743,000	194,156,000	19,000	194,175,000	187%
2005	126,023,000	229,781,000	407,000	230,188,000	183%
2006	163,392,000	275,330,000	992,000	276,322,000	169%
2007	109,235,000	110,355,000	3,679,000	114,034,000	104%
2008	26,626,000	53,595,000	—	53,595,000	201%
2009	19,127,000	41,017,000	—	41,017,000	214%
2010	7,212,000	23,704,000	—	23,704,000	329%
2011	—	—	—	—	0%
2012	—	—	—	—	0%
2013	3,340,000	253,000	4,090,000	4,343,000	130%

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.

(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (referred to as “put-backs”), plus third party commissions.

(3)	Cash collections include net collections from our third-party collection agencies and attorneys, collections from our in-house efforts and collections represented by account sales.

(4)	Does not include estimated collections from portfolios that are zero basis.

(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining collections.

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2013, we recognized finance income of $4.4 million under the cost recovery method because of $4.4 million of collections in excess of our purchase price on certain portfolios. In addition, we earned $30.0 million of finance income under the interest method based on actuarial computations which, in turn, are based on actual collections during the period and on what we project to collect in future periods. During the year ended September 30, 2013, we purchased portfolios with an aggregate purchase price of $3.3 million with a face value (gross contracted amount) of $53.5 million.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “ Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. This standard becomes effective for fiscal years and interim periods beginning after December 15, 2013. The Company is reviewing the affects of implementation of this standard.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “ Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments require an entity to present, either in the income statement or the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that might provide additional details about the amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements (see Note 3: Investments).

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2013, 2012 and 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. At September 30, 2013, our Receivables Financing Agreement, under the new Settlement Agreement, all of which is variable rate debt, had an outstanding balance of $35.8 million. A 25 basis-point increase in interest rates would have increased our annual interest expense by approximately $135,000 based on the average debt obligation outstanding during the fiscal year. We do not currently invest in derivative, financial or commodity instruments.

Item 8.	Financial Statements And Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item begin on page F-1 of this report located immediately preceding the signature page.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the fiscal year ended September 30, 2013, the Company changed Independent Registered Public Accounting Firms. Grant Thornton LLP was replaced by WeiserMazars LLP.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period ended September 30, 2013 was carried out by us under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment, and based on the criteria of the COSO, we believe that, as of September 30, 2013, our internal control over financial reporting is effective at the reasonable assurance level.

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

Our independent registered public accounting firm, WeiserMazars LLP, audited our internal control over financial reporting as of September 30, 2013 and their report dated December 13, 2013 expresses an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended September 30, 2013, and our report dated December 13, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/    WeiserMazars LLP

New York, New York

December 13, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after September 30, 2013 and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after September 30, 2013 and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after September 30, 2013 and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after September 30, 2013 and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after September 30, 2013 and is incorporated herein by this reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit Number
3.1	Certificate of Incorporation(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Certificate of Designation of Series A Preferred Stock(3)
3.4	Bylaws(4)
3.5	Amendments to Article IX of the By-Laws of Asta Funding, Inc.(5)
4.1	Rights Agreement, dated as of August 23, 2012, between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC(6)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)
10.2	Asta Funding, Inc. 2002 Stock Option Plan(2)
10.3	Asta Funding, Inc. Equity Compensation Plan(7)
10.4	Asta Funding, Inc. 2012 Stock Option and Performance Award Plan(8)

Exhibit Number
10.5	Receivables Finance Agreement dated March 2, 2007 between the Company and the Bank of Montreal(9)
10.6	Subservicing Agreement between the Company and the Subservicer dated March 2, 2007(12)
10.7	Purchase and Sale Agreement dated February 5, 2007(10)
10.8	First Amendment to the Receivables Finance Agreement dated July 1, 2007 between the Company and Bank of Montreal(11)
10.9	Second Amendment to the Receivables Financing Agreement dated December 27, 2007(13)
10.10	Third Amendment to the Receivables Financing Agreement dated May 19, 2008(14)
10.11	Amended and Restated Servicing Agreement dated May 19, 2008 between the Company and The Bank of Montreal(14)
10.12	Subordinated Promissory Note between Asta Funding, Inc and Asta Group, Inc. dated April 29, 2008(15)
10.13	Fourth Amendment to the Receivables Financing Agreement dated February 20, 2009 between the Company and Bank of Montreal(16)
10.14	Subordinated Guarantor Security Agreement dated February 20, 2009 to Bank of Montreal(17)
10.15	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009(18)
10.16	Subordinated Guarantor Security Agreement dated February 20, 2009 to Asta Group, Inc.(19)
10.17	Subordinated Limited Recourse Guaranty Agreement dated February 20, 2009 to Asta Group, Inc.(20)
10.18	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(21)
10.19	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](22)
10.20	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](23)
10.21	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](24)
10.22	Loan Agreement Between Asta Funding and Bank Leumi dated December 14, 2009.(25)
10.23	Indemnification agreement between Asta Funding and GMS Family Investors LLC. (26)
10.24	Fifth Amendment to the Receivables Financing Agreement dated October 26, 2010 between the Company and Bank of Montreal (27)
10.25	Omnibus Termination Agreement, by and among Palisades Acquisition XVI, LLC, BMO Capital Markets Corp., as collateral agent, Asta Group, Incorporated, and each guarantor set forth therein. (28)
10.26	Settlement Agreement and Omnibus Amendment among Asta Funding, Inc., Palisades Acquisition XVI and BMO Capital Markets dated August 7, 2013. (40)
10.27	Lease agreement between the Company and ESL200 LLC dated August 2, 2010 (29)
10.28	Revolving Credit Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(30)
10.29	Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(31)
10.30	Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC(32)
10.31	Operating Agreement of Pegasus Funding, LLC, dated December 28, 2011(33)
10.32	Loan Agreement, dated December 30, 2011, by and between certain subsidiaries of the Company and Bank Leumi USA(34)
10.33	Form of Revolving Note(35)

Exhibit Number
10.34	Form of Guaranty(36)
10.35	Form of Security Agreement(37)
10.36	Form of Pledge Agreement(38)
10.37	Consulting Agreement, dated December 12, 2011, by and between the Company and A.L. Piccolo & Co., Inc.(39)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31 .1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31 .2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32 .1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32 .2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(3)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(4)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(5)	Incorporated by reference to Exhibit 3.2 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(8)	Incorporated by reference to Appendix A to Asta Funding’s Definitive Proxy Statement filed on February 17, 2012 for the March 21, 2012 Annual Meeting of Stockholders

(9)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

(10)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed February 9, 2007.

(11)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended June 30, 2007.

(12)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007.

(13)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2007.

(14)	Incorporated by reference to Exhibit 10.15 to Asta Funding’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

(15)	Incorporated by reference to Exhibit 10.18 to Asta Funding’s Current Report on Form 8-K filed May 1, 2008.

(16)	Incorporated by reference to Exhibit 10.21 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(17)	Incorporated by reference to Exhibit 10.22 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(18)	Incorporated by reference to Exhibit 10.23 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(19)	Incorporated by reference to Exhibit 10.24 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(20)	Incorporated by reference to Exhibit 10.25 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(21)	Incorporated by reference to Exhibit 10.26 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(22)	Incorporated by reference to Exhibit 10.27 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(23)	Incorporated by reference to Exhibit 10.28 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(24)	Incorporated by reference to Exhibit 10.29 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(25)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed December 18, 2009.

(26)	Incorporated by reference to Exhibit 10.32 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2009.

(27)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed November 1, 2010.

(28)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed November 22, 2010.

(29)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed August 5, 2010.

(30)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(31)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(32)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(33)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(34)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(35)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(36)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(37)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(38)	Incorporated by reference to Exhibit 10.5 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(39)	I Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

(40)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed August 9, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 13, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Stern Gary Stern	Chairman of the Board, President, and Chief Executive Officer	December 13, 2013

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	December 13, 2013

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	December 13, 2013

/s/ Herman Badillo Herman Badillo	Director	December 13, 2013

/s/ Edward Celano Edward Celano	Director	December 13, 2013

/s/ Harvey Leibowitz Harvey Leibowitz	Director	December 13, 2013

/s/ David Slackman David Slackman	Director	December 13, 2013

/s/ Louis A. Piccolo Louis A. Piccolo	Director	December 13, 2013

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013, 2012 and 2011

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheet of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2013, and the consolidated results of their operations and their cash flows for the year ended September 30, 2013 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP

New York, New York
December 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheet of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2012, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

January 18, 2013

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2013	2012
ASSETS
Cash and cash equivalents	$35,179,000	$4,953,000
Investments:
Available-for-sale	58,035,000	58,712,000
Certificates of deposit	—	42,682,000
Restricted cash	968,000	1,088,000
Consumer receivables acquired for liquidation (at net realizable value)	57,900,000	86,887,000
Other investments, net	35,758,000	18,596,000
Due from third party collection agencies and attorneys	1,169,000	2,042,000
Prepaid and income taxes receivable	1,496,000	2,057,000
Furniture and equipment (net of accumulated depreciation of $4,136,000 in 2013 and $3,696,000 in 2012)	1,106,000	821,000
Deferred income taxes	10,443,000	10,410,000
Other assets	5,793,000	4,916,000

Total assets	$207,847,000	$233,164,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-recourse debt	$35,760,000	$61,463,000
Other liabilities	2,486,000	2,920,000
Dividends payable	—	260,000

Total liabilities	38,246,000	64,643,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued — 14,917,977 at September 30, 2013 and 14,778,956 at September 30, 2012; and outstanding — 12,974,239 at September 30, 2013 and 13,006,918 at September 30, 2012	149,000	148,000
Additional paid-in capital	79,104,000	77,024,000
Retained earnings	109,011,000	107,303,000
Accumulated other comprehensive (loss) income, net of income taxes	(674,000)	241,000
Treasury stock (at cost), 1,943,738 shares at September 30, 2013 and 1,772,038 shares at September 30, 2012	(17,805,000)	(16,226,000)
Non-controlling interest	(184,000)	31,000

Total stockholders’ equity	169,601,000	168,521,000

Total liabilities and stockholders’ equity	$207,847,000	$233,164,000

See notes to the accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended September 30,
	2013	2012	2011
Revenues:
Finance income, net	$34,363,000	$40,599,000	$42,610,000
Other income (includes ($252,000), $339,000, and $0 during the years ended September 30, 2013, 2012 and 2011, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities).	8,049,000	3,903,000	557,000

	42,412,000	44,502,000	43,167,000

Expenses:
General and administrative expenses	24,212,000	23,640,000	21,807,000
Interest expense (related party — 2013, $0; 2012, $0; 2011, $86,000)	1,300,000	2,539,000	3,016,000
Impairments of consumer receivables acquired for liquidation	12,592,000	1,383,000	721,000

	38,104,000	27,562,000	25,544,000

Income before income tax	4,308,000	16,940,000	17,623,000
Income tax expense (includes (taxes) / tax benefit of ($100,000), $137,000 and $0 during the years ended September 30, 2013, 2012, and 2011, respectively)	1,164,000	6,872,000	7,102,000

Net income	3,144,000	10,068,000	10,521,000
Less: net income attributable to non-controlling interest	406,000	31,000	—

Net income attributable to Asta Funding, Inc.	$2,738,000	$10,037,000	$10,521,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.21	$0.71	$0.72
Diluted	$0.21	$0.70	$0.71
Weighted average number of common shares outstanding:
Basic	12,952,150	14,077,650	14,626,973
Diluted	13,216,051	14,321,381	14,827,608

See notes to the accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended September 30,
	2013	2012	2011
Comprehensive income is as follows:
Net income	$3,144,000	$10,068,000	$10,521,000

Net unrealized securities (loss) / gain, net of tax benefit / (taxes) of $705,000, ($495,000) and $196,000, during the years ended September 30, 2013, 2012 and 2011, respectively.	(1,067,000)	733,000	(290,000)
Reclassification adjustments for securities sold, net of (taxes) / tax benefit of ($100,000) and $137,000, during years ended September 30, 2013 and 2012, respectively.	152,000	(202,000)	—
Foreign currency translation, net	—	—	(9,000)

Other comprehensive (loss) income	(915,000)	531,000	(299,000)

Total comprehensive income	$2,229,000	$10,599,000	$10,222,000

See notes to the accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2013, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock(1)	Non- Controlling Interest	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2010	14,600,423	$146,000	$72,717,000	$89,026,000	$9,000	$—	$—	$161,898,000
Exercise of options	6,268		21,000					21,000
Stock based compensation expense			2,055,000					2,055,000
Restricted stock	32,765							—
Dividends				(1,170,000)				(1,170,000)
Purchase of treasury stock						(70,000)		(70,000)
Net income				10,521,000				10,521,000
Foreign currency translation					(9,000)			(9,000)
Unrealized loss on marketable securities					(290,000)			(290,000)

Balance, September 30, 2011	14,639,456	146,000	74,793,000	98,377,000	(290,000)	(70,000)	—	172,956,000
Exercise of options	139,500	2,000	608,000					610,000
Stock based compensation expense			1,623,000					1,623,000
Dividends				(1,111,000)				(1,111,000)
Purchase of treasury stock						(16,156,000)		(16,156,000)
Net income				10,037,000			31,000	10,068,000
Unrealized gain on marketable securities					531,000			531,000

Balance, September 30, 2012	14,778,956	148,000	77,024,000	107,303,000	241,000	(16,226,000)	31,000	168,521,000
Exercise of options	36,700		125,000					125,000
Stock based compensation expense			1,956,000					1,956,000
Restricted stock	102,321	1,000	(1,000)					—
Dividends				(1,030,000)				(1,030,000)
Purchase of treasury stock						(1,579,000)		(1,579,000)
Net income				2,738,000			406,000	3,144,000
Unrealized loss on marketable securities					(915,000)			(915,000)
Distributions to non-controlling interest							(621,000)	(621,000)

Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$109,011,000	$(674,000)	$(17,805,000)	$(184,000)	$169,601,000

(1)	Treasury shares are as follows: September 30, 2011, 8,900; Purchase of treasury stock, 1,763,138; September 30, 2012, 1,772,038.
September	30, 2012, 1,772,038; Purchase of treasury stock, 171,700; September 30, 2013, 1,943,738.

See notes to the accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$3,144,000	$10,068,000	$10,521,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,000	380,000	262,000
Deferred income taxes	326,000	3,393,000	4,611,000
Impairments of consumer receivables acquired for liquidation	12,592,000	1,383,000	721,000
Stock based compensation	1,956,000	1,623,000	2,055,000
Loss (gain) on sale of available-for-sale securities	252,000	(339,000)	—
Changes in:
Prepaid and income tax receivable	561,000	1,281,000	(3,142,000)
Due from third party collection agencies and attorneys	873,000	42,000	1,444,000
Other assets	(631,000)	(190,000)	(771,000)
Other liabilities	(434,000)	(247,000)	1,041,000

Net cash provided by operating activities	19,079,000	17,394,000	16,742,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(3,340,000)	(2,495,000)	(7,435,000)
Principal collected on consumer receivables acquired for liquidation	19,302,000	29,353,000	38,360,000
Principal collected on consumer receivable accounts represented by account sales	433,000	67,000	235,000
Effect of foreign exchange on consumer receivables acquired for liquidation	—	—	(45,000)
Purchase of available-for-sale securities	(34,171,000)	(66,625,000)	(14,000,000)
Proceeds from sales of available-for-sale securities	33,076,000	22,656,000	—
Purchase of certificates of deposit	—	(45,121,000)	(3,980,000)
Proceeds from maturities of certificates of deposit	42,682,000	11,499,000	3,854,000
Other investments — advances	(30,963,000)	(22,549,000)	—
Other investments — receipts	13,801,000	3,953,000	—
Capital expenditures	(725,000)	(638,000)	(475,000)

Net cash provided by (used in) investing activities	40,095,000	(69,900,000)	16,514,000

Cash flows from financing activities:
Proceeds from exercise of stock options	125,000	610,000	21,000
Purchase of treasury stock	(1,579,000)	(16,156,000)	(70,000)
Change in restricted cash	120,000	(57,000)	273,000
Dividends paid	(1,290,000)	(1,144,000)	(1,169,000)
Distributions to non-controlling interest	(621,000)	—	—
Repayments of non-recourse debt, net	(25,703,000)	(10,141,000)	(18,879,000)
Repayments under subordinated debt — related party	—	—	(4,386,000)

Net cash used in financing activities	(28,948,000)	(26,888,000)	(24,210,000)

Net increase (decrease) in cash and cash equivalents	30,226,000	(79,394,000)	9,046,000
Cash and cash equivalents at beginning of year	4,953,000	84,347,000	75,301,000

Cash and cash equivalents at end of year	$35,179,000	$4,953,000	$84,347,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest (related party: 2013 — $0; 2012 — $0; 2011 — $122,000)	$1,822,000	$2,570,000	$3,114,000

Income taxes	$—	$2,002,000	$5,647,000

See notes to the accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), and other subsidiaries, not all wholly owned, and not considered material (collectively, the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables, performing receivables and investment in litigation related receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts whereby the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts whereby the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are, MasterCard®, Visa®, and other credit card accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

In addition, the Company, owns 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[1A] Liquidity:

The Company’s cash requirements have been and will continue to be significant. In the past, we have depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. If approved, dividends paid is also a significant use of cash. We have depended solely on operating cash flow to fund the acquisition of portfolios, pay operating expenses, dividends, and taxes. As of September 30, 2013, the outstanding amount on the Bank of Montreal (“BMO”) facility (“Receivables Financing Agreement”) that financed the $6.9 billion in face value receivables for a purchase price of $300 million, (the “Portfolio Purchase”) is $35.8 million. We continue to pay down the balance and the interest from the collections of the receivables under the Portfolio Purchase. See Note F — Non-Recourse Debt for further information on the Settlement Agreement signed in August 2013.

Net collections decreased $15.9 million or 22.7% from $70.0 million in fiscal year 2012 to $54.1 million in fiscal year 2013. Although the Company’s collections decreased from the prior year, the Company believes its net cash collections over the next twelve months, coupled with its current liquid cash balances, will be sufficient to cover its operating expenses, service debt and pay interest.

[2] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Cash and cash equivalents and restricted cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 7 banks that exceeded the balance insured by the FDIC by approximately $31.1 million at September 30, 2013. The Company had cash balances with 2 banks which amounted to $26.4 million at September 30, 2013.

The restricted cash at September 30, 2013 represents cash on hand, substantially all of which is designated to be paid to our lender subsequent to September 30, 2013. The lender has mandated in which depository institutions the cash is to be maintained.

[4] Investments

Available-for-Sale

Investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual available-for-sale securities below their respective costs that are other than temporary will result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include: a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Certificates of Deposit

There were no certificates of deposit at September 30, 2013. Certificates of deposit at September 30, 2012 had maturities greater than three months at the date of purchase.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: (Continued)

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

The Company accounts for its investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse.

When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

The funding of matrimonial actions is on a non-recourse basis. Revenues are recognized under the cost recovery method.

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. Impairments of approximately $12.6 million were recorded in the fiscal year ended September 30, 2013. An impairment of approximately $1.4 million was recorded in the fiscal year ended September 30, 2012 and $0.7 million was recorded in fiscal year 2011. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, a write down in value is required. There were no accretable yield adjustments recorded in the fiscal years ended September 30, 2013, 2012 and 2011.

The recognition of income under ASC 310 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, ASC 310 permits the change to the cost recovery method. The Company will recognize income only after it has recovered its carrying value. As of September 30, 2013, the carrying value of the Portfolio Purchase was approximately $43.4 million. There can be no assurance as to when or if the carrying value will be recovered.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: (Continued)

•

the average balance of the receivables influences our analysis in that lower average balance portfolios tend to be more collectible in the short-term and higher average balance portfolios are more appropriate for the Company’s lawsuit strategy and thus yield better results over the longer term. As the Company has significant experience with both types of balances, it can factor these variables into its initial expected cash flows;

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

As a result of the challenging economic environment and the impact it has had on collections, for portfolio purchases acquired in fiscal year 2013, the Company’s expectation of recovering 100% of its invested capital is a

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Income recognition, Impairments and Accretable yield adjustments: (Continued)

24-39 month period, with the expectation of recovering 130-140% over 7 years. The 2013 time frame of expectations have remained unchanged from fiscal year 2012. The Company routinely monitors these expectations against the actual cash flows and, in the event the cash flows are below expectations and the Company believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment is recorded on portfolios accounted for on the interest method. Conversely, in the event the cash flows are in excess of its expectations and the reason is due to timing, the Company would defer the “excess” collection as deferred revenue.

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

The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2013, 2012 and 2011:

	2013			2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$2,738,000	12,952,150	$0.21	$10,037,000	14,077,650	$0.71	$10,521,000	14,626,973	$0.72

Dilutive effect of stock options		263,901			243,731	(0.01)		200,635	(0.01)

Diluted	$2,738,000	13,216,051	$0.21	$10,037,000	14,321,381	$0.70	$10,521,000	14,827,608	$0.71

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9] Net income per share: (Continued)

At September 30, 2013, 606,332 options at a weighted average exercise price of $8.01 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2012, 1,210,396 options at a weighted average exercise price of $12.23 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2011, 986,732 options at a weighted average exercise price of $13.18 were not included in the diluted earnings per share calculation as they were anti-dilutive.

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

[11] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of income.

[12] Impact of Recently Issued Accounting Standards:

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. This standard becomes effective for fiscal years and interim periods beginning after December 15, 2013. The Company is reviewing the affects of implementation of this standard.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments require an entity to present, either in the income statement or the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that might provide additional details about

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12] Impact of Recently Issued Accounting Standards: (Continued)

the amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements (see Note B: Investments).

[13] Reclassifications:

Certain items in prior years’ financial statements have been reclassified to conform to the current year’s presentation, principally related to certain cash flow items.

NOTE B — INVESTMENTS

Available-for-Sale

Mutual funds investments classified as available-for-sale at September 30, 2013 and 2012 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

2013	$59,151,000	$27,000	$(1,143,000)	$58,035,000
2012	$58,308,000	$404,000	$—	$58,712,000

The available-for-sale investments did not have any contractual maturities. The Company sold four investments during the year ended September 30, 2013, with an aggregate realized loss of $252,000. Additionally, the Company received $225,000 in capital gains distributions during fiscal year 2013. The Company sold five investments in fiscal year 2012, resulting in an aggregate realized gain of approximately $339,000. The realized gains and losses are all included as part of other income.

At September 30, 2013, there were six investments, five of which were in an unrealized loss position. Each of the five investments had current unrealized losses existing for 12 months or less. At September 30, 2012, there were six investments, all in an unrealized gain position. All of these securities were considered to be acceptable credit risks. Based on the evaluation of the available evidence at that time, including changes in market rates and credit rating information, management believed that any decline in fair value for these instruments would be temporary. In addition, management had the ability but did not believe it would be required to sell those investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of those securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income within stockholders’ equity. Realized gains (losses) on available-for-sale securities are included in other income and, when applicable, are reported as a reclassification adjustment in other comprehensive income.

Certificates of Deposit

Other investments consist of the following:

	September 30, 2013	September 30, 2012

Certificates of deposits in banks	$—	$42,682,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE B — INVESTMENTS (CONTINUED)

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes where the Company does not possess the same expertise or history, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At September 30, 2013, approximately $8.1 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $49.8 million are accounted for using the cost recovery method, of which $43.4 million is concentrated in one portfolio, the Portfolio Purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

The following tables summarize the changes in the balance sheet of the investment in receivable portfolios during the following periods:

	For the Year Ended September 30, 2013
	Interest Method Portfolios	Cost Recovery Portfolios	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Acquisitions of receivable portfolios	3,340,000	—	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(34,128,000)	(17,522,000)	(51,650,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(989,000)	(1,459,000)	(2,448,000)
Impairments	(2,444,000)	(10,148,000)	(12,592,000)
Finance income recognized(1)	29,966,000	4,397,000	34,363,000

Balance, end of period	$8,071,000	$49,829,000	$57,900,000

Finance income as a percentage of collections	85.3%	23.2%	63.5%

(1)	Includes $33.2 million derived from fully amortized pools. Finance income recognized from account sales amounted to $2.0 million.

	For the Year Ended September 30, 2012
	Interest Method Portfolios	Cost Recovery Portfolios	Total
Balance, beginning of period	$31,193,000	$84,002,000	$115,195,000
Acquisitions of receivable portfolios	1,278,000	1,217,000	2,495,000
Net cash collections from collection of consumer receivables acquired for liquidation	(49,723,000)	(20,179,000)	(69,902,000)
Cash collections represented by account sales of consumer receivables acquired for liquidation	(117,000)	—	(117,000)
Transfer to cost recovery	(6,484,000)	6,484,000	—
Impairments	(1,383,000)	—	(1,383,000)
Finance income recognized(1)	37,562,000	3,037,000	40,599,000

Balance, end of period	$12,326,000	$74,561,000	$86,887,000

Revenue as a percentage of collections	75.4%	15.1%	58.0%

(1)	Includes $36.4 million derived from fully amortized pools. Finance income recognized from account sales amounted to $0.1 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

As of September 30, 2013, the Company had $57,900,000 in consumer receivables acquired for liquidation, of which $8,071,000 are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios are estimated as follows for the twelve months in the periods ending:

September 30, 2014	$4,291,000
September 30, 2015	1,051,000
September 30, 2016	813,000
September 30, 2017	636,000
September 30, 2018	536,000
September 30, 2019	463,000
September 30, 2020	281,000

Total	$8,071,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2013. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. There were no accretable yield adjustments in fiscal years 2013 and 2012. Projected accretable yield for the fiscal years ended September 30, 2013 and 2012 are as follows:

Year Ended September 30, 2013
Balance at beginning of period, October 1, 2012	$2,086,000
Income recognized on finance receivables, net	(29,966,000)
Additions representing expected revenue from purchases	983,000
Reclassifications from non-accretable difference(1)	28,013,000

Balance at end of period, September 30, 2013	$1,116,000

(1)	Includes portfolios that became zero based portfolios during the period, removal of zero basis portfolios from the accretable yield calculation and, other immaterial impairments and accretions based on the certain collection curves being extended.

Year Ended September 30, 2012
Balance at beginning of period, October 1, 2011	$7,473,000
Income recognized on finance receivables, net	(37,561,000)
Additions representing expected revenue from purchases	361,000
Transfers to Cost Recovery	(1,840,000)
Reclassifications from non-accretable difference(1)	33,653,000

Balance at end of period, September 30, 2012	$2,086,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

During the year ended September 30, 2013, the Company purchased $53.5 million in face value receivables at a cost of $3.3 million. During the year ended September 30, 2012, the Company purchased $6.0 million in face value receivables at cost of $2.5 million.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2013, 2012 and 2011, respectively.

	For the Years Ended, September 30,
	2013	2012	2011
Gross collections(1)	$85,512,000	$108,487,000	$129,688,000
Less: commissions and fees(2)	31,414,000	38,468,000	48,483,000

Net collections	$54,098,000	$70,019,000	$81,205,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Finance income recognized on net collections represented by account sales was $2.0 million, $0.1 million and $0.2 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

NOTE D — FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2013 and 2012 consist of the following:

	2013	2012
Furniture	$310,000	$310,000
Equipment	3,622,000	3,470,000
Software	1,211,000	638,000
Leasehold improvements	99,000	99,000

	5,242,000	4,517,000
Less accumulated depreciation	4,136,000	3,696,000

	$1,106,000	$821,000

Depreciation expense for the years ended September 30, 2013, 2012 and 2011 aggregated $440,000, $380,000 and $250,000, respectively.

NOTE E — OTHER INVESTMENTS

Personal Injury Claims

Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE E — OTHER INVESTMENTS (CONTINUED)

Personal Injury Claims (Continued)

future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. The Company, through Pegasus, earned $6.4 million in interest and fees during fiscal year 2013 compared to $1.6 million in interest and fees during fiscal year 2012. These amounts are recorded as part of other income. The Company had a net invested balance in personal injury claims of $35.8 million and $18.6 million on September 30, 2013 and 2012, respectively. The collections yielded net income attributable to non-controlling interest of $406,000 for the year-ended September 30, 2013 compared to $31,000 for the year ended September 30, 2012. Pegasus records reserves for bad debts, which, at September 30, 2013, amounted to $2.2 million.

Matrimonial Claims

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of September 30, 2013, the Company’s investment in cases through BPCM was approximately $1.6 million. The Company recognized $34,000 in revenue during fiscal year 2013 compared to $165,000 during fiscal year 2012.

NOTE F — NON-RECOURSE DEBT

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

Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently, the Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) is in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly payment requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase, less certain credits for payments made prior to the

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE F — NON-RECOURSE DEBT (CONTINUED)

Receivables Financing Agreement (Continued)

consummation of the Settlement Agreement, the Company is entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO will have the right to receive 30% of future net collections. No gain or loss was recognized with regard to the Settlement Agreement.

The aggregate minimum repayment obligations required under the Settlement Amendment, including interest and principal, for the fiscal years ended September 30, 2014, 2015 and 2016 is $4.6 million, $3.6 million and, $1.5 million, respectively. All cash collections received on the Portfolio Purchase are used to repay the non-recourse debt and the interest.

On September 30, 2013 and 2012, the outstanding balance on this loan was approximately $35.8 million and $61.5 million, respectively. The applicable interest rate at September 30, 2013 and 2012 was 0.43% and 3.73%, respectively. The average interest rate of the Receivables Financing Agreement was 3.05% and 3.76% for the years ended September 30, 2013 and 2012, respectively.

The Company’s average debt obligation for the years ended September 30, 2013 and 2012 was approximately $54.1 million and $66.8 million, respectively.

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

Fifth Amendment — Receivables Financing Agreement, dated October 14, 2010, (i) extended the expiration date of the Receivables Financing Agreement to April 30, 2014, (ii) reduced the minimum monthly total payment to $750,000, (iii) accelerated the Company’s guarantee credit enhancement of $8,700,000, which was paid upon execution of the Fifth Amendment, (iv) eliminated the Company’s limited guarantee of repayment of the loans

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE F — NON-RECOURSE DEBT (CONTINUED)

Receivables Financing Agreement (Continued)

outstanding by Palisades XVI, and (v) revised the definition of “Borrowing Base Deficit”, as defined in the Receivables Financing Agreement, to mean the excess, if any, of 105% of the loans outstanding over the borrowing base.

In connection with the Fifth Amendment, on October 26, 2010, the Company entered into the Omnibus Termination Agreement (the “Termination Agreement”). The limited recourse subordinated guaranty set forth in the Fourth Amendment was eliminated upon signing the Termination Agreement.

Senior Secured Discretionary Credit Facility

On December 30, 2011, the Company and certain of its subsidiaries obtained a $20,000,000 Senior Discretionary Credit Facility (the “Credit Facility”) from Bank Leumi pursuant to a Loan Agreement (the “Loan Agreement”) between certain of the Company’s subsidiaries and Bank Leumi. Under the Loan Agreement, certain subsidiaries issued a Revolving Note (the “Note”) to Bank Leumi in the principal amount of up to $20 million. Any outstanding balance under the Credit Facility would accrue interest at an annual rate equal to the Prime Rate plus 50 basis points. The Company and certain subsidiaries had agreed to serve as guarantors of the obligations to the borrower subsidiaries and entered into Guarantee Agreements. Pursuant to a series of Security Agreements and Pledge Agreements, the Credit Facility was collateralized by the first priority perfected liens on substantially all of the Company’s assets and the assets of its subsidiaries, except those of Palisades XVI. The Credit Facility was subject to an administrative fee of $75,000 upon the first drawdown of the Credit Facility. The Loan Agreement contained standard and customary representations and warranties, covenants, events of default and other provisions, including financial covenants that required the Company to: (i) maintain a minimum net worth of $150 million; and (ii) incur no net loss in any fiscal year. The term of the Credit Facility expired February 23, 2013. The Company never utilized this facility.

NOTE G — OTHER LIABILITIES

Other liabilities as of September 30, 2013 and 2012 are as follows:

	2013	2012
Accounts payable and accrued expenses	$2,274,000	$2,091,000
Accrued interest payable	4,000	192,000
Other	208,000	637,000

Total other liabilities	$2,486,000	$2,920,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE H — INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current:
Federal	$561,000	$3,437,000	$2,418,000
State	383,000	—	—
Federal true up		42,000	73,000

	944,000	3,479,000	2,491,000

Deferred:
Federal	212,000	1,813,000	2,963,000
State	8,000	1,580,000	1,648,000

	220,000	3,393,000	4,611,000

Provision for income taxes	$1,164,000	$6,872,000	$7,102,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2013, 2012 and 2011 as follows:

	2013	2012	2011
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	6.1	6.1	6.3
Deferred tax valuation allowance	—	—	1.8
Permanent difference in municipal interest	(7.5)	—	—
Permanent difference other	(0.7)	—	—
Federal prior year provision to tax return difference	(2.1)	.2	—
Other	(2.8)	.3	(1.8)

Effective income tax rate	27.0%	40.6%	40.3%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE H — INCOME TAXES (CONTINUED)

The Company recognized a net deferred tax asset of $10,443,000 and $10,410,000 as of September 30, 2013 and 2012, respectively. The components are as follows:

	September 30, 2013	September 30, 2012
Deferred and accrued revenue	$(414,000)	$(116,000)
Impairments/bad debt reserves	5,241,000	5,449,000
State tax net operating loss carryforward	9,524,000	9,671,000
Stock based compensation	2,133,000	1,737,000
Depreciation, amortization and other	(312,000)	(571,000)

Deferred income taxes	16,172,000	16,170,000
Deferred tax valuation allowance	(5,729,000)	(5,760,000)

Deferred income taxes	$10,443,000	$10,410,000

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss carryforwards (from September 30, 2009) is September 30, 2029. There are no federal net operating loss carryforwards.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2013. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $5.7 million as of September 30, 2013. The deferred tax valuation allowance decreased by $31,000 from 2012. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties arising from uncertain tax positions will be presented as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for 2013 and 2012.

The corporate federal income tax returns of the Company for 2009, 2010, 2011 and 2012 are subject to examination by the Internal Revenue Service (“IRS”) generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE H — INCOME TAXES (CONTINUED)

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

NOTE I — COMMITMENTS AND CONTINGENCIES

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive Officer, which expired on December 31, 2009. Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed.

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas and (iii) New York, New York. The leases are operating leases, and the Company incurred related rent expense in the amounts of $554,000, $413,000 and $305,000 during the years ended September 30, 2013, 2012 and 2011, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2014	$540,000
2015	505,000
2016	295,000
2017	248,000

$1,588,000

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

During fiscal year 2013, the Company received subpoenas from two jurisdictions seeking information and/or documentation regarding its business practices. One jurisdiction closed its investigation during fiscal year 2013 without taking any action against the Company. The Company is fully cooperating with the issuing agency in the other jurisdiction. The Company has not made any provision with respect to these matters in the financial statements because the Company does not believe that they are material to its business and financial condition.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE J — CONCENTRATIONS

At September 30, 2013, approximately 28% of the Company’s portfolio face value was serviced by seven collection organizations. The Company has servicing agreements in place with these seven collection organizations as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

NOTE K — STOCK OPTION PLANS

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors adopted the Company’s 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaces the Equity Compensation Plan (as defined below).

The 2012 Plan provides the Company with flexibility with respect to equity awards by also providing for grants of stock awards (i.e., restricted or unrestricted), stock purchase rights and stock appreciation rights, in addition to the granting of stock options.

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. In December 2012, the Company granted options to purchase shares of the Company and an award of restricted stock totaling 262,321 shares. Additionally, the Company granted 50,000 shares of the Company to non-executive employees in June 2013, leaving 1,687,679 shares available as of September 30, 2013. As of September 30, 2013, approximately 48 of the Company’s employees were eligible to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the board of directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan (as defined below).

In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e., restricted or unrestricted), stock purchase rights and stock appreciation rights.

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. As of March 21, 2012, no more awards could be issued under this plan.

2002 Stock Option Plan

On March 5, 2002, the board of directors adopted the Company’s 2002 Stock Option Plan (the “2002 Plan”), which was approved by the Company’s stockholders on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

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

September 30, 2013 and 2012

NOTE K — STOCK OPTION PLANS (CONTINUED)

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

The Company authorized 1,840,000 shares of Common Stock for issuance under the 1995 Plan. As of September 14, 2005, no more awards could be issued under this plan. All outstanding options under this plan expired in November 2013.

Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the income statement rather than a disclosure in the notes to the Company’s consolidated financial statements.

In June 2013, through a previous action of the Compensation Committee of the board of directors of the Company (the “Compensation Committee”) authorizing the Chief Executive Officer of the Company the discretion to grant stock option awards to non-officer employees, the Chief Executive Officer awarded 50,000 stock options to non-officer employees. The exercise price of these options, issued on June 13, 2013, was at the market price on that date. The options vest in three equal installments, accounted for as one graded vesting award, starting on the first anniversary of the grant. The assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.10%
Expected term (years)	6.2
Expected volatility	99.7%
Dividend yield	0.92%

In December 2012, the Compensation Committee granted 160,000 stock options, of which 65,000 options were awarded to three officers of the Company and 20,000 options were awarded to an employee of the Company. The remaining 75,000 shares were issued to six non-employee directors of the Company. The exercise price of these options, issued on December 18, 2012, was at the market price on that date. The options vest in three equal installments, accounted for as one graded vesting award, starting on the first anniversary of the grant. The assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.16%
Expected term (years)	6.0
Expected volatility	101.0%
Dividend yield	1.67%

In addition, the Company granted 102,321 restricted shares to the Chief Executive Officer of the Company. The shares vest in three equal installments, starting on the first anniversary of the grant.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE K — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

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

On December 22, 2011, the remaining 90,000 stock options were granted to selected non-officer employees of the Company. The exercise price of all stock options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE K — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

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

Risk-free interest rate	0.17%
Expected term (years)	10.0
Expected volatility	106.9%
Dividend yield	0.98%

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	1,499,471	$11.27	1,294,271	$11.41	922,039	$12.70
Options granted	210,000	9.36	360,000	7.87	384,800	7.53
Options cancelled	(50,000)	7.77	(15,300)	6.00	(6,300)	6.07
Options exercised	(36,700)	3.41	(139,500)	4.36	(6,268)	3.35

Outstanding options at the end of year	1,622,771	$11.31	1,499,471	$11.27	1,294,271	$11.41

Exercisable options at the end of year	1,108,271	$12.62	1,000,904	$12.93	992,607	$12.41

The Company recognized $1,683,000 of compensation expense related to stock options, for fiscal year 2013, including approximately $161,000 for non-vested options cancelled during the third quarter. The Company recognized $1,538,000 and $1,906,000 of compensation expense related to stock options in the fiscal years ended September 30, 2012 and 2011, respectively. As of September 30, 2013, there was $2,003,000 of unrecognized compensation cost related to unvested stock options. The weighted average remaining period over which such costs are expected to be recognized is 1.8 years.

The intrinsic value of the outstanding and exercisable options as of September 30, 2013 was approximately $974,000 and $654,000, respectively. The intrinsic value of the options exercised during fiscal years 2013 and 2012 was approximately $213,000 and $691,000, respectively. The fair value of the options exercised during the fiscal years ended September 30, 2013 and 2012 was approximately $339,000 and $1,299,000, respectively. The weighted average remaining contractual life of exercisable options is 3.9 years. The fair value of the stock options that vested during the 2013 fiscal year was approximately $1,289,000. The fair value of the awards granted during the fiscal year ended September 30, 2013 was $1,702,000. During 2013, proceeds from the exercise of stock options amounted to $125,000. There is no tax effect associated with these exercises.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE K — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

The following table summarizes information about the plans’ outstanding options as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.8751 - $ 5.7500	18,700	5.6	$2.95	18,700	$2.95
$ 5.7501 - $ 8.6250	790,800	7.4	7.81	486,300	7.77
$ 8.6251 - $14.3750	260,000	9.0	9.77	50,000	11.50
$14.3751 - $17.2500	198,611	0.1	14.88	198,611	14.88
$17.2501 - $20.1250	339,660	1.1	18.23	339,660	18.23
$25.8751 - $28.7500	15,000	3.2	28.75	15,000	28.75

	1,622,771	5.4	$11.31	1,108,271	$12.62

The following table summarizes information about restricted stock transactions:

	Year Ended September 30, 2013 Shares	Weighted Average Grant Date Fair Value	Year Ended September 30, 2012 Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	10,922	$7.63	21,843	$7.63
Awards granted	102,321	9.57	—	0.00
Vested	(10,922)	7.63	(10,921)	7.63
Forfeited	—	0.00	—	0.00

Unvested at the end of period	102,321	$9.57	10,922	$7.63

The Company recognized $273,000, $83,000 and $149,000 of compensation expense during the fiscal years ended September 30, 2013, 2012 and 2011, respectively, for restricted stock. As of September 30, 2013, there was a total of $723,000 of unrecognized compensation cost related to unvested restricted stock. The weighted average remaining period over which such costs are recognized is 2.2 years. The fair value of the awards granted during the fiscal year ended September 30, 2013 was $979,000. The fair value of the awards vested during the fiscal year ended September 30, 2013 was $83,000.

The Company recognized an aggregate total of $1,956,000, $1,623,000 and $2,055,000 in compensation expense for the fiscal years ended September 30, 2013, 2012 and 2011, respectively, for the stock options and restricted stock grants. As of September 30, 2013, there was a total of $2,726,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

NOTE L — STOCKHOLDERS’ EQUITY

In December 2012, the Board of Directors of the Company approved the payment of a special accelerated annual dividend of $0.08 per share to stockholders of record on December 24, 2012. The aggregate dividend of $1,030,000 was paid on December 28, 2012. No additional dividends were declared during fiscal year 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE L — STOCKHOLDERS’ EQUITY (CONTINUED)

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

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the purchase of up to $20 million of the Company’s common stock, which was effective through March 11, 2013. The Company purchased approximately 885,000 shares at an aggregate cost of approximately $7.9 million under the March 2012 Rule 10b5-1 Plan. Additionally, in June 2012, the Company repurchased 1.0 million shares of its common stock for $9.4 million in a privately negotiated transaction outside of the Rule 10b5-1 Plan. This share repurchase authorization superseded the authorization to repurchase shares in June 2011, pursuant to which the Company repurchased approximately 59,000 shares at an aggregate cost of approximately $457,000.

NOTE M — RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2013, 2012 and 2011 were $88,000, $108,000 and $106,000, respectively.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2013		September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Available-for-sale investments (Level 1)	$58,035,000	$58,035,000	$58,712,000	$58,712,000
Certificates of deposit (Level 1)	—	—	42,682,000	42,682,000
Consumer receivables acquired for liquidation (Level 3)	57,900,000	70,875,000	86,887,000	100,706,000
Financial liabilities
Non-Recourse Debt (Level 3)	35,760,000	27,000,000	61,463,000	61,463,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE N — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

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

Non-Recourse Debt — carries a variable rate. The fair value at September 30, 2013 is based on the discounted weighted average forecasted future collections of the Portfolio Purchase. The carrying value at September 30, 2012 approximated fair value because of the short term nature of the remaining loan term of the then-existing Receivable Finance Agreement.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of September 30, 2013, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2013. The Company had no Level 2 or Level 3 available-for-sale investments during the fiscal year ended September 30, 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013 and 2012

NOTE O — RELATED PARTY TRANSACTIONS

On December 12, 2011, the Company and A.L. Piccolo & Co., Inc. (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo will provide consulting services which include, but are not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“Services”). The Consulting Agreement shall be for a period of two years and Piccolo will receive compensation of $150,000 per annum payable monthly, a bonus of $25,000 per new transaction closed by the Company with Piccolo’s assistance (excluding any potential pending transactions) and 30,000 options per year, with such options vesting in three equal annual installments on the first, second and third anniversaries of the first grant date. The total expense recognized related to this agreement during the year ended September 30, 2013 amounted to $279,000.

NOTE P — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Total revenue	$10,552,000	$10,085,000	$12,668,000	$9,107,000	$42,412,000
Income (loss) before income taxes	4,390,000	1,560,000	(4,543,000)	2,901,000	4,308,000
Net income attributable to Asta Funding, Inc.	2,588,000	882,000	(2,737,000)	2,005,000	2,738,000
Basic net income (loss) per share attributable to Asta Funding, Inc.	$0.20	$0.07	$(0.21)	$0.16	$0.21
Diluted net income (loss) per share attributable to Asta Funding, Inc.	$0.20	$0.07	$(0.21)	$0.15	$0.21
2012
Total revenue	$10,439,000	$11,470,000	$11,571,000	$11,022,000	$44,502,000
Income before income taxes	4,999,000	4,181,000	5,136,000	2,624,000	16,940,000
Net income attributable to Asta Funding, Inc.	2,977,000	2,460,000	3,048,000	1,552,000	10,037,000
Basic net income per share attributable to Asta Funding, Inc.	$0.20	$0.17	$0.22	$0.12	$0.71
Diluted net income per share attributable to Asta Funding, Inc.	$0.20	$0.17	$0.21	$0.12	$0.70

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.