Form 10-Q
period 2013-12-31
ASTA FUNDING INC
filed 2014-02-10
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 8, 2013, the registrant had 12,974,239 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Cash and cash equivalents	$36,103,000	$35,179,000
Available for sale investments	58,479,000	58,035,000
Restricted cash	948,000	968,000
Consumer receivables acquired for liquidation (at net realizable value)	55,131,000	57,900,000
Structured settlements	30,436,000	—
Investment in personal injury claims	30,489,000	35,758,000
Due from third party collection agencies and attorneys	679,000	1,169,000
Prepaid and income taxes receivable	251,000	1,496,000
Furniture and equipment, net	956,000	1,106,000
Deferred income taxes	10,132,000	10,443,000
Goodwill	2,770,000	1,410,000
Other assets	4,721,000	4,383,000

Total assets	$231,095,000	$207,847,000

LIABILITIES
Non-recourse debt - Bank of Montreal	$33,132,000	$35,760,000
Other debt - CBC (including non-recourse notes payable amounting to $13.8 million at December 31, 2013)	23,363,000	—
Other liabilities	2,106,000	2,486,000

Total liabilities	58,601,000	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued — 14,917,977 at December 31, 2013 and September 30, 2013; and outstanding 12,974,239 at December 31, 2013 and September 30, 2013	149,000	149,000
Additional paid-in capital	79,522,000	79,104,000
Retained earnings	111,400,000	109,011,000
Accumulated other comprehensive loss	(755,000)	(674,000)
Treasury stock (at cost), 1,943,738 shares at December 31, 2013 and September 30, 2013	(17,805,000)	(17,805,000)
Non-controlling interest	(17,000)	(184,000)

Total stockholders’ equity	172,494,000	169,601,000

Total liabilities and stockholders’ equity	$231,095,000	$207,847,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Revenues
Finance income, net	$6,915,000	$8,490,000
Other income (includes ($25,000) and $175,000 during the three month periods ended December 31, 2013 and 2012, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities)	3,322,000	2,062,000

	10,237,000	10,552,000

Expenses
General and administrative	5,767,000	5,593,000
Interest expense	9,000	569,000

	5,776,000	6,162,000

Income before income taxes	4,461,000	4,390,000
Income tax expense (includes tax benefit / (expense) of $10,000 and ($71,000) during the three month periods ended December 31, 2013 and 2012, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities)	1,623,000	1,757,000

Net income	2,838,000	2,633,000
Less: net income attributable to non-controlling interest	449,000	45,000

Net income attributable to Asta Funding, Inc.	$2,389,000	$2,588,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.18	$0.20

Diluted	$0.18	$0.20

Weighted average number of shares outstanding:
Basic	12,974,239	12,941,242
Diluted	13,200,084	13,200,116

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Comprehensive income is as follows:
Net income	$2,838,000	$2,633,000

Net unrealized securities loss, net of tax benefit of $58,000 and $288,000 during the 3 month periods ended December 31, 2013 and 2012, respectively	(66,000)	(419,000)
Reclassification adjustments for securities sold during the period, net of tax benefit / (expense) of $10,000 and ($71,000) for the 3 months ended December 2013 and 2012, respectively	(15,000)	98,000

Other comprehensive loss	(81,000)	(321,000)

Total comprehensive income	$2,757,000	$2,312,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss		Non- Controlling Interest	Total Stockholders’ Equity
	Common Stock			Retained Earnings		Treasury Stock (1)
	Shares	Amount
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$109,011,000	$(674,000)	($17,805,000)	$(184,000)	$169,601,000
Stock based compensation expense			418,000					418,000
Net income				2,389,000			449,000	2,838,000
Unrealized loss on marketable securities					(81,000)			(81,000)
Distributions to non-controlling interest							(282,000)	(282,000)

Balance, December 31, 2013	14,917,977	$149,000	$79,522,000	$111,400,000	$(755,000)	($17,805,000)	$(17,000)	$172,494,000

(1)	Treasury shares are as follows: September 30, 2013, 1,923,738; December 31, 2013, 1,923,738.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Cash flows from operating activities
Net income	$2,838,000	$2,633,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,000	150,000
Deferred income taxes	379,000	379,000
Stock based compensation	418,000	439,000
Loss / (gain) on sale of available-for-sale securities	25,000	(175,000)
Changes in:
Prepaid and income taxes receivable	1,245,000	1,349,000
Due from third party collection agencies and attorneys	490,000	959,000
Other assets	(327,000)	(475,000)
Other liabilities	(736,000)	(446,000)

Net cash provided by operating activities	4,482,000	4,813,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(520,000)	—
Principal collected on receivables acquired for liquidation	3,289,000	5,114,000
Principal collected on receivables accounts represented by account sales	—	5,000
Purchase of available-for-sale securities	(5,618,000)	(23,674,000)
Proceeds from sale of available-for-sale securities	5,000,000	23,208,000
Proceeds from maturities of certificates of deposit	—	13,900,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—
Investments in personal injury claims – advances	(4,519,000)	(7,597,000)
Investments in personal injury claims – receipts	9,788,000	3,193,000
Capital expenditures	—	(674,000)

Net cash provided by investing activities	1,832,000	13,475,000

Cash flows from financing activities
Proceeds from exercise of stock options	—	11,000
Changes in restricted cash	20,000	361,000
Distribution to non-controlling interest	(282,000)	—
Repayment of non-recourse debt - Bank of Montreal	(2,628,000)	(2,620,000)
Repayment of other debt - CBC	(2,500,000)	—
Dividends paid	—	(1,290,000)
Purchase of treasury stock	—	(1,386,000)

Net cash used in financing activities	(5,390,000)	(4,924,000)

Net increase in cash and cash equivalents	924,000	13,364,000
Cash and cash equivalents at beginning of period	35,179,000	4,953,000

Cash and cash equivalents at end of period	$36,103,000	$18,317,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$10,000	$572,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	$—
Other debt - CBC	23,363,000	—

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), AGR Disability Help Center, LLC (“AGR-DHC”) and other subsidiaries, not all wholly owned (collectively, the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard®, Visa®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

The Company owns 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims and 80% of newly-acquired CBC Settlement Funding, LLC (“CBC”), which invests in structured settlements (see Note 5: Acquisition of CBC).

AGR-DHC is a disability advocacy group, assisting disabled individuals filing claims for disability benefits under the Social Security Act, from the filing of a claim to disability claim hearings and, if necessary, the appeals process.

Basis of Presentation

The condensed consolidated balance sheets as of December 31, 2013, the condensed consolidated statements of income for the three month periods ended December 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three month periods ended December 31, 2013 and 2012, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2013 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 2013 and 2012, are unaudited. The September 30, 2013 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2013 and September 30, 2013, the results of operations for the three month periods ended December 31, 2013 and 2012 and cash flows for the three month periods ended December 31, 2013 and 2012 have been made. The results of operations for the three month periods ended December 31, 2013 and 2012 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to Bank of Montreal. Palisades XVI holds the Great Seneca portfolio of $40.9 million and the Bank of Montreal loan of $33.1 million as of December 31, 2013.

Blue Bell Receivables I, LLC, Blue Bell Receivables II, LLC and Blue Bell Receivables III, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $15.5 million and the non-recourse notes payable of $13.8 million as of December 31, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation (continued)

Concentration of Credit Risk - Cash

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with seven banks at December 31, 2013 that exceeded the balance insured by the FDIC by approximately $32.1 million. The Company had cash balances with three banks which amounted to approximately $31.3 million as of December 31, 2013.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Consolidated Balance Sheet date of December 31, 2013, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements, except as indicated in Note 19.

Reclassifications

Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation, primarily related to certain balance sheet and cash flow items.

Note 2 — Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 — Investments

Available-for-Sale

Investments classified as available-for-sale at December 31, 2013 and September 30, 2013, consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013	$59,744,000	$—	$(1,265,000)	$58,479,000
September 30, 2013	$59,151,000	$27,000	$(1,143,000)	$58,035,000

The available-for-sale investments do not have any contractual maturities. The Company sold one investment during the first quarter of fiscal year 2014, with an aggregate realized loss of $25,000. Additionally, the Company received $186,000 in capital gains distributions during the first quarter of fiscal year 2014. The Company recorded a total of $161,000 in realized gain related to its available-for sale investments during the first quarter of fiscal year 2014. In the first quarter of fiscal year 2013, the Company sold two investments with an aggregate realized gain of $175,000 and also received $225,000 in capital gains distributions during that quarter. The Company recorded an aggregate realized gain of $400,000 related to its available-for-sale securities during the first quarter of fiscal year 2013.

At December 31, 2013, there were six investments, all in an unrealized loss position, four of which had current unrealized losses that had existed for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2013, approximately $7.5 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $47.6 million are accounted for using the cost recovery method, of which $40.9 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2013
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Acquisitions of receivable portfolio	—	520,000	520,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,748,000)	(3,455,000)	(10,203,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,000)	—	(1,000)
Finance income recognized (1)	6,231,000	684,000	6,915,000

Balance, end of period	$7,553,000	$47,578,000	$55,131,000

Finance income as a percentage of collections	92.3%	19.8%	67.8%

(1)	Includes $6.8 million derived from fully amortized pools.

	For the Three Months Ended December 31, 2012
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(9,473,000)	(4,126,000)	(13,599,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(10,000)	—	(10,000)
Finance income recognized (1)	7,629,000	861,000	8,490,000

Balance, end of period	$10,472,000	$71,296,000	$81,768,000

Finance income as a percentage of collections	80.5%	20.9%	62.4%

(1)	Includes $8.1 million derived from fully amortized pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

As of December 31, 2013, the Company had $55.1 million in consumer receivables acquired for liquidation, of which $7.5 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2014 (nine months remaining)	$3,839,000
September 30, 2015	1,047,000
September 30, 2016	812,000
September 30, 2017	645,000
September 30, 2018	546,000
September 30, 2019	441,000
September 30, 2020	223,000

Total	$7,553,000

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2013. There were no accretable yield adjustments in the first quarter of fiscal years 2014 and 2013. Changes in accretable yield for the three month periods ended December 31, 2013 and 2012 are as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2013	December 31, 2012
Balance at beginning of period	$1,116,000	$2,086,000
Income recognized on finance receivables, net	(6,231,000)	(7,629,000)
Additions representing expected revenue from purchases	—	—
Reclassifications from nonaccretable difference (1)	6,096,000	7,265,000

Balance at end of period	$981,000	$1,722,000

(1)	Includes portfolios that became zero basis during the period, removal of zero basis portfolios from the accretable yield calculation and other immaterial impairments and accretions based on the extension of certain collection curves.

During the three months ended December 31, 2013, the Company purchased $8.6 million of face value portfolios at a cost of $0.5 million, which are accounted for on the cost recovery method. There were no portfolio purchases during the three months ended December 31, 2012.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2013 and 2012, respectively.

	For the Three Months Ended December 31,
	2013	2012
Gross collections (1)	$17,325,000	$22,086,000
Commissions and fees (2)	7,121,000	8,477,000

Net collections	$10,204,000	$13,609,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million. The 20% non-controlling interests are held by certain former owners. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The noncontrolling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The noncontrolling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC. The noncontrolling interests owners are employed by CBC. If the employment is terminated, other than for cause, CBC could be required to purchase their membership interest in CBC. If the employment is terminated for any other reason, CBC has the right to purchase their noncontrolling interests. The purchase price would be determined by a third party appraiser and is payable over a period of time.

CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company accounted for this purchase in accordance with ASC Topic 805 “Business Combinations”. Under this guidance, an entity is required to recognize the assets acquired and liabilities assumed and the consideration given at their fair value on the acquisition date. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the December 31, 2013 acquisition date:

Cash	$351,000
Structured settlements	30,436,000
Other assets	11,000
Other liabilities	(356,000)
Other debt - CBC (including non-recourse notes payable amounting to $13.8 million) (see Note 10: Other debt-CBC)	(25,863,000)

Total identifiable net assets acquired	4,579,000
Goodwill (see Note 8: Goodwill)	1,360,000

Purchase Price	$5,939,000

As the transaction consummated on December 31, 2013, there were no actual operational results that were accretive to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal year 2013. Unaudited results of operations have been prepared as if the acquisition of CBC occurred at the beginning of the fiscal period. Total revenues, as reported, for the first quarter of fiscal year 2014 were $10,237,000. On a pro forma basis, total revenues would have been $11,329,000. Net income attributable to Asta Funding, Inc., as reported, was $2,389,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $2,431,000. Total revenues, as reported, for the first quarter of fiscal year 2013 were $10,552,000. On a pro forma basis, total revenues would have been $11,560,000. Net income attributable to Asta Funding, Inc., as reported, was $2,588,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $2,650,000.

The acquisition provides the Company with the opportunity to further diversify its portfolio.

Note 6 — Other Investments

Personal Injury Claims

Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $2.8 million and $1.2 million in interest and fees during the first quarter of fiscal years 2014 and 2013, respectively. The Company had a net invested balance of $30.5 million and $23.0 million on December 31, 2013 and 2012, respectively. The collections yielded net income attributable to non-controlling interest of $449,000 and $45,000 for the three month periods ending December 31, 2013 and 2012, respectively. Pegasus records reserves for bad debts, which, at December 31, 2013, amounted to $1.9 million.

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of December 31, 2013, the Company’s investment in cases through BPCM was approximately $1.9 million. There was no income recognized in either the first quarter of fiscal years 2014 and 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	December 31,	September 30,
	2013	2013
Furniture	$310,000	$310,000
Equipment	3,622,000	3,622,000
Software	1,211,000	1,211,000
Leasehold improvements	99,000	99,000

	5,242,000	5,242,000
Less accumulated depreciation	4,286,000	4,136,000

Balance, end of period	$956,000	$1,106,000

Note 8 – Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that an impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made. For each of the three month periods ended December 31, 2013 and 2012, management has determined that there was no impairment loss required to be recognized in the carrying value of goodwill.

The goodwill balances at September 30, 2013 and December 31, 2013 are as follows:

Balance, September 30, 2013	$1,410,000
Goodwill from acquisition (see Note 5: Acquisition of CBC)	1,360,000

Balance, December 31, 2013	$2,770,000

Note 9 — Non Recourse Debt — Bank of Montreal

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from Bank of Montreal (“BMO”), in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth, Fifth Amendments and the most recent agreement signed in August 2013.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Non Recourse Debt - Bank of Montreal (continued)

The aggregate minimum repayment obligations required under the Settlement Amendment, including interest and principal, for the fiscal years ending September 30, 2014 (9 months) and 2015 is $3.4 million and $3.6 million, respectively.

On December 31, 2013 and September 30, 2013, the outstanding balance on this loan was approximately $33.1 million and $35.8 million, respectively. The applicable interest rate at December 31, 2013 and September 30, 2013, was 0.42% and 0.43%, respectively. The average interest rate of the Receivable Financing Agreement was 0.42% and 3.71% for the three month periods ended December 31, 2013 and 2012, respectively. The Company’s average debt obligation for the three month periods ended December 31, 2013 and 2012 was approximately $34.2 million and $60.0 million, respectively.

Note 10 — Other Debt - CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. As of December 31, 2013, the remaining debt amounted to $23.4 million, which consists of $9.6 million from a line of credit from an institutional source and $13.8 million non-recourse notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at December 31, 2013:

	Interest Rate	December 31, 2013 Balance
Non-recourse, notes payable with varying monthly installments:
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,776,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	5,884,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	5,107,000

Subtotal notes payable		13,767,000
$12,500,000 revolving line of credit, $2,904,000 available as of December 31, 2013, interest terms are prime + 1% with floor of 5.5%, expiring on September 30, 2014	5.5%	9,596,000

Total debt – CBC		$23,363,000

Note 11— Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2014. The two CBC operating principals entered into renewable two-year employment contracts at the time of acquisition (see Note 5: Acquisition of CBC).

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey, Houston, Texas and New York, New York. Please refer to the Company’s consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission, for additional information. Upon the acquisition of CBC, the Company is a party to a lease agreement for a facility located in Conshohocken, Pennsylvania. The lease expires in August 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Commitments and Contingencies (continued)

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

Note 12 — Income Recognition, Impairments, and Commissions and Fees

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

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.

Finance income is recognized on cost recovery portfolios after the carrying value has been fully recovered through collections or amounts written down.

The Company accounts for its investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, income is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

The funding of BPCM matrimonial actions is on a non-recourse basis. BPCM income is recognized under the cost recovery method.

No income was recognized by the Company as of December 31, 2013, as a result of the CBC acquisition, since the consummation date was December 31, 2013. CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. Income is recognized on the interest method based on the cash flow of the structured settlement.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 — Income Recognition, Impairments, and Commissions and Fees (continued)

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were no impairments recorded during the quarters ended December 31, 2013 and 2012.

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

(Unaudited)

Note 12 — Income Recognition, Impairments, and Commissions and Fees (continued)

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

Note 13 — Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards, which expire in September 2029. The provision for income tax expense for the three month periods ended December 31, 2013 and 2012 reflects income tax expense at an effective rate of 36.4% and 40.0%, respectively. There was no change in the valuation allowance for the three month period ended December 31, 2013.

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

Note 14 — Net Income per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	(Income)	Shares	Amount
Basic	$2,389,000	12,974,239	$0.18	$2,588,000	12,941,242	$0.20

Effect of Dilutive Stock		225,845			258,874

Diluted	$2,389,000	13,200,084	$0.18	$2,588,000	13,200,116	$0.20

At December 31, 2013, 960,669 options at a weighted average exercise price of $12.33 were not included in the diluted earnings per share calculation as they were antidilutive.

At December 31, 2012, 1,013,189 options at a weighted average exercise price of $13.12 were not included in the diluted earnings per share calculation as they were antidilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 — Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

In December 2013, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 156,700 stock options, of which 70,000 options were awarded to the Officers of the Company and the remaining 86,700 stock options were awarded to non-officer employees of the Company. The exercise price of these options, issued on December 12, 2013, was at the market price on that date. The options vest in three equal annual installments and accounted for as one graded vesting award. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	6.5
Expected volatility	98.3%
Dividend yield	0.00%

In December 2012, the Compensation Committee granted 160,000 stock options, of which 65,000 options were awarded to three officers of the Company and 20,000 options were awarded to an employee of the Company. The remaining 75,000 shares were issued to six non-employee directors of the Company. The exercise price of these options, issued on December 18, 2012, was at the market price on that date. The options vest in three equal annual installments and accounted for as one graded vesting award. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.16%
Expected term (years)	6.0
Expected volatility	101.0%
Dividend yield	1.67%

In addition, the Company granted 102,321 restricted shares to the Chief Executive Officer of the Company. The shares vest in three equal annual installments.

Note 16 — Stock Option Plans

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 366,700 shares and an award of 102,321 shares of restricted stock, leaving 1,530,979 shares available as of December 31, 2013. As of December 31, 2013, approximately 53 of the Company’s employees were able to participate in the 2012 Plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 — Stock Option Plans (continued)

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

Summary of the Plans

Compensation expense for stock options and restricted stock is recognized over the vesting period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 — Stock Option Plans (continued)

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Three Months Ended December 31,
	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,622,771	$11.31	1,499,471	$11.27
Options granted	156,700	8.49	160,000	9.57
Options exercised	—	—	(1,600)	6.96
Options forfeited/canceled	(210,767)	14.39	—	—

Outstanding options at the end of period	1,568,704	$10.61	1,657,871	$11.11

Exercisable options at the end of period	977,035	$11.95	1,123,070	$12.36

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Weighted	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	17,500	5.3	$2.95	17,500	$2.95
$5.7501 – $8.6250	934,600	7.6	7.93	499,600	7.77
$8.6251 – $14.3750	260,000	8.8	9.77	103,331	10.50
$14.3751 – $17.2500	1,944	0.4	15.99	1,944	15.99
$17.2501 – $20.1250	339,660	0.8	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	3.0	28.75	15,000	28.75

	1,568,704	6.3	$10.61	977,035	$11.95

The Company recognized $336,000 and $409,000 of compensation expense related to the stock option grants during the three month periods ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $2,718,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.9 years.

The intrinsic value of the outstanding and exercisable options as of December 31, 2013 was approximately $574,000 and $422,000, respectively. The weighted average remaining contractual life of exercisable options is 4.7 years. There were no options exercised during the three month period ended December 31, 2013. The intrinsic value and the fair value of the options exercised during the three month period ended December 31, 2012 was approximately $5,000 and $9,000, respectively. The proceeds from the exercise of the stock options exercised during the first quarter of fiscal year 2013 were approximately $11,000. There was no tax effect associated with this exercise. The fair value of the stock options that vested during the three month periods ended December 31, 2013 and 2012 was approximately $481,000 and $833,000, respectively. The fair value of the awards granted during the three month periods ended December 31, 2013 and 2012 was approximately $1,021,000 and $1,316,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 — Stock Option Plans (continued)

The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2013		2012
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	102,321	$9.57	10,922	$7.63
Awards granted	—	—	102,321	9.57
Vested	(34,107)	9.57	(10,922)	7.63
Forfeited	—	—	—	—

Unvested at the end of period	68,214	$9.57	102,321	$9.57

The Company recognized $82,000 and $30,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $641,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs are recognized is 2.0 years. There were no awards granted during the first quarter of fiscal year 2014. The fair value of the awards granted during the first quarter of fiscal year 2013 was approximately $979,000. The fair value of the awards vested during the first quarter of fiscal year 2014 and 2013 was $326,000 and $83,000, respectively.

The Company recognized an aggregate total of $418,000 and $439,000 in compensation expense for the three month periods ended December 31, 2013 and 2012, respectively, for the stock options and restricted stock grants. As of December 31, 2013, there was a total of $3,359,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 17 — Stockholders’ Equity

There were no dividends declared or paid during the three months ended December 31, 2013. During September 2012, the Company declared a cash dividend aggregating $260,000 ($0.02 per share) which was paid November 1, 2012. On December 13, 2012, the Board of Directors of the Company approved the payment of a special accelerated annual dividend of $0.08 per share to shareholders of record on December 24, 2012. The aggregate dividend of $1,030,000 was paid on December 28, 2012.

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the repurchase of up to $20 million of the Company’s common stock, which was effective through March 11, 2013. During the three month period ended December 31, 2012, the Company purchased approximately 151,000 shares at an aggregate cost of approximately $1,386,000 under the plan. The Plan expired in March 2013.

As of December 31, 2013, stockholders equity includes an amount for other comprehensive loss of $755,000, which reflects unrealized losses in available-for-sale securities. In addition, $17,000 related to the non-controlling interest in Pegasus has been included in stockholders’ equity.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18 — Fair Value of Financial Measurements and Disclosures

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2013		September 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Available-for-sale investments (Level 1)	$58,479,000	$58,479,000	$58,035,000	$58,035,000
Consumer receivables acquired for liquidation (Level 3)	55,131,000	61,833,000	57,900,000	70,875,000
Structured settlements (Level 3)	30,436,000	30,436,000	—	—
Financial liabilities
Non-Recourse Debt Bank of Montreal (Level 3)	33,132,000	24,570,000	35,760,000	27,000,000
Other debt - CBC, revolving line of credit (Level 3)	9,596,000	9,596,000	—	—
Other debt - CBC, non-recourse notes payable with varying installments (Level 3)	13,767,000	13,767,000	—	—

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements.

Non-recourse Debt – Bank of Montreal – carries a variable rate. The fair value at December 31, 2013 and September 30, 2013 was based on the discounted weighted average forecasted future collections of the Portfolio Purchase.

Other debt – CBC, revolving line of credit - The Company determined the fair value based on similar instruments that are available to the Company.

Other debt – CBC, non-recourse notes payable with varying installments - The fair value at December 31, 2013 was based on the discounted forecasted future collections of the structured settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18 — Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of December 31, 2013, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the three month period ended December 31, 2013. The Company had no Level 2 or Level 3 available-for-sale investments during the first quarter of fiscal year 2014.

Note 19 — Subsequent Events

On February 7, 2014, the manager of AGR Disability Help Center was terminated for cause. A replacement has been hired and the team is in place to continue the management of AGR Disability Help Center.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and Item 1A of this Quarterly Report on Form 10-Q.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), Pegasus Funding, LLC (“Pegasus”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is primarily engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. While the overall returns to Pegasus are currently estimated to be in excess of 20% per annum, the Company reserves the right to terminate Pegasus if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. As of December 31, 2013, the Company has invested approximately $30.5 million in personal injury cases.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of December 31, 2013, we have invested $1.9 million in cases managed by this Venture.

We provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At December 31, 2013, the balance on the revolving line of credit was approximately $1.0 million.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlement industry.

CBC has a portfolio of structured settlements which is financed by approximately $25 million of debt, including an existing $12.5 million line of credit (scheduled to increase to $15 million) from an institutional source and notes issued by CBC to third party investors.

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

We account for our investment in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”) 310, Receivables — Loans and Debt Securities Acquired with Deteriorating Credit Quality (“ASC 310”). Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

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

Results of Operations

Three-Months Period Ended December 31, 2013, Compared to the Three-Months Ended December 31, 2012

Finance income. For the three months ended December 31, 2013, finance income decreased $1.6 million or 18.6% to $6.9 million from $8.5 million for the three months ended December 31, 2012. The decrease is primarily due to the lower level of portfolio purchases over the last three and one half years and, as a result, the increased number of our portfolios that are in the later stages of their yield curves. Income from fully amortized portfolios (zero basis revenue) decreased $1.3 million to $6.8 million in the three months ended December 31, 2013 compared to $8.1 million in the same prior year period. We purchased a consumer debt portfolio in the first quarter ended December 31, 2013 with a face value of $8.6 million at a cost of $520,000, accounted for on the cost recovery method. We did not purchase any consumer debt portfolios in the first quarter of fiscal year 2013. Net collections for the three months ended December 31, 2013 decreased 25.0% to $10.2 million from $13.6 million for the same prior year period. The decrease is due to the lower level of purchases over the last three and one half years. During the first quarter of fiscal year 2014, gross collections decreased 21.6% or $4.8 million to $17.3 million from $22.1 million for the three months ended December 31, 2012. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.4 million, or 16.0%, to $7.1 million for the current fiscal three-month period from $8.5 million for the three months ended December 31, 2012. Commissions and fees amounted to 41.1% of gross collections for the three month period ended December 31, 2013, compared to 38.4% in the same period of the prior year.

Other income. The following table summarizes other income for the three month periods ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Interest and dividend income	$345,000	$410,000
Personal injury fee income	2,779,000	1,242,000
Realized gain	160,000	400,000
Other	38,000	10,000

	$3,322,000	$2,062,000

General and administrative expenses. During the three-month period ended December 31, 2013, general and administrative expense increased $0.2 million, or 3.1%, to $5.8 million from $5.6 million for the three-months ended December 31, 2012. The increase is primarily attributable to the inclusion AGR-DHC, the new disability unit that works as advocates for individuals seeking disability benefits. The primary cost to grow the business is advertising expenses.

Interest expense. During the three-month period ended December 31, 2013, interest expense decreased $560,000 or 98.4% from $569,000 in the prior year period to $9,000 for the same period in the current year. The lower interest expense in the first quarter of fiscal year 2014 is related to the Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) signed on August 7, 2013 as an amendment to the Receivables Financing Agreement. As a result, the interest rate was significantly reduced to an average rate of 0.42% during the first quarter of fiscal year 2014, compared to 3.05% during the comparable prior year period.

Income tax expense. Income tax expense, consisting of federal and state income taxes, for three months ended December 31, 2013 was $1.6 million as compared to $1.8 million for the three months ended December 31, 2012. The state portion of the income tax provision for the first quarter of fiscal year 2013 and 2012 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Net income. For the three months ended December 31, 2013, net income was $2.4 million as compared to $2.6 million for the corresponding prior year period. The decrease is primarily due to the decrease in revenue from the prior period.

Income attributable to non-controlling interest. Income attributable to non-controlling interest of $449,000 is the portion of results attributable to Pegasus Funding, LLC for the first quarter of fiscal year 2014 as compared to $45,000 from the first quarter of fiscal year 2013. The increase in income attributable to non-controlling interest is due to the improved results of Pegasus Funding, LLC., primarily due to the increase in revenue which increased by $1.6 million to $2.8 million in the first quarter of fiscal year 2014 as compared to $1.2 million in fiscal year 2013.

Net income attributable to Asta Funding, Inc. Net income attributable to Asta Funding, Inc. was $2.4 million in the first quarter of fiscal year 2014 as compared to $2.6 million in the first quarter of fiscal year 2013.

Liquidity and Capital Resources

Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired and personal injury claims settled. Our primary uses of cash include our acquisition of receivable portfolios, investments in personal injury claims, interest payments, costs involved in the collections of consumer receivables and personal injury claims, taxes and dividends, if approved, and repayment of debt. We currently rely on cash provided by operations to provide the funds necessary for the acquisition of receivables, investments in personal injury claims and general operations of the business.

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from BMO, in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth, Fifth Amendments and the most recent agreement signed in August 2013, discussed below.

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

The aggregate minimum repayment obligations required under the Settlement Amendment, including interest and principal, for the fiscal years ending September 30, 2014 (9 months) and 2015 is $3.4 million and $3.6 million, respectively.

On December 31, 2013 and September 30, 2013, the outstanding balance on this loan was approximately $33.1 million and $35.8 million, respectively. The applicable interest rate at December 31, 2013 and September 30, 2013 was 0.42% and 0.43%, respectively. The average interest rate of the Receivable Financing Agreement was 0.42% and 3.71% for the three month periods ended December 31, 2013 and 2012, respectively. The Company’s average debt obligation for the three month periods ended December 31, 2013 and 2012 was approximately $34.2 million and $60.0 million, respectively.

Other Investments – Personal Injury Claims

On December 28, 2011, we formed a joint venture Pegasus Funding, LLC (“Pegasus”) with Pegasus Legal Funding, LLC (“PLF”). Pegasus purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties – Asta Funding, Inc. 80% and PLF, 20%

Other Investments – Divorce Funding

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

Other Investments – Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired debt that totaled $23 million consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries.

Cash Flow

As of December 31, 2013, our cash increased $0.9 million to $36.1 million from $35.2 million at September 30, 2013.

Net cash provided by operating activities was $4.5 million during the three months ended December 31, 2013 compared to $4.8 million during the three months ended December 31, 2012. The decrease is primarily due to a decrease in other liabilities offset by an increase in collections from third party collection agencies and attorneys. Net cash provided by investing activities was $1.8 million during the three month period ended December 31, 2013 compared to $13.5 million during the three months ended December 31, 2012, reflecting proceeds from maturities of certificates of deposit in the prior fiscal year and the CBC acquisition in the current period, partially offset by a decrease in the personal injury claim investment. Net cash used in financing activities increased from $4.9 million in the period ended December 31, 2012 to $5.4 million in the current period. This increase is a reflection of the decrease in restricted cash in the current period.

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

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. We will continue to consider other financing options.

Our business model affords us the ability to sell accounts on an opportunistic basis; however, account sales have been immaterial in recent quarters.

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2013
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Acquisitions of receivable portfolio	—	520,000	520,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,748,000)	(3,455,000)	(10,203,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,000)	—	(1,000)
Finance income recognized (1)	6,231,000	684,000	6,915,000

Balance, end of period	$7,553,000	$47,578,000	$55,131,000

Finance income as a percentage of collections	92.3%	19.8%	67.8%

(1)	Includes $6.8 million derived from fully amortized pools.

	For the Three Months Ended December 31, 2012
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(9,473,000)	(4,126,000)	(13,599,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(10,000)	—	(10,000)
Finance income recognized (1)	7,629,000	861,000	8,490,000

Balance, end of period	$10,472,000	$71,296,000	$81,768,000

Finance income as a percentage of collections	80.5%	20.9%	62.4%

(1)	Includes $8.1 million derived from fully amortized pools.

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2013	$1,000	$1,000
Three months ended December 31, 2012	$10,000	$5,000

Portfolio Performance (1)

( Interest method portfolios only )

		Cash Collections	Estimated	Total	Total Estimated Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	65,120,000	105,766,000	—	105,766,000	162%
2002	36,557,000	48,329,000	—	48,329,000	132%
2003	115,626,000	224,590,000	—	224,590,000	194%
2004	103,743,000	194,654,000	18,000	194,672,000	188%
2005	126,023,000	230,760,000	356,000	231,116,000	183%
2006	163,392,000	276,799,000	900,000	277,699,000	170%
2007	109,235,000	111,216,000	3,308,000	114,524,000	105%
2008	26,626,000	54,125,000	—	54,125,000	203%
2009	19,127,000	41,824,000	—	41,824,000	219%
2010	7,212,000	24,473,000	—	24,473,000	339%
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	3,341,000	390,000	3,952,000	4,342,000	130%
2014	—	—	—	—	—

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include collections from portfolios that are zero basis.
(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. At December 31, 2013, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $33.1 million. Through our acquisition of CBC we acquired approximately $23.4 million of debt consisting of $9.6 million through a line of credit at a rate of 5.5% from a financial institution and $13.8 million of non-recourse notes at varying rates from 7.125% to 8.75% issued by CBC’s subsidiaries. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

As of December 31, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There had been certain improvements in our internal control over financial reporting during our first quarter ended December 31, 2013. These changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the acquisition of CBC Settlement Funding, LLC the following risk factor is disclosed in the first quarter of fiscal year 2014:

We are subject to various risks in connection with our structured settlement funding business.

Risks of the structured settlement funding business include the potential regulation that could stem from the Dodd Frank Act, state regulation and/or any other change in statutory or case law which may limit or restrict the ability of our structured settlement business to: make investments; the effectiveness of our marketing programs; and our ability to continue to grow the volume of structured settlements. Our failure or inability to execute any element of our business strategy could materially adversely affect our business, financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: February 10, 2014	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2014	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation