Form 10-Q
period 2014-03-31
ASTA FUNDING INC
filed 2014-05-08
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, the registrant had 12,984,239 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
Cash and cash equivalents	$28,275,000	$35,179,000
Available for sale investments	69,539,000	58,035,000
Restricted cash	801,000	968,000
Consumer receivables acquired for liquidation (at net realizable value)	52,071,000	57,900,000
Structured settlements	33,330,000	—
Investment in personal injury claims	30,318,000	35,758,000
Due from third party collection agencies and attorneys	1,554,000	1,169,000
Prepaid and income taxes receivable	—	1,496,000
Furniture and equipment, net	806,000	1,106,000
Deferred income taxes	9,691,000	10,443,000
Goodwill	2,770,000	1,410,000
Other assets	4,923,000	4,383,000

Total assets	$234,078,000	$207,847,000

LIABILITIES
Non-recourse debt – Bank of Montreal	$30,778,000	$35,760,000
Other debt – CBC (including non-recourse notes payable amounting to $13.5 million at March 31, 2014)	26,217,000	—
Other liabilities	2,425,000	2,486,000
Income taxes payable	201,000	—

Total liabilities	59,621,000	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued — 12,984,239 at March 31, 2014 and 14,917,977 at September 30, 2013; and outstanding 12,984,239 at March 31, 2014 and 12,974,239 at September 30, 2013	130,000	149,000
Additional paid-in capital	62,189,000	79,104,000
Retained earnings	112,842,000	109,011,000
Accumulated other comprehensive loss	(303,000)	(674,000)
Treasury stock (at cost), 0 shares at March 31, 2014 and 1,943,738 shares at September 30, 2013	—	(17,805,000)
Non-controlling interest	(401,000)	(184,000)

Total stockholders’ equity	174,457,000	169,601,000

Total liabilities and stockholders’ equity	$234,078,000	$207,847,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues:
Finance income on consumer receivables, net	$6,989,000	$8,263,000	$13,904,000	$16,753,000
Personal injury claims income	1,166,000	1,392,000	3,945,000	2,634,000
Unrealized gain on structured settlements	820,000	—	820,000	—
Interest income on structured settlements	715,000	—	715,000	—
Other income (includes $0 during the three month periods ended March 31, 2014 and 2013, and ($25,000) and $175,000 during the six month periods ended March 31, 2014 and 2013, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities)	491,000	430,000	1,034,000	1,250,000

	10,181,000	10,085,000	20,418,000	20,637,000

Expenses:
General and administrative	7,738,000	5,788,000	13,505,000	11,381,000
Interest	398,000	534,000	407,000	1,103,000
Impairments of consumer receivables acquired for liquidation	—	2,203,000	—	2,203,000

	8,136,000	8,525,000	13,912,000	14,687,000

Income before income tax	2,045,000	1,560,000	6,506,000	5,950,000
Income tax expense (includes tax benefit / (expense) of $0 during the three month periods ended March 31, 2014 and 2013, and $10,000 and ($71,000) during the six month periods ended March 31, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) gains on available for sale securities)	589,000	600,000	2,212,000	2,357,000

Net Income	1,456,000	960,000	4,294,000	3,593,000
Less: net income attributable to non-controlling interest	14,000	78,000	463,000	123,000

Net income attributable to Asta Funding, Inc.	$1,442,000	$882,000	$3,831,000	$3,470,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.11	$0.07	$0.30	$0.27
Diluted	$0.11	$0.07	$0.29	$0.26
Weighted average number of common shares outstanding:
Basic	12,979,350	12,943,896	12,976,766	12,942,554
Diluted	13,209,314	13,226,351	13,204,671	13,213,218

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Comprehensive income is as follows:
Net income	$1,456,000	$960,000	$4,294,000	$3,593,000

Net unrealized securities gain / (loss), net of (taxes) / tax benefit of ($306,000) and ($18,000), during the 3 month periods ended March 31, 2014 and 2013, respectively, and ($248,000) and $128,000 during the 6 month periods ended March 31, 2014 and 2013, respectively.	452,000	26,000	386,000	(191,000)
Reclassification adjustments for securities sold, net of tax benefit of $0 and $0, during both 3 month periods ended March 31, 2014 and 2013, and $10,000 and $71,000, during the 6 month periods ended March 31, 2014 and 2013, respectively.	—	—	(15,000)	(104,000)

Other comprehensive income (loss)	452,000	26,000	371,000	(295,000)

Total comprehensive income	$1,908,000	$986,000	$4,665,000	$3,298,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock (1)	Interest	Equity
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$109,011,000	$(674,000)	($17,805,000)	$(184,000)	$169,601,000
Exercise of options	10,000	—	30,000	—	—	—	—	30,000
Stock based compensation expense	—	—	841,000	—	—	—	—	841,000
Net income	—	—	—	3,831,000	—	—	463,000	4,294,000
Unrealized loss on marketable securities	—	—	—	—	371,000	—	—	371,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)	—	—	17,805,000	—	0
Distributions to non-controlling interest	—	—	—	—	—	—	(680,000)	(680,000)

Balance, March 31, 2014	12,984,239	$130,000	$62,189,000	$112,842,000	$(303,000)	$0	$(401,000)	$174,457,000

(1)	Treasury shares at September 30, 2013 totaled 1,943,738.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$4,294,000	$3,593,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,000	300,000
Deferred income taxes	514,000	518,000
Impairment of consumer receivables acquired for liquidation	—	2,203,000
Stock based compensation	841,000	885,000
Loss / (gain) on sale of available-for-sale securities	25,000	(175,000)
Structured settlements accrued interest and gains	(1,528,000)	—
Changes in:
Prepaid and income taxes receivable	1,496,000	1,809,000
Due from third party collection agencies and attorneys	(385,000)	845,000
Other assets	(529,000)	(468,000)
Income taxes payable	201,000	—
Other liabilities	(417,000)	(640,000)

Net cash provided by operating activities	4,812,000	8,870,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(969,000)	—
Principal collected on receivables acquired for liquidation	6,798,000	9,852,000
Principal collected on receivables accounts represented by account sales	—	8,000
Purchase of available-for-sale securities	(15,920,000)	(27,740,000)
Proceeds from sale of available-for-sale securities	5,000,000	27,008,000
Proceeds from maturities of certificates of deposit	—	22,726,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—
Investments in personal injury claims – advances	(10,019,000)	(15,954,000)
Investments in personal injury claims – receipts	15,459,000	6,363,000
Investment in structured settlements – advances	(2,359,000)	—
Investments in structured settlements – receipts	993,000	—
Capital expenditures	—	(725,000)

Net cash (used in) provided by investing activities	(6,605,000)	21,538,000

Cash flows from financing activities
Proceeds from exercise of stock options	30,000	24,000
Changes in restricted cash	167,000	163,000
Distribution to non-controlling interest	(680,000)	—
Repayment of non-recourse debt	(4,982,000)	(4,640,000)
Net borrowings of other debt	354,000	—
Dividends paid	—	(1,290,000)
Purchase of treasury stock	—	(1,579,000)

Net cash used in financing activities	(5,111,000)	(7,322,000)

Net (decrease) increase in cash and cash equivalents	(6,904,000)	23,086,000
Cash and cash equivalents at beginning of period	35,179,000	4,953,000

Cash and cash equivalents at end of period	$28,275,000	$28,039,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$420,000	$1,113,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	$—
Other debt – CBC	23,363,000	—
Retirement of treasury stock	17,805,000	—

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR National Disability Advocates, LLC (“GAR National Disability”) (formerly known as AGR Disability Help Center, LLC) and other subsidiaries, not all wholly owned (collectively, the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard®, Visa®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

The Company owns 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims and 80% of CBC Settlement Funding, LLC (“CBC”), which invests in structured settlements (see Note 5: Acquisition of CBC).

GAR National Disability is a non-attorney advocacy group, which obtains and represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of income for the six and three month periods ended March 31, 2014 and 2013, the condensed consolidated statements of comprehensive income for the six and three month periods ended March 31, 2014 and 2013, the condensed consolidated statement of stockholders’ equity as of and for the six months ended March 31, 2014 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2014 and 2013, are unaudited. The September 30, 2013 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2014 and September 30, 2013, the results of operations for the six and three month periods ended March 31, 2014 and 2013 and cash flows for the six month periods ended March 31, 2014 and 2013 have been made. The results of operations for the six and three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to Bank of Montreal. Palisades XVI holds the Great Seneca portfolio of $38.4 million and the Bank of Montreal loan of $30.8 million as of March 31, 2014.

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC and Blue Bell Receivables III, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $12.7 million and the non-recourse notes payable of $13.5 million as of March 31, 2014.

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

Basis of Presentation (continued)

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

Concentration of Credit Risk – Cash

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with eight banks which amounted to approximately $27.7 million as of March 31, 2014.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Consolidated Balance Sheet date of March 31, 2014, for items that should potentially be recognized or disclosed in these financial statements. On May 2, 2014, the Company entered into a line of credit agreement with Bank Hapoalim. The line of credit is $20 million with a term of three years. See Note 20 for more information.

Reclassifications

Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation, primarily related to certain balance sheet, income statement and cash flow items.

Note 2 — Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 — Investments

Available-for-Sale

Investments classified as available-for-sale at March 31, 2014 and September 30, 2013, consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014	$70,046,000	$120,000	$(627,000)	$69,539,000
September 30, 2013	$59,151,000	$27,000	$(1,143,000)	$58,035,000

The available-for-sale investments do not have any contractual maturities. The Company sold one investment during the first six months of fiscal year 2014, with an aggregate realized loss of $25,000. In the first six months of fiscal year 2013, the Company sold two investments with an aggregate realized gain of $175,000. There was no sale of investments during the second quarter of either fiscal year 2014 or fiscal year 2013.

At March 31, 2014, there were six investments, four of which were in an unrealized loss position that had current unrealized losses existing for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

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

Once a static pool is established for a quarter, individual accounts receivable are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred until such time as a review results in a change in the expected cash flows. The estimated future cash flows are reevaluated quarterly.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company uses the interest method for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2014, approximately $7.0 million of the consumer receivables acquired for liquidation are accounted for using the interest method, while approximately $45.1 million are accounted for using the cost recovery method, of which $38.4 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Six Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Acquisition of receivable portfolios	—	969,000	969,000
Net cash collections from collection of consumer receivables acquired for liquidation	(13,609,000)	(7,091,000)	(20,700,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,000)	—	(2,000)
Finance income recognized (1)	12,510,000	1,394,000	13,904,000

Balance, end of period	$6,970,000	$45,101,000	$52,071,000

Finance income as a percentage of collections	91.9%	19.7%	67.2%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$12,269,000	$1,394,000	$13,663,000
Non-fully amortized portfolios	241,000	—	241,000

Finance income recognized	$12,510,000	$1,394,000	$13,904,000

	For the Six Months Ended March 31, 2013
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(18,290,000)	(8,306,000)	(26,596,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(17,000)	—	(17,000)
Impairment	(2,203,000)	—	(2,203,000)
Finance income recognized (1)	14,997,000	1,756,000	16,753,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	81.9%	21.1%	63.0%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$14,319,000	$1,756,000	$16,075,000
Non-fully amortized portfolios	678,000	—	678,000

Finance income recognized	$14,997,000	$1,756,000	$16,753,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

	For the Three Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$7,553,000	$47,578,000	$55,131,000
Acquisition of receivable portfolio	—	449,000	449,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,861,000)	(3,636,000)	(10,497,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,000)	—	(1,000)
Finance income recognized (1)	6,279,000	710,000	6,989,000

Balance, end of period	$6,970,000	$45,101,000	$52,071,000

Finance income as a percentage of collections	91.5%	19.5%	66.6%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$6,159,000	$710,000	$6,869,000
Non-fully amortized portfolios	120,000	—	120,000

Finance income recognized	$6,279,000	$710,000	$6,989,000

	For the Three Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$10,472,000	$71,296,000	$81,768,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,817,000)	(4,180,000)	(12,997,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,000)	—	(7,000)
Impairment	(2,203,000)	—	(2,203,000)
Finance income recognized (1)	7,368,000	895,000	8,263,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	83.5%	21.4%	63.5%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$7,032,000	$895,000	$7,927,000
Non-fully amortized portfolios	336,000	—	336,000

Finance income recognized	$7,368,000	$895,000	$8,263,000

The deferred finance income balance is reported as a part of the consumer receivables acquired for liquidation (at net realizable value) at March 31, 2014 as follows:

Gross consumer receivables acquired for liquidation	$60,084,000
Accrued finance income, net	1,092,000
Impairment reserve	(9,105,000)

Consumer receivables acquired for liquidation (at net realizable value)	$52,071,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

As of March 31, 2014, the Company had $52.1 million in consumer receivables acquired for liquidation, of which $7.0 million are accounted for on the interest method. Based upon current projections, net cash collections, applied to principal for interest method portfolios will be as follows for the twelve months in the periods ending:

September 30, 2014 (six months remaining)	$2,814,000
September 30, 2015	1,156,000
September 30, 2016	893,000
September 30, 2017	699,000
September 30, 2018	589,000
September 30, 2019	509,000
September 30, 2020	310,000

Total	$6,970,000

Accretable yield represents the amount of finance income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of March 31, 2014. There were no accretable yield adjustments in the six month periods ended March 2014 and 2013. Changes in accretable yield for the six month and three month periods ended March 31, 2014 and 2013 are as follows:

	Six Months	Six Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$1,116,000	$2,086,000
Finance income recognized on finance receivables, net	(12,510,000)	(14,997,000)
Reclassifications from nonaccretable difference (1)	12,255,000	13,853,000

Balance at end of period	$861,000	$942,000

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Balance at beginning of period	$981,000	$1,722,000
Finance income recognized on finance receivables, net	(6,279,000)	(7,368,000)
Reclassifications from nonaccretable difference (1)	6,159,000	6,588,000

Balance at end of period	$861,000	$942,000

(1)	Includes portfolios that became zero basis during the period, removal of zero basis portfolios from the accretable yield calculation and other immaterial impairments and accretions based on the extension of certain collection curves.

During the six and three month periods ended March 31, 2014, the Company purchased $17.1 million and $8.5 million, respectively, of face value portfolios, at a cost of $1.0 million and $0.5 million, respectively, all of which are accounted for on the cost recovery method. There were no portfolio purchases during the six months ended March 31, 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2014 and 2013, respectively.

	For the Six Months Ended March 31,
	2014	2013
Gross collections (1)	$33,692,000	$42,940,000
Commissions and fees (2)	12,990,000	16,327,000

Net collections	$20,702,000	$26,613,000

	For the Three Months Ended March 31,
	2014	2013
Gross collections (1)	$16,367,000	$20,854,000
Commissions and fees (2)	5,869,000	7,850,000

Net collections	$10,498,000	$13,004,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC, for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million. The 20% non-controlling interests are held by two of the original owners of CBC. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The non-controlling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The non-controlling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC. The non-controlling interests owners are employed by CBC. If the employment is terminated, other than for cause, CBC could be required to purchase their membership interest in CBC. If the employment is terminated for any other reason, CBC has the right to purchase their non-controlling interests. The purchase price would be determined by a third party appraiser and is payable over a period of time. The fair value of the put right was determined to be $0 at December 31, 2013. No remeasurement is required at March 31, 2014 as it is not probable that the put option will become redeemable. The acquisition provides the Company with the opportunity to further diversify its portfolio.

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

Cash	$351,000
Structured settlements	30,436,000
Other assets	11,000
Other liabilities	(356,000)
Other debt (see Note 11: Other debt – CBC (including non-recourse notes payable amounting to $13.8 million)	(25,863,000)

Total identifiable net assets acquired	4,579,000
Goodwill (see Note 9: Goodwill)	1,360,000

Purchase Price	$5,939,000

As the transaction consummated on December 31, 2013, there were no actual operational results that were attributable to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal year 2013. Total revenues, as reported, for the six months ended March 31 of fiscal year 2014, were $20,418,000. On a pro forma basis, total revenues for the six months ended March 31, 2014 would have been $21,510,000. Net income attributable to Asta Funding, Inc., as reported, for the six months ended March 31, 2014, was $3,831,000. On a pro forma basis, net income attributable to Asta Funding, Inc. for the six months ended March 31, 2014 would have been $3,873,000. Total revenues, as reported, for the six months ended March 31, 2013, were $20,637,000. On a pro forma basis, total revenues for the same prior year period would have been $22,442,000. Net income attributable to Asta Funding, Inc., as reported, for the six months ended March 31, 2013 was $3,470,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $3,384,000 for the same prior year period. The Company, through CBC, earned $1.5 million in settlement income during the three month period ended March 31, 2014. The Company had a net invested balance of $33.3 million in structured settlements as of March 31, 2014. The collections yielded net income attributable to non-controlling interest of $21,000 for the three and six month period ended March 31, 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Structured Settlements

Structured settlements consist of the following as of March 31, 2014:

Maturity value	$48,387,000
Unearned income	(15,057,000)

Net carrying value	$33,330,000

Encumbrances on structured settlements at fair value as of March 31, 2014 are:

Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (1)	$2,689,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (1)	5,727,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (1)	5,079,000
$15,000,000 revolving line of credit (1)	12,722,000

Encumbered structured settlements	26,217,000
Structured settlements not encumbered	7,113,000

Total structured settlements	$33,330,000

(1)	See Note 11 – Other Debt – CBC

At March 31, 2014, the expected cash flows of structured settlements at fair value based on maturity value are as follows:

September 30, 2014 (six months remaining)	$2,315,000
September 30, 2015	3,918,000
September 30, 2016	4,197,000
September 30, 2017	3,362,000
September 30, 2018	3,033,000
Thereafter	31,562,000

Total	$48,387,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Other Investments

Personal Injury Claims

Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $1.2 million and $4.0 million, in interest and fees during the three and six month periods ending March 31, 2014, respectively, compared to $1.4 million and $2.6 million, respectively, during the three and six month periods ending March 31, 2013. The Company had a net invested balance of $30.3 million and $35.8 million on March 31, 2014 and September 30, 2013, respectively. The collections yielded net income/(loss) attributable to non-controlling interest of $443,000 and ($6,000) for the six and three month periods ended March 31, 2014, respectively, compared to $123,000 and $78,000 for the six and three month periods ended March 31, 2013, respectively. The reserve for bad debts is recorded based upon the historical trend for write off in the personal injury financing industry, the aging of the claims and other factors that could impact recoverability. Pegasus records reserves for bad debts, which, at March 31, 2014, amounted to $1.9 million as follows:

	Six Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2014
Balance at beginning of period	$2,248,000	$1,884,000
(Recoveries of) provisions for losses	(112,000)	252,000
Write offs	(220,000)	(220,000)

Balance at end of period	$1,916,000	$1,916,000

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of March 31, 2014, the Company’s investment in cases through BPCM was approximately $2.2 million, against which a $0.5 million reserve has been established. The investment in matrimonial cases was $1.6 million at September 30, 2013. There was no income recognized in the first six months of fiscal years 2014 and 2013.

Note 8 — Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2014	2013
Furniture	$310,000	$310,000
Equipment	3,622,000	3,622,000
Software	1,211,000	1,211,000
Leasehold improvements	99,000	99,000

	5,242,000	5,242,000
Less accumulated depreciation	4,436,000	4,136,000

Balance, end of period	$806,000	$1,106,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made. For each of the six and three month periods ended March 31, 2014 and 2013, management has determined that there was no impairment loss required to be recognized in the carrying value of goodwill.

The goodwill balances at September 30, 2013 and March 31, 2014 are as follows:

Balance, September 30, 2013	$1,410,000
Goodwill from acquisition (see Note 5: Acquisition of CBC)	1,360,000

Balance, March 31, 2014	$2,770,000

Note 10 — Non Recourse Debt – Bank of Montreal

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

The aggregate minimum repayment obligations required under the Settlement Amendment, including interest and principal, for the fiscal years ending September 30, 2014 (6 months) and 2015 is $2.2 million and $2.5 million, respectively.

On March 31, 2014 and September 30, 2013, the outstanding balance on this loan was approximately $30.8 million and $35.8 million, respectively. The applicable interest rate at March 31, 2014 and September 30, 2013 was 0.40% and 0.43%, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 — Other Debt - CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5, Acquisition of CBC) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into an amendment whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. As of March 31, 2014, the debt amounted to $26.2 million, which consists of a $12.7 million drawdown from a line of credit ($2.3 million available) from an institutional source and $13.5 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at March 31, 2014:

		March 31,
	Interest Rate	2014 Balance
Notes payable with varying monthly installments:
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,689,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	5,727,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	5,079,000

Subtotal notes payable		13,495,000
$15,000,000 revolving line of credit expiring on February 28, 2015	4.75%	12,722,000

Total debt – CBC		$26,217,000

Note 12 — Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2014. The two CBC operating principals entered into renewable two-year employment contracts at the time of acquisition (see Note 5 Acquisition of CBC).

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey, Houston, Texas, New York, New York and Conshohocken, Pennsylvania. Please refer to the Company’s consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission, for additional information. Upon the acquisition of CBC, the Company is a party to a lease agreement for a facility located in Conshohocken, Pennsylvania. The lease expires in August 2014.

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

(Unaudited)

Note 13 — Finance Income Recognition, Impairments, and Commissions and Fees

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

Once a static pool is established for a quarter, individual accounts receivable are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR.

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

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) in structured settlements in the Company’s statements of income.

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were no impairments recorded during the six month period ended March 31, 2014. An impairment of $2.2 million was recorded during the six month period ended March 31, 2013.

The Company’s analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Income Recognition, Impairments, and Commissions and Fees (continued)

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

The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid, so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after servicing expense. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates that the Company uses for its expected cash flows.

On the interest method portfolios, the Company uses a time frame of the expectation of recovering 100% of its capital within 24-29 month period and the expectation of recovering 150% of invested capital over a 7 year period. The Company routinely monitors these expectations against the actual cash flows and, in the event the cash flows are below its expectations and it believes there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, it would defer the “excess” collection as deferred revenue.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Income Recognition, Impairments, and Commissions and Fees (continued)

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

Note 14 — Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards, which expire in September 2029. The provision for income tax expense for the three month periods ended March 31, 2014 and 2013 reflects income tax expense at an effective rate of 28.8% and 38.5%, respectively. The provision for income tax expense for the six month periods ended March 31, 2014 and 2013 reflects income tax expense at an effective rate of 34.0% and 39.6%, respectively. The lower effective tax rate is the result of higher level of investments in tax exempt securities and the income tax effect on non-controlling interests.

The corporate federal income tax returns of the Company for the years 2009 through 2013 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s 2008, 2009 and 2010 federal income tax returns would be audited. This audit is currently in progress.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 — Net Income per Share

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

The following table presents the computation of basic and diluted per share data for the six months ended March 31, 2014 and 2013:

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$3,831,000	12,976,766	$0.30	$3,470,000	12,942,554	$0.27

Effect of Dilutive Stock		227,905	(0.01)		270,664	(0.01)

Diluted	$3,831,000	13,204,671	$0.29	$3,470,000	13,213,218	$0.26

At March 31, 2014, 1,088,304 options at a weighted average exercise price of $11.88 were not included in the diluted earnings per share calculation as they were antidilutive.

At March 31, 2013, 1,123,169 options at a weighted average exercise price of $12.40 were not included in the diluted earnings per share calculation as they were antidilutive.

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$1,442,000	12,979,350	$0.11	$882,000	12,943,896	$0.07

Effect of Dilutive Stock		229,964			282,455

Diluted	$1,442,000	13,209,314	$0.11	$882,000	13,226,351	$0.07

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 — Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

In February 2014, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 5,000 options to a former employee for past services. The exercise price of these options, issued on February 4, 2014, was at the market price on that date. The options vested immediately. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.06%
Expected term (years)	5.9
Expected volatility	35.3%
Dividend yield	0.00%

In December 2013, the Compensation Committee granted 156,700 stock options, of which 70,000 options were awarded to the Officers of the Company and the remaining 86,700 stock options were awarded to non-officer employees of the Company. The exercise price of these options, issued on December 12, 2013, was at the market price on that date. The options vest in three equal annual installments and accounted for as one graded vesting award. The weighted average assumptions used in the option pricing model were as follows:

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

Note 17 — Stock Option Plans

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 371,700 shares and an award of 102,321 shares of restricted stock, leaving 1,525,979 shares available as of March 31, 2014. As of March 31, 2014, approximately 61 of the Company’s employees were able to participate in the 2012 Plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Option Plans (continued)

	Six Months Ended March 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,622,771	$11.31	1,499,471	$11.27
Options granted	161,700	8.48	160,000	9.57
Options exercised	(10,000)	2.95	(3,600)	6.77
Options forfeited/canceled	(210,767)	14.87	—	—

Outstanding options at the end of period	1,563,704	$10.65	1,655,871	$11.12

Exercisable options at the end of period	972,035	$12.02	1,121,070	$12.37

	Three Months Ended March 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,568,704	$10.61	1,657,871	$11.11
Options granted	5,000	8.31	—	—
Options exercised	(10,000)	2.95	(2,000)	6.61
Options forfeited/canceled	—	—	—	—

Outstanding options at the end of period	1,563,704	$10.65	1,655,871	$11.12

Exercisable options at the end of period	972,035	$12.02	1,121,070	$12.37

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Weighted	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	7,500	5.1	$2.95	7,500	$2.95
$5.7501 – $8.6250	939,600	7.4	7.92	504,600	7.78
$8.6251 – $14.3750	260,000	8.5	9.77	103,331	10.50
$14.3751 – $17.2500	1,944	0.2	15.99	1,944	15.99
$17.2501 – $20.1250	339,660	0.6	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	2.7	28.75	15,000	28.75

	1,563,704	6.0	$10.65	972,035	$12.02

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Option Plans (continued)

The Company recognized $679,000 and $343,000 of compensation expense related to stock option during the six and three month periods ended March 31, 2014, respectively. The Company recognized $775,000 and $366,000 of compensation expense related to stock options during the six and three months ended March 31, 2013. As March 31, 2014, there was $2,324,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.8 years.

The intrinsic value of the outstanding and exercisable options as of March 31, 2014 was approximately $408,000 and $293,000, respectively. The weighted average remaining contractual life of exercisable options is 4.5 years. The intrinsic value and the fair value of the options exercised during both the six and three month period ended March 31, 2014 was approximately $55,000 and $84,000, respectively. The intrinsic and fair value of the stock options exercised during the six month period ended March 31, 2013 was approximately $11,000 and $35,000, respectively. The intrinsic and fair value of the stock options exercised during the three month period ended March 31, 2013 was approximately $5,000 and $19,000, respectively. The proceeds from the exercise of the stock options during the second quarter of fiscal year 2014 were approximately $30,000. The proceeds from the exercise of options exercised during the six and three month periods ended March 31, 2014 were approximately $24,000 and $13,000, respectively. There was no tax effect associated with these exercises. The fair value of the stock options that vested during the six and three month periods ended March 31, 2014 was approximately $607,000 and $41,000, respectively. The fair value of the options that vested during the six and three month periods ended March 31, 2013 was approximately $1,115,000 and $0, respectively. The fair value of the awards granted during the six and three month periods ended March 31, 2014 was $1,372,000 and $42,000, respectively. The fair value of the awards granted during the six and three month period ended March 31, 2013 was approximately $1,531,000 and $0, respectively.

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2014		2013
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	102,321	$9.57	10,922	$7.63
Awards granted	—	—	102,321	9.57
Vested	(34,107)	9.57	(10,922)	7.63
Forfeited	—	—	—	—

Unvested at the end of period	68,214	$9.57	102,321	$9.57

	Three Months Ended March 31,
	2014		2013
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	68,214	$9.57	102,321	$9.57
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	68,214	$9.57	102,321	$9.57

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Option Plans (continued)

The Company recognized $162,000 and $80,000 of compensation expense related to the restricted stock awards during the six and three month periods ended March 31, 2014, respectively. The Company recognized $110,000 and $80,000 of compensation expense related to the restricted stock awards for the six and three month periods ended March 31, 2013. As of March 31, 2014, there was $561,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs expected to be recognized is 1.7 years. There were no restricted stock awards granted during the first six months of fiscal year 2014. The fair value of the restricted stock awards granted during the first quarter of fiscal year 2013 was approximately $979,000. The fair value of the awards vested during the six month periods ended March 31, 2014 and 2013 was $326,000 and 83,000, respectively. There were no awards vested in the second quarter of fiscal years 2014 and 2013.

The Company recognized an aggregate total of $841,000 and $423,000, respectively, in compensation expense for the six and three month periods ended March 31, 2014, for the stock options and restricted stock grants. The Company recognized an aggregate of $885,000 and $446,000, respectively, for the six and three month periods ended March 31, 2013, for the stock options and restricted stock grants. As of March 31, 2014, there was a total of $2,885,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 18 — Stockholders’ Equity

There were no dividends declared or paid during the six months ended March 31, 2014. During September 2012, the Company declared a cash dividend aggregating $260,000 ($0.02 per share) which was paid November 1, 2012. On December 13, 2012, the Board of Directors of the Company approved the payment of a special accelerated annual dividend of $0.08 per share to shareholders of record on December 24, 2012. The aggregate dividend of $1,030,000 was paid on December 28, 2012.

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the repurchase of up to $20 million of the Company’s common stock, which was effective through March 11, 2013. During the six and three month period ended March 31, 2013 the Company purchased approximately 172,000 and 151,000 shares, respectively, at an aggregate cost of approximately $1,574,000 and $1,386,000, respectively, under the plan. The Plan expired in March 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 — Fair Value of Financial Measurements and Disclosures

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2014		September 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Available-for-sale investments (Level 1)	$69,539,000	$69,539,000	$58,035,000	$58,035,000
Consumer receivables acquired for liquidation (Level 3)	52,071,000	53,990,000	57,900,000	70,875,000
Structured settlements (Level 3)	33,300,000	33,300,000	—	—
Financial liabilities
Non-recourse debt – BMO (Level 3)	30,778,000	21,487,000	35,760,000	27,000,000
Other debt – CBC, revolving line of credit (Level 3)	12,722,000	12,722,000	—	—
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	13,495,000	13,495,000	—	—

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

Non-recourse Debt – Bank of Montreal—carries a variable rate. The fair value at March 31, 2014 and September 30, 2013 was based on the discounted weighted average forecasted future collections of the Portfolio Purchase.

Other debt CBC, revolving line of credit—The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments—The fair value at March 31, 2014 was based on the discounted forecasted future collections of the structured settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 — Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of March 31, 2014, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the six month period ended March 31, 2014. The Company had no Level 2 or Level 3 available-for-sale investments during the first six months of fiscal year 2014.

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of March 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$33,330,000	Discounted cash flow	Discount rate	5.5%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2014 were as follows:

Balance at September 30, 2013	$0
Acquisition of CBC (see Note 5)	30,436,000
Total gains included in earnings	820,000
Purchases	2,359,000
Sales	—
Interest accreted	708,000
Payments received	(993,000)

Total	$33,330,000

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets held at March 31, 2014	$820,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the six months ended March 2014 are reported in the following revenue categories:

Total gains (losses) included in earnings in fiscal year 2014	$820,000

Change in unrealized gains (losses) relating to assets still held at March 31, 2014	$820,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 — Subsequent Events

On May 2, 2014 the Company entered into a new credit line agreement with Bank Hapoalim. The credit line is $20.0 million with a term of three years and an interest rate of LIBOR plus 275 basis points or prime, at the Company’s option. The Company is subject to an unused line fee. The Company is required to maintain a $150 million tangible net worth. The credit line can be increased $30.0 million, subject to the bank’s approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), Pegasus Funding, LLC (“Pegasus”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is engaged in the business of acquiring, managing, servicing and recovering on portfolios of consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

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

Substantially all of the consumer receivables included in the accounts acquired for liquidation are charged-off receivables.

Litigation Funding Business

On December 28, 2011, the Company purchased an 80% interest in Pegasus. Pegasus Legal Funding (“PLF”) holds the other 20% interest. The Company is committed to loan up to $21.8 million per year to Pegasus for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. While the overall returns to Pegasus are currently estimated to be in excess of 20% per annum, the Company reserves the right to terminate Pegasus if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. As of March 31, 2014, the Company has invested approximately $30.3 million in personal injury cases. During the six months ended March 31, 2014 distributions of $3.3 million and $0.7 million were made to Fund Pegasus, LLC and PLF, respectively.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of March 31, 2014, we have invested $1.8 million, net of reserve charges, in cases managed by this Venture.

We provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At March 31, 2014, the balance on the revolving line of credit was approximately $1.0 million. The term of the loan ends in May 2014. Terms to extend the loan are currently being negotiated.

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

CBC has a portfolio of structured settlements which is financed by approximately $26.2 million of debt, including a $15.0 million line of credit from an institutional source (approximately $2.3 million of the line was unused as of March 31, 2014) and notes issued by CBC to third party investors. At March 31, 2014 the Company has an invested value of $33.3 million in structured settlements.

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

On interest method portfolios, we use a time frame of the expectation of recovering 100% of our capital within 24-29 months and the expectation of recovering 150% of invested capital over a 7 year period. We routinely monitor these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, we would defer the “excess” collection as deferred revenue.

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

We account for our investment in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. The reserve for bad debts is recorded based upon the historical trend for write off in the personal injury financing industry, the aging of the claims and other factors that could impact recoverability.

When a case is closed and cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to a claimant.

The funding of BPCM matrimonial actions is on a non recourse basis. BPCM revenues are recognized under the cost recovery method.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) in structured settlements in our statements of income.

In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all figures are approximations.

Results of Operations

The six-month period ended March 31, 2014, compared to the six-month period ended March 31, 2013

Finance income. For the six month period ended March 31, 2014, finance income decreased $2.9 million, or 17.3%, to $13.9 million from $16.8 million for the six month period ended March 31, 2013. Finance income decreased primarily due to the lower level of portfolio purchases and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased $ 17.1 million in face value of new portfolios at a cost of $1.0 million in the first six months of fiscal year 2014. The portfolios purchased are accounted for on the cost recovery method. There were no portfolio purchases for the first six months of fiscal year 2013.

During the first six months of fiscal year 2014, gross collections decreased 21.5% to $33.7 million from $42.9 million for the six months ended March 31, 2013, reflecting the lower level of purchases, and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $3.3 million, or 20.4%, for the six months ended March 31, 2014 as compared to the same period in the prior year, and averaged 38.5% of collections for the six months ended March 31, 2014 as compared to 38.0% for the same prior year period. Net collections decreased 22.2% to $20.7 million from $26.6 million for the six months ended March 31, 2013. Income recognized from fully amortized portfolios (zero based revenue) was $13.7 million for the six month period ended March 31, 2014 compared to $16.1 million for the six month period ended March 31, 2013.

Personal injury claims income. For the six month period ended March 31, 2014, personal injury claims income increased 49.8% to $3.9 million, from $2.6 million for the six month period ended March 31, 2013. The increase is primarily due to the increased level of investment in personal injury claims over the prior year.

Structured settlement income. Structured settlement income was $1.5 million in the period ended March 31, 2014, which consists of $715 thousand of interest income on structured settlements and $820 thousand of unrealized gains on structured settlements,. The income is for the period January 1, 2014 through March 31, 2014, the period CBC was included in our results of operations. There is no prior year comparative data.

Other income. Other income consists of interest and dividend income, realized gains and losses on available for sale transactions and service fee income.

General and administrative expenses. During the six months ended March 31, 2014, general and administrative expenses increased $2.1 million, or 18.4%, to $13.5 million from $11.4 million for the six months ended March 31, 2013. The increase primarily reflects the inclusion of $2.5 million in expenses attributable to CBC and GAR National Disability Help Advocates, LLC (“GAR National Disability”), as there is no comparative data included in the six month prior year period.

Interest expense. During the six month period ended March 31, 2014, interest expense decreased $0.7 million, or 63.1%, to $0.4 million from $1.1 million in the same prior year period. The decrease in interest expense is primarily the result of the Settlement Agreement with the Bank of Montreal, signed in August of 2013, whereby the interest rate and balance on which the interest is applied were significantly reduced. Offsetting the total interest savings is the inclusion of approximately $0.4 million in CBC interest expense for the period in which CBC was part of the Company, the three month period January 1, 2014 through March 31, 2014.

Impairments. There were no impairments recorded in the six month period ended March 31, 2014 compared to impairments of $2.2 million recorded during the six month period ended March 31, 2013. Cash flows on three portfolios slowed to a level that warranted an impairment during the second quarter of fiscal year 2013.

Income tax expense. Income tax expense, consisting of federal and state income taxes, was $2.2 million for the six months ended March 31, 2014, as compared to income tax expense of $2.4 million for the comparable 2013 period.

Income attributable to non-controlling interest. The income attributable to non-controlling 20% interests in Pegasus and CBC of $463,000 was recorded in fiscal year 2014. The non-controlling interest in Pegasus for the six month period ended March 31, 2013 was $123,000. There was no comparative data for CBC in the prior year.

Net income attributable to Asta Funding, Inc. For the six months ended March 31, 2014, net income was $3.8 million, as compared to net income of $3.5 million for the six month period ended March 31, 2013.

The three-month period ended March 31, 2014, compared to the three-month period ended March 31, 2013

Finance income. For the three month period ended March 31, 2014, finance income was $7.0 million as compared to $8.3 million for the three month period ended March 31, 2013, a decrease of $1.3 million, or 15.6%. We purchased $8.5 million in face value of new portfolios at a cost of $0.5 million in the second quarter of fiscal year 2014. The portfolio acquired is accounted for under the cost recovery method. There were no portfolio purchases during the three month period ended March 31, 2013.

During the second quarter of fiscal year 2014, gross collections decreased 21.5% to $16.4 million from $20.9 million for the three months ended March 31, 2013. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.0 million, or 25.2%, for the three months ended March 31, 2014 as compared to the same period in the prior year, and averaged 35.9% of collections during the three-month period ended March 31, 2014. Net collections decreased by 19.3% to $10.5 million in the current quarter from $13.0 million for the three months ended March 31, 2013. Income recognized from fully amortized portfolios (zero based revenue) was $6.9 million and $7.9 million for the three months ended March 31, 2014 and 2013, respectively.

Personal injury claims income. For the three month period ended March 31, 2014 personal injury claims income decreased $0.2 million from $1.4 million for the three month period ended March 31, 2013.

Structured settlement income. Structured settlement income was $1.5 million in the period ended March 31, 2014. There is no prior year comparative data.

Other income. Other income consists of interest and dividend income, realized gains and losses on available for sale transactions and service fee income.

General and administrative expenses. During the three-month period ended March 31, 2014, general and administrative expenses increased $1.9 million, or 32.8%, to $7.7 million from $5.8 million for the three months ended March 31, 2013. The increase primarily reflects the inclusion $1.8 million in expenses attributable to CBC and GAR National Disability, as there is no comparative data included in the three month prior year period.

Interest expense. During the three-month period ended March 31, 2014, interest expense was $398,000 compared to $534,000 in the same period in the prior year. The decrease in interest expense is the result of the Settlement Agreement with the Bank of Montreal, signed in August of 2013, whereby the interest rate and balance on which the interest is applied were significantly reduced. Offsetting the total interest savings is the inclusion of approximately $0.4 million of CBC interest expense for the period.

Impairments. There were no impairments recorded in the three month period ended March 31, 2014 as compared to impairments of $2.2 million recorded during the three month period ended March 31, 2013. Although in the latter stages of the collection curves, cash flows on three portfolios slowed to a level that warranted an impairment during the second quarter of fiscal year 2013.

Income tax expense. Income tax expense was $0.6 million for both three month periods ended March 31, 2014 and March 31, 2013.

Income attributable to non-controlling interest. The income attributable to non-controlling interest was $14,000 and $78,000 in fiscal years 2014 and 2013, respectively. The non-controlling interests are related to Pegasus and CBC in the three month period ended March 31, 2014 as compared to only Pegasus in the same comparative period of fiscal year 2013.

Net income attributable to Asta Funding, Inc. Net income was $1.4 million for the three month period ended March 31, 2014 as compared to $0.9 million for the three month period ended March 31, 2013.

Liquidity and Capital Resources

Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired, personal injury claims settled, and collections on structured settlements Our primary uses of cash include our acquisition of receivable portfolios, investments in personal injury claims, investments in structured settlement, interest payments, costs involved in the collections of consumer receivables, personal injury claims, structured settlement taxes and dividends, if approved, and repayment of debt. We currently rely on cash provided by operations to provide the funds necessary for the acquisition of receivables, investments in personal injury claims and general operations of the business.

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

Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently, the Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) is in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company is entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO will have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company will be released from the remaining contractual obligation of the Receivables Financing Agreement and the Settlement Agreement. The estimated timing of the remaining payments to satisfy the Remaining Amount is within 3 to 9 nine months. At such time of the conclusion of the payments there will be forgiveness of debt.

The aggregate minimum repayment obligations required under the Settlement Amendment, including interest and principal, for the fiscal years ending September 30, 2014 (6 months) and 2015 is $2.2 million and $2.5 million, respectively.

On March 31, 2014 and September 30, 2013, the outstanding balance on this loan was approximately $30.8 million and $35.8 million, respectively. The applicable interest rate at March 31, 2014 and September 30, 2013 was 0.40% and 0.43%, respectively. The average interest rate of the Receivable Financing Agreement was 0.41 and 0.42%, respectively, for the three and six month periods ended March 31, 2014 and 3.71% for both the three and six month periods ended March 31, 2013. The Company’s average debt obligation for the three month periods ended March 31, 2014 and 2013 was approximately $33.0 million and $58.8 million, respectively.

Other Investments – Personal Injury Claims

On December 28, 2011, we formed a joint venture Pegasus Funding, LLC (“Pegasus”) with Pegasus Legal Funding, LLC (“PLF”). Pegasus purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties – Asta Funding, Inc. 80% and PLF, 20%.

Other Investments – Divorce Funding

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. The term of the loan ends in May 2014. Terms to extend the loan are currently being negotiated.

Other Investments – Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired debt that totaled $23 million consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. As of March 31, 2014, the debt approximated $26 million.

Cash Flow

As of March 31, 2014, our cash decreased $6.9 million to $28.3 million from $35.2 million at September 30, 2013.

Net cash provided by operating activities was $4.8 million during the six months ended March 31, 2014 compared to $8.9 million during the six months ended March 31, 2013 primarily due to a reduction in amounts due from third party collection agencies and attorneys. Net cash used in investing activities was $6.6 million during the six month period ended March 31, 2014 compared to $21.5 million provided by investing activity during the three months ended March 31, 2013, reflecting proceeds from maturities of certificates of deposit in the prior fiscal year, an increase in net purchases of available-for-sale securities and the CBC acquisition in the current period, partially offset by a decrease in the personal injury claim investment. Net cash used in financing activities decreased from $7.3 million in the six month period ended March 31, 2013 to $5.1 million in the six month period ended March 31, 2014. This decrease is attributable to the discontinuation of dividend payments and treasury stock purchases in the current six month period.

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

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Six Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Acquisition of receivable portfolios	—	969,000	969,000
Net cash collections from collection of consumer receivables acquired for liquidation	(13,609,000)	(7,091,000)	(20,700,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,000)	—	(2,000)
Finance income recognized (1)	12,510,000	1,394,000	13,904,000

Balance, end of period	$6,970,000	$45,101,000	$52,071,000

Finance income as a percentage of collections	91.9%	19.7%	67.2%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$12,269,000	$1,394,000	$13,663,000
Non-fully amortized portfolios	241,000	—	241,000

Finance income recognized	$12,510,000	$1,394,000	$13,904,000

	For the Six Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Net cash collections from collection of consumer receivables acquired for liquidation	(18,290,000)	(8,306,000)	(26,596,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(17,000)	—	(17,000)
Impairment	(2,203,000)	—	(2,203,000)
Finance income recognized (1)	14,997,000	1,756,000	16,753,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	81.9%	21.1%	63.0%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$14,319,000	$1,756,000	$16,075,000
Non-fully amortized portfolios	678,000	—	678,000

Finance income recognized	$14,997,000	$1,756,000	$16,753,000

	For the Three Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$7,553,000	$47,578,000	$55,131,000
Acquisition of receivable portfolio	—	449,000	449,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,861,000)	(3,636,000)	(10,497,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,000)	—	(1,000)
Finance income recognized (1)	6,279,000	710,000	6,989,000

Balance, end of period	$6,970,000	$45,101,000	$52,071,000

Finance income as a percentage of collections	91.5%	19.5%	66.6%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$6,159,000	$710,000	$6,869,000
Non-fully amortized portfolios	120,000	—	120,000

Finance income recognized	$6,279,000	$710,000	$6,989,000

	For the Three Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$10,472,000	$71,296,000	$81,768,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,817,000)	(4,180,000)	(12,997,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,000)	—	(7,000)
Impairment	(2,203,000)	—	(2,203,000)
Finance income recognized (1)	7,368,000	895,000	8,263,000

Balance, end of period	$6,813,000	$68,011,000	$74,824,000

Finance income as a percentage of collections	83.5%	21.4%	63.5%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$7,032,000	$895,000	$7,927,000
Non-fully amortized portfolios	336,000	—	336,000

Finance income recognized	$7,368,000	$895,000	$8,263,000

The deferred finance income balance is reported as a part of the consumer receivables acquired for liquidation (at net realizable value) at March 30, 2014 as follows:

Gross consumer receivables acquired for liquidation	$60,084,000
Accrued finance income, net	1,092,000
Impairment reserve	(9,105,000)

Consumer receivables acquired for liquidation (at net realizable value)	$52,071,000

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2014	$2,000	$2,000
Three months ended March 31, 2014	$1,000	$1,000
Six months ended March 31, 2013	$17,000	$9,000
Three months ended March 31, 2013	$7,000	$4,000

Portfolio Performance (1)

( Interest method portfolios only)

		Cash Collections	Estimated	Total	Total Estimated Collections as a
	Purchase	Including Cash	Remaining	Estimated	Percentage of
Purchase Period	Price (2)	Sales (3)	Collections (4)	Collections (5)	Purchase Price
2001	$65,120,000	$105,785,000	$—	$105,785,000	162%
2002	36,557,000	48,339,000	—	48,339,000	132%
2003	115,626,000	225,183,000	—	225,183,000	195%
2004	103,743,000	195,241,000	16,000	195,257,000	188%
2005	126,023,000	231,790,000	302,000	232,092,000	184%
2006	163,392,000	278,194,000	839,000	279,033,000	171%
2007	109,235,000	112,273,000	2,866,000	115,139,000	105%
2008	26,626,000	54,611,000	—	54,611,000	205%
2009	19,127,000	42,602,000	—	42,602,000	223%
2010	7,212,000	25,135,000	—	25,135,000	349%
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	3,341,000	535,000	3,808,000	4,343,000	130%
2014	—	—	—	—	—

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include collections from portfolios that are zero basis.
(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. At March 31, 2014, our Receivable Financing Agreement, which is variable debt, had an outstanding balance of $30.8 million. The debt associated with our acquisition of CBC, had a balance of approximately $26.2 million, consisting of $12.7 million through a line of credit, at a rate of 4.75%, from a financial institution, and $13.5 million of notes at varying rates, from 7.125% to 8.75%, issued by CBC’s subsidiaries. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

As of March 31, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the second quarter ended March 31, 2014. These changes have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the acquisition of CBC Settlement Funding, LLC on December 31, 2013, the following risk factor was disclosed in the first quarter of fiscal year 2014:

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

ASTA FUNDING, INC. (Registrant)

Date: May 8 , 2014	By:	/s/ Gary Stern

Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Robert J. Michel

Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.