Form 10-Q
period 2014-06-30
ASTA FUNDING INC
filed 2014-08-18
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the registrant had 12,985,739 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	September 30, 2013

ASSETS
Cash and cash equivalents	$26,017,000	$35,179,000
Available for sale investments	70,205,000	58,035,000
Restricted cash	—	968,000
Consumer receivables acquired for liquidation (at net realizable value)	31,514,000	57,900,000
Structured settlements	35,892,000	—
Investment in personal injury claims	31,733,000	35,758,000
Due from third party collection agencies and attorneys	1,138,000	1,169,000
Prepaid and income taxes receivable	—	1,496,000
Furniture and equipment, net	656,000	1,106,000
Deferred income taxes	8,894,000	10,443,000
Goodwill	2,770,000	1,410,000
Other assets	4,990,000	4,383,000

Total assets	$213,809,000	$207,847,000

LIABILITIES
Non-recourse debt – Bank of Montreal	$—	$35,760,000
Other debt – CBC (including non-recourse notes payable amounting to $13.0 million at June 30, 2014)	27,434,000	—
Other liabilities	2,723,000	2,486,000
Income taxes payable	3,084,000	—

Total liabilities	33,241,000	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued – 12,985,739 at June 30, 2014 and 14,917,977 at September 30, 2013; and outstanding 12,985,739 at June 30, 2014 and 12,974,239 at September 30, 2013	130,000	149,000
Additional paid-in capital	62,648,000	79,104,000
Retained earnings	118,306,000	109,011,000
Accumulated other comprehensive income (loss)	22,000	(674,000)
Treasury stock (at cost), 0 shares at June 30, 2014 and 1,943,738 shares at September 30, 2013	—	(17,805,000)
Non-controlling interest	(538,000)	(184,000)

Total stockholders’ equity	180,568,000	169,601,000

Total liabilities and stockholders’ equity	$213,809,000	$207,847,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Revenues:
Finance income on consumer receivables, net	$6,652,000	$10,003,000	$20,556,000	$26,756,000
Personal injury claims income	1,779,000	2,287,000	5,724,000	4,921,000
Unrealized gain on structured settlements	620,000	—	1,440,000	—
Interest income on structured settlements	786,000	—	1,501,000	—

Total revenues	9,837,000	12,290,000	29,221,000	31,677,000
Forgiveness of non-recourse debt	26,101,000	—	26,101,000	—
Other income (includes ($116,000) and $17,000 during the three month periods ended June 30, 2014 and 2013, and ($141,000) and $192,000 during the nine month periods ended June 30, 2014 and 2013, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities)	336,000	378,000	1,370,000	1,628,000

	36,274,000	12,668,000	56,692,000	33,305,000

Expenses:
General and administrative	7,012,000	6,545,000	20,517,000	17,926,000
Interest	413,000	518,000	820,000	1,621,000
Impairments of consumer receivables acquired for liquidation	19,901,000	10,148,000	19,901,000	12,351,000

	27,326,000	17,211,000	41,238,000	31,898,000

Income (loss) before income tax expense (benefit)	8,948,000	(4,543,000)	15,454,000	1,407,000

Income tax expense (benefit) (includes tax (benefit) expense of ($47,000) and $5,000 during the three month periods ended June 30, 2014 and 2013, and ($57,000) and $76,000 during the nine month periods ended June 30, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) gains on available for sale securities)	3,464,000	(1,859,000)	5,676,000	498,000

Net income (loss)	5,484,000	(2,684,000)	9,778,000	909,000

Less: net income attributable to non-controlling interest	20,000	53,000	483,000	176,000

Net income (loss) attributable to Asta Funding, Inc.	$5,464,000	$(2,737,000)	$9,295,000	$733,000

Net income (loss) per share attributable to Asta Funding, Inc.:

Basic	$0.42	$(0.21)	$0.72	$0.06
Diluted	$0.41	$(0.21)	$0.70	$0.06

Weighted average number of common shares outstanding:
Basic	12,984,882	12,954,455	12,979,472	12,946,521

Diluted	13,214,703	12,954,455	13,208,015	13,217,656

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Comprehensive income (loss) is as follows:

Net income (loss)	$5,484,000	$(2,684,000)	$9,778,000	$909,000

Net unrealized securities gain / (loss), net of tax expense (benefit) of $263,000 and ($415,000), during the 3 month periods ended June 30, 2014 and 2013, respectively, and $511,000 and ($543,000) during the 9 month periods ended June 30, 2014 and 2013, respectively.	394,000	(631,000)	780,000	(822,000)

Reclassification adjustments for securities sold, net of tax (benefit) expense of ($47,000) and $5,000, during the 3 month periods ended June 30, 2014 and 2013, respectively, and ($57,000) and $76,000, during the 9 month periods ended June 30, 2014 and 2013, respectively.	(69,000)	(12,000)	(84,000)	(116,000)

Other comprehensive income (loss)	325,000	(643,000)	696,000	(938,000)

Total comprehensive income (loss)	$5,809,000	$(3,327,000)	$10,474,000	$(29,000)

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$109,011,000	$(674,000)	($17,805,000)	$(184,000)	$169,601,000
Exercise of options	11,500	—	40,000	—	—	—	—	40,000
Stock based compensation expense	—	—	1,290,000	—	—	—	—	1,290,000
Net income	—	—	—	9,295,000	—	—	483,000	9,778,000
Unrealized loss on marketable securities	—	—	—	—	696,000	—	—	696,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)	—	—	17,805,000	—	0
Distributions to non-controlling interest	—	—	—	—	—	—	(837,000)	(837,000)

Balance, June 30, 2014	12,985,739	$130,000	$62,648,000	$118,306,000	$22,000	$0	$(538,000)	$180,568,000

(1)	Treasury shares at September 30, 2013 totaled 1,943,738.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2012	14,778,956	$148,000	$77,024,000	$107,303,000	$241,000	($16,226,000)	$31,000	$168,521,000
Exercise of options	29,500	—	103,000	—	—	—	—	103,000
Stock based compensation expense	—	—	1,498,000	—	—	—	—	1,498,000
Restricted stock	102,321	1,000	(1,000)	—	—	—	—	—
Dividends	—	—	—	(1,030,000)	—	—	—	(1,030,000)
Purchase of treasury stock	—	—	—	—	—	(1,579,000)	—	(1,579,000)
Net income	—	—	—	733,000	—	—	176,000	909,000
Unrealized loss on marketable securities	—	—	—	—	(938,000)	—	—	(938,000)

Balance, June 30, 2013	14,910,777	$149,000	$78,624,000	$107,006,000	$(697,000)	($17,805,000)	$207,000	$167,484,000

(1)	Treasury shares are as follows: September 30, 2012, 1,772,038; Purchase of treasury stock, 171,700; June 30, 2013, 1,943,738.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Cash flows from operating activities
Net income	$9,778,000	$909,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450,000	450,000
Deferred income taxes	1,095,000	85,000
Impairment of consumer receivables acquired for liquidation	19,901,000	12,351,000
Stock based compensation	1,290,000	1,498,000
Loss / (gain) on sale of available-for-sale securities	141,000	(192,000)
Structured settlements - accrued interest	(1,475,000)	—
Structured settlements - gains	(1,440,000)	—
Forgiveness of non-recourse debt	(26,101,000)	—
Changes in:
Prepaid and income taxes receivable	1,496,000	382,000
Due from third party collection agencies and attorneys	31,000	802,000
Other assets	(596,000)	(2,369,000)
Income taxes payable	3,084,000	—
Other liabilities	(119,000)	(1,104,000)

Net cash provided by operating activities	7,535,000	12,812,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(3,702,000)	(3,340,000)
Principal collected on receivables acquired for liquidation	10,186,000	14,850,000
Principal collected on receivables accounts represented by account sales	1,000	432,000
Purchase of available-for-sale securities	(19,845,000)	(29,907,000)
Proceeds from sale of available-for-sale securities	8,684,000	28,918,000
Proceeds from maturities of certificates of deposit	—	33,918,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—
Investments in personal injury claims – advances	(16,392,000)	(22,863,000)
Investments in personal injury claims – receipts	20,417,000	9,162,000
Investment in structured settlements – advances	(4,696,000)	—
Investments in structured settlements – receipts	2,155,000	—
Capital expenditures	—	(725,000)

Net cash (used in) provided by investing activities	(8,780,000)	30,445,000

Cash flows from financing activities
Proceeds from exercise of stock options	40,000	103,000
Changes in restricted cash	968,000	21,000
Distribution to non-controlling interest	(837,000)	—
Repayment of non-recourse debt	(9,659,000)	(7,213,000)
Borrowings of other debt	4,131,000	—
Repayments of other debt	(2,560,000)	—
Dividends paid	—	(1,290,000)
Purchase of treasury stock	—	(1,579,000)

Net cash used in financing activities	(7,917,000)	(9,958,000)

Net (decrease) increase in cash and cash equivalents	(9,162,000)	33,299,000
Cash and cash equivalents at beginning of period	35,179,000	4,953,000

Cash and cash equivalents at end of period	$26,017,000	$38,252,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$678,000	$1,645,000

Supplemental disclosures of non-cash investing and financing activities:

Structured settlements	30,436,000	—
Other debt – CBC	23,363,000	—
Retirement of treasury stock	17,805,000	—

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the nine and three month periods ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income (loss) for the nine and three month periods ended June 30, 2014 and 2013, the condensed consolidated statement of stockholders’ equity as of and for the nine months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 2014 and 2013, are unaudited. The September 30, 2013 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2014 and September 30, 2013, the results of operations for the nine and three month periods ended June 30, 2014 and 2013 and cash flows for the nine month periods ended June 30, 2014 and 2013 have been made. The results of operations for the nine and three month periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio of $21.6 million as of June 30, 2014. See Note 10-Debt, Non-Recourse Debt-Bank of Montreal for additional details.

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC and Blue Bell Receivables III, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $14.4 million and non-recourse notes payable of $13.0 million as of June 30, 2014.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

Concentration of Credit Risk — Cash

Cash balances are maintained at various high credit quality depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk for cash.

Reclassifications

Certain items in the three months and nine months ended June 30, 2013 condensed consolidated financial statements have been reclassified to conform to the current period’s presentation, primarily related to certain balance sheet and statement of operations items.

Note 2 — Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 — Investments

Available-for-Sale

Investments classified as available-for-sale at June 30, 2014 and September 30, 2013, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2014	$70,171,000	$292,000	$(258,000)	$70,205,000
September 30, 2013	$59,151,000	$27,000	$(1,143,000)	$58,035,000

The available-for-sale investments do not have any contractual maturities. The Company sold two investments during the first nine months of fiscal year 2014, with an aggregate realized loss of $141,000. In the first nine months of fiscal year 2013, the Company sold three investments with an aggregate realized gain of $192,000. The Company sold one investment during the three month period ended June 30, 2014, with a realized loss of $116,000. The Company sold one investment during the three month period ended June 30, 2013, with a realized gain of $17,000.

At June 30, 2014, there were seven investments, five of which were in a net unrealized loss position. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

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

Once a static pool is established for a quarter, individual accounts receivable were not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Revenue arising from collections in excess of anticipated amounts attributable to temporary timing differences is deferred until such time as a review results in a change in the expected cash flows that is deemed permanent. The estimated future cash flows are reevaluated quarterly.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company has used the interest method for accounting for asset acquisitions within these classes of receivables when it believed it could reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, the Company has utilized the cost recovery method of accounting for those portfolios of receivables. At June 30, 2014, the Company transferred its remaining balance of approximately $5.5 million of the consumer receivables acquired for liquidation from the interest method to the cost recovery method, resulting in approximately $31.5 million accounted for using the cost recovery method, of which approximately $21.6 million is concentrated in one portfolio. The Company transferred the remaining balance to cost recovery method because it did not have a reasonable expectation about timing and amount of cash flows expected to be collected.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company has considered for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Nine Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Acquisition of receivable portfolios	—	3,702,000	3,702,000
Net cash collections from collection of consumer receivables acquired for liquidation	(19,957,000)	(10,782,000)	(30,739,000)

Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,000)	—	(4,000)
Impairment	(1,056,000)	(18,845,000)	(19,901,000)
Transfer to cost recovery	(5,461,000)	5,461,000	—
Finance income recognized (1)	18,407,000	2,149,000	20,556,000

Balance, end of period	$0	$31,514,000	$31,514,000

Finance income as a percentage of collections	92.2%	19.9%	66.9%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:
Fully amortized portfolios	$18,046,000	$2,149,000	$20,195,000
Non-fully amortized portfolios	361,000	—	361,000

Finance income recognized	$18,407,000	$2,149,000	$20,556,000

	For the Nine Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Acquisition of receivable portfolios	3,340,000	—	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(26,901,000)	(13,113,000)	(40,014,000)

Net cash collections represented by account sales of consumer receivables acquired for liquidation	(987,000)	(1,037,000)	(2,024,000)
Impairment	(2,203,000)	(10,148,000)	(12,351,000)
Finance income recognized (1)	23,531,000	3,225,000	26,756,000

Balance, end of period	$9,106,000	$53,488,000	$62,594,000

Finance income as a percentage of collections	84.4%	22.8%	63.6%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:
Fully amortized portfolios	$22,599,000	$3,225,000	$25,824,000
Non-fully amortized portfolios	932,000	—	932,000

Finance income recognized	$23,531,000	$3,225,000	$26,756,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

	For the Three Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,970,000	$45,101,000	$52,071,000
Acquisition of receivable portfolio	—	2,733,000	2,733,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,348,000)	(3,691,000)	(10,039,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,000)	—	(2,000)
Impairment	(1,056,000)	(18,845,000)	(19,901,000)
Transfer to cost recovery	(5,461,000)	5,461,000	—
Finance income recognized (1)	5,897,000	755,000	6,652,000

Balance, end of period	$0	$31,514,000	$31,514,000

Finance income as a percentage of collections	92.9%	20.5%	66.2%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:
Fully amortized portfolios	$5,777,000	$755,000	$6,532,000
Non-fully amortized portfolios	120,000	—	120,000

Finance income recognized	$5,897,000	$755,000	$6,652,000

	For the Three Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,813,000	$68,011,000	$74,824,000
Acquisition of receivable portfolio	3,340,000	—	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,611,000)	(4,807,000)	(13,418,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(970,000)	(1,037,000)	(2,007,000)
Impairment	—	(10,148,000)	(10,148,000)
Finance income recognized (1)	8,534,000	1,469,000	10,003,000

Balance, end of period	$9,106,000	$53,488,000	$62,594,000

Finance income as a percentage of collections	89.1%	25.1%	64.8%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:
Fully amortized portfolios	$8,280,000	$1,469,000	$9,749,000
Non-fully amortized portfolios	254,000	—	254,000

Finance income recognized	$8,534,000	$1,469,000	$10,003,000

All remaining interest method portfolios were transferred to cost recovery effective June 30, 2014. As of that date, the Company no longer recognizes deferred finance income.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

Accretable yield represents the amount of finance income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows. Changes in accretable yield for the nine month and three month periods ended June 30, 2014 and 2013 are as follows:

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Balance at beginning of period	$1,116,000	$2,086,000
Finance income recognized on finance receivables, net	(18,407,000)	(23,531,000)
Additions representing expected revenue from purchases	—	983,000
Transfer to cost recovery	(500,000)	—
Reclassifications from nonaccretable difference (1)	17,791,000	21,874,000

Balance at end of period	$0	$1,412,000

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Balance at beginning of period	$861,000	$942,000
Finance income recognized on finance receivables, net	(5,897,000)	(8,534,000)
Additions representing expected revenue from purchases	—	983,000
Transfer to cost recovery	(500,000)	—
Reclassifications from nonaccretable difference (1)	5,536,000	8,021,000

Balance at end of period	$0	$1,412,000

(1)	Includes portfolios that became zero basis during the period, removal of zero basis portfolios from the accretable yield calculation and other immaterial impairments and accretions based on the extension of certain collection curves.

During the nine and three month periods ended June 30, 2014, the Company purchased $53.0 million and $35.9 million, respectively, of face value portfolios, at a cost of $3.7 million and $2.7 million, respectively. During both the nine and three month periods ended June 30, 2013, the Company purchased $53.5 million of face value receivables at a cost of $3.3 million.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the nine and three month periods ended June 30, 2014 and 2013, respectively.

	For the Nine Months Ended June 30,
	2014	2013
Gross collections (1)	$51,884,000	$66,371,000

Commissions and fees (2)	21,141,000	24,333,000

Net collections	$30,743,000	$42,038,000

	For the Three Months Ended June 30,
	2014	2013
Gross collections (1)	$18,192,000	$23,432,000

Commissions and fees (2)	8,151,000	8,007,000

Net collections	$10,041,000	$15,425,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with one portfolio. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC, for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million. The 20% non-controlling interests are held by two of the original owners of CBC. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The non-controlling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The non-controlling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC. The non-controlling interest owners are employed by CBC. If the employment is terminated, other than for cause, CBC could be required to purchase their membership interest in CBC. If the employment is terminated for any other reason, CBC has the right to purchase their non-controlling interests. The purchase price would be determined by a third party appraiser and is payable over a period of time. The fair value of the put right was determined to be $0 at December 31, 2013. No re-measurement is required at June 30, 2014 as it is not probable that the put option will become redeemable. The acquisition provides the Company with the opportunity to further diversify its portfolio.

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

As the transaction consummated on December 31, 2013, there were no actual operational results that were attributable to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal year 2013. Total revenues, as reported, for the nine months ended June 30, 2014, were $29,221,000. On a pro forma basis, total revenues for the nine months ended June 30, 2014 would have been $30,856,000. Net income attributable to Asta Funding, Inc., as reported, for the nine months ended June 30, 2014, was $9,295,000. On a pro forma basis, net income attributable to Asta Funding, Inc. for the nine months ended June 30, 2014 would have been $9,337,000. Total revenues, as reported, for the nine months ended June 30, 2013, were $31,677,000. On a pro forma basis, total revenues for the same prior year period would have been $35,417,000. Net income attributable to Asta Funding, Inc., as reported, for the nine months ended June 30, 2013 was $733,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $712,000 for the same prior year period. The Company, through CBC, earned $1.4 million and $2.9 million in settlement income during the three and nine month periods ended June 30, 2014. The Company had a net invested balance of $35.9 million in structured settlements as of June 30, 2014. The collections yielded a net loss attributable to non-controlling interest of $34,000 and $13,000 for the three and nine month periods, respectively, ended June 30, 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Structured Settlements

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations.

Structured settlements consist of the following as of June 30, 2014:

Maturity value	$52,551,000
Unearned income	(16,659,000)

Net carrying value	$35,892,000

Encumbrances on structured settlements as of June 30, 2014 are:

Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (1)	$2,599,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (1)	5,498,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (1)	4,894,000

$15,000,000 revolving line of credit (1)	14,443,000

Encumbered structured settlements	27,434,000

Structured settlements not encumbered	8,458,000

Total structured settlements	$35,892,000

(1)	See Note 11 — Other Debt — CBC

At June 30, 2014, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2014 (three months remaining)	$1,101,000
September 30, 2015	4,309,000
September 30, 2016	4,469,000
September 30, 2017	3,977,000
September 30, 2018	3,187,000
Thereafter	35,508,000

Total	$52,551,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Other Investments

Personal Injury Claims

Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $1.7 million and $5.7 million, in interest and fees during the three and nine month periods ending June 30, 2014, respectively, compared to $2.3 million and $4.9 million, respectively, during the three and nine month periods ending June 30, 2013. The Company had a net invested balance of $31.7 million and $35.8 million on June 30, 2014 and September 30, 2013, respectively. The collections yielded net income attributable to non-controlling interest of $53,000 and $496,000 for the three and nine month periods ended June 30, 2014, respectively, compared to $53,000 and $176,000 for the three and nine month periods ended June 30, 2013, respectively. The reserve for bad debts is recorded based upon the historical trend for write off in the personal injury financing industry, the aging of the claims and other factors that could impact recoverability. Pegasus records reserves for bad debts, which, at June 30, 2014, amounted to $2.1 million as follows:

	Nine Months Ended June 30, 2014	Three Months Ended June 30, 2014
Balance at beginning of period	$2,248,000	$1,916,000
Provisions for losses	955,000	756,000
Write offs	(1,153,000)	(622,000)

Balance at end of period	$2,050,000	$2,050,000

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The contract term has been extended an additional six months to October 2014. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of June 30, 2014, the Company’s investment in cases through BPCM was approximately $2.3 million, against which a $0.5 million reserve has been established. The investment in matrimonial cases was $1.6 million at September 30, 2013. There was no income recognized in the first nine months of fiscal years 2014 and 2013.

Note 8 — Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	June 30, 2014	September 30, 2013
Furniture	$310,000	$310,000
Equipment	3,622,000	3,622,000
Software	1,211,000	1,211,000
Leasehold improvements	99,000	99,000

	5,242,000	5,242,000
Less accumulated depreciation	4,586,000	4,136,000

Balance, end of period	$656,000	$1,106,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made. For each of the nine and three month periods ended June 30, 2014 and 2013, management has determined that there was no impairment loss required to be recognized in the carrying value of goodwill.

The goodwill balances at September 30, 2013 and June 30, 2014 are as follows:

Balance, September 30, 2013	$1,410,000
Goodwill from acquisition (see Note 5: Acquisition of CBC)	1,360,000

Balance, June 30, 2014	$2,770,000

Note 10 — Debt

Non-Recourse Debt — Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement (“RFA”), as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from BMO, in order to finance a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”). The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments and the most recent agreement signed in August 2013.

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (the “Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by Asta Funding, Inc., less certain credits for payments made prior to the consummation of the Settlement Agreement (the “Remaining Amount”), Palisades XVI and its affiliates would be automatically released from liability in connection with the RFA (subject to customary exceptions). A condition to the release was Palisade XVI’s agreement to grant BMO, as of the time of the payment of the Remaining Amount, the right to receive 30% of net collections from the Portfolio Purchase once Palisades XVI has received from future net collections, the sum of $15 million plus voluntary prepayments included in the payment of the Remaining Amount (the “Income Interest”). The Company estimated the Income Interest to be between $0 and $1.4 million. However, the Company believes that no amount would be incurred because of the continued deterioration of collections from the Portfolio Purchase.

On June 3, 2014, Palisades XVI paid the Remaining Amount. The final principal payment of $2,901,199 included a voluntary prepayment of $1,866,036 provided from funds of the Company. Accordingly, Palisades XVI will be entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest.

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation has been paid in full, Palisades XVI has been released from further debt obligations from the RFA. The Company has recorded as other income, forgiveness of non-recourse debt, in the amount of approximately $26.1 million in the third quarter of fiscal year 2014.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement. As of June 30, 2014, the Company has not used this facility.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 — Other Debt — CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5 — Acquisition of CBC) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into an amendment whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. As of June 30, 2014, the debt amounted to $27.4 million, which consists of a $14.4 million drawdown from a line of credit ($0.6 million available) from an institutional source and $13.0 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at June 30, 2014:

	Interest Rate	June 30, 2014 Balance
Notes payable with varying monthly installments:
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,599,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	5,498,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,894,000

Subtotal notes payable		12,991,000

$15,000,000 revolving line of credit expiring on February 28, 2015	4.75%	14,443,000

Total debt – CBC		$27,434,000

On July 15, 2014, CBC entered into an amendment whereby it increased its revolving line of credit from $15.0 million to $20.0 million and the maturity date was changed to December 31, 2014.

Note 12 — Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2014. The two CBC operating principals entered into renewable two-year employment contracts at the time of acquisition (see Note 5, Acquisition of CBC).

Leases

The Company leases its facilities in Englewood Cliffs, New Jersey, Houston, Texas, New York, New York and Conshohocken, Pennsylvania. Please refer to the Company’s consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission, for additional information. CBC is a party to a lease agreement for a facility located in Conshohocken, Pennsylvania. The lease expires in August 2014. CBC is not renewing the lease. Rather it is planning on relocating to a different (leased) facility within the same town.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Finance Income Recognition, Impairments, and Commissions and Fees

Income Recognition

The Company has accounted for its investment in consumer receivables acquired for liquidation using the interest method under the guidance of ASC 310. In ASC 310 static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. At June 30, 2014, the Company transferred its remaining balance of approximately $5.5 million of the consumer receivables acquired for liquidation from the interest method to the cost recovery method, resulting in approximately $31.5 million accounted for using the cost recovery method, of which approximately $21.6 million is concentrated in one portfolio. The Company transferred the remaining balance to cost recovery method because it did not have a reasonable expectation about timing and amount of cash flows expected to be collected.

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

Impairments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Increases in expected cash flows that were deemed permanent were recognized prospectively through an adjustment to the internal rate of return while decreases in expected cash flows that were deemed permanent are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. There were $19.9 million of impairment charges recorded during the three and nine month periods ended June 30, 2014. An impairment of $10.1 million and $12.4 was recorded during the three and nine month periods ended June 30, 2013, respectively.

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

The Company believes it has significant experience in acquiring certain distressed consumer receivables portfolios at a significant discount to the amount actually owed to the underlying debtors. The Company acquires these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that we believe our estimated cash flow offers us an adequate return on our acquisition costs after servicing expense. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates that the Company uses for its expected cash flows.

On the interest method portfolios, the Company has used a time frame of the expectation of recovering 100% of its capital within 24-29 month period and the expectation of recovering 150% of invested capital over a 7 year period. The Company continually monitors these expectations against the actual cash flows and, in the event the cash flows are below its expectations and it believes there are no reasons relating to mere timing, or temporary differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing, or temporary differences, it would defer the “excess” collection as deferred revenue.

The Company acquires accounts that have experienced deterioration of credit quality between origination and the date of its acquisition of the accounts. The amount paid for a portfolio of accounts reflects the Company’s determination that it is probable that the Company will be unable to collect all amounts due according to the portfolio of accounts’ contractual terms. The Company considers the expected payments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each acquired portfolio coupled with expected cash flows from accounts available for sales. The excess of this amount over the cost of the portfolio, representing the excess of the accounts’ cash flows expected to be collected over the amount paid, was accreted into income recognized on finance receivables accounted for on the interest method over the expected remaining life of the portfolio.

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

Note 14 — Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards, which expire in September 2029. The provision for income tax expense (benefit) for the three month periods ended June 30, 2014 and 2013 reflects income tax expense (benefit) at an effective rate of 38.7% and (40.9)%, respectively. The provision for income tax expense for the nine month periods ended June 30, 2014 and 2013 reflects income tax expense at an effective rate of 36.7% and 35.4%, respectively.

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

Note 15 — Net Income (Loss) per Share

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

The following table presents the computation of basic and diluted per share data for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$9,295,000	12,979,472	$0.72	$733,000	12,946,521	$0.06

Effect of Dilutive Stock		228,543	(0.02)		271,135	—

Diluted	$9,295,000	13,208,015	$0.70	$733,000	13,217,656	$0.06

At June 30, 2014, 1,088,304 options at a weighted average exercise price of $11.88 were not included in the diluted earnings per share calculation as they were antidilutive.

At June 30, 2013, 575,669 options at a weighted average exercise price of $8.07 were not included in the diluted earnings per share calculation as they were antidilutive.

The following table presents the computation of basic and diluted per share data for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$5,464,000	12,984,882	$0.42	$(2,737,000)	12,954,455	$(0.21)

Effect of Dilutive Stock		229,821	(0.01)		—	—

Diluted	$5,464,000	13,214,703	$0.41	$(2,737,000)	12,954,455	$(0.21)

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 371,700 shares and an award of 102,321 shares of restricted stock, leaving 1,525,979 shares available as of June 30, 2014. As of June 30, 2014, approximately 49 of the Company’s employees were able to participate in the 2012 Plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Nine Months Ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,622,771	$11.31	1,499,471	$11.27
Options granted	161,700	8.48	210,000	9.36
Options exercised	(11,500)	3.46	(29,500)	3.51
Options forfeited/canceled	(210,767)	14.87	(50,000)	7.77

Outstanding options at the end of period	1,562,204	$10.66	1,629,971	$11.27

Exercisable options at the end of period	987,198	$11.97	1,112,037	$12.57

	Three Months Ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,563,704	$10.65	1,655,871	$11.12
Options granted	—	—	50,000	8.69
Options exercised	(1,500)	6.89	(25,900)	3.06
Options forfeited/canceled	—	—	(50,000)	7.77

Outstanding options at the end of period	1,562,204	$10.66	1,629,971	$11.27

Exercisable options at the end of period	987,198	$11.97	1,112,037	$12.57

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Weighted Number Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.8751 – $ 5.7500	7,500	4.8	$2.95	7,500	$2.95
$ 5.7501 – $ 8.6250	938,100	7.1	7.92	503,100	7.78
$ 8.6251 – $14.3750	260,000	8.3	9.77	119,994	10.25
$14.3751 – $17.2500	1,944	0.0	15.99	1,944	15.99
$17.2501 – $20.1250	339,660	0.3	18.23	339,660	18.23
$25.8751 – $28.7500	15,000	2.5	28.75	15,000	28.75

	1,562,204	5.8	$10.66	987,198	$11.97

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Option Plans (continued)

The Company recognized $1,046,000 and $367,000 of compensation expense related to stock option during the nine and three month periods ended June 30, 2014, respectively. The Company recognized $1,307,000 and $532,000 of compensation expense related to stock options during the nine and three months ended June 31, 2013. As June 30, 2014, there was $1,796,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.45 years.

The intrinsic value of the outstanding and exercisable options as of June 30, 2014 was approximately $391,000 and $281,000, respectively. The weighted average remaining contractual life of exercisable options is 4.3 years. The intrinsic and the fair value of the options exercised during the nine month period ended June 30, 2014 was approximately $57,000 and $95,000, respectively. The intrinsic and fair value of the stock options exercised during the three month period ended June 30, 2014 was approximately $2,000 and $12,000, respectively. The intrinsic and fair value of the stock options exercised during the nine month period ended June 30, 2013 was approximately $172,000 and $276,000, respectively. The intrinsic and fair value of the stock options exercised during the three month period ended June 30, 2013 was approximately $162,000 and $241,000, respectively. The proceeds from the exercise of options exercised during the nine and three month periods ended June 30, 2014 were approximately $40,000 and $10,000, respectively. There was no tax effect associated with these exercises. The fair value of the stock options that vested during the nine and three month periods ended June 30, 2014 was approximately $743,000 and $137,000, respectively. The fair value of the options that vested during the nine and three month periods ended June 30, 2013 was approximately $1,259,000 and $144,000, respectively. The fair value of the awards granted during the nine and three month periods ended June 30, 2014 was $1,372,000 and $0, respectively. The fair value of the awards granted during the nine and three month period ended June 30, 2013 was approximately $1,702,000 and $341,000, respectively.

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	102,321	$9.57	10,922	$7.63
Awards granted	—	—	102,321	9.57
Vested	(34,107)	9.57	(10,922)	7.63
Forfeited	—	—	—	—

Unvested at the end of period	68,214	$9.57	102,321	$9.57

	Three Months Ended June 30,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	68,214	$9.57	102,321	$9.57
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	68,214	$9.57	102,321	$9.57

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Option Plans (continued)

The Company recognized $244,000 and $82,000 of compensation expense related to the restricted stock awards during the nine and three month periods ended June 30, 2014, respectively. The Company recognized $191,000 and $81,000 of compensation expense related to the restricted stock awards for the nine and three month periods ended June 30, 2013. As of June 30, 2014, there was $479,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs expected to be recognized is 1.47 years. There were no restricted stock awards granted during the first nine months of fiscal year 2014. The fair value of the restricted stock awards granted during the first quarter of fiscal year 2013 was approximately $979,000. The fair value of the awards vested during the nine month periods ended June 30, 2014 and 2013 was $326,000 and $83,000, respectively. There were no awards vested in the third quarter of fiscal years 2014 and 2013.

The Company recognized an aggregate total of $1,290,000 and $449,000, respectively, in compensation expense for the nine and three month periods ended June 30, 2014, for the stock options and restricted stock grants. The Company recognized an aggregate of $1,498,000 and $613,000, respectively, for the nine and three month periods ended June 30, 2013, for the stock options and restricted stock grants. As of June 30, 2014, there was a total of $2,275,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 18 — Stockholders’ Equity

There were no dividends declared or paid during the nine months ended June 30, 2014. During September 2012, the Company declared a cash dividend aggregating $260,000 ($0.02 per share) which was paid November 1, 2012. On December 13, 2012, the Board of Directors of the Company approved the payment of a special accelerated annual dividend of $0.08 per share to shareholders of record on December 24, 2012. The aggregate dividend of $1,030,000 was paid on December 28, 2012.

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the repurchase of up to $20 million of the Company’s common stock, which was effective through March 11, 2013. During the nine and three month period ended June 31, 2013 the Company purchased approximately 172,000 and 0 shares, respectively, at an aggregate cost of approximately $1,574,000 and $0, respectively, under the plan. The Plan expired in March 2013.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Available-for-sale investments (Level 1)	$70,205,000	$70,205,000	$58,035,000	$58,035,000
Consumer receivables acquired for liquidation (Level 3)	31,514,000	60,490,000	57,900,000	70,875,000
Structured settlements (Level 3)	35,892,000	35,892,000	—	—
Financial liabilities
Non-recourse debt – BMO (Level 3)	—	—	35,760,000	27,000,000
Other debt – CBC, revolving line of credit (Level 3)	14,443,000	14,443,000	—	—
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	12,991,000	12,991,000	—	—

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

Structured settlements — The Company determined the fair value based on the discounted forecasted future collections of the structured settlements.

Non-recourse Debt — Bank of Montreal — carried a variable rate. The fair value at September 30, 2013 was based on the discounted weighted average forecasted future collections of the Portfolio Purchase.

Other debt CBC, revolving line of credit — The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments — The fair value at June 30, 2014 was based on the discounted forecasted future collections of the structured settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 — Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of June 30, 2014, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the nine month period ended June 30, 2014. The Company had no Level 2 or Level 3 available-for-sale investments during the first nine months of fiscal year 2014.

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of June 30, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Rate

Structured settlements at fair value	$35,892,000	Discounted cash flow	Discount rate	5.5%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2014 were as follows:

Balance at September 30, 2013	$0
Acquisition of CBC (see Note 5)	30,436,000
Total gains included in earnings	1,440,000
Purchases	4,696,000
Sales	—
Interest accreted	1,475,000
Payments received	(2,155,000)

Total	$35,892,000

The amount of total gains for the nine month period included in earnings attributable to the change in unrealized gains (losses) relating to assets held at June 30, 2014	$1,440,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the nine months ended June 30, 2014 are reported in the following revenue categories:

Total gains (losses) included in earnings in fiscal year 2014	$1,440,000

Change in unrealized gains (losses) relating to assets still held at June 30, 2014	$1,440,000

The changes in structured settlements at fair value using significant observable inputs (Level 3) during the three months ended June 30, 2014 were as follows:

Balance at March 31, 2014	$33,330,000
Total gains included in earnings	620,000
Purchases	2,337,000
Sales	—
Interest accreted	767,000
Payments received	(1,162,000)

Total	$35,892,000

The amount of total gains for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets held at June 30, 2014	$620,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the three months ended June 30, 2014 are reported in the following revenue categories:

Total gains included in earnings in the three months ended June 30, 2014	$620,000

Change in unrealized gains (losses) relating to assets still held at June 30, 2014	$620,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. While the overall returns to Pegasus are currently estimated to be in excess of 20% per annum, the Company reserves the right to terminate Pegasus if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. As of June 30, 2014, the Company had a net invested balance of approximately $31.7 million in personal injury cases. During the nine months ended June 30, 2014 distributions of $4.5 million and $0.8 million were made to Fund Pegasus, LLC and PLF, respectively.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of June 30, 2014, we have invested $1.8 million, net of reserve charges, in cases managed by this Venture.

We provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At June 30, 2014, the balance on the revolving line of credit was approximately $1.0 million. The term of the loan was to end in May 2014 but was extended an additional six months.

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

CBC has a portfolio of structured settlements which is financed by approximately $27.4 million of debt, including a $15.0 million line of credit from an institutional source (approximately $0.6 million of the line was unused as of June 30, 2014) and notes issued by CBC to third party investors. At June 30, 2014 the Company has an invested value of $35.9 million in structured settlements.

Critical Accounting Policies

We account for our investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecom receivables, consumer loan receivables and mixed consumer receivables has matured, we have used the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes and we do not possess the same expertise, or we cannot reasonably estimate the timing of the cash flows, we have utilized the cost recovery method of accounting for those portfolios of receivables.

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

On interest method portfolios, we have used a time frame of the expectation of recovering 100% of our capital within 24-29 months and the expectation of recovering 150% of invested capital over a 7 year period. We continuously monitored these expectations against the actual cash flows and, in the event the cash flows are below our expectations and we believe there are no reasons relating to mere timing or temporary differences or explainable delays (such as can occur particularly when the court system is involved) for the reduced collections, an impairment would be recorded as a provision for credit losses. Conversely, in the event the cash flows are in excess of our expectations and the reason is due to timing or temporary differences, we would defer the “excess” collection as deferred revenue.

We use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. At June 30, 2014, the Company transferred its remaining balance of the consumer receivables acquired for liquidation from the interest method to the cost recovery method, resulting in approximately $31.5 million accounted for using the cost recovery method, of which approximately $21.6 million is concentrated in one portfolio. We transferred the remaining balance to cost recovery method because we did not have a reasonable expectation about timing and amount of cash flows expected to be collected.

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

Results of Operations

The nine-month period ended June 30, 2014, compared to the nine-month period ended June 30, 2013

Finance income. For the nine month period ended June 30, 2014, finance income decreased $6.2 million, or 23.2%, to $20.6 million from $26.8 million for the nine month period ended June 30, 2013. Finance income decreased primarily due to the lower level of portfolio purchases and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased $53.0 million in face value of new portfolios at a cost of $3.7 million in the first nine months of fiscal year 2014. The portfolios purchased are accounted for on the cost recovery method. We purchased $53.5 million in face value of new portfolios at a cost of $3.3 million in the nine month period ended June 30, 2013.

During the first nine months of fiscal year 2014, gross collections decreased 21.8% to $51.9 million from $66.4 million for the nine months ended June 30, 2013, reflecting the lower level of purchases, and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $3.2 million, or 13.1%, for the nine months ended June 30, 2014 as compared to the same period in the prior year, and averaged 40.7 % of collections for the nine months ended June 30, 2014 as compared to 36.7% for the same prior year period. Net collections decreased 26.9% to $30.7 million for the nine month period ended June 30, 2014 from $42.0 million for the nine months ended June 30, 201. Income recognized from fully amortized portfolios (zero based revenue) was $20.2 million for the nine month period ended June 30, 2014 compared to $25.8 million for the nine month period ended June 30, 2013.

Personal injury claims income. For the nine month period ended June 30, 2014, personal injury claims income increased 16.3% to $5.7 million, from $4.9 million for the nine month period ended June 30, 2013.

Forgiveness of non-recourse debt. On June 3, 2014 the Company made the final payment of the remaining amount due on the non-recourse debt due to the Bank of Montreal in accordance with the Settlement Agreement signed in August 2013. The Company has recorded as other income, forgiveness of non-recourse debt, in the amount of approximately $26.1 million in the third quarter of fiscal year 2014.

Structured settlement income. Structured settlement income was $2.9 million in the period ended June 30, 2014, which consists of $1.5 million of interest income on structured settlements and $1.5 million of unrealized gains on structured settlements. The income is for the period January 1, 2014 through June 30, 2014, the period CBC was included in our results of operations. There is no prior year comparative data.

Other income. Other income consists of interest and dividend income, realized gains and losses on available for sale transactions, service fee income and fee income from the new disability advocacy group, GAR National Disability Advocates.

General and administrative expenses. During the nine months ended June 30 , 2014, general and administrative expenses increased $2.6 million, or 14.5%, to $20.5 million from $17.9 million for the nine months ended June 30, 2013. The increase primarily reflects the inclusion of CBC and GAR National Disability Help Advocates, LLC (“GAR National Disability”), as there is no comparative data included in the nine month prior year period.

Interest expense. During the nine month period ended June 30, 2014, interest expense decreased $0.8 million, or 49.4%, to $0.8 million, from $1.6 million in the same prior year period. The decrease in interest expense is primarily the result of the Settlement Agreement with the Bank of Montreal, signed in August of 2013, whereby the interest rate and balance on which the interest is applied were significantly reduced. Offsetting the total interest savings is the inclusion of approximately $0.8 million in CBC interest expense for the period in which CBC was part of the Company, the six month period January 1, 2014 through June 30, 2014.

Impairments. There were $19.9 million in impairments recorded during the nine month period ended June 30, 2014 compared to impairments of $17.9 million recorded during the nine month period ended June 30, 2013. Impairment of the Great Seneca Portfolio totaled $14.1 million in the nine month period ended June 30, 2014 compared to $10.1 million in the same prior year period. Additionally, an impairment of $4.7 million was recorded on all the medical receivable asset class.

Income tax expense. Income tax expense, consisting of federal and state income taxes, was a $5.1 million benefit for the nine months ended June 30, 2014, as compared to income tax expense of $0.5 million for the comparable 2013 period.

Income attributable to non-controlling interest. The income attributable to non-controlling 20% interests in Pegasus and CBC of $483,000 was recorded in fiscal year 2014. The non-controlling interest in Pegasus for the nine month period ended June 30, 2013 was $176,000. There was no comparative data for CBC in the prior year.

Net income attributable to Asta Funding, Inc. Net income was $9.3 million for the nine month period ended June 30, 2014 as compared to $733,000 for the nine month period ended June 30, 2013.

The three-month period ended June 30, 2014, compared to the three-month period ended June 30, 2013

Finance income. For the three month period ended June 30, 2014, finance income was $6.7 million as compared to $10.0 million for the three month period ended June 30, 2013, a decrease of $3.3 million, or 33.5%. We purchased $35.9 million in face value of new portfolios at a cost of $2.7 million in the third quarter of fiscal year 2014. We purchased $53.5 million in face value of a consumer portfolio at a cost of $3.3 million during the three month period ended June 30, 2013.

During the third quarter of fiscal year 2014, gross collections decreased 22.4% to $18.2 million from $23.4 million for the three months ended June 30, 2013. Commissions and fees associated with gross collections from our third party collection agencies and attorneys were flat during the third quarter of fiscal year 2014 as compared the same period of the prior year. Net collections decreased by 34.9% to $10.0 million in the current quarter from $15.4 million for the three months ended June 30, 2013. Income recognized from fully amortized portfolios (zero based revenue) was $6.5 million and $9.7 million for the three months ended June 30, 2014 and 2013, respectively.

Personal injury claims income. For the three month period ended June 30, 2014 personal injury claims income of $1.8 million decreased $0.5 million from $2.3 million for the three month period ended June 30, 2013.

Structured settlement income. Structured settlement income was $1.4 million in the three month period ended June 30, 2014. There is no prior year comparative data.

Forgiveness of non-recourse debt. On June 3, 2014 the Company made the final payment of the remaining amount due on the non-recourse debt due to the Bank of Montreal in accordance with the Settlement Agreement signed in August 2013. The Company has recorded as other income, forgiveness of non-recourse debt, in the amount of approximately $26.1 million in the third quarter of fiscal year 2014.

Other income. Other income consists of interest and dividend income, realized gains and losses on available for sale transactions and service fee income and fee income from the new disability advocacy group, GAR National Disability Advocates.

General and administrative expenses. During the three-month period ended June 30, 2014, general and administrative expenses increased $0.5 million, or 7.1%, to $7.0 million from $6.5 million for the three months ended June 30, 2013. The increase primarily reflects the inclusion of CBC and GAR National Disability, as there is no comparative data included in the three month prior year period.

Interest expense. During the three-month period ended June 30, 2014, interest expense was $413,000 compared to $518,000 in the same period in the prior year. The decrease in interest expense is the result of the Settlement Agreement with the Bank of Montreal, signed in August of 2013, whereby the interest rate and balance on which the interest is applied were significantly reduced. Offsetting the total interest savings is the inclusion of approximately $0.4 million of CBC interest expense for the 2014 period.

Impairments. Impairments of $19.9 million were recorded in the three month period ended June 30, 2014 as compared to impairments of $10.2 million recorded during the three month period ended June 30, 2013. Approximately $14.4 million of the current period impairment charge was attributable to the Great Seneca Portfolio. Additionally, $4.7 million of the current quarter impairment charge was recorded on all the medical receivable asset class.

Income tax benefit. Income tax benefit was $7.2 million for the three month period ended June 30, 2014 as compared to a benefit of $1.9 million for the three month period ended June 30, 2013. The higher tax benefit in the current period is primarily the result of a higher pre-tax loss, reflecting the increase in impairments recorded in the current period compared to the prior year period.

Income attributable to non-controlling interest. The income attributable to non-controlling interest was $20,000 and $53,000 in fiscal years 2014 and 2013, respectively. The non-controlling interests are related to Pegasus and CBC in the three month period ended June 30, 2014 as compared to only Pegasus in the same comparative period of fiscal year 2013.

Net income attributable to Asta Funding, Inc. Net income was $5.5 million for the three month period ended June 30, 2014 as compared to a net loss of $2.7 million for the three month period ended June 30, 2013.

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

Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. The Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) was in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by Asta Funding, Inc., (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the Receivables Financing Agreement and the Settlement Agreement.

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI will be entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. The Company estimated the Income Interest to be between $0 and $1.4 million. However, the Company believes that no amount would be incurred because of the continued deterioration of the collections from the portfolio purchase.

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation has been paid in full, Palisades XVI has been released from further debt obligations from the RFA. We have recorded as other income, forgiveness of non-recourse debt, in the amount of approximately $26.1 million in the third quarter of fiscal year 2014.

Other Investments — Personal Injury Claims

On December 28, 2011, we formed a joint venture Pegasus Funding, LLC (“Pegasus”) with Pegasus Legal Funding, LLC (“PLF”). Pegasus purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties — Asta Funding, Inc. 80% and PLF, 20%.

Other Investments — Divorce Funding

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. The term of the loan was to end in May 2014, but was extended an additional six months.

Other Investments — Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired debt that totaled $23 million consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. As of June 30, 2014, the debt approximated $27.4 million. On July 15, 2014, CBC entered into an amendment whereby it increased its revolving line of credit from $15.0 million to $20.0 million and the maturity date was changed to December 31, 2014.

Cash Flow

As of June 30, 2014, our cash decreased $9.2 million to $26.0 million from $35.2 million at September 30, 2013.

Net cash provided by operating activities was $7.5 million during the nine months ended June 30, 2014 compared to $12.8 million during the nine months ended June 30, 2013 primarily a reflection of lower net income, net of non-cash items. Net cash used in investing activities was $8.8 million during the nine month period ended June 30, 2014 compared to $30.4 million provided by investing activity during the nine months ended June 30, 2013, reflecting proceeds from maturities of certificates of deposit in the prior fiscal year, an increase in net purchases of available-for-sale securities and the CBC acquisition in the current period, partially offset by a decrease in the personal injury claim investment. Net cash used in financing activities decreased from $10.0 million in the nine month period ended June 30, 2013 to $7.9 million in the nine month period ended June 30, 2014. This decrease is attributable to the discontinuation of dividend payments and treasury stock purchases in the current nine month period.

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

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	For the Nine Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Acquisition of receivable portfolios	—	3,702,000	3,702,000
Net cash collections from collection of consumer receivables acquired for liquidation	(19,957,000)	(10,782,000)	(30,739,000)

Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,000)	—	(4,000)
Impairment	(1,056,000)	(18,845,000)	(19,901,000)
Transfer to cost recovery	(5,461,000)	5,461,000	—
Finance income recognized (1)	18,407,000	2,149,000	20,556,000

Balance, end of period	$0	$31,514,000	$31,514,000

Finance income as a percentage of collections	92.2%	19.9%	66.9%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$18,046,000	$2,149,000	$20,195,000
Non-fully amortized portfolios	361,000	—	361,000

Finance income recognized	$18,407,000	$2,149,000	$20,556,000

	For the Nine Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Acquisition of receivable portfolios	3,340,000	—	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(26,901,000)	(13,113,000)	(40,014,000)

Net cash collections represented by account sales of consumer receivables acquired for liquidation	(987,000)	(1,037,000)	(2,024,000)
Impairment	(2,203,000)	(10,148,000)	(12,351,000)
Finance income recognized (1)	23,531,000	3,225,000	26,756,000

Balance, end of period	$9,106,000	$53,488,000	$62,594,000

Finance income as a percentage of collections	84.4%	22.8%	63.6%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$22,599,000	$3,225,000	$25,824,000
Non-fully amortized portfolios	932,000	—	932,000

Finance income recognized	$23,531,000	$3,225,000	$26,756,000

	For the Three Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,970,000	$45,101,000	$52,071,000
Acquisition of receivable portfolio	—	2,733,000	2,733,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,348,000)	(3,691,000)	(10,039,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,000)	—	(2,000)
Impairment	(1,056,000)	(18,845,000)	(19,901,000)
Transfer to cost recovery	(5,461,000)	5,461,000	—
Finance income recognized (1)	5,897,000	755,000	6,652,000

Balance, end of period	$0	$31,514,000	$31,514,000

Finance income as a percentage of collections	92.9%	20.5%	66.2%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$5,777,000	$755,000	$6,532,000
Non-fully amortized portfolios	120,000	—	120,000

Finance income recognized	$5,897,000	$755,000	$6,652,000

	For the Three Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,813,000	$68,011,000	$74,824,000
Acquisition of receivable portfolio	3,340,000	—	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,611,000)	(4,807,000)	(13,418,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(970,000)	(1,037,000)	(2,007,000)
Impairment	—	(10,148,000)	(10,148,000)
Finance income recognized (1)	8,534,000	1,469,000	10,003,000

Balance, end of period	$9,106,000	$53,488,000	$62,594,000

Finance income as a percentage of collections	89.1%	25.1%	64.8%

(1) The following table summarizes finance income from fully amortized and non-fully amortized portfolios:

Fully amortized portfolios	$8,280,000	$1,469,000	$9,749,000
Non-fully amortized portfolios	254,000	—	254,000

Finance income recognized	$8,534,000	$1,469,000	$10,003,000

All remaining interest method portfolios were transferred to cost recovery effective June 30, 2014. As of that date, we no longer recognize deferred finance income.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Collections Represented by Account Sales

Period	Collections Represented By Account Sales	Finance Income Earned
Nine months ended June 30, 2014	$4,000	$2,000
Three months ended June 30, 2014	$2,000	$1,000
Nine months ended June 30, 2013	$2,024,000	$1,592,000
Three months ended June 30, 2013	$2,007,000	$1,583,000

Portfolio Performance (1)

(Interest method portfolios only)

Purchase Period	Purchase Price (2)	Cash Collections Including Cash Sales (3)	Estimated Remaining Collections (4)	Total Estimated Collections (5)	Total Estimated Collections as a Percentage of Purchase Price
2001	$65,120,000	$105,766,000	$—	$105,766,000	162%
2002	36,557,000	48,329,000	—	48,329,000	132%
2003	115,626,000	224,590,000	—	224,590,000	194%
2004	103,743,000	194,654,000	—	194,654,000	188%
2005	126,023,000	230,760,000	—	230,760,000	183%
2006	163,392,000	276,799,000	—	276,799,000	169%
2007	109,235,000	111,216,000	—	111,216000	102%
2008	26,626,000	54,125,000	—	54,125,000	203%
2009	19,127,000	41,824,000	—	41,824,000	219%
2010	7,212,000	24,473,000	—	24,473,000	339%
2011	—	—	—	—	—
2012	—	—	—	—	—
2013(6)	3,341,000	390,000	—	390,000	12%
2014	—	—	—	—	—

(1)	Total collections do not represent full collections of the Company with respect to this or any other year.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs).
(3)	Net cash collections include: net collections from our third-party collection agencies and attorneys, net collections from our in-house efforts and collections represented by account sales.
(4)	Does not include collections from portfolios that are zero basis.
(5)	Total estimated collections refer to the actual net cash collections, including cash sales, plus estimated remaining net collections.
(6)	Portfolio transferred to cost recovery method effective June 30, 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. At June 30, 2014, our Receivable Financing Agreement, which had been variable debt, had an outstanding balance of $0. The debt associated with our acquisition of CBC, had a balance of approximately $27.4 million, consisting of $14.4 million through a line of credit, at a rate of 4.75%, from a financial institution, and $13.0 million of notes at varying rates, from 7.125% to 8.75%, issued by CBC’s subsidiaries. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

As of June 30, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls Over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the third quarter ended June 30, 2014. These changes have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unresolved SEC Staff Comments

The Company received several comment letters beginning on March 7, 2014 from the Securities and Exchange Commission (“SEC”) concerning its Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The SEC requested, among other things, information concerning the Company’s revenue recognition policy on consumer receivables acquired for liquidation and the Company’s application of Generally Accepted Accounting Principles in the United States (“GAAP”) thereon. The Company is in the process of addressing the questions raised by the SEC. The Company accounts for its investment in consumer receivables acquired for liquidation under ASC 310-30 - Loans and Debt Securities Acquired with Deteriorated Credit Quality and believes it has accounted for this investment and the related revenue in accordance with GAAP.

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

ASTA FUNDING, INC. (Registrant)

Date: August 18, 2014	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2014	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation