Form 10-Q/A
period 2013-12-31
ASTA FUNDING INC
filed 2015-06-25
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment #1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 20, 2015, the registrant had 13,060,839 common shares outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to revise and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 as originally filed with the Securities and Exchange Commission on February 10, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the revision and restatement described below. We previously reported finance income for certain portfolios of consumer receivables acquired for liquidation using the interest method (“interest method portfolios”) in accordance with the guidance of FASB Accounting Standards Codification (“ASC”), Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) We subsequently concluded that it is more appropriate to recognize finance income on these portfolios using the cost recovery method in accordance with ASC 310-30, and to reflect the change in accounting method in results of operations for the quarter ended December 31, 2013. The effect on the restated results of operations for the quarterly period ended December 31, 2013, was a reduction of pretax income of $2.3 million with an associated tax benefit of $0.8 million which resulted in Net Income attributable to Asta Funding, Inc. of $0.9 million or $0.07 per share from $2.4 million or $0.18 per share. The effect on the comparable quarterly period ended December 31, 2012 was not material. In addition, we identified certain pre-tax misstatements in prior periods related to our accounting for interest method portfolios accounted for under ASC 310-30. The misstatement resulted in an increase in the carrying value of interest method portfolios of approximately $6.4 million, with an associated decrease in deferred tax assets of approximately $2.7 million as of September 30, 2013.The impact of the misstatement in prior years’ financial statements was not material to any of those years, however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to our current year consolidated financial statements. As such, we have accounted for the cumulative effect of this misstatement as an adjustment to the beginning balance of retained earnings of approximately $3.7 million as of September 30, 2013, in this quarterly report for the period ended December 31, 2013. See Note 2 to the condensed consolidated financial statements for more information.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2013 (As Restated)(1)	September 30, 2013 (As Revised)(1)
ASSETS
Cash and cash equivalents	$36,103,000	$35,179,000
Available for sale investments	58,479,000	58,035,000
Restricted cash	948,000	968,000
Consumer receivables acquired for liquidation (at net realizable value)	59,218,000	64,254,000
Structured settlements	30,436,000	—
Investment in personal injury claims	30,489,000	35,758,000
Due from third party collection agencies and attorneys	679,000	1,169,000
Prepaid and income taxes receivable	251,000	1,496,000
Furniture and equipment, net	956,000	1,106,000
Deferred income taxes	8,286,000	7,772,000
Goodwill	2,770,000	1,410,000
Other assets	4,721,000	4,383,000

Total assets	$233,336,000	$211,530,000

LIABILITIES
Non-recourse debt - Bank of Montreal	$33,132,000	$35,760,000
Other debt - CBC (including non-recourse notes payable amounting to $13.8 million at December 31, 2013)	23,363,000	—
Other liabilities	2,106,000	2,486,000

Total liabilities	58,601,000	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued — 14,917,977 at December 31, 2013 and September 30, 2013; and outstanding 12,974,239 at December 31, 2013 and September 30, 2013	149,000	149,000
Additional paid-in capital	79,522,000	79,104,000
Retained earnings	113,641,000	112,694,000
Accumulated other comprehensive loss	(755,000)	(674,000)
Treasury stock (at cost), 1,943,738 shares at December 31, 2013 and September 30, 2013	(17,805,000)	(17,805,000)
Non-controlling interest	(17,000)	(184,000)

Total stockholders’ equity	174,735,000	173,284,000

Total liabilities and stockholders’ equity	$233,336,000	$211,530,000

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31, 2013 (As Restated)(1)	Three Months Ended December 31, 2012 (As Revised)(1)
Revenues
Finance income, net	$4,648,000	$8,430,000
Other income (includes ($25,000) and $175,000 during the three month periods ended December 31, 2013 and 2012, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities)	3,322,000	2,062,000

	7,970,000	10,492,000

Expenses
General and administrative	5,767,000	5,593,000
Interest expense	9,000	569,000
Impairments	—	106,000

	5,776,000	6,268,000

Income before income taxes	2,194,000	4,224,000
Income tax expense (includes tax benefit / (expense) of $10,000 and ($71,000) during the three month periods ended December 31, 2013 and 2012, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities)	798,000	1,691,000

Net income	1,396,000	2,533,000
Less: net income attributable to non-controlling interest	449,000	45,000

Net income attributable to Asta Funding, Inc.	$947,000	$2,488,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.07	$0.19

Diluted	$0.07	$0.19

Weighted average number of shares outstanding:
Basic	12,974,239	12,941,242
Diluted	13,200,084	13,200,116

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31, 2013 (As Restated)(1)	Three Months Ended December 31, 2012 (As Revised)(1)
Comprehensive income is as follows:
Net income	$1,396,000	$2,533,000

Net unrealized securities loss, net of tax benefit of $58,000 and $288,000 during the 3 month periods ended December 31, 2013 and 2012, respectively	(66,000)	(419,000)
Reclassification adjustments for securities sold during the period, net of tax benefit / (expense) of $10,000 and ($71,000) for the 3 months ended December 2013 and 2012, respectively	(15,000)	98,000

Other comprehensive loss	(81,000)	(321,000)

Total comprehensive income	$1,315,000	$2,212,000

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Non- Controlling Interest	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, September 30, 2013, as reported	14,917,977	$149,000	$79,104,000	$109,011,000	$(674,000)	($17,805,000)	$(184,000)	$169,601,000
Cumulative impact of prior period revisions				3,683,000				3,683,000

Balance, September 30, 2013, as revised(2)	14,917,977	149,000	79,104,000	112,694,000	(674,000)	(17,805,000)	(184,000)	173,284,000
Stock based compensation expense			418,000					418,000
Net income, as restated				947,000			449,000	1,396,000
Unrealized loss on marketable securities					(81,000)			(81,000)
Distributions to non-controlling interest							(282,000)	(282,000)

Balance, December 31, 2013, as restated	14,917,977	$149,000	$79,522,000	$113,641,000	$(755,000)	($17,805,000)	$(17,000)	$174,735,000

(1)	Treasury shares are as follows: September 30, 2013, 1,923,738; December 31, 2013, 1,923,738.
(2)	For discussion on the adjustment, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2013 (As Restated)(1)	Three Months Ended December 31, 2012 (As Revised)(1)
Cash flows from operating activities
Net income	$1,396,000	$2,533,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,000	150,000
Deferred income taxes	(446,000)	312,000
Impairments of consumer receivables acquired for liquidation	—	106,000
Stock based compensation	418,000	439,000
Loss / (gain) on sale of available-for-sale securities	25,000	(175,000)
Changes in:
Prepaid and income taxes receivable	1,245,000	1,349,000
Due from third party collection agencies and attorneys	490,000	959,000
Other assets	(327,000)	(475,000)
Other liabilities	(736,000)	(446,000)

Net cash provided by operating activities	2,215,000	4,752,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(520,000)	—
Principal collected on receivables acquired for liquidation	5,556,000	5,175,000
Principal collected on receivables accounts represented by account sales	—	5,000
Purchase of available-for-sale securities	(5,618,000)	(23,674,000)
Proceeds from sale of available-for-sale securities	5,000,000	23,208,000
Proceeds from maturities of certificates of deposit	—	13,900,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—
Investments in personal injury claims – advances	(4,519,000)	(7,597,000)
Investments in personal injury claims – receipts	9,788,000	3,193,000
Capital expenditures	—	(674,000)

Net cash provided by investing activities	4,099,000	13,536,000

Cash flows from financing activities
Proceeds from exercise of stock options	—	11,000
Changes in restricted cash	20,000	361,000
Distribution to non-controlling interest	(282,000)	—
Repayment of non-recourse debt - Bank of Montreal	(2,628,000)	(2,620,000)
Repayment of other debt – CBC	(2,500,000)	—
Dividends paid	—	(1,290,000)
Purchase of treasury stock	—	(1,386,000)

Net cash used in financing activities	(5,390,000)	(4,924,000)

Net increase in cash and cash equivalents	924,000	13,364,000
Cash and cash equivalents at beginning of period	35,179,000	4,953,000

Cash and cash equivalents at end of period	$36,103,000	$18,317,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,000	$572,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	$—
Other debt – CBC	23,363,000	—

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), AGR Disability Help Center, LLC (“AGR-DHC”) and other subsidiaries, not all wholly owned (collectively, the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard ®, Visa ®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

The Company owns 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims and 80% of newly-acquired CBC Settlement Funding, LLC (“CBC”), which invests in structured settlements (see Note 6: Acquisition of CBC).

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Consolidated Balance Sheet date of December 31, 2013, for items that should potentially be recognized or disclosed in these financial statements. The Company did not identify any items which would require disclosure in or adjustment to the Financial Statements, except as indicated in Note 20.

Reclassifications

Certain items in the prior period’s financial statements have been reclassified to conform to the current period’s presentation, primarily related to certain balance sheet and cash flow items.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements

Restatement of Quarterly Financial Statements for the Period Ended December 31, 2013

Our previously reported results for the quarter ended December 31, 2013, reported finance income on the interest method in accordance with FASB Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. However, due to the Company’s inability to reasonably estimate the cash collections under the interest method, as highlighted by the error identified below “Revision of Prior Period Annual Financial Statements” the Company was precluded from using the interest method and determined that the cost recovery method is the appropriate accounting method under the circumstances and has made adjustments to reflect the cost recovery method prospectively in the first interim period for the fiscal year ended September 30, 2014. The Company has concluded that the change to the cost recovery method should have occurred on October 1, 2013 instead of June 30, 2014 when it was originally reported. This change was also an error and has been corrected in this report on Form 10-Q/A. As disclosed in the detail that follows, the effect on the quarterly period ended December 31, 2013 was a reduction of finance income of approximately $2.3 million with an associated tax benefit of approximately $0.8 million which resulted in Net Income attributable to Asta Funding, Inc. of $0.9 million or $0.07 per share from $2.4 million or $0.18 per share.

Revision of Prior Period Annual Financial Statements

In addition, we identified pre-tax errors in prior annual periods related to the application of the interest method for consumer receivables acquired for liquidation and accounted for under ASC 310-30. During those prior annual periods, the Company had determined the effective yield for its distressed consumer receivable portfolios by analyzing actual cash flows versus the amount of cash flows expected to be collected over the life of the loan as opposed to performing this analysis using the current cash flow variations (i.e., actual versus estimated cash flows within a particular quarter). As disclosed in the detail that follows, this misstatement resulted in an increase in finance receivables of approximately $6.4 million, with a decrease in deferred taxes of approximately $2.7 million and a resulting increase to retained earnings of approximately $3.7 million in this Form 10-Q/A as of September 30, 2013. The impact of the misstatements in the prior years’ financial statements was not material to any of those years or interim periods, respectively, however, the cumulative effect of correcting all of the prior period misstatements in fiscal year 2014 would be material to our fiscal year 2014 consolidated financial statements. As such, consistent with the guidance in ASC Topic 250, Accounting Changes and Error Corrections we have accounted for these errors as a revision of prior period financial statements.

In evaluating whether the previously issued financial statements were materially misstated, the Company applied SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the misstatement measured under each method in light of quantitative and qualitative factors.

Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial misstatements” does not require previously filed reports to be amended. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the misstatements and concluded that they were not material to any of the Company’s previously issued annual or interim period financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the immaterial nature of the misstatement corrections, the cumulative adjustments required to correct the misstatements in the financial statements prior to the fiscal year ended September 30, 2013 are reflected in the revised stockholders’ equity as an adjustment to the beginning balance of retained earnings as of September 30, 2013. The cumulative effect of those adjustments increased previously reported retained earnings by approximately $3.7 million. These adjustments also cumulatively impacted the following balance sheet line items as of September 30, 2013:

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

	September 30, 2013
	As Reported	Adjustments	As Revised
ASSETS
Cash and cash equivalents	$35,179,000	$0	$35,179,000
Investments - available-for-sale	58,035,000	0	58,035,000
Restricted cash	968,000	0	968,000
Consumer receivables acquired for liquidation (at net realizable value)	57,900,000	6,354,000	64,254,000
Investment in personal injury claims	35,758,000	0	35,758,000
Due from third party collection agencies and attorneys	1,169,000	0	1,169,000
Prepaid and income taxes receivable	1,496,000	0	1,496,000
Furniture and equipment, net (net of accumulated depreciation of $4,136,000)	1,106,000	0	1,106,000
Deferred income taxes	10,443,000	(2,671,000)	7,772,000
Goodwill	1,410,000	0	1,410,000
Other assets	4,383,000	0	4,383,000

Total assets	$207,847,000	$3,683,000	$211,530,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-recourse debt	$35,760,000	$0	$35,760,000
Other liabilities	2,486,000	0	2,486,000

Total liabilities	38,246,000	0	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000; issued and outstanding – none	—	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued, 14,917,977, and outstanding 12,974,239	149,000	0	149,000
Additional paid in capital	79,104,000	0	79,104,000
Retained earnings	109,011,000	3,683,000	112,694,000
Accumulated other comprehensive loss, net of income taxes	(674,000)	0	(674,000)
Treasury stock (at cost), 1,943,738 shares	(17,805,000)	0	(17,805,000)
Non-controlling interest	(184,000)	0	(184,000)

Total stockholders’ equity	169,601,000	3,683,000	173,284,000

Total liabilities and stockholders’ equity	$207,847,000	$3,683,000	$211,530,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above also cumulatively impacted the following balance sheet line items as of December 31, 2013:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

	December 31, 2013
	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$36,103,000	$0	$36,103,000
Available for sale investments	58,479,000	0	58,479,000
Restricted cash	948,000	0	948,000
Consumer receivables acquired for liquidation (at net realizable value)	55,131,000	4,087,000	59,218,000
Structured settlements	30,436,000	0	30,436,000
Investment in personal injury claims	30,489,000	0	30,489,000
Due from third party collection agencies and attorneys	679,000	0	679,000
Prepaid and income taxes receivable	251,000	0	251,000
Furniture and equipment, net	956,000	0	956,000
Deferred income taxes	10,132,000	(1,846,000)	8,286,000
Goodwill	2,770,000	0	2,770,000
Other assets	4,721,000	0	4,721,000

Total assets	$231,095,000	$2,241,000	$233,336,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-recourse debt – Bank of Montreal	$33,132,000	$0	$33,132,000
Other debt – CBC (including non-recourse notes payable amounting to $13.8 million)	23,363,000	0	23,363,000
Other liabilities	2,106,000	0	2,106,000

Total liabilities	58,601,000	0	58,601,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding - none	—	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued, 14,917,977, and outstanding 12,974,239	149,000	0	149,000
Additional paid in capital	79,522,000	0	79,522,000
Retained earnings	111,400,000	2,241,000	113,641,000
Accumulated other comprehensive loss	(755,000)	0	(755,000)
Treasury stock (at cost), 1,943,738 shares	(17,805,000)	0	(17,805,000)
Non-controlling interest	(17,000)	0	(17,000)

Total stockholders’ equity	172,494,000	2,241,000	174,735,000

Total liabilities and stockholders’ equity	$231,095,000	$2,241,000	$233,336,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above, for applying the cost recovery method, net of the related income tax benefit impact, resulted in an overstatement of net income of approximately $1.4 million for the quarterly period ended December 31, 2013. The restatement of the quarterly period ended December 31, 2013 is as follow:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income

	Three Months Ended December 31, 2013
	As Reported	Adjustments	As Restated
Revenues
Finance income, net	$6,915,000	$(2,267,000)	$4,648,000

Other income (includes $25,000 during the three month period ended December 31, 2013 of accumulated other comprehensive income reclassification for unrealized net losses on available for sale securities)	3,322,000	0	3,322,000

	10,237,000	(2,267,000)	7,970,000

Expenses
General and administrative	5,767,000	0	5,767,000

Interest expense	9,000	0	9,000

	5,776,000	0	5,776,000

Income before income taxes	4,461,000	(2,267,000)	2,194,000

Income tax expense (includes tax benefit of $10,000 during the three month period ended December 31, 2013 of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities)	1,623,000	(825,000)	798,000

Net income	2,838,000	(1,442,000)	1,396,000

Less: net income attributable to non-controlling interest	449,000	0	449,000

Net income attributable to Asta Funding, Inc.	$2,389,000	$(1,442,000)	$947,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.18	$(0.11)	$0.07

Diluted	$0.18	$(0.11)	$0.07

Weighted average number of shares outstanding:
Basic	12,974,239	0	12,974,239

Diluted	13,200,084	0	13,200,084

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above, net of the related income tax expense impact, resulted in an understatement of net income of approximately $0.1 million for the quarterly period ended December 31, 2012. The revision of the quarterly period ended December 31, 2012 is as follows:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Income

	Three Months Ended December 31, 2012
	As Reported	Adjustments	As Revised
Revenues
Finance income, net	$8,490,000	$(60,000)	$8,430,000

Other income (includes $175,000 during the three month period ended December 31, 2012 of accumulated other comprehensive income reclassification for unrealized net gains on available for sale securities)	2,062,000	0	2,062,000

	10,552,000	(60,000)	10,492,000

Expenses
General and administrative	5,593,000	0	5,593,000

Interest expense	569,000	0	569,000

Impairments of consumer receivables acquired for liquidation	0	106,000	106,000

	6,162,000	106,000	6,268,000

Income before income taxes	4,390,000	(166,000)	4,224,000

Income tax expense (includes expense of $71,000 during the three month periods ended December 31, 2012 of accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	1,757,000	(66,000)	1,691,000

Net income	2,633,000	(100,000)	2,533,000

Less: net income attributable to non-controlling interest	45,000	0	45,000

Net income attributable to Asta Funding, Inc.	$2,588,000	$(100,000)	$2,488,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.20	$(0.01)	$0.19

Diluted	$0.20	$(0.01)	$0.19

Weighted average number of shares outstanding:
Basic	12,941,242		12,941,242
Diluted	13,200,116		13,200,116

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been restated and revised as detailed in the tables below.

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

	Three Months Ended December 31, 2013
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$2,838,000	$(1,442,000)	$1,396,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,000	0	150,000
Deferred income taxes	379,000	(825,000)	(446,000)
Stock based compensation	418,000	0	418,000
Loss / (gain) on sale of available-for-sale securities	25,000	0	25,000
Changes in:
Prepaid and income taxes receivable	1,245,000	0	1,245,000
Due from third party collection agencies and attorneys	490,000	0	490,000
Other assets	(327,000)	0	(327,000)
Other liabilities	(736,000)	0	(736,000)

Net cash provided by operating activities	4,482,000	(2,267,000)	2,215,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(520,000)	0	(520,000)
Principal collected on receivables acquired for liquidation	3,289,000	2,267,000	5,556,000
Purchase of available-for-sale securities	(5,618,000)	0	(5,618,000)
Proceeds from sale of available-for-sale securities	5,000,000	0	5,000,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	0	(5,588,000)
Investments in personal injury claims – advances	(4,519,000)	0	(4,519,000)
Investments in personal injury claims – receipts	9,788,000	0	9,788,000

Net cash provided by investing activities	1,832,000	2,267,000	4,099,000

Cash flows from financing activities
Changes in restricted cash	20,000	0	20,000
Distribution to non-controlling interest	(282,000)	0	(282,000)
Repayment of non-recourse debt - Bank of Montreal	(2,628,000)	0	(2,628,000)
Repayment of other debt – CBC	(2,500,000)	0	(2,500,000)

Net cash used in financing activities	(5,390,000)	0	(5,390,000)

Net increase in cash and cash equivalents	924,000	0	924,000
Cash and cash equivalents at beginning of period	35,179,000	0	35,179,000

Cash and cash equivalents at end of period	$36,103,000	$0	$36,103,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$10,000	0	$10,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	0	$30,436,000
Other debt – CBC	23,363,000	0	23,363,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

	Three Months Ended December 31, 2012
	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$2,633,000	$(100,000)	$2,533,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,000	0	150,000
Deferred income taxes	379,000	(67,000)	312,000
Impairments of consumer receivables acquired for liquidation	—	106,000	106,000
Stock based compensation	439,000	0	439,000
Loss / (gain) on sale of available-for-sale securities	(175,000)	0	(175,000)
Changes in:
Prepaid and income taxes receivable	1,349,000	0	1,349,000
Due from third party collection agencies and attorneys	959,000	0	959,000
Other assets	(475,000)	0	(475,000)
Other liabilities	(446,000)	0	(446,000)

Net cash provided by operating activities	4,813,000	(61,000)	4,752,000

Cash flows from investing activities
Principal collected on receivables acquired for liquidation	5,114,000	61,000	5,175,000
Principal collected on receivables accounts represented by account sales	5,000	0	5,000
Purchase of available-for-sale securities	(23,674,000)	0	(23,674,000)
Proceeds from sale of available-for-sale securities	23,208,000	0	23,208,000
Proceeds from maturities of certificates of deposit	13,900,000	0	13,900,000
Investments in personal injury claims – advances	(7,597,000)	0	(7,597,000)
Investments in personal injury claims – receipts	3,193,000	0	3,193,000
Capital expenditures	(674,000)	0	(674,000)

Net cash provided by investing activities	13,475,000	61,000	13,536,000

Cash flows from financing activities
Proceeds from exercise of stock options	11,000	0	11,000
Changes in restricted cash	361,000	0	361,000
Repayment of non-recourse debt - Bank of Montreal	(2,620,000)	0	(2,620,000)
Dividends paid	(1,290,000)	0	(1,290,000)
Purchase of treasury stock	(1,386,000)	0	(1,386,000)

Net cash used in financing activities	(4,924,000)	0	(4,924,000)

Net increase in cash and cash equivalents	13,364,000	0	13,364,000
Cash and cash equivalents at beginning of period	4,953,000	0	4,953,000

Cash and cash equivalents at end of period	$18,317,000	0	$18,317,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$572,000	$0	$572,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 — Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 4 — Investments

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

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised)

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals primarily throughout the United States.

The Company may account for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

Prior to October 1, 2013 the Company accounted for certain of its investments in finance receivables using the interest method in accordance with the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

Although the Company has switched to the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

The Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted and, as described above, has prospectively adopted the cost recovery method for all portfolios for the period ended December 31, 2013. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. Afterwards, all cash collections are recognized as revenue when received.

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2013, all of the portfolios are accounted for on the cost recovery method, of which $40.9 million is concentrated in one portfolio, the remaining value of a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	RESTATED

	For the Three Months Ended December 31, 2013
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period, as previously reported	$8,071,000	$49,829,000	$57,900,000
Balance transferred to cost recovery – prior period adjustment	(1,304,000)	1,304,000	—
Adjustment for misapplication of the interest method to prior periods	6,354,000	—	6,354,000

Balance beginning of period, as restated	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisitions of receivable portfolio	—	520,000	520,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,203,000)	(10,203,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(1,000)	(1,000)
Finance income recognized (1)	—	4,648,000	4,648,000

Balance, end of period	$—	$59,218,000	$59,218,000

Finance income as a percentage of collections	—	45.6%	45.6%

(1)	Includes $4.6 million derived from zero basis pools.

	REVISED

	For the Three Months Ended December 31, 2012
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period, as previously reported	$12,326,000	$74,561,000	$86,887,000
Balance transferred to cost recovery – prior period adjustment	(2,692,000)	2,692,000	—
Adjustment for misapplication of the interest method to prior periods	5,852,000	1,500,000	7,352,000

Balance, beginning of period, as revised	15,486,000	78,753,000	94,239,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,774,000)	(4,825,000)	(13,599,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,000)	(7,000)	(10,000)
Impairments	(106,000)	—	(106,000)
Finance income recognized (1)	7,521,000	909,000	8,430,000

Balance, end of period	$14,124,000	$74,830,000	$88,954,000

Finance income as a percentage of collections	85.7%	18.8%	61.9%

(1)	Includes $6.9 million derived from zero basis pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation – (Restated and Revised) (continued)

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows as of December 31, 2013. There were no accretable yield adjustments in the first quarter of fiscal years 2014 and 2013. Changes in accretable yield for the three month periods ended December 31, 2013 and 2012 are as follows:

	RESTATED	REVISED

	Three Months	Three Months
	Ended	Ended
	December 31, 2013	December 31, 2012
Balance at beginning of period	$7,679,000	$13,508,000
Transfer to cost recovery effective October 1, 2013	(7,679,000)	—
Income recognized on finance receivables, net	—	(7,521,000)
Reclassifications from nonaccretable difference (1)	—	6,131,000

Balance at end of period	$—	$12,118,000

(1)	Includes portfolios that became zero basis during the period, removal of zero basis portfolios from the accretable yield calculation and other immaterial impairments and accretions based on the extension of certain collection curves.

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

(Unaudited)

Note 6 — Acquisition of CBC as restated and revised

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

Cash	$351,000
Structured settlements	30,436,000
Other assets	11,000
Other liabilities	(356,000)
Other debt - CBC (including non-recourse notes payable amounting to $13.8 million) (see Note 11: Other debt-CBC)	(25,863,000)

Total identifiable net assets acquired	4,579,000
Goodwill (see Note 9: Goodwill)	1,360,000

Purchase Price	$5,939,000

As the transaction consummated on December 31, 2013, there were no actual operational results that were accretive to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal year 2013. Unaudited results of operations have been prepared as if the acquisition of CBC occurred at the beginning of the fiscal period. Total revenues, as reported, for the first quarter of fiscal year 2014 were $7,427,000. On a pro forma basis, total revenues would have been $9,062,000. Net income attributable to Asta Funding, Inc., as reported, was $947,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $989,000. Total revenues, as reported, for the first quarter of fiscal year 2013 were $9,672,000. On a pro forma basis, total revenues would have been $10,680,000. Net income attributable to Asta Funding, Inc., as reported, was $2,488,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $2,530,000.

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

The goodwill balances at September 30, 2013 and December 31, 2013 are as follows:

Balance, September 30, 2013	$1,410,000
Goodwill from acquisition (see Note 6: Acquisition of CBC)	1,360,000

Balance, December 31, 2013	$2,770,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 — Non Recourse Debt — Bank of Montreal

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

Note 11 — Other Debt - CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 6) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. As of December 31, 2013, the remaining debt amounted to $23.4 million, which consists of $9.6 million from a line of credit from an institutional source and $13.8 million non-recourse notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at December 31, 2013:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12— Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The Company intends to negotiate a new employment agreement with Mr. Stern during fiscal year 2014. The two CBC operating principals entered into renewable two-year employment contracts at the time of acquisition (see Note 6: Acquisition of CBC).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Income Recognition, Impairments, and Commissions and Fees (Restated and Revised)

Income Recognition

The Company accounts for certain of its investments in finance receivables using the interest method under the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

Although the Company has switched to the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet.

For portfolios accounted for using the interest method, ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Income Recognition, Impairments, and Commissions and Fees (Restated and Revised) (continued)

Impairments

As previously discussed, the Company has switched from the interest method to the cost recovery method as of October 1, 2013 on its current inventory of portfolios. In accordance with ASC 310-30, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality, increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. If it is determined a portfolio accounted for on the cost recovery method will not recover the current book value of the portfolio, an impairment would be recorded. There were no impairments recorded during the quarter ended December 31, 2013. The Company recorded a $106,000 impairment in the three month period ended December 31, 2012, as disclosed in Note 2.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Income Recognition, Impairments, and Commissions and Fees (Restated and Revised) (continued)

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

In April 2010, the Company received notification from the IRS that the Company’s federal income tax returns would be audited. The current IRS audit period is 2008 through 2012. This audit is currently in progress. Additional tax liabilities, penalties and interest thereon when determined could have a material impact on the Company’s financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 — Net Income per Share – (Restated and Revised)

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2013 (restated) and 2012 (revised):

	RESTATED(1)			REVISED(2)

	December 31, 2013			December 31, 2012
	Weighted			Weighted
			Per			Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	(Income)	Shares	Amount
Basic	$947,000	12,974,239	$0.07	$2,488,000	12,941,242	$0.19

Effect of Dilutive Stock		225,845			258,874

Diluted	$947,000	13,200,084	$0.07	$2,488,000	13,200,116	$0.19

(1)	Net income and per share data have been restated as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.
(2)	Net income and per share data have been revised as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

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

Note 18 — Stockholders’ Equity and Prior Period Adjustments

As more fully disclosed in Note 2, the Company identified pre-tax errors in prior annual periods related to the application of the interest method for consumer receivables acquired for liquidation and accounted for under ASC 310-30. This misstatement resulted in an increase in finance receivables of approximately $6.4 million, with a decrease in deferred taxes of approximately $2.7 million and a resulting increase to retained earnings of approximately $3.7 million in this Form 10-Q/A as of September 30, 2013. The impact of the misstatements in the prior years’ financial statements was not material to any of those years, however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to our current year consolidated financial statements. As such, consistent with the guidance in ASC Topic 250, we have accounted for these errors as a restatement of prior period financial statements.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 — Fair Value of Financial Measurements and Disclosures (Restated and Revised)

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	RESTATED		REVISED

	December 31, 2013		September 30, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Available-for-sale investments (Level 1)	$58,479,000	$58,479,000	$58,035,000	$58,035,000
Consumer receivables acquired for liquidation (Level 3)	59,218,000	61,833,000	64,254,000	70,875,000
Structured settlements (Level 3)	30,436,000	30,436,000	—	—
Financial liabilities
Non-Recourse Debt Bank of Montreal (Level 3)	33,132,000	24,570,000	35,760,000	27,000,000
Other debt - CBC, revolving line of credit (Level 3)	9,596,000	9,596,000	—	—
Other debt - CBC, non-recourse notes payable with varying installments (Level 3)	13,767,000	13,767,000	—	—

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

Caution Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and Item 1A of this Quarterly Report on Form 10-Q/A.

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

We may account for our investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecommunications receivables, consumer loan receivables and mixed consumer receivables has matured, we use the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes and we do not possess the same expertise, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.

The Company accounts for certain of its investments in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

As further discussed under “Item 4—Controls and Procedures” in this Form 10-Q/A for the quarterly period ended December 31, 2013, management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by ASC 310-30. This material weakness resulted in revenue and impairment misstatements that have been restated and revised in this report.

Although the Company has switched to the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

Under the interest method, ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2013, all of the portfolios are accounted for on the cost recovery method, of which $40.9 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

We may consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

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

Results of Operations

Three-Months Period Ended December 31, 2013, Compared to the Three-Months Ended December 31, 2012 (RESTATED AND REVISED)

Finance income. For the three months ended December 31, 2013, finance income decreased $3.8 million or 44.8 % to $4.6 million from $8.4 million for the three months ended December 31, 2012. The decrease is due to the lower level of portfolio purchases over the last three and one half years and, the lower zero basis income. Income from zero basis portfolios decreased $2.3 million to $4.6 million in the three months ended December 31, 2013 compared to $6.9 million in the same prior year period. We purchased a consumer debt portfolio in the first quarter ended December 31, 2013 with a face value of $8.6 million at a cost of $520,000, accounted for on the cost recovery method. We did not purchase any consumer debt portfolios in the first quarter of fiscal year 2013. Net collections for the three months ended December 31, 2013 decreased 25.0% to $10.2 million from $13.6 million for the same prior year period. The decrease is due to the lower level of purchases over the last three and one half years. During the first quarter of fiscal year 2014, gross collections decreased 21.6% or $4.8 million to $17.3 million from $22.1 million for the three months ended December 31, 2012. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.4 million, or 16.0%, to $7.1 million for the current fiscal three-month period from $8.5 million for the three months ended December 31, 2012. Commissions and fees amounted to 41.1% of gross collections for the three month period ended December 31, 2013, compared to 38.4% in the same period of the prior year.

Three-Months Period Ended December 31, 2013, Compared to the Three-Months Ended December 31, 2012(AS REPORTED)

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

Income tax expense. (RESTATED AND REVISED) Income tax expense, consisting of federal and state income taxes, for the three months ended December 31, 2013 was $0.8 million as compared to $1.7 million for the three months ended December 31, 2012. The state portion of the income tax provision for the first quarter of fiscal year 2013 and 2012 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Income tax expense. (AS REPORTED) Income tax expense, consisting of federal and state income taxes, for the three months ended December 31, 2013 was $1.6 million as compared to $1.8 million for the three months ended December 31, 2012. The state portion of the income tax provision for the first quarter of fiscal year 2013 and 2012 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Net income. (RESTATED AND REVISED) For the three months ended December 31, 2013, net income was $1.4 million as compared to $2.5 million for the corresponding prior year period. The decrease is primarily due to the decrease in revenue from the prior period.

Net income. (AS REPORTED) For the three months ended December 31, 2013, net income was $2.4 million as compared to $2.6 million for the corresponding prior year period. The decrease is primarily due to the decrease in revenue from the prior period.

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

Net income attributable to Asta Funding, Inc. (RESTATED AND REVISED) Net income attributable to Asta Funding, Inc. was $0.9 million in the first quarter of fiscal year 2014 as compared to $2.5 million in the first quarter of fiscal year 2013. The decrease is primarily due to the decrease in revenue offset by the decrease in interest expense.

Net income attributable to Asta Funding, Inc. (AS REPORTED) Net income attributable to Asta Funding, Inc. was $2.4 million in the first quarter of fiscal year 2014 as compared to $2.6 million in the first quarter of fiscal year 2013.

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

Net cash provided by operating activities was $2.2 million during the three months ended December 31, 2013 compared to $4.8 million during the three months ended December 31, 2012. The decrease is primarily due to a decrease in other liabilities offset by an increase in collections from third party collection agencies and attorneys. Net cash provided by investing activities was $4.1 million during the three month period ended December 31, 2013 compared to $13.5 million during the three months ended December 31, 2012, reflecting proceeds from maturities of certificates of deposit in the prior fiscal year and the CBC acquisition in the current period, partially offset by a decrease in the personal injury claim investment. Net cash used in financing activities increased from $4.9 million in the period ended December 31, 2012 to $5.4 million in the current period. This increase is a reflection of the decrease in restricted cash in the current period.

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

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	RESTATED

	For the Three Months Ended December 31, 2013
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period, as previously reported	$8,071,000	$49,829,000	$57,900,000
Balance transferred to cost recovery – prior period adjustment	(1,304,000)	1,304,000	—
Adjustment for misapplication of the interest method to prior periods	6,354,000	—	6,354,000

Balance beginning of period, as restated	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisitions of receivable portfolio	—	520,000	520,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,203,000)	(10,229,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(1,000)	(1,000)
Finance income recognized (1)	—	4,648,000	4,648,000

Balance, end of period	$—	$59,218,000	$59,218,000

Finance income as a percentage of collections	—	45.6%	45.6%

(1)	Includes $4.6 million derived from zero basis pools.

	REVISED

	For the Three Months Ended December 31, 2012
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period, as previously reported	$12,326,000	$74,561,000	$86,887,000
Balance transferred to cost recovery – prior period adjustment	(2,692,000)	2,692,000	—
Adjustment for misapplication of the interest method to prior periods	5,852,000	1,500,000	7,352,000

Balance, beginning of period, as revised	15,486,000	78,753,000	94,239,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,774,000)	(4,825,000)	(13,599,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,000)	(7,000)	(10,000)
Impairments	(106,000)	—	(106,000)
Finance income recognized (1)	7,521,000	909,000	8,430,000

Balance, end of period	$14,124,000	$74,830,000	$88,954,000

Finance income as a percentage of collections	85.7%	18.8%	61.9%

(1)	Includes $6.9 million derived from zero basis pools.

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2013	$1,000	$0
Three months ended December 31, 2012	$10,000	$2,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.	Controls and Procedures (As restated)

The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 filed with the SEC on February 10, 2014 disclosed that, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Chief Executive Officer and Chief Financial Officer, had carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, had concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013. In light of the SEC Comment Letter process and a review made by the Company in connection with the preparation of the restatement presented in this Form 10-Q/A the Chief Executive Officer and our Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures and, based on that evaluation, concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2013.

The Company’s management based its conclusion on the identification of a material weakness in internal control over financial reporting at December 31, 2013. The material weakness and remedial steps being taken by the Company are discussed below.

(a)	Evaluation of Disclosure Controls and Procedures

Based on the aforementioned evaluation, Management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Quality. During our review of portfolio cash flows, our controls did not include an analysis and review of the current cash flow variations within a quarter to determine whether there is an impairment or accretion. This resulted in misstatements of our previously filed quarterly financial statements and annual financial statements – see Note 2, Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

b)	Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we have implemented various actions and will initiate other remedial actions under the oversight of the Audit Committee, including:

Following the guidance set forth in by Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Quality.

We believe we have implemented the necessary internal controls to remediate the material weakness relating to our revenue recognition process. We have implemented procedures to prepare and review an analysis of the variations between actual and estimated cash flows during the current period. We will continue to maintain and verify the effective operation of these controls before concluding that we have remediated this material weakness in revenue recognition controls.

We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-Q/A, we are not involved in any material litigation in which we are a defendant.

Item 1A.	Risk factors

We have identified a material weakness in our internal control over financial reporting, specifically related to our revenue recognition process, and our business and stock price could be adversely affected if we do not adequately address this weakness, or if we have other material weaknesses in our internal control over financial reporting.

Management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by ASC 310-30. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. The existence of this material weakness could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Unresolved Staff Comments.

The Company received several comment letters beginning on March 7, 2014 from the Securities and Exchange Commission (“SEC”), the last dated October 6, 2014, concerning its Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Additionally, verbal communication with the SEC Staff addressed further comments with regard to the Company’s Form 10-Q’s for the fiscal year ended September 30, 2014. The SEC requested, among other things, information concerning the Company’s revenue recognition policy on consumer receivables acquired for liquidation and the Company’s application of Generally Accepted Accounting Principles in the United States (“GAAP”) thereon. We have restated the financial statements contained in this Report on Form 10-Q/A for the first quarter of Fiscal Year 2014. The Company is in the process of finalizing its discussions with the SEC in order to resolve the Staff Comments. Please see Note 2 of the Condensed Consolidated financial statements for the period ended December 31, 2013 (the first quarter of fiscal year 2014) for more information.

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

ASTA FUNDING, INC. (Registrant)

Dated: June 24, 2015	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Dated: June 24, 2015	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.