Form 10-Q/A
period 2014-03-31
ASTA FUNDING INC
filed 2015-06-26
CIK 1001258

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to revise and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as originally filed with the Securities and Exchange Commission on May 8, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and, except where otherwise noted, does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the revision and restatement described below. We previously reported finance income for certain portfolios of consumer receivables acquired for liquidation using the interest method (“interest method portfolios”) in accordance with the guidance of FASB Accounting Standards Codification (“ASC”), Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) We subsequently concluded that it is more appropriate to recognize finance income on these portfolios using the cost recovery method in accordance with ASC 310-30, and to reflect the change in accounting method in results of operations for the quarter ended December 31, 2013. The effect on the restated results of operations for the quarterly period ended March 31, 2014, was a reduction of pretax income of $1.9 million with an associated tax benefit of $0.6 million which resulted in net income attributable to Asta Funding, Inc. of $75,000 or $0.01 per share from $1.4 million or $0.11 per share. The effect on the comparable quarterly period ended March 31, 2013 was an increase in pretax income of $1.2 million with an associated tax of $0.4 million which resulted in net income attributable to Asta Funding, Inc. of $1.6 million or $0.12 per share from $0.9 million or $0.07 per share. The effect on the six month period ended March 31, 2014 was a reduction of pretax income of $4.2 million with an associated tax benefit of $1.4 million which resulted in net income attributable to Asta Funding, Inc. of $1 million or $0.08 per share from $3.8 million or $0.29 per diluted share. The effect on the comparable six month period ended March 31, 2013 was an increase in pretax income of $1 million with an associated tax of $0.4 million which resulted in net income attributable to Asta Funding, Inc. of $4.0 million or $0.31 per share (diluted) from $3.5 million or $0.26 per share (diluted). In addition, we identified certain pre-tax misstatements in prior periods related to our accounting for interest method portfolios accounted for under ASC 310-30. The misstatement resulted in an increase in the carrying value of interest method portfolios of approximately $6.4 million, with an associated decrease in deferred tax assets of approximately $2.7 million as of September 30, 2013.The impact of the misstatement in prior years’ financial statements was not material to any of those years, however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to our current year consolidated financial statements. As such, we have accounted for the cumulative effect of this misstatement as an adjustment to the beginning balance of retained earnings of approximately $3.7 million as of September 30, 2013, in this quarterly report for the period ended December 31, 2013. See Note 2 to notes to condensed consolidated financial statements for more information.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014 (As Restated)(1)	September 30, 2013 (As Revised)(1)
ASSETS
Cash and cash equivalents	$28,275,000	$35,179,000
Available for sale investments	69,539,000	58,035,000
Restricted cash	801,000	968,000
Consumer receivables acquired for liquidation (at net realizable value)	54,239,000	64,254,000
Structured settlements	33,330,000	—
Investment in personal injury claims	30,318,000	35,758,000
Due from third party collection agencies and attorneys	1,554,000	1,169,000
Prepaid and income taxes receivable	—	1,496,000
Furniture and equipment, net	806,000	1,106,000
Deferred income taxes	8,397,000	7,772,000
Goodwill	2,770,000	1,410,000
Other assets	4,923,000	4,383,000

Total assets	$234,952,000	$211,530,000

LIABILITIES
Non-recourse debt – Bank of Montreal	$30,778,000	$35,760,000
Other debt – CBC (including non-recourse notes payable amounting to $13.5 million at March 31, 2014)	26,217,000	—
Other liabilities	2,425,000	2,486,000
Income taxes payable	201,000	—

Total liabilities	59,621,000	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued — 12,984,239 at March 31, 2014 and 14,917,977 at September 30, 2013; and outstanding 12,984,239 at March 31, 2014 and 12,974,239 at September 30, 2013	130,000	149,000
Additional paid-in capital	62,189,000	79,104,000
Retained earnings	113,716,000	112,694,000
Accumulated other comprehensive loss	(303,000)	(674,000)
Treasury stock (at cost), 0 shares at March 31, 2014 and 1,943,738 shares at September 30, 2013	—	(17,805,000)
Non-controlling interest	(401,000)	(184,000)

Total stockholders’ equity	175,331,000	173,284,000

Total liabilities and stockholders’ equity	$234,952,000	$211,530,000

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(As Restated)(1)	(As Revised)(1)	(As Restated)(1)	(As Revised)(1)
Revenues:
Finance income on consumer receivables, net	$5,070,000	$7,638,000	$9,718,000	$16,068,000
Personal injury claims income	1,166,000	1,392,000	3,945,000	2,634,000
Unrealized gain on structured settlements	820,000	—	820,000	—
Interest income on structured settlements	715,000	—	715,000	—
Other income (includes $0 during the three month periods ended March 31, 2014 and 2013, and ($25,000) and $175,000 during the six month periods ended March 31, 2014 and 2013, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities)	491,000	430,000	1,034,000	1,250,000

	8,262,000	9,460,000	16,232,000	19,952,000

Expenses:
General and administrative	7,738,000	5,788,000	13,505,000	11,381,000
Interest	398,000	534,000	407,000	1,103,000
Impairments of consumer receivables acquired for liquidation	—	413,000	—	519,000

	8,136,000	6,735,000	13,912,000	13,003,000

Income before income tax	126,000	2,725,000	2,320,000	6,949,000
Income tax expense (includes tax benefit / (expense) of $0 during the three month periods ended March 31, 2014 and 2013, and $10,000 and ($71,000) during the six month periods ended March 31, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) gains on available for sale securities)	37,000	1,048,000	835,000	2,739,000

Net Income	89,000	1,677,000	1,485,000	4,210,000
Less: net income attributable to non-controlling interest	14,000	78,000	463,000	123,000

Net income attributable to Asta Funding, Inc.	$75,000	$1,599,000	$1,022,000	$4,087,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.01	$0.12	$0.08	$0.32
Diluted	$0.01	$0.12	$0.08	$0.31
Weighted average number of common shares outstanding:
Basic	12,979,350	12,943,896	12,976,766	12,942,554
Diluted	13,209,314	13,226,351	13,204,671	13,213,218

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2014 (as Restated)(1)	March 31, 2013 (as Revised)(1)	March 31, 2014 (as Restated)(1)	March 31, 2013 (as Revised)(1)
Comprehensive income is as follows:
Net income	$89,000	$1,677,000	$1,485,000	$4,210,000

Net unrealized securities gain / (loss), net of (taxes) / tax benefit of ($306,000) and ($18,000), during the 3 month periods ended March 31, 2014 and 2013, respectively, and ($248,000) and $128,000 during the 6 month periods ended March 31, 2014 and 2013, respectively.	452,000	26,000	386,000	(191,000)
Reclassification adjustments for securities sold, net of tax benefit of $0 and $0, during both 3 month periods ended March 31, 2014 and 2013, and $10,000 and $71,000, during the 6 month periods ended March 31, 2014 and 2013, respectively.	—	—	(15,000)	(104,000)

Other comprehensive income (loss)	452,000	26,000	371,000	(295,000)

Total comprehensive income	$541,000	$1,703,000	$1,856,000	$3,915,000

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock (1)	Interest	Equity
Balance, September 30, 2013, as reported	14,917,977	$149,000	$79,104,000	$109,011,000	$(674,000)	($17,805,000)	$(184,000)	$169,601,000
Cumulative impact of restatement, prior years	—	—	—	3,683,000	—	—	—	3,683,000

Balance September 30, 2013 as revised(2)	14,917,977	149,000	79,104,000	112,694,000	(674,000)	(17,805,000)	(184,000)	173,284,000
Exercise of options	10,000	—	30,000	—	—	—	—	30,000
Stock based compensation expense	—	—	841,000	—	—	—	—	841,000
Net income, as restated	—	—	—	1,022,000	—	—	463,000	1,485,000
Unrealized loss on marketable securities	—	—	—	—	371,000	—	—	371,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)	—	—	17,805,000	—	0
Distributions to non-controlling interest	—	—	—	—	—	—	(680,000)	(680,000)

Balance, March 31, 2014, as restated	12,984,239	$130,000	$62,189,000	$113,716,000	$(303,000)	$0	$(401,000)	$175,331,000

(1)	Treasury shares at September 30, 2013 totaled 1,943,738.
(2)	For discussion on the Adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31, 2014 (as Restated)(1)	March 31, 2013 (as Revised)(1)
Cash flows from operating activities
Net income	$1,485,000	$4,210,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,000	300,000
Deferred income taxes	(863,000)	900,000
Impairment of consumer receivables acquired for liquidation	—	519,000
Stock based compensation	841,000	885,000
Loss / (gain) on sale of available-for-sale securities	25,000	(175,000)
Structured settlements accrued interest and gains	(1,528,000)	—
Changes in:
Prepaid and income taxes receivable	1,496,000	1,809,000
Due from third party collection agencies and attorneys	(385,000)	845,000
Other assets	(529,000)	(468,000)
Income taxes payable	201,000	—
Other liabilities	(417,000)	(640,000)

Net cash provided by operating activities	626,000	8,185,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(969,000)	—
Principal collected on receivables acquired for liquidation	10,984,000	10,537,000
Principal collected on receivables accounts represented by account sales	—	8,000
Purchase of available-for-sale securities	(15,920,000)	(27,740,000)
Proceeds from sale of available-for-sale securities	5,000,000	27,008,000
Proceeds from maturities of certificates of deposit	—	22,726,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—
Investments in personal injury claims – advances	(10,019,000)	(15,954,000)
Investments in personal injury claims – receipts	15,459,000	6,363,000
Investment in structured settlements – advances	(2,359,000)	—
Investments in structured settlements – receipts	993,000	—
Capital expenditures	—	(725,000)

Net cash (used in) provided by investing activities	(2,419,000)	22,223,000

Cash flows from financing activities
Proceeds from exercise of stock options	30,000	24,000
Changes in restricted cash	167,000	163,000
Distribution to non-controlling interest	(680,000)	—
Repayment of non-recourse debt	(4,982,000)	(4,640,000)
Net borrowings of other debt	354,000	—
Dividends paid	—	(1,290,000)
Purchase of treasury stock	—	(1,579,000)

Net cash used in financing activities	(5,111,000)	(7,322,000)

Net (decrease) increase in cash and cash equivalents	(6,904,000)	23,086,000
Cash and cash equivalents at beginning of period	35,179,000	4,953,000

Cash and cash equivalents at end of period	$28,275,000	$28,039,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$420,000	$1,113,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	$—
Other debt – CBC	23,363,000	—
Retirement of treasury stock	17,805,000	—

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR National Disability Advocates, LLC (“GAR National Disability”) (formerly known as AGR Disability Help Center, LLC) and other subsidiaries, not all wholly owned (collectively, the “Company”), is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard ® , Visa ® , other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

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

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to Bank of Montreal. Palisades XVI holds the Great Seneca portfolio of $38.4 million and the Bank of Montreal loan valued at $30.8 million as of March 31, 2014.

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC and Blue Bell Receivables III, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities held structured settlements of $12.7 million and the non-recourse notes payable of $13.5 million as of March 31, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the Condensed Consolidated Balance Sheet date of March 31, 2014, for items that should potentially be recognized or disclosed in these financial statements. On May 2, 2014, the Company entered into a line of credit agreement with Bank Hapoalim. The line of credit is $20 million with a term of three years. See Note 21 for more information.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements

Restatement of Quarterly Financial Statements for the Period Ended March 31, 2014

Our previously reported results for the quarter ended March 31, 2014, reported finance income on the interest method in accordance with FASB Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. However, due to the Company’s inability to reasonably estimate the cash collections under the interest method, as highlighted by the error identified below “Revision of Prior Period Annual Financial Statements” the Company was precluded from using the interest method and determined that the cost recovery method is the appropriate accounting method under the circumstances and has made adjustments to reflect the cost recovery method prospectively in the first interim period for the fiscal year ended September 30, 2014. The Company has concluded that the change to the cost recovery method should have occurred on October 1, 2013 instead of June 30, 2014 when it was originally reported. This change was also an error and has been corrected in this report on Form 10-Q/A. As disclosed in the detail that follows, the effect on the quarterly period ended March 31, 2014 was a reduction of finance income of approximately $1.9 million with an associated tax benefit of approximately $0.6 million which resulted in net income attributable to Asta Funding, Inc. of $75,000 or $0.01 per share from $1.4 million or $0.11 per share. The effect on the six month period ended March 31, 2014 was a reduction of finance income of $4.2 million with an associated tax benefit of $1.4 million which resulted in net income attributable to Asta Funding, Inc. of $1 million or $0.08 per share from $3.8 million or $0.29 per diluted share.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the immaterial nature of the misstatement corrections, the cumulative adjustments required to correct the misstatements in the financial statements prior to the fiscal year ended September 30, 2013 are reflected in the revised stockholders’ equity as an adjustment to the beginning balance of retained earnings as of September 30, 2013. The cumulative effect of those adjustments increased previously reported retained earnings by $3.7 million. These adjustments also cumulatively impacted the following balance sheet line items as of March 31, 2014:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Balance Sheet

	March 31, 2014
	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$28,275,000	$0	$28,275,000
Available for sale investments	69,539,000	0	69,539,000
Restricted cash	801,000	0	801,000
Consumer receivables acquired for liquidation (at net realizable value)	52,071,000	2,168,000	54,239,000
Structured settlements	33,330,000	0	33,330,000
Investment in personal injury claims	30,318,000	0	30,318,000
Due from third party collection agencies and attorneys	1,554,000	0	1,554,000
Furniture and equipment, net	806,000	0	806,000
Deferred income taxes	9,691,000	(1,294,000)	8,397,000
Goodwill	2,770,000	0	2,770,000
Other assets	4,923,000	0	4,923,000

Total assets	$234,078,000	$874,000	$234,952,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-recourse debt – Bank of Montreal	$30,778,000	$0	$30,778,000
Other debt – CBC (including non-recourse notes payable amounting to $13.5 million)	26,217,000	0	26,217,000
Other liabilities	2,425,000	0	2,425,000
Income taxes payable	201,000	0	201,000

Total liabilities	59,621,000	0	59,621,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000; issued and outstanding - none	—	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 12,984,239	130,000	0	130,000
Additional paid in capital	62,189,000	0	62,189,000
Retained earnings	112,842,000	874,000	113,716,000
Accumulated other comprehensive loss, net of income taxes	(303,000)	0	(303,000)
Non-controlling interest	(401,000)	0	(401,000)

Total stockholders’ equity	174,457,000	874,000	175,331,000

Total liabilities and stockholders’ equity	$234,078,000	$874,000	$234,952,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax benefit, resulted in an overstatement of net income of approximately $1.4 million for the three month period ended March 31, 2014. The restatement of the three month period ended March 31, 2014 is as follows:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2014
	As Reported	Adjustments	As Restated
Revenues:
Finance income on consumer receivables, net	$6,989,000	$(1,919,000)	$5,070,000
Personal injury claims income	1,166,000	0	1,166,000
Unrealized gain on structured settlements	820,000	0	820,000
Interest income on structured settlements	715,000	0	715,000
Other income (includes $0 of accumulated other comprehensive income reclassification for unrealized net gains on available for sale securities)	491,000		491,000

	10,181,000	(1,919,000)	8,262,000

Expenses:
General and administrative	7,738,000	0	7,738,000
Interest expense	398,000	0	398,000

	8,136,000	0	8,136,000

Income before income taxes	2,045,000	(1,919,000)	126,000
Income tax expense (includes tax expense of $0 of accumulated other comprehensive income reclassifications for unrealized net (losses) gains on available for sale securities)	589,000	(552,000)	37,000

Net income	1,456,000	(1,367,000)	89,000
Less: net income attributable to non-controlling interest	14,000	0	14,000

Net income attributable to Asta Funding, Inc.	$1,442,000	$(1,367,000)	$75,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.11	$(0.10)	$0.01
Diluted	$0.11	$(0.10)	$0.01
Weighted average number of shares outstanding:
Basic	12,979,350		12,979,350
Diluted	13,209,314		13,209,314

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax expense, resulted in an understatement of net income of approximately $0.7 million for the three month period ended March 31, 2013. The restatement of the three month period ended March 31, 2013 is as follows:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31, 2013
	As Reported	Adjustments	As Restated
Revenues:
Finance income on consumer receivables, net	$8,263,000	$(625,000)	$7,638,000
Personal injury claims income	1,392,000	0	1,392,000
Other income (includes $0 of accumulated other comprehensive income reclassification for unrealized net gains on available for sale securities)	430,000	0	430,000

	10,085,000	(625,000)	9,460,000

Expenses:
General and administrative	5,788,000	0	5,788,000
Interest expense	534,000	0	534,000
Impairments of consumer receivables acquired for liquidation	2,203,000	(1,790,000)	413,000

	8,525,000	(1,790,000)	6,735,000

Income before income taxes	1,560,000	1,165,000	2,725,000
Income tax expense (includes tax expense of $0 of accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	600,000	448,000	1,048,000

Net income	960,000	717,000	1,677,000
Less: net income attributable to non-controlling interest	78,000	0	78,000

Net income attributable to Asta Funding, Inc.	$882,000	$717,000	$1,599,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.07	$0.05	$0.12
Diluted	$0.07	$0.05	$0.12
Weighted average number of shares outstanding:
Basic	12,943,896		12,943,896
Diluted	13,226,351		13,226,351

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax benefit, resulted in an overstatement of net income of approximately $2.8 million for the six month period ended March 31, 2014. The restatement of the six month period ended March 31, 2014 is as follows:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended March 31, 2014
	As Reported	Adjustments	As Restated
Revenues:
Finance income on consumer receivables, net	$13,904,000	$(4,186,000)	$9,718,000
Personal injury claims income	3,945,000	0	3,945,000
Unrealized gain on structured settlements	820,000	0	820,000
Interest income on structured settlements	715,000	0	715,000
Other income (includes $25,000 of accumulated other comprehensive income reclassification for unrealized net losses on available for sale securities)	1,034,000	0	1,034,000

	20,418,000	(4,186,000)	16,232,000

Expenses:
General and administrative	13,505,000	0	13,505,000
Interest expense	407,000	0	407,000

	13,912,000	0	13,912,000

Income before income taxes	6,506,000	(4,186,000)	2,320,000
Income tax expense (includes tax benefit of $10,00 of accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities)	2,212,000	(1,377,000)	835,000

Net income	4,294,000	(2,809,000)	1,485,000
Less: net income attributable to non-controlling interest	463,000	0	463,000

Net income attributable to Asta Funding, Inc.	$3,831,000	$(2,809,000)	$1,022,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.30	$(0.22)	$0.08
Diluted	$0.29	$(0.21)	$0.08
Weighted average number of shares outstanding:
Basic	12,976,766		12,976,766
Diluted	13,204,671		13,204,671

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax expense, resulted in an understatement of net income of approximately $0.6 million for the six month period ended March 31, 2013. The restatement of the six month period ended March 31, 2013 is as follows:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended March 31, 2013
	As Reported	Adjustments	As Restated
Revenues:
Finance income on consumer receivables, net	$16,753,000	$(685,000)	$16,068,000
Personal injury claims income	2,634,000	0	2,634,000
Other income (includes $175,000 of accumulated other comprehensive income reclassification for unrealized net gains on available for sale securities)	1,250,000	0	1,250,000

	20,637,000	(685,000)	19,952,000

Expenses:
General and administrative	11,381,000	0	11,381,000
Interest expense	1,103,000	0	1,103,000
Impairments of consumer receivables acquired for liquidation	2,203,000	(1,684,000)	519,000

	14,687,000	(1,684,000)	13,003,000

Income before income taxes	5,950,000	999,000	6,949,000
Income tax expense (includes tax expense of $71,000 of accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	2,357,000	382,000	2,739,000

Net income	3,593,000	617,000	4,210,000
Less: net income attributable to non-controlling interest	123,000	0	123,000

Net income attributable to Asta Funding, Inc.	$3,470,000	$617,000	$4,087,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.27	$0.05	$0.32
Diluted	$0.26	$0.05	$0.31
Weighted average number of shares outstanding:
Basic	12,942,554		12,942,554
Diluted	13,213,218		13,213,218

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

	Six Months Ended March 31, 2014
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$4,294,000	$(2,809,000)	$1,485,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,000	0	300,000
Deferred income taxes	514,000	(1,377,000)	(863,000)
Stock based compensation	841,000	0	841,000
Loss on sale of available-for-sale securities	25,000	0	25,000
Structured settlements accrued interest and gains	(1,528,000)	0	(1,528,000)
Changes in:		0
Prepaid and income taxes receivable	1,496,000	0	1,496,000
Due from third party collection agencies and attorneys	(385,000)	0	(385,000)
Other assets	(529,000)	0	(529,000)
Income taxes payable	201,000	0	201,000
Other liabilities	(417,000)	0	(417,000)

Net cash provided by operating activities	4,812,000	(4,186,000)	626,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(969,000)	0	(969,000)
Principal collected on receivables acquired for liquidation	6,798,000	4,186,000	10,984,000
Purchase of available-for-sale securities	(15,920,000)	0	(15,920,000)
Proceeds from sale of available-for-sale securities	5,000,000	0	5,000,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	0	(5,588,000)
Investments in personal injury claims – advances	(10,019,000)	0	(10,019,000)
Investments in personal injury claims – receipts	15,459,000	0	15,459,000
Investment in structured settlements – advances	(2,359,000)	0	(2,359,000)
Investments in structured settlements – receipts	993,000	0	993,000

Net cash (used in) provided by investing activities	(6,605,000)	4,186,000	(2,419,000)

Cash flows from financing activities
Proceeds from exercise of stock options	30,000	0	30,000
Changes in restricted cash	167,000	0	167,000
Distribution to non-controlling interest	(680,000)	0	(680,000)
Repayment of non-recourse debt	(4,982,000)	0	(4,982,000)
Net borrowings of other debt	354,000	0	354,000

Net cash used in financing activities	(5,111,000)	0	(5,111,000)

Net (decrease) increase in cash and cash equivalents	(6,904,000)	0	(6,904,000)
Cash and cash equivalents at beginning of period	35,179,000	0	35,179,000

Cash and cash equivalents at end of period	$28,275,000	$0	$28,275,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$420,000	0	$420,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	0	$30,436,000
Other debt – CBC	23,363,000	0	23,363,000
Retirement of treasury stock	17,805,000	0	17,805,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2013
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$3,593,000	$617,000	$4,210,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,000	0	300,000
Deferred income taxes	518,000	382,000	900,000
Impairment of consumer receivables acquired for liquidation	2,203,000	(1,684,000)	519,000
Stock based compensation	885,000	0	885,000
Loss / (gain) on sale of available-for-sale securities	(175,000)	0	(175,000)
Changes in:
Prepaid and income taxes receivable	1,809,000	0	1,809,000
Due from third party collection agencies and attorneys	845,000	0	845,000
Other assets	(468,000)	0	(468,000)
Other liabilities	(640,000)	0	(640,000)

Net cash provided by operating activities	8,870,000	(685,000)	8,185,000

Cash flows from investing activities
Principal collected on receivables acquired for liquidation	9,852,000	685,000	10,537,000
Principal collected on receivables accounts represented by account sales	8,000	0	8,000
Purchase of available-for-sale securities	(27,740,000)	0	(27,740,000)
Proceeds from sale of available-for-sale securities	27,008,000	0	27,008,000
Proceeds from maturities of certificates of deposit	22,726,000	0	22,726,000
Investments in personal injury claims – advances	(15,954,000)	0	(15,954,000)
Investments in personal injury claims – receipts	6,363,000	0	6,363,000
Capital expenditures	(725,000)	0	(725,000)

Net cash (used in) provided by investing activities	21,538,000	685,000	22,223,000

Cash flows from financing activities
Proceeds from exercise of stock options	24,000	0	24,000
Changes in restricted cash	163,000	0	163,000
Repayment of non-recourse debt	(4,640,000)	0	(4,640,000)
Dividends paid	(1,290,000)	0	(1,290,000)
Purchase of treasury stock	(1,579,000)	0	(1,579,000)

Net cash used in financing activities	(7,322,000)	0	(7,322,000)

Net (decrease) increase in cash and cash equivalents	23,086,000	0	23,086,000
Cash and cash equivalents at beginning of period	4,953,000	0	4,953,000

Cash and cash equivalents at end of period	$28,039,000	$0	$28,039,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$1,113,000	0	$1,113,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

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

Prior to October 1, 2013, the Company accounted for certain of its investments in finance receivables using the interest method in accordance with the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

Although the Company has switched to the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual accounts receivable are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2014, all of the portfolios are accounted for on the cost recovery method, of which $38.4 million is concentrated in one portfolio, the remaining value of a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

The Company obtains and utilizes, as appropriate, input, including, but not limited to, monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as a further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	RESTATED

	For the Six Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$8,071,000	$49,829,000	$57,900,000
Balance transferred to cost recovery – prior period adjustment	(1,304,000)	1,304,000	—
Adjustment for misapplication of the interest method to prior periods	6,354,000	—	6,354,000

Balance beginning of period, as restated	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisition of receivable portfolios	—	969,000	969,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(20,700,000)	(20,700,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(2,000)	(2,000)
Finance income recognized (1)	—	9,718,000	9,718,000

Balance, end of period	$—	$54,239,000	$54,239,000

Finance income as a percentage of collections	—%	46.9%	46.9%

(1)	Includes $9.7 million from zero basis portfolios

	REVISED

	For the Six Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$12,326,000	$74,561,000	$86,887,000
Balance transferred to cost recovery – prior period adjustment	(2,692,000)	2,692,000	—
Adjustment for misapplication of the interest method to prior periods	5,852,000	1,500,000	7,352,000

Balance beginning of period, as revised	15,486,000	78,753,000	94,239,000
Net cash collections from collection of consumer receivables acquired for liquidation	(16,895,000)	(9,701,000)	(26,596,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,000)	(10,000)	(17,000)
Impairment	(519,000)	—	(519,000)
Finance income recognized (1)	14,262,000	1,806,000	16,068,000

Balance, end of period	$12,327,000	$70,848,000	$83,175,000

Finance income as a percentage of collections	84.4%	18.6%	60.4%

(1)	Includes $13.1 million from zero basis portfolios

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) ( continued )

	RESTATED

	For the Three Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$7,553,000	$47,578,000	$55,131,000
Balance transferred to cost recovery - prior period adjustment	(1,148,000)	1,148,000	—
Adjustment for misapplication of the interest method to prior periods	(6,405,000)	10,492,000	4,087,000

Balance beginning of period, as restated	—	59,218,000	59,218,000
Acquisition of receivable portfolio	—	449,000	449,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,497,000)	(10,497,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(1,000)	(1,000)
Finance income recognized (1)	—	5,070,000	5,070,000

Balance, end of period	$0	$54,239,000	$54,239,000

Finance income as a percentage of collections	—%	48.3%	48.3%

(1)	Includes $5.1 million from zero basis portfolios

	REVISED

	For the Three Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$10,472,000	$71,296,000	$81,768,000
Balance transferred to cost recovery – prior period adjustment	(2,356,000)	2,356,000	—
Adjustment for misapplication of the interest method to prior periods	6,008,000	1,178,000	7,186,000

Balance beginning of period, as revised	14,124,000	74,830,000	88,954,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,121,000)	(4,876,000)	(12,997,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,000)	(3,000)	(7,000)
Impairment	(413,000)		(413,000)
Finance income recognized (1)	6,741,000	897,000	7,638,000

Balance, end of period	$12,327,000	$70,848,000	$83,175,000

Finance income as a percentage of collections	83%	18.4%	58.7%

(1)	Includes $6.2 million from zero basis portfolios

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

	Six Months	Six Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$7,679,000	$13,508,000
Transfer cost recovery effective October 1, 2013	(7,679,000)	—
Finance income recognized on finance receivables, net	—	(14,262,000)
Reclassifications from nonaccretable difference (1)	—	11,193,000

Balance at end of period	$0	$10,439,000

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Balance at beginning of period	$—	$12,118,000
Finance income recognized on finance receivables, net	—	(6,741,000)
Reclassifications from nonaccretable difference (1)	—	5,062,000

Balance at end of period	$—	$10,439,000

(1)	Includes portfolios that became zero basis during the period, removal of zero basis portfolios from the accretable yield calculation and other immaterial impairments and accretions based on the extension of certain collection curves.

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

(Unaudited)

Note 6 — Acquisition of CBC as (Restated and Revised)

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

Cash	$351,000
Structured settlements	30,436,000
Other assets	11,000
Other liabilities	(356,000)
Other debt (see Note 12: Other debt – CBC (including non-recourse notes payable amounting to $13.8 million)	(25,863,000)

Total identifiable net assets acquired	4,579,000
Goodwill (see Note 10: Goodwill)	1,360,000

Purchase Price	$5,939,000

As the transaction consummated on December 31, 2013, there were no actual operational results that were attributable to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal year 2013. Total revenues, as reported, for the six months ended March 31 of fiscal year 2014, were $15,198,000. On a pro forma basis, total revenues for the six months ended March 31, 2014 would have been $16,833,000. Net income attributable to Asta Funding, Inc., as reported, for the six months ended March 31, 2014, was $1,022,000. On a pro forma basis, net income attributable to Asta Funding, Inc. for the six months ended March 31, 2014 would have been $1,064,000. Total revenues, as reported, for the six months ended March 31, 2013, were $18,702,000. On a pro forma basis, total revenues for the same prior year period would have been $20,507,000. Net income attributable to Asta Funding, Inc., as reported, for the six months ended March 31, 2013 was $4,087,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $4,001,000 for the same prior year period. The Company, through CBC, earned $1.5 million in settlement income during the three month period ended March 31, 2014. The Company had a net invested balance of $33.3 million in structured settlements as of March 31, 2014. The collections yielded net income attributable to non-controlling interest of $21,000 for the three and six month period ended March 31, 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Structured Settlements

Structured settlements consist of the following as of March 31, 2014:

Maturity value	$48,387,000
Unearned income	(15,057,000)

Net carrying value	$33,330,000

Encumbrances on structured settlements at fair value as of March 31, 2014 are:

Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (1)	$2,689,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (1)	5,727,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (1)	5,079,000
$15,000,000 revolving line of credit (1)	12,722,000

Encumbered structured settlements	26,217,000
Structured settlements not encumbered	7,113,000

Total structured settlements	$33,330,000

(1)	See Note 12 – Other Debt – CBC

At March 31, 2014, the expected cash flows of structured settlements at fair value based on maturity value are as follows:

September 30, 2014 (six months remaining)	$2,315,000
September 30, 2015	3,918,000
September 30, 2016	4,197,000
September 30, 2017	3,362,000
September 30, 2018	3,033,000
Thereafter	31,562,000

Total	$48,387,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 — Other Investments

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

	Six Months Ended March 31, 2014	Three Months Ended March 31, 2014
Balance at beginning of period	$2,248,000	$1,884,000
(Recoveries of) provisions for losses	(112,000)	252,000
Write offs	(220,000)	(220,000)

Balance at end of period	$1,916,000	$1,916,000

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

Note 9 — Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31, 2014	September 30, 2013
Furniture	$310,000	$310,000
Equipment	3,622,000	3,622,000
Software	1,211,000	1,211,000
Leasehold improvements	99,000	99,000

	5,242,000	5,242,000
Less accumulated depreciation	4,436,000	4,136,000

Balance, end of period	$806,000	$1,106,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 — Goodwill

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

The goodwill balances at September 30, 2013 and March 31, 2014 are as follows:

Balance, September 30, 2013	$1,410,000
Goodwill from acquisition (see Note 6: Acquisition of CBC)	1,360,000

Balance, March 31, 2014	$2,770,000

Note 11 — Non Recourse Debt – Bank of Montreal

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 — Other Debt - CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 6, Acquisition of CBC) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into an amendment whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. As of March 31, 2014, the debt amounted to $26.2 million, which consists of a $12.7 million drawdown from a line of credit ($2.3 million available) from an institutional source and $13.5 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at March 31, 2014:

	Interest Rate	March 31, 2014 Balance
Notes payable with varying monthly installments:
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,689,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	5,727,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	5,079,000

Subtotal notes payable		13,495,000
$15,000,000 revolving line of credit expiring on February 28, 2015	4.75%	12,722,000

Total debt – CBC		$26,217,000

Note 13 — Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The two CBC operating principals entered into renewable two-year employment contracts at the time of acquisition (see Note 6 Acquisition of CBC).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 — Finance Income Recognition, Impairments, and Commissions and Fees (Restated and Revised)

Income Recognition

Prior to October 1, 2013, the Company accounts for certain of its investments in finance receivables using the interest method in accordance with the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

Impairments

        As previously discussed, the Company has switched from the interest method to the cost recovery method as of October 1, 2013 on its current inventory of portfolios. In accordance with ASC 310-30, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality, increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310-30 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. If it is determined a portfolio accounted for on the cost recovery method will not recover the current book value of the portfolio, an impairment would be recorded. Impairments of $0.4 million in the three month period ended March 31, 2013 and $0.5 million in the six month period ended March 31, 2013 were recorded, as described in Note 2.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 — Income Recognition, Impairments, and Commissions and Fees (Restated and Revised) (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 — Income Recognition, Impairments, and Commissions and Fees (Restated and Revised) (continued)

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

Note 15 — Income Taxes

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

(Unaudited)

Note 16 — Net Income per Share (Restated and Revised)

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

The following table presents the computation of basic and diluted per share data for the six months ended March 31, 2014 and 2013:

	RESTATED(1)			REVISED(2)

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$1,023,000	12,976,766	$0.08	$4,087,000	12,942,554	$0.32

Effect of Dilutive Stock		227,905		270,664		(0.01)

Diluted	$1,023,000	13,204,671	$0.08	$4,087,000	13,213,218	$0.31

(1)	Net income and per share data have been restated as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.
(2)	Net income and per share data have been revised as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

At March 31, 2014, 1,088,304 options at a weighted average exercise price of $11.88 were not included in the diluted earnings per share calculation as they were antidilutive.

At March 31, 2013, 1,123,169 options at a weighted average exercise price of $12.40 were not included in the diluted earnings per share calculation as they were antidilutive.

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2014 and 2013:

	RESTATED(1)			REVISED(2)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$76,000	12,979,350	$0.01	$1,599,000	12,943,896	$0.12

Effect of Dilutive Stock		229,964			282,455

Diluted	$76,000	13,209,314	$0.01	$1,599,000	13,226,351	$0.12

(1)	Net income and per share data have been restated as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.
(2)	Net income and per share data have been revised as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Based Compensation

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

Note 18 — Stock Option Plans

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

(Unaudited)

Note 18 — Stock Option Plans (continued)

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Six Months Ended March 31,
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

(Unaudited)

Note 18 — Stock Option Plans (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18 — Stock Option Plans (continued)

The Company recognized $162,000 and $80,000 of compensation expense related to the restricted stock awards during the six and three month periods ended March 31, 2014, respectively. The Company recognized $110,000 and $80,000 of compensation expense related to the restricted stock awards for the six and three month periods ended March 31, 2013. As of March 31, 2014, there was $561,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs expected to be recognized is 1.7 years. There were no restricted stock awards granted during the first six months of fiscal year 2014. The fair value of the restricted stock awards granted during the first quarter of fiscal year 2013 was approximately $979,000. The fair value of the awards vested during the six month periods ended March 31, 2014 and 2013 was $326,000 and $83,000, respectively. There were no awards vested in the second quarter of fiscal years 2014 and 2013.

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

Note 19 — Stockholders’ Equity and Prior Period Adjustments

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 — Fair Value of Financial Measurements and Disclosures (RESTATED AND REVISED)

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

	RESTATED		REVISED

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Available-for-sale investments (Level 1)	$69,539,000	$69,539,000	$58,035,000	$58,035,000
Consumer receivables acquired for liquidation (Level 3)	54,239,000	54,760,000	64,254,000	70,875,000
Structured settlements (Level 3)	33,330,000	33,330,000	—	—
Financial liabilities
Non-recourse debt – BMO (Level 3)	30,778,000	21,487,000	35,760,000	27,000,000
Other debt – CBC, revolving line of credit (Level 3)	12,722,000	12,722,000	—	—
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	13,495,000	13,495,000	—	—

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

AS REPORTED

Note 20 — Fair Value of Financial Measurements and Disclosures (continued)

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

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2014 were as follows:

Balance at September 30, 2013	$0
Acquisition of CBC (see Note 6)	30,436,000
Total gains included in earnings	820,000
Purchases	2,359,000
Sales	—
Interest accreted	708,000
Payments received	(993,000)

Total	$33,330,000

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets held at March 31, 2014	$820,000

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

Note 21 — Subsequent Events

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

Caution Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q/A, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

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

As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecommunication receivables, consumer loan receivables and mixed consumer receivables has matured, we use the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes and we do not possess the same expertise, or we cannot reasonably estimate the timing of the cash flows, we utilize the cost recovery method of accounting for those portfolios of receivables.

Prior to October 1, 2013, the Company accounted for certain of its investments in finance receivables using the interest method in accordance with the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

As further discussed under “Item 4—Controls and Procedures” in this Form 10-Q/A for the quarterly period ended December 31, 2013, management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by ASC 310-30. This material weakness resulted in revenue and impairment misstatements that have been revised and restated and in this report.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2014, all of the portfolios are accounted for on the cost recovery method, of which $38.4 million is concentrated in one portfolio, the remaining value of a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

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

Results of Operations

The six-month period ended March 31, 2014, compared to the six-month period ended March 31, 2013

Finance income. (RESTATED AND REVISED) For the six month period ended March 31, 2014, finance income decreased $6.4 million, or 39.5%, to $9.7 million from $16.1 million for the six month period ended March 31, 2013. The decrease is primarily due to the lower level of zero basis income from the prior year. Zero basis income decreased from $13.1 million in the six month period ended March 31, 2013 to $9.7 million in the six month period ended March 31, 2014. We purchased $17.1 million in face value of new portfolios at a cost of $1.0 million in the first six months of fiscal year 2014. The portfolios purchased are accounted for on the cost recovery method. There were no portfolio purchases for the first six months of fiscal year 2013.

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

Finance income . (AS REPORTED) For the six month period ended March 31, 2014, finance income decreased $2.9 million, or 17.3%, to $13.9 million from $16.8 million for the six month period ended March 31, 2013. Finance income decreased primarily due to the lower level of portfolio purchases and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased $17.1 million in face value of new portfolios at a cost of $1.0 million in the first six months of fiscal year 2014. The portfolios purchased are accounted for on the cost recovery method. There were no portfolio purchases for the first six months of fiscal year 2013.

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

Impairments. (RESTATED AND REVISED) There were no impairments recorded in the six month period ended March 31, 2014 compared to impairments of $0.5 million recorded during the six month period ended March 31, 2013.

Impairments. (AS REPORTED)There were no impairments recorded in the six month period ended March 31, 2014 compared to impairments of $2.2 million recorded during the six month period ended March 31, 2013. Cash flows on three portfolios slowed to a level that warranted an impairment during the second quarter of fiscal year 2013.

Income tax expense. (RESTATED AND REVISED) Income tax expense, consisting of federal and state income taxes, was $0.8 million for the six months ended March 31, 2014, as compared to income tax expense of $2.8 million for the comparable 2013 period.

Income tax expense.(AS REPORTED) Income tax expense, consisting of federal and state income taxes, was $2.2 million for the six months ended March 31, 2014, as compared to income tax expense of $2.4 million for the comparable 2013 period.

Income attributable to non-controlling interest. The income attributable to non-controlling 20% interests in Pegasus and CBC of $463,000 was recorded in fiscal year 2014. The non-controlling interest in Pegasus for the six month period ended March 31, 2013 was $123,000. There was no comparative data for CBC in the prior year.

Net income attributable to Asta Funding, Inc. (RESTATED AND REVISED) For the six months ended March 31, 2014, net income was $1.0 million, as compared to net income of $4.1 million for the six month period ended March 31, 2013. The decrease is primarily due to the reduced zero basis income.

Net income attributable to Asta Funding, Inc. (AS REPORTED) For the six months ended March 31, 2014, net income was $3.8 million, as compared to net income of $3.5 million for the six month period ended March 31, 2013.

The three-month period ended March 31, 2014, compared to the three-month period ended March 31, 2013

Finance income. (RESTATED AND REVISED) For the three month period ended March 31, 2014, finance income was $5.0 million as compared to $7.6 million for the three month period ended March 31, 2013, a decrease of $2.6 million, or 34.2%. Finance income decreased primarily due to the switch to the cost recovery method effective October 1, 2013 coupled with the correction of the error of misapplying GAAP with regard to income recognition policies. We purchased $8.5 million in face value of new portfolios at a cost of $0.5 million in the second quarter of fiscal year 2014. The portfolio acquired is accounted for under the cost recovery method. There were no portfolio purchases during the three month period ended March 31, 2013.

During the second quarter of fiscal year 2014, gross collections decreased 21.5% to $16.4 million from $20.9 million for the three months ended March 31, 2013. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.0 million, or 25.2%, for the three months ended March 31, 2014 as compared to the same period in the prior year, and averaged 35.9% of collections during the three-month period ended March 31, 2014. Net collections decreased by 19.3% to $10.5 million in the current quarter from $13.0 million for the three months ended March 31, 2013. Income recognized from fully amortized portfolios (zero based revenue) was $5.1 million and $6.2 million for the three months ended March 31, 2014 and 2013, respectively.

Finance income. (AS REPORTED) For the three month period ended March 31, 2014, finance income was $7.0 million as compared to $8.3 million for the three month period ended March 31, 2013, a decrease of $1.3 million, or 15.6%. We purchased $8.5 million in face value of new portfolios at a cost of $0.5 million in the second quarter of fiscal year 2014. The portfolio acquired is accounted for under the cost recovery method. There were no portfolio purchases during the three month period ended March 31, 2013.

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

Personal injury claims income . For the three month period ended March 31, 2014 personal injury claims income decreased $0.2 million from $1.4 million for the three month period ended March 31, 2013.

Structured settlement income . Structured settlement income was $1.5 million in the period ended March 31, 2014. There is no prior year comparative data.

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

Impairments. (RESTATED AND REVISED) There were no impairments recorded in the three month period ended March 31, 2014 as compared to impairments of $0.4 million recorded during the three month period ended March 31, 2013.

Impairments. (AS REPORTED) There were no impairments recorded in the three month period ended March 31, 2014 as compared to impairments of $2.2 million recorded during the three month period ended March 31, 2013. Although in the latter stages of the collection curves, cash flows on three portfolios slowed to a level that warranted impairment during the second quarter of fiscal year 2013.

Income tax expense. (RESTATED AND REVISED) Income tax expense was $1.0 million for the three month period ended March 31, 2013 and $37,000 for the three month period ended March 31, 2014.

        Income tax expense. (AS REPORTED) Income tax expense was $0.6 million for both three month periods ended March 31, 2014 and March 31, 2013.

Income attributable to non-controlling interest. The income attributable to non-controlling interest was $14,000 and $78,000 in fiscal years 2014 and 2013, respectively. The non-controlling interests are related to Pegasus and CBC in the three month period ended March 31, 2014 as compared to only Pegasus in the same comparative period of fiscal year 2013.

Net income attributable to Asta Funding, Inc. (RESTATED AND REVISED) Net income was $76,000 for the three month period ended March 31, 2014 as compared to $1.6 million for the three month period ended March 31, 2013. The reduction was primarily due to reduced zero basis income.

Net income attributable to Asta Funding, Inc. (AS REPORTED) Net income was $1.4 million for the three month period ended March 31, 2014 as compared to $0.9 million for the three month period ended March 31, 2013.

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

Cash Flow (Restated and Revised)

As of March 31, 2014, our cash decreased $6.9 million to $28.3 million from $35.2 million at September 30, 2013.

Net cash provided by operating activities was $626,000 during the six months ended March 31, 2014 compared to $8.2 million during the six months ended March 31, 2013 primarily due to a reduction in net income. Net cash used in investing activities was $2.4 million during the six month period ended March 31, 2014 compared to $22.2 million provided by investing activity during the three months ended March 31, 2013, reflecting proceeds from maturities of certificates of deposit in the prior fiscal year, an increase in net purchases of available-for-sale securities and the CBC acquisition in the current period, partially offset by a decrease in the personal injury claim investment. Net cash used in financing activities decreased from $7.3 million in the six month period ended March 31, 2013 to $5.1 million in the six month period ended March 31, 2014. This decrease is attributable to the discontinuation of dividend payments and treasury stock purchases in the current six month period.

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

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	RESTATED

	For the Six Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$8,071,000	$49,829,000	$57,900,000
Balance transferred to cost recovery – prior period adjustment	(1,304,000)	1,304,000	—
Adjustment for misapplication of the interest method to prior periods	6,354,000	—	6,354,000

Balance beginning of period, as restated	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisition of receivable portfolios	—	969,000	969,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(20,700,000)	(20,700,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(2,000)	(2,000)
Finance income recognized (1)	—	9,718,000	9,718,000

Balance, end of period	$—	$54,239,000	$54,239,000

Finance income as a percentage of collections	—%	46.9%	46.9%

(1)	Includes $9.7 million from zero basis portfolios

	REVISED

	For the Six Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$12,326,000	$74,561,000	$86,887,000
Balance transferred to cost recovery – prior period adjustment	(2,692,000)	2,692,000	—
Adjustment for misapplication of the interest method to prior periods	5,852,000	1,500,000	7,352,000

Balance beginning of period, as revised	15,486,000	78,753,000	94,239,000
Net cash collections from collection of consumer receivables acquired for liquidation	(16,895,000)	(9,701,000)	(26,596,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(7,000)	(10,000)	(17,000)
Impairment	(519,000)	—	(519,000)
Finance income recognized (1)	14,262,000	1,806,000	16,068,000

Balance, end of period	$12,327,000	$70,848,000	$83,175,000

Finance income as a percentage of collections	84.4%	18.6%	60.4%

(1)	Includes $13.1 million from zero basis portfolios

	For the Three Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$7,553,000	$47,578,000	$55,131,000
Balance transferred to cost recovery - prior period adjustment	(1,148,000)	1,148,000	—
Adjustment for misapplication of the interest method to prior periods	(6,405,000)	10,492,000	4,087,000

Balance beginning of period, as restated	—	59,218,000	59,218,000
Acquisition of receivable portfolio	—	449,000	449,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,497,000)	(10,497,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(1,000)	(1,000)
Finance income recognized (1)	—	5,070,000	5,070,000

Balance, end of period	$0	$54,239,000	$54,239,000

Finance income as a percentage of collections	—%	48.3%	48.3%

(1)	Includes $5.1 million from zero basis portfolios

	For the Three Months Ended March 31, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period, as reported	$10,472,000	$71,296,000	$81,768,000
Balance transferred to cost recovery – prior period adjustment	(2,356,000)	2,356,000	—
Adjustment for misapplication of the interest method to prior periods	6,008,000	1,178,000	7,186,000

Balance beginning of period, as revised	14,124,000	74,830,000	88,954,000
Net cash collections from collection of consumer receivables acquired for liquidation	(8,121,000)	(4,876,000)	(12,997,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(4,000)	(3,000)	(7,000)
Impairment	(413,000)		(413,000)
Finance income recognized (1)	6,741,000	897,000	7,638,000

Balance, end of period	$12,327,000	$70,848,000	$83,175,000

Finance income as a percentage of collections	83%	18.4%	58.7%

(1)	Includes $6.2 million from zero basis portfolios

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

Collections Represented by Account Sales

Period	Collections Represented By Account Sales	Finance Income Earned
Six months ended March 31, 2014	$2,000	$1,000
Three months ended March 31, 2014	$1,000	$1,000
Six months ended March 31, 2013	$17,000	$5,000
Three months ended March 31, 2013	$7,000	$3,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the SEC on May 8, 2014 disclosed that, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Chief Executive Officer and Chief Financial Officer, had carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, had concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014. In light of the SEC Comment Letter process and a review made by the Company in connection with the preparation of the restatement presented in this Form 10-Q/A the Chief Executive Officer and our Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures and, based on that evaluation, concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2014.

The Company’s management based its conclusion on the identification of a material weakness in internal control over financial reporting at March 31, 2014. The material weakness and remedial steps being taken by the Company are discussed below.

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

d)	Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we have implemented various actions and will initiate other remedial actions under the oversight of the Audit Committee, including:

Following the guidance set forth in by Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Quality.

We believe we have implemented the necessary internal controls to remediate the material weakness relating to our revenue recognition process. We have implemented procedures to prepare and review an analysis of the variations between actual and estimated cash flows during the current period. We will continue to maintain and verify the effective operation of these controls, before concluding that we have remediated this material weakness in revenue recognition controls.

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

Unresolved Staff Comments.

The Company received several comment letters beginning on March 7, 2014 from the Securities and Exchange Commission (“SEC”), the last dated October 6, 2014, concerning its Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Additionally, verbal communication with the SEC Staff addressed further comments with regard to the Company’s Form 10-Q’s for the fiscal year ended September 30, 2014. The SEC requested, among other things, information concerning the Company’s revenue recognition policy on consumer receivables acquired for liquidation and the Company’s application of Generally Accepted Accounting Principles in the United States (“GAAP”) thereon. We have restated the financial statements contained in this Report on Form 10-Q/A for the second quarter of Fiscal Year 2014. The Company is in the process of finalizing its discussions with the SEC in order to resolve the Staff Comments. Please see Note 2 of the Condensed Consolidated financial statements for the period ended March 31, 2014 (the second quarter of fiscal 2014) for more information.

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

ASTA FUNDING, INC. (Registrant)

Dated: June 25, 2015	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Dated: June 25, 2015	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.