Form 10-Q/A
period 2014-06-30
ASTA FUNDING INC
filed 2015-06-26
CIK 1001258

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to revise and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 18, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and, except where otherwise noted, does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the revision and restatement described below. We previously reported finance income for certain portfolios of consumer receivables acquired for liquidation using the interest method (“interest method portfolios”) in accordance with the guidance of FASB Accounting Standards Codification (“ASC”), Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) We subsequently concluded that it is more appropriate to recognize finance income on these portfolios using the cost recovery method in accordance with ASC 310-30, and to reflect the change in accounting method in results of operations for the quarter ended December 31, 2013. The effect on the restated results of operations for the quarterly period ended June 30, 2014, was a reduction of pre-tax income of $1.3 million with an associated tax benefit of $0.5 million which resulted in net income attributable to Asta Funding, Inc. of $4.7 million or $0.35 per share (diluted) from $5.5 million or $0.41 per share (diluted). The effect on the quarterly period ended June 30, 2013 was a reduction of pre-tax income of $1.1 million, with an associated tax benefit of $0.4 million which resulted in net loss attributable to Asta Funding, Inc. of $3.4 million or $0.26 loss per share from $2.7 million or $0.21 loss per share. The effect on the nine month period ended June 30, 2014 was a reduction of pretax income of $5.5 million with an associated tax benefit of $1.9 million which resulted in net income attributable to Asta Funding, Inc. of $5.7 million or $0.43 per share (diluted) from $9.3 million or $0.70 per share (diluted). The effect on the comparable nine month period ended June 30, 2013 was not material. In addition, we identified certain pre-tax misstatements in prior periods related to our accounting for interest method portfolios accounted for under ASC 310-30. The misstatement resulted in an increase in the carrying value of interest method portfolios of approximately $6.4 million, with an associated decrease in deferred tax assets of approximately $2.7 million as of September 30, 2013. The impact of the misstatement in prior years’ financial statements was not material to any of those years, however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to our current year consolidated financial statements. As such, we have accounted for the cumulative effect of this misstatement as an adjustment to the beginning balance of retained earnings of approximately $3.7 million as of September 30, 2013, in this quarterly report for the period ended June 30, 2014. See Note 2 to notes to condensed consolidated financial statements for more information.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014 (As Restated)(1)	September 30, 2013 (As Revised)(1)
ASSETS
Cash and cash equivalents	$26,017,000	$35,179,000
Available for sale investments	70,205,000	58,035,000
Restricted cash	—	968,000
Consumer receivables acquired for liquidation (at net realizable value)	32,414,000	64,254,000
Structured settlements	35,892,000	—
Investment in personal injury claims	31,733,000	35,758,000
Due from third party collection agencies and attorneys	1,138,000	1,169,000
Prepaid and income taxes receivable	—	1,496,000
Furniture and equipment, net	656,000	1,106,000
Deferred income taxes	8,091,000	7,772,000
Goodwill	2,770,000	1,410,000
Other assets	4,990,000	4,383,000

Total assets	$213,906,000	$211,530,000

LIABILITIES
Non-recourse debt – Bank of Montreal	$—	$35,760,000
Other debt – CBC (including non-recourse notes payable amounting to $13.0 million at June 30, 2014)	27,434,000	—
Other liabilities	2,723,000	2,486,000
Income taxes payable	3,084,000	—

Total liabilities	33,241,000	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding – none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued – 12,985,739 at June 30, 2014 and 14,917,977 at September 30, 2013; and outstanding 12,985,739 at June 30, 2014 and 12,974,239 at September 30, 2013	130,000	149,000
Additional paid-in capital	62,648,000	79,104,000
Retained earnings	118,403,000	112,694,000
Accumulated other comprehensive income (loss)	22,000	(674,000)
Treasury stock (at cost), 0 shares at June 30, 2014 and 1,943,738 shares at September 30, 2013	—	(17,805,000)
Non-controlling interest	(538,000)	(184,000)

Total stockholders’ equity	180,665,000	173,284,000

Total liabilities and stockholders’ equity	$213,906,000	$211,530,000

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014 (As Restated)(1)	Three Months Ended June 30, 2013 (As Revised)(1)	Nine Months Ended June 30, 2014 (As Restated)(1)	Nine Months Ended June 30, 2013 (As Revised)(1)
Revenues:
Finance income on consumer receivables, net	$5,074,000	$8,972,000	$14,792,000	$25,040,000
Personal injury claims income	1,779,000	2,287,000	5,724,000	4,921,000
Unrealized gain on structured settlements	620,000	—	1,440,000	—
Interest income on structured settlements	786,000	—	1,501,000	—

Total revenues	8,259,000	11,259,000	23,457,000	29,961,000
Forgiveness of non-recourse debt	26,101,000	—	26,101,000	—
Other income (includes ($116,000) and $17,000 during the three month periods ended June 30, 2014 and 2013, and ($141,000) and $192,000 during the nine month periods ended June 30, 2014 and 2013, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities)	336,000	378,000	1,370,000	1,628,000

	34,696,000	11,637,000	50,928,000	31,589,000

Expenses:
General and administrative	7,012,000	6,545,000	20,517,000	17,926,000
Interest	413,000	518,000	820,000	1,621,000
Impairments of consumer receivables acquired for liquidation	19,591,000	10,186,000	19,591,000	10,705,000

	27,016,000	17,249,000	40,928,000	30,252,000

Income (loss) before income tax expense (benefit)	7,680,000	(5,612,000)	10,000,000	1,337,000
Income tax expense (benefit) (includes tax (benefit) expense of ($47,000) and $5,000 during the three month periods ended June 30, 2014 and 2013, and ($57,000) and $76,000 during the nine month periods ended June 30, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) gains on available for sale securities)	2,973,000	(2,296,000)	3,808,000	443,000

Net income (loss)	4,707,000	(3,316,000)	6,192,000	894,000

Less: net income attributable to non-controlling interest	20,000	53,000	483,000	176,000

Net income (loss) attributable to Asta Funding, Inc.	$4,687,000	$(3,369,000)	$5,709,000	$718,000

Net income (loss) per share attributable to Asta Funding, Inc.:

Basic	$0.36	$(0.26)	$0.44	$0.06
Diluted	$0.35	$(0.26)	$0.43	$0.05

Weighted average number of common shares outstanding:
Basic	12,984,882	12,954,455	12,979,472	12,946,521

Diluted	13,214,703	12,954,455	13,208,015	13,217,656

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30, 2014 (As Restated)(1)	Three Months Ended June 30, 2013 (As Revised)(1)	Nine Months Ended June 30, 2014 (As Restated)(1)	Nine Months Ended June 30, 2013 (As Revised)(1)
Comprehensive income (loss) is as follows:

Net income (loss)	$4,707,000	$(3,316,000)	$6,192,000	$894,000

Net unrealized securities gain / (loss), net of tax expense (benefit) of $263,000 and ($415,000), during the 3 month periods ended June 30, 2014 and 2013, respectively, and $511,000 and ($543,000) during the 9 month periods ended June 30, 2014 and 2013, respectively.	394,000	(631,000)	780,000	(822,000)

Reclassification adjustments for securities sold, net of tax (benefit) expense of ($47,000) and $5,000, during the 3 month periods ended June 30, 2014 and 2013, respectively, and ($57,000) and $76,000, during the 9 month periods ended June 30, 2014 and 2013, respectively.	(69,000)	(12,000)	(84,000)	(116,000)

Other comprehensive income (loss)	325,000	(643,000)	696,000	(938,000)

Total comprehensive income (loss)	$5,032,000	$(3,959,000)	$6,888,000	$(44,000)

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock (1)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2013, as reported	14,917,977	$149,000	$79,104,000	$109,011,000	$(674,000)	$(17,805,000)	$(184,000)	$169,601,000
Cumulative impact of revisions, prior years	—	—	—	3,683,000	—	—	—	3,683,000

Balance, September 30, 2013, as revised	14,917,977	149,000	79,104,000	112,694,000	(674,000)	(17,805,000)	(184,000)	173,284,000
Exercise of options	11,500	—	40,000	—	—	—	—	40,000
Stock based compensation expense	—	—	1,290,000	—	—	—	—	1,290,000
Net income, as restated (2)	—	—	—	5,709,000	—	—	483,000	6,192,000
Unrealized loss on marketable securities	—	—	—	—	696,000	—	—	696,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)	—	—	17,805,000	—	0
Distributions to non-controlling interest	—	—	—	—	—	—	(837,000)	(837,000)

Balance, June 30, 2014, as restated	12,985,739	$130,000	$62,648,000	$118,403,000	$22,000	$0	$(538,000)	$180,665,000

(1)    Treasury shares at September 30, 2013 totaled 1,943,738.

(2)    For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial statements.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2014 (As Restated)(1)	Nine Months Ended June 30, 2013 (As Revised)(1)
Cash flows from operating activities
Net income	$6,192,000	$894,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450,000	450,000
Deferred income taxes	(773,000)	29,000
Impairment of consumer receivables acquired for liquidation	19,591,000	10,705,000
Stock based compensation	1,290,000	1,498,000
Loss / (gain) on sale of available-for-sale securities	141,000	(192,000)
Structured settlements - accrued interest	(1,475,000)	—
Structured settlements - gains	(1,440,000)	—
Forgiveness of non-recourse debt	(26,101,000)	—
Changes in:
Prepaid and income taxes receivable	1,496,000	382,000
Due from third party collection agencies and attorneys	31,000	802,000
Other assets	(596,000)	(2,369,000)
Income taxes payable	3,084,000	—
Other liabilities	(119,000)	(1,104,000)

Net cash provided by operating activities	1,771,000	11,095,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(3,702,000)	(3,340,000)
Principal collected on receivables acquired for liquidation	15,950,000	16,567,000
Principal collected on receivables accounts represented by account sales	1,000	432,000
Purchase of available-for-sale securities	(19,845,000)	(29,907,000)
Proceeds from sale of available-for-sale securities	8,684,000	28,918,000
Proceeds from maturities of certificates of deposit	—	33,918,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—
Investments in personal injury claims – advances	(16,392,000)	(22,863,000)
Investments in personal injury claims – receipts	20,417,000	9,162,000
Investment in structured settlements – advances	(4,696,000)	—
Investments in structured settlements – receipts	2,155,000	—
Capital expenditures	—	(725,000)

Net cash (used in) provided by investing activities	(3,016,000)	32,162,000

Cash flows from financing activities
Proceeds from exercise of stock options	40,000	103,000
Changes in restricted cash	968,000	21,000
Distribution to non-controlling interest	(837,000)	—
Repayment of non-recourse debt	(9,659,000)	(7,213,000)
Borrowings of other debt	4,131,000	—
Repayments of other debt	(2,560,000)	—
Dividends paid	—	(1,290,000)
Purchase of treasury stock	—	(1,579,000)

Net cash used in financing activities	(7,917,000)	(9,958,000)

Net (decrease) increase in cash and cash equivalents	(9,162,000)	33,299,000
Cash and cash equivalents at beginning of period	35,179,000	4,953,000

Cash and cash equivalents at end of period	$26,017,000	$38,252,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$678,000	$1,645,000
Supplemental disclosures of non-cash investing and financing activities:

Structured settlements	$30,436,000	$—
Other debt – CBC	23,363,000	—
Retirement of treasury stock	17,805,000	—

(1)	For discussion on the adjustments, see Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

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

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio valued at $21.6 million as of June 30, 2014. See Note 11-Debt, Non-Recourse Debt-Bank of Montreal for additional details.

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC and Blue Bell Receivables III, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities held structured settlements of $14.4 million and non-recourse notes payable of $13.0 million as of June 30, 2014.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company reviewed this ASU and determined that it did not have a material impact on its consolidated financial statements.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements

Restatement of Quarterly Financial Statements for the Period Ended June 30, 2014

Our previously reported results for the quarter ended June 30, 2014, reported finance income on the interest method in accordance with FASB Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. However, due to the Company’s inability to reasonably estimate the cash collections under the interest method, as highlighted by the error identified below “Revision of Prior Period Annual Financial Statements” the Company was precluded from using the interest method and determined that the cost recovery method is the appropriate accounting method under the circumstances and has made adjustments to reflect the cost recovery method prospectively in the first interim period for the fiscal year ended September 30, 2014. The Company has concluded that the change to the cost recovery method should have occurred on October 1, 2013 instead of June 30, 2014 when it was originally reported. This change was also an error and has been corrected in this report on Form 10-Q/A. As disclosed in the detail that follows, the effect on the quarterly period ended June 30, 2014 was a reduction of finance income of approximately $1.6 million with an associated tax benefit of approximately $0.5 million which resulted in net income attributable to Asta Funding, Inc. of $4.7 million or $0.35 per share (diluted) from $5.5 million or $0.41 per share (diluted). The effect on the nine month period ended June 30, 2014 was a reduction of finance income of $5.8 million with an associated tax benefit of $1.9 million which resulted in net income attributable to Asta Funding, Inc. of $5.7 million or $0.43 per share (diluted) from $9.3 million or $0.70 per share (diluted).

Revision of Prior Period Annual Financial Statements

In addition, we identified pre-tax errors in prior annual periods related to the application of the interest method for consumer receivables acquired for liquidation and accounted for under ASC 310-30. During those prior annual periods, the Company had determined the effective yield for its distressed consumer receivable portfolios by analyzing actual cash flows versus the amount of cash flows expected to be collected over the life of the loan as opposed to performing this analysis using the current cash flow variations (i.e. actual versus estimated cash flows within a particular quarter). As disclosed in the detail that follows, this misstatement resulted in an increase in finance receivables of approximately $6.4 million, with a decrease in deferred taxes of approximately $2.7 million and a resulting increase to retained earnings of approximately $3.7 million in this Form 10-Q/A as of September 30, 2013. The impact of the misstatements in the prior years’ financial statements was not material to any of those years or interim periods, respectively, however, the cumulative effect of correcting all of the prior period misstatements in fiscal year 2014 would be material to our fiscal year 2014 consolidated financial statements. As such, consistent with the guidance in ASC Topic 250 Accounting Changes and Error Corrections, we have accounted for these errors as a revision of prior period financial statements.

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

Due to the immaterial nature of the misstatement corrections, the cumulative adjustments required to correct the misstatements in the financial statements prior to the fiscal year ended September 30, 2013 are reflected in the revised stockholders’ equity as of September 30, 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cumulative effect of those adjustments increased previously reported retained earnings by approximately $3.7 million. These adjustments also cumulatively impacted the following balance sheet line items as of June 30, 2014:

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Balance Sheet

	June 30, 2014
	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$26,017,000	$0	$26,017,000
Available for sale investments	70,205,000	0	70,205,000
Consumer receivables acquired for liquidation (at net realizable value)	31,514,000	900,000	32,414,000
Structured settlements	35,892,000	0	35,892,000
Investment in personal injury claims	31,733,000	0	31,733,000
Due from third party collection agencies and attorneys	1,138,000	0	1,138,000
Furniture and equipment, net	656,000	0	656,000
Deferred income taxes	8,894,000	(803,000)	8,091,000
Goodwill	2,770,000	0	2,770,000
Other assets	4,990,000	0	4,990,000

Total assets	$213,809,000	$97,000	$213,906,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other debt – CBC (including non-recourse notes payable amounting to $13.0 million)	27,434,000	0	27,434,000
Other liabilities	2,723,000	0	2,723,000

Income taxes payable	3,084,000	0	3,084,000

Total liabilities	33,241,000	0	33,241,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000; issued and outstanding - none	—	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 12,985,739	130,000	0	130,000
Additional paid in capital	62,648,000	0	62,648,000
Retained earnings	118,306,000	97,000	118,403,000
Accumulated other comprehensive income	22,000	0	22,000
Non-controlling interest	(538,000)	0	(538,000)

Total stockholders’ equity	180,568,000	97,000	180,665,000

Total liabilities and stockholders’ equity	$213,809,000	$97,000	$213,906,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax benefit, resulted in an overstatement of net income of approximately $0.8 million for the three month period ended June 30, 2014. The restatement of the three month period ended June 30, 2014 is as follow:

	Three Months Ended June 30, 2014
	As Reported	Adjustments	As Restated
Revenues:
Finance income on consumer receivables, net	$6,652,000	$(1,578,000)	$5,074,000
Personal injury claims income	1,779,000	0	1,779,000
Unrealized gain on structured settlements	620,000	0	620,000
Interest income on structured settlements	786,000	0	786,000

Total revenues	9,837,000	(1,578,000)	8,259,000
Forgiveness of non-recourses debt	26,101,000		26,101,000
Other income (includes $116,000 accumulated other comprehensive income reclassification for unrealized net loss on available for sale securities)	336,000	0	336,000

	36,274,000	(1,578,000)	34,696,000

Expenses:
General and administrative	7,012,000	0	7,012,000

Interest expense	413,000	0	413,000

Impairments of consumer receivables acquired for liquidation	19,901,000	(310,000)	19,591,000

	27,326,000	(310,000)	27,016,000

Income before income tax expense (benefit)	8,948,000	(1,268,000)	7,680,000

Income tax expense (includes tax benefit of $47,000 accumulated other comprehensive income reclassification for unrealized net loss on available for sale securities)	3,464,000	(491,000)	2,973,000

Net income	5,484,000	(777,000)	4,707,000

Less: net income attributable to non-controlling interest	20,000	0	20,000

Net income attributable to Asta Funding, Inc.	$5,464,000	$(777,000)	$4,687,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.42	$(0.06)	$0.36
Diluted	$0.41	$(0.06)	$0.35
Weighted average number of shares outstanding:
Basic	12,984,882		12,984,882
Diluted	13,214,703		13,214,703

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax benefit, resulted in an understatement of net loss of approximately $0.6 million for the three month period ended June 30, 2013. The restatement of the three month period ended June 30, 2013 is as follow:

	Three Months Ended June 30, 2013
	As Reported	Adjustments	As Revised
Revenues:
Finance income on consumer receivables, net	$10,003,000	$(1,031,000)	$8,972,000
Personal injury claims income	2,287,000	0	2,287,000

Total revenues	12,290,000	(1,031,000)	11,259,000

Other income (includes $17,000 accumulated other comprehensive income reclassification for unrealized net gain on available for sale securities)	378,000	0	378,000

	12,668,000	(1,031,000)	11,637,000

Expenses:
General and administrative	6,545,000	0	6,545,000
Interest expense	518,000	0	518,000
Impairments of consumer receivables acquired for liquidation	10,148,000	38,000	10,186,000

	17,211,000	38,000	17,249,000

(Loss) before income tax (benefit)	(4,543,000)	(1,069,000)	(5,612,000)
Income tax (benefit) (includes tax expense of $5,000 accumulated other comprehensive income reclassification for unrealized net gain on available for sale securities)	(1,859,000)	(437,000)	(2,296,000)

Net loss	(2,684,000)	(632,000)	(3,316,000)
Less: net income attributable to non-controlling interest	53,000	0	53,000

Net (loss) attributable to Asta Funding, Inc.	$(2,737,000)	$(632,000)	$(3,369,000)

Net (loss) per share attributable to Asta Funding, Inc.:
Basic	$(0.21)	$(0.05)	$(0.26)
Diluted	$(0.21)	$(0.05)	$(0.26)
Weighted average number of shares outstanding:
Basic	12,954,455		12,954,455
Diluted	12,954,455		12,954,455

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax benefit, resulted in an overstatement of net income of approximately $3.6 million for the nine month period ended June 30, 2014. The restatement of the nine month period ended June 30, 2014 is as follow:

	Nine Months Ended June 30, 2014
	As Reported	Adjustments	As Restated
Revenues:
Finance income on consumer receivables, net	$20,556,000	$(5,764,000)	$14,792,000
Personal injury claims income	5,724,000	0	5,724,000
Unrealized gain on structured settlements	1,440,000	0	1,440,000
Interest income on structured settlements	1,501,000	0	1,501,000

Total revenues	29,221,000	(5,764,000)	23,457,000
Forgiveness of non-recourses debt	26,101,000	0	26,101,000
Other income (includes $141,000 accumulated other comprehensive income reclassification for unrealized net lose on available for sale securities)	1,370,000	0	1,370,000

	56,692,000	(5,764,000)	50,928,000

Expenses:
General and administrative	20,517,000	0	20,517,000
Interest expense	820,000	0	820,000
Impairments of consumer receivables acquired for liquidation	19,901,000	(310,000)	19,591,000

	41,238,000	(310,000)	40,928,000

Income before income tax expense (benefit)	15,454,000	(5,454,000)	10,000,000
Income tax expense (includes tax benefit of $57,000 accumulated other comprehensive income reclassifications for unrealized net loss on available for sale securities)	5,676,000	(1,868,000)	3,808,000

Net income	9,778,000	(3,586,000)	6,192,000
Less: net income attributable to non-controlling interest	483,000	0	483,000

Net income attributable to Asta Funding, Inc.	$9,295,000	$(3,586,000)	$5,709,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.72	$(0.28)	$0.44
Diluted	$0.70	$(0.27)	$0.43
Weighted average number of shares outstanding:
Basic	12,979,472		12,979,472
Diluted	13,208,015		13,208,015

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

The adjustments discussed above for applying the cost recovery method, net of related income tax benefit, resulted in an overstatement of net income of approximately $15,000 for the nine month period ended June 30, 2013. The restatement of the nine month period ended June 30, 2013 is as follow:

	Nine Months Ended June 30, 2013
	As Reported	Adjustments	As Revised
Revenues:
Finance income on consumer receivables, net	$26,756,000	$(1,716,000)	$25,040,000
Personal injury claims income	4,921,000	0	4,921,000

Total revenues	31,677,000	(1,716,000)	29,961,000
Other income (includes $192,000 accumulated other comprehensive income reclassification for unrealized net gain on available for sale securities)	1,628,000	0	1,628,000

	33,305,000	(1,716,000)	31,589,000

Expenses:
General and administrative	17,926,000	0	17,926,000
Interest expense	1,621,000	0	1,621,000
Impairments of consumer receivables acquired for liquidation	12,351,000	(1,646,000)	10,705,000

	31,898,000	(1,646,000)	30,252,000

Income (loss) before income tax expense (benefit)	1,407,000	(70,000)	1,337,000

Income tax expense (includes tax expense of $76,000 accumulated other comprehensive income reclassification for unrealized net gain on available for sale securities)	498,000	(55,000)	443,000

Net income	909,000	(15,000)	894,000

Less: net income attributable to non-controlling interest	176,000	0	176,000

Net income attributable to Asta Funding, Inc.	$733,000	$(15,000)	$718,000

Net income (loss) per share attributable to Asta Funding, Inc.:
Basic	$0.06	$0.00	$0.06
Diluted	$0.06	$(0.01)	$0.05
Weighted average number of shares outstanding:
Basic	12,946,521		12,946,521
Diluted	13,217,656		13,217,656

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

The adjustments discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been restated and revised as detailed in the tables below:

	Nine Months Ended June 30, 2014
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$9,778,000	$(3,586,000)	$6,192,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450,000	0	450,000
Deferred income taxes	1,095,000	(1,868,000)	(773,000)
Impairment of consumer receivables acquired for liquidation	19,901,000	(310,000)	19,591,000
Stock based compensation	1,290,000	0	1,290,000
Loss / (gain) on sale of available-for-sale securities	141,000	0	141,000
Structured settlements - accrued interest	(1,475,000)	0	(1,475,000)
Structured settlements – gains	(1,440,000)	0	(1,440,000)
Forgiveness of non-recourses debt	(26,101,000)	0	(26,101,000)
Changes in:
Prepaid and income taxes receivable	1,496,000	0	1,496,000
Due from third party collection agencies and attorneys	31,000	0	31,000
Other assets	(596,000)	0	(596,000)
Income taxes payable	3,084,000	0	3,084,000
Other liabilities	(119,000)	0	(119,000)

Net cash provided by operating activities	7,535,000	(5,764,000)	1,771,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(3,702,000)	0	(3,702,000)
Principal collected on receivables acquired for liquidation	10,186,000	5,764,000	15,950,000
Principal collected on receivables accounts represented by account sales	1,000	0	1,000
Purchase of available-for-sale securities	(19,845,000)	0	(19,845,000)
Proceeds from sale of available-for-sale securities	8,684,000	0	8,684,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	0	(5,588,000)
Investments in personal injury claims – advances	(16,392,000)	0	(16,392,000)
Investments in personal injury claims – receipts	20,417,000	0	20,417,000
Investment in structured settlements – advances	(4,696,000)	0	(4,696,000)
Investments in structured settlements – receipts	2,155,000	0	2,155,000

Net cash (used in) provided by investing activities	(8,780,000)	5,764,000	(3,016,000)

Cash flows from financing activities
Proceeds from exercise of stock options	40,000	0	40,000
Changes in restricted cash	968,000	0	968,000
Distribution to non-controlling interest	(837,000)	0	(837,000)
Repayment of non-recourse debt	(9,659,000)	0	(9,659,000)
Borrowings of other debt	4,131,000	0	4,131,000
Repayments of other debt	(2,560,000)	0	(2,560,000)

Net cash used in financing activities	(7,917,000)	0	(7,917,000)

Net (decrease) increase in cash and cash equivalents	(9,162,000)	0	(9,162,000)
Cash and cash equivalents at beginning of period	35,179,000	0	35,179,000

Cash and cash equivalents at end of period	$26,017,000	$0	26,017,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$678,000	$0	$678,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	0	$30,436,000
Other debt – CBC	23,363,000	0	23,363,000
Retirement of treasury stock	17,805,000	0	17,805,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2013
	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$909,000	$(15,000)	$894,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450,000	0	450,000
Deferred income taxes	85,000	(56,000)	29,000
Impairment of consumer receivables acquired for liquidation	12,351,000	(1,646,000)	10,705,000
Stock based compensation	1,498,000	0	1,498,000
Loss / (gain) on sale of available-for-sale securities	(192,000)	0	(192,000)
Changes in:
Prepaid and income taxes receivable	382,000	0	382,000
Due from third party collection agencies and attorneys	802,000	0	802,000
Other assets	(2,369,000)	0	(2,369,000)
Other liabilities	(1,104,000)	0	(1,104,000)

Net cash provided by operating activities	12,812,000	(1,717,000)	11,095,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(3,340,000)	0	(3,340,000)
Principal collected on receivables acquired for liquidation	14,850,000	1,717,000	16,567,000
Principal collected on receivables accounts represented by account sales	432,000	0	432,000
Purchase of available-for-sale securities	(29,907,000)	0	(29,907,000)
Proceeds from sale of available-for-sale securities	28,918,000	0	28,918,000
Proceeds from maturities of certificates of deposit	33,918,000	0	33,918,000
Investments in personal injury claims – advances	(22,863,000)	0	(22,863,000)
Investments in personal injury claims – receipts	9,162,000	0	9,162,000
Capital expenditures	(725,000)	0	(725,000)

Net cash (used in) provided by investing activities	30,445,000	1,717,000	32,162,000

Cash flows from financing activities
Proceeds from exercise of stock options	103,000	0	103,000
Changes in restricted cash	21,000	0	21,000
Repayment of non-recourse debt	(7,213,000)	0	(7,213,000)
Dividends paid	(1,290,000)	0	(1,290,000)
Purchase of treasury stock	(1,579,000)	0	(1,579,000)

Net cash used in financing activities	(9,958,000)	0	(9,958,000)

Net (decrease) increase in cash and cash equivalents	33,299,000	0	33,299,000
Cash and cash equivalents at beginning of period	4,953,000	0	4,953,000

Cash and cash equivalents at end of period	$38,252,000	$0	$38,252,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$1,645,000	0	$1,645,000

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2014, all of the portfolios are accounted for on the cost recovery method, of which $21.6 million is concentrated in one portfolio, the remaining value of a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) (continued))

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

		RESTATED

	For the Nine Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Balance transferred to cost recovery – prior period adjustment	(1,304,000)	1,304,000	—
Adjustment for misapplication of the interest method to prior periods	6,354,000	—	6,354,000

Balance beginning of period, as restated	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisition of receivable portfolios	—	3,702,000	3,702,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(30,739,000)	(30,739,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(4,000)	(4,000)
Impairment	—	(19,591,000)	(19,591,000)
Finance income recognized (1)	—	14,792,000	14,792,000

Balance, end of period	$0	$32,414,000	$32,414,000

Finance income as a percentage of collections	0%	48.1%	48.1%

(1)	Includes $14.8 million derived from fully amortized pools.

	REVISED

	For the Nine Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Balance transferred to cost recovery – prior period adjustment	(2,692,000)	2,692,000	—
Adjustment for misapplication of the interest method to prior periods	5,852,000	1,500,000	7,352,000

Balance beginning of period, as revised	15,486,000	78,753,000	94,239,000
Acquisition of receivable portfolios	—	3,340,000	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(24,832,000)	(15,182,000)	(40,014,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(977,000)	(1,047,000)	(2,024,000)
Impairment	(556,000)	(10,149,000)	(10,705,000)
Finance income recognized (1)	21,765,000	3,275,000	25,040,000

Balance, end of period	$10,886,000	$58,990,000	$69,876,000

Finance income as a percentage of collections	84.3%	20.2%	59.6%

(1)	Includes $20.4 million derived from fully amortized pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) (continued)

		RESTATED

	For the Three Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,970,000	$45,101,000	$52,071,000
Balance transferred to cost recovery - prior period adjustment	(989,000)	989,000	—
Adjustment for misapplication of the interest method to prior periods	(5,981,000)	8,149,000	2,168,000

Balance beginning of period, as restated	—	54,239,000	54,239,000
Acquisition of receivable portfolio	—	2,733,000	2,733,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,039,000)	(10,039,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(2,000)	(2,000)
Impairment	—	(19,591,000)	(19,591,000)
Finance income recognized (1)	—	5,074,000	5,074,000

Balance, end of period	$0	$32,414,000	$32,414,000

Finance income as a percentage of collections	0%	50.5%	50.5%

(1)	Includes $5.1 million derived from fully amortized pools.

	REVISED

	For the Three Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,813,000	$68,011,000	$74,824,000
Balance transferred to cost recovery – prior period adjustment	(2,025,000)	2,025,000	—
Adjustment for misapplication of the interest method to prior periods	7,539,000	812,000	8,351,000

Balance beginning of period, as revised	12,327,000	70,848,000	83,175,000
Acquisition of receivable portfolio	—	3,340,000	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(7,937,000)	(5,481,000)	(13,418,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(970,000)	(1,037,000)	(2,007,000)
Impairment	(37,000)	(10,149,000)	(10,186,000)
Finance income recognized (1)	7,503,000	1,469,000	8,972,000

Balance, end of period	$10,886,000	$58,990,000	$69,876,000

Finance income as a percentage of collections	84.2%	22.5%	58.2%

(1)	Includes $7.3 million derived from fully amortized pools.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Consumer Receivables Acquired for Liquidation (Restated and Revised) (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

Accretable yield represents the amount of finance income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows. Changes in accretable yield for the nine month and three month periods ended June 30, 2014 and 2013 are as follows:

	RESTATED	REVISED

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Balance at beginning of period	$7,679,000	$13,508,000
Transfer to cost recovery	(7,679,000)	—
Finance income recognized on finance receivables, net	—	(21,765,000)
Reclassifications from nonaccretable difference (1)	—	17,577,000

Balance at end of period	$0	$9,320,000

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Balance at beginning of period	$—	$10,439,000
Finance income recognized on finance receivables, net	—	(7,503,000)
Reclassifications from nonaccretable difference (1)	—	6,384,000

Balance at end of period	$—	$9,320,000

(1)	Includes portfolios that became zero basis during the period, removal of zero basis portfolios from the accretable yield calculation and other immaterial impairments and accretions based on the extension of certain collection curves.

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

As the transaction consummated on December 31, 2013, there were no actual operational results that were attributable to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal year 2013. Total revenues, as reported, for the nine months ended June 30, 2014, were $23,457,000. On a pro forma basis, total revenues for the nine months ended June 30, 2014 would have been $25,092,000. Net income attributable to Asta Funding, Inc., as reported, for the nine months ended June 30, 2014, was $5,709,000. On a pro forma basis, net income attributable to Asta Funding, Inc. for the nine months ended June 30, 2014 would have been $5,751,000. Total revenues, as reported, for the nine months ended June 30, 2013, were $29,961,000. On a pro forma basis, total revenues for the same prior year period would have been $32,881,000. Net income attributable to Asta Funding, Inc., as reported, for the nine months ended June 30, 2013 was $718,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $697,000 for the same prior year period. The Company, through CBC, earned $1.4 million and $2.9 million in settlement income during the three and nine month periods ended June 30, 2014. The Company had a net invested balance of $35.9 million in structured settlements as of June 30, 2014. The collections yielded a net loss attributable to non-controlling interest of $34,000 and $13,000 for the three and nine month periods, respectively, ended June 30, 2014.

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

Structured settlements consist of the following as of June 30, 2014:

Maturity value	$52,551,000
Unearned income	(16,659,000)

Net carrying value	$35,892,000

Encumbrances on structured settlements as of June 30, 2014 are:

Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (1)	$2,599,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (1)	5,498,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (1)	4,894,000
$15,000,000 revolving line of credit (1)	14,443,000

Encumbered structured settlements	27,434,000

Structured settlements not encumbered	8,458,000

Total structured settlements	$35,892,000

(1)	See Note 12 — Other Debt — CBC

At June 30, 2014, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2014 (three months remaining)	$1,101,000
September 30, 2015	4,309,000
September 30, 2016	4,469,000
September 30, 2017	3,977,000
September 30, 2018	3,187,000
Thereafter	35,508,000

Total	$52,551,000

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

The goodwill balances at September 30, 2013 and June 30, 2014 are as follows:

Balance, September 30, 2013	$1,410,000
Goodwill from acquisition (see Note 6: Acquisition of CBC)	1,360,000

Balance, June 30, 2014	$2,770,000

Note 11 — Non-Recourse Debt — Bank of Montreal (“BMO”)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 — Other Debt — CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 6 — Acquisition of CBC) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into an amendment whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. As of June 30, 2014, the debt amounted to $27.4 million, which consists of a $14.4 million drawdown from a line of credit ($0.6 million available) from an institutional source and $13.0 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at June 30, 2014:

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

Note 13 — Commitments and Contingencies

Employment Agreements

In January 2007, the Company entered into an employment agreement (the “Employment Agreement”) with Gary Stern, its Chairman, President and Chief Executive, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. The two CBC operating principals entered into renewable two-year employment contracts at the time of acquisition (see Note 6, Acquisition of CBC).

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

Impairments

As previously discussed, the Company has switched from the interest method to the cost recovery method as of October 1, 2013 on its current inventory of portfolios. In accordance with ASC 310-30, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality, increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. ASC 310-30 makes it more likely that impairment losses and accretable yield adjustments for portfolios’ performances which exceed original collection projections will be recorded, as all downward revisions in collection estimates will result in impairment charges, given the requirement that the IRR of the affected pool be held constant. If it is determined a portfolio accounted for on the cost recovery method will not recover the current book value of the portfolio, an impairment would be recorded. Impairments of $10.2 million were recorded in the three month period ended June 30, 2013, $19.6 million in the three and nine months ended June 30, 2014 and $10.7 million in the nine months ended June 30, 2013.

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

(Unaudited)

Note 16 — Net Income (Loss) per Share - (Restated and Revised)

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

The following table presents the computation of basic and diluted per share data for the nine months ended June 30, 2014 and 2013:

	RESTATED(1)			REVISED(2)

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$5,709,000	12,979,472	$0.44	$718,000	12,946,521	$0.06

Effect of Dilutive Stock		228,543	(0.01)		271,135	(0.01)

Diluted	$5,709,000	13,208,015	$0.43	$718,000	13,217,656	$0.05

(1)	Net income and per share data have been restated as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.
(2)	Net income and per share data have been revised as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.
(3)	At June 30, 2014, 1,088,304 options at a weighted average exercise price of $11.88 were not included in the diluted earnings per share calculation as they were antidilutive.
(4)	At June 30, 2013, 575,669 options at a weighted average exercise price of $8.07 were not included in the diluted earnings per share calculation as they were antidilutive.

The following table presents the computation of basic and diluted per share data for the three months ended June 30, 2014 and 2013:

		RESTATED(1)					REVISED(2)

		Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
	(1)	Net Income	Weighted Average Shares	(1)	Per Share Amount	(2)	Net Income	Weighted Average Shares	(2)	Per Share Amount
Basic		$4,687,000	12,984,882		$0.36		$(3,369,000)	12,954,455		$(0.26)

Effect of Dilutive Stock			229,821		(0.01)			—		0.00

Diluted		$4,687,000	13,214,703		$0.35		$(3,369,000)	12,954,455		$(0.26)

(1)	Net income and per share data have been restated as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.
(2)	Net income and per share data have been revised as explained in Note 2 – Restatement of Quarterly Financial Statements and Revision of Prior Period Financial Statements.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	RESTATED		REVISED

	June 30, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Available-for-sale investments (Level 1)	$70,205,000	$70,205,000	$58,035,000	$58,035,000
Consumer receivables acquired for liquidation (Level 3)	32,414,000	60,490,000	64,254,000	70,875,000
Structured settlements (Level 3)	35,892,000	35,892,000	—	—
Financial liabilities
Non-recourse debt – BMO (Level 3)	—	—	35,760,000	27,000,000
Other debt – CBC, revolving line of credit (Level 3)	14,443,000	14,443,000	—	—
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	12,991,000	12,991,000	—	—

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 — Fair Value of Financial Measurements and Disclosures (Restated and Revised) (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 — Fair Value of Financial Measurements and Disclosures (Restated and Revised) (continued)

Fair Value Hierarchy

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

As we believe our extensive liquidating experience in certain asset classes such as distressed credit card receivables, telecommunication receivables, consumer loan receivables and mixed consumer receivables has matured, we have used the interest method when we believe we can reasonably estimate the timing of the cash flows. In those situations where we diversify our acquisitions into other asset classes and we do not possess the same expertise, or we cannot reasonably estimate the timing of the cash flows, we have utilized the cost recovery method of accounting for those portfolios of receivables.

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

As further discussed under “Item 4—Controls and Procedures” in this Form 10-Q/A for the quarterly period ended December 31, 2013, management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by ASC 310-30. This material weakness resulted in revenue and impairment misstatements that have been revised and restated in this report.

Although the Company has switched to the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

Under the interest method , ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At June 30, 2014, all of the portfolios are accounted for on the cost recovery method, of which $21.6 million is concentrated in one portfolio, the remaining value of a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”)

We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

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

Results of Operations

The nine-month period ended June 30, 2014, compared to the nine-month period ended June 30, 2013

Finance income (Restated and revised). For the nine month period ended June 30, 2014, finance income decreased $10.2 million, or 40.9%, to $14.8 million from $25.0 million for the nine month period ended June 30, 2013. Finance income decreased primarily due to the lower level of portfolio purchases and, a significant decrease in zero basis income. Zero basis income decreased from $20.4 million in the fiscal year 2013 period to $14.8 million in the comparable fiscal year 2014 period. We purchased $53.0 million in face value of new portfolios at a cost of $3.7 million in the first nine months of fiscal year 2014. The portfolios purchased are accounted for on the cost recovery method. We purchased $53.5 million in face value of new portfolios at a cost of $3.3 million in the nine month period ended June 30, 2013.

During the first nine months of fiscal year 2014, gross collections decreased 21.8% to $51.9 million from $66.4 million for the nine months ended June 30, 2013, reflecting the lower level of purchases, and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $3.2 million, or 13.1%, for the nine months ended June 30, 2014 as compared to the same period in the prior year, and averaged 40.7 % of collections for the nine months ended June 30, 2014 as compared to 36.7% for the same prior year period. Net collections decreased 26.9% to $30.7 million for the nine month period ended June 30, 2014 from $42.0 million for the nine months ended June 30, 2013. Income recognized from zero based revenue portfolios was $14 million for the nine month period ended June 30, 2014 compared to $20.4 million for the nine month period ended June 30, 2013.

Finance income. (As Reported) For the nine month period ended June 30, 2014, finance income decreased $6.2 million, or 23.2%, to $20.6 million from $26.8 million for the nine month period ended June 30, 2013. Finance income decreased primarily due to the lower level of portfolio purchases and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. We purchased $53.0 million in face value of new portfolios at a cost of $3.7 million in the first nine months of fiscal year 2014. The portfolios purchased are accounted for on the cost recovery method. We purchased $53.5 million in face value of new portfolios at a cost of $3.3 million in the nine month period ended June 30, 2013.

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

General and administrative expenses. During the nine months ended June 30, 2014, general and administrative expenses increased $2.6 million, or 14.5%, to $20.5 million from $17.9 million for the nine months ended June 30, 2013. The increase primarily reflects the inclusion of CBC and GAR National Disability Help Advocates, LLC (“GAR National Disability”), as there is no comparative data included in the nine month prior year period.

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

Impairments. (Restated and Revised) There were $19.6 million in impairments recorded during the nine month period ended June 30, 2014 compared to impairments of $10.7 million recorded during the nine month period ended June 30, 2013. Impairment of the Great Seneca Portfolio totaled $14.1 million in the nine month period ended June 30, 2014 compared to $10.1 million in the same prior year period. Additionally, an impairment of $4.7 million was recorded on all the medical receivable asset class.

Impairments. (as reported) There were $19.6 million in impairments recorded during the nine month period ended June 30, 2014 compared to impairments of $17.9 million recorded during the nine month period ended June 30, 2013. Impairment of the Great Seneca Portfolio totaled $14.1 million in the nine month period ended June 30, 2014 compared to $10.1 million in the same prior year period. Additionally, an impairment of $4.7 million was recorded on all the medical receivable asset class.

Income tax expense. (Restated and Revised) Income tax expense, consisting of federal and state income taxes, was a $3.8 million for the nine months ended June 30, 2014, as compared to income tax expense of $0.4 million for the comparable 2013 period.

Income tax expense. (as reported) Income tax expense, consisting of federal and state income taxes, was a $5.1 million benefit for the nine months ended June 30, 2014, as compared to income tax expense of $0.5 million for the comparable 2013 period.

Income attributable to non-controlling interest. The income attributable to non-controlling 20% interests in Pegasus and CBC of $483,000 was recorded in fiscal year 2014. The non-controlling interest in Pegasus for the nine month period ended June 30, 2013 was $176,000. There was no comparative data for CBC in the prior year.

Net income attributable to Asta Funding, Inc. (Restated and Revised) Net income was $5.7 million for the nine month period ended June 30, 2014 as compared to $718,000 for the nine month period ended June 30, 2013.

Net income attributable to Asta Funding, Inc. (as reported) Net income was $9.3 million for the nine month period ended June 30, 2014 as compared to $733,000 for the nine month period ended June 30, 2013.

The three-month period ended June 30, 2014, compared to the three-month period ended June 30, 2013

Finance income. (Restated and Revised) For the three month period ended June 30, 2014, finance income was $5.1 million as compared to $9.0 million for the three month period ended June 30, 2013, a decrease of $3.9 million, or 43.5%. We purchased $35.9 million in face value of new portfolios at a cost of $2.7 million in the third quarter of fiscal year 2014. We purchased $53.5 million in face value of a consumer portfolio at a cost of $3.3 million during the three month period ended June 30, 2013.

During the third quarter of fiscal year 2014, gross collections decreased 22.4% to $18.2 million from $23.4 million for the three months ended June 30, 2013. Commissions and fees associated with gross collections from our third party collection agencies and attorneys were flat during the third quarter of fiscal year 2014 as compared the same period of the prior year. Net collections decreased by 34.9% to $10.0 million in the current quarter from $15.4 million for the three months ended June 30, 2013. Income recognized from fully amortized portfolios (zero based revenue was) $5.1 million and $7.3 million for the three months ended June 30, 2014 and 2013, respectively.

Finance income. (as reported) For the three month period ended June 30, 2014, finance income was $6.7 million as compared to $10.0 million for the three month period ended June 30, 2013, a decrease of $3.3 million, or 33.5%. We purchased $35.9 million in face value of new portfolios at a cost of $2.7 million in the third quarter of fiscal year 2014. We purchased $53.5 million in face value of a consumer portfolio at a cost of $3.3 million during the three month period ended June 30, 2013.

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

General and administrative expenses . During the three-month period ended June 30, 2014, general and administrative expenses increased $0.5 million, or 7.1%, to $7.0 million from $6.5 million for the three months ended June 30, 2013. The increase primarily reflects the inclusion of CBC and GAR National Disability, as there is no comparative data included in the three month prior year period.

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

Impairments. (Restated and Revised) Impairments of $19.6 million were recorded in the three month period ended June 30, 2014 as compared to impairments of $10.2 million recorded during the three month period ended June 30, 2013. Approximately $14.4 million of the current period impairment charge was attributable to the Great Seneca Portfolio. Additionally, $4.7 million of the current quarter impairment charge was recorded on all the medical receivable asset class.

Impairments. (as reported) Impairments of $19.9 million were recorded in the three month period ended June 30, 2014 as compared to impairments of $10.2 million recorded during the three month period ended June 30, 2013. Approximately $14.4 million of the current period impairment charge was attributable to the Great Seneca Portfolio. Additionally, $4.7 million of the current quarter impairment charge was recorded on all the medical receivable asset class.

Income tax. (Restated and Revised) Income tax expense was $3.0 million for the three month period ended June 30, 2014 as compared to a benefit of $2.3 million for the three month period ended June 30, 2013.

Income tax benefit. (as reported) Income tax benefit was $7.2 million for the three month period ended June 30, 2014 as compared to a benefit of $1.9 million for the three month period ended June 30, 2013. The higher tax benefit in the current period is primarily the result of a higher pre-tax loss, reflecting the increase in impairments recorded in the current period compared to the prior year period.

Income attributable to non-controlling interest. (as reported) The income attributable to non-controlling interest was $20,000 and $53,000 in fiscal years 2014 and 2013, respectively. The non-controlling interests are related to Pegasus and CBC in the three month period ended June 30, 2014 as compared to only Pegasus in the same comparative period of fiscal year 2013.

Net income attributable to Asta Funding, Inc. (Restated and Revised) Net income was $4.7 million for the three month period ended June 30, 2014 as compared to a net loss of $3.4 million for the three month period ended June 30, 2013.

Net income attributable to Asta Funding, Inc. (as reported) Net income was $5.5 million for the three month period ended June 30, 2014 as compared to a net loss of $2.7 million for the three month period ended June 30, 2013.

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

Cash Flow (Restated and Revised)

As of June 30, 2014, our cash decreased $9.2 million to $26.0 million from $35.2 million at September 30, 2013.

Net cash provided by operating activities was $1.8 million during the nine months ended June 30, 2014 compared to $11.1 million during the nine months ended June 30, 2013 primarily due to lower income taxes paid in the period. Net cash used in investing activities was $3.0 million during the nine month period ended June 30, 2014 compared to $32.2 million provided by investing activity during the nine months ended June 30, 2013, reflecting proceeds from maturities of certificates of deposit in the prior fiscal year, an increase in net purchases of available-for-sale securities and the CBC acquisition in the current period, partially offset by a decrease in the personal injury claim investment. Net cash used in financing activities decreased from $10.0 million in the nine month period ended June 30, 2013 to $7.9 million in the nine month period ended June 30, 2014. This decrease is attributable to the discontinuation of dividend payments and treasury stock purchases in the current nine month period.

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

The following tables summarize the changes in the balance sheet of the investment in consumer receivables acquired for liquidation during the following periods:

	RESTATED

	For the Nine Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Balance transferred to cost recovery – prior period adjustment	(1,304,000)	1,304,000	—
Adjustment for misapplication of the interest method to prior periods	6,354,000	—	6,354,000

Balance beginning of period, as restated	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	—	—
Acquisition of receivable portfolios	—	3,702,000	3,702,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(30,739,000)	(30,739,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(4,000)	(4,000)
Impairment	—	(19,591,000)	(19,591,000)
Finance income recognized (1)	—	14,792,000	14,792,000

Balance, end of period	$0	$32,414,000	$32,414,000

Finance income as a percentage of collections	0%	48.1%	48.1%

(1) Includes $14.8 million derived from zero basis pools.
	REVISED

	For the Nine Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Balance transferred to cost recovery – prior period adjustment	(2,692,000)	2,692,000	—
Adjustment for misapplication of the interest method to prior periods	5,852,000	1,500,000	7,352,000

Balance beginning of period, as revised	15,486,000	78,753,000	94,239,000
Acquisition of receivable portfolios	—	3,340,000	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(24,832,000)	(15,182,000)	(40,014,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(977,000)	(1,047,000)	(2,024,000)
Impairment	(556,000)	(10,149,000)	(10,705,000)
Finance income recognized (1)	21,765,000	3,275,000	25,040,000

Balance, end of period	$10,886,000	$58,990,000	$69,876,000

Finance income as a percentage of collections	84.3%	20.2%	59.6%

(1) Includes $20.4 million derived from zero basis pools.

	RESTATED

	For the Three Months Ended June 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,970,000	$45,101,000	$52,071,000
Balance transferred to cost recovery - prior period adjustment	(989,000)	989,000	—
Adjustment for misapplication of the interest method to prior periods	(5,981,000)	8,149,000	2,168,000

Balance beginning of period, as restated	—	54,239,000	54,239,000
Acquisition of receivable portfolio	—	2,733,000	2,733,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,039,000)	(10,039,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(2,000)	(2,000)
Impairment	—	(19,591,000)	(19,591,000)
Finance income recognized (1)	—	5,074,000	5,074,000

Balance, end of period	$0	$32,414,000	$32,414,000

Finance income as a percentage of collections	0%	50.5%	50.5%

(1) Includes $5.1 million derived from fully amortized pools.
	REVISED

	For the Three Months Ended June 30, 2013
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$6,813,000	$68,011,000	$74,824,000
Balance transferred to cost recovery – prior period adjustment	(2,025,000)	2,025,000	—
Adjustment for misapplication of the interest method to prior periods	7,539,000	812,000	8,351,000

Balance beginning of period, as revised	12,327,000	70,848,000	83,175,000
Acquisition of receivable portfolio	—	3,340,000	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(7,937,000)	(5,481,000)	(13,418,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(970,000)	(1,037,000)	(2,007,000)
Impairment	(37,000)	(10,149,000)	(10,148,000)
Finance income recognized (1)	7,503,000	1,469,000	8,972,000

Balance, end of period	$10,886,000	$58,990,000	$69,876,000

Finance income as a percentage of collections	84.2%	22.5%	58.2%

(1)	Includes $7.3 million derived from fully amortized pools.

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

Collections Represented by Account Sales

Period	Collections Represented By Account Sales	Finance Income Earned
Nine months ended June 30, 2014	$4,000	$1,000
Three months ended June 30, 2014	$2,000	$—
Nine months ended June 30, 2013	$2,024,000	$1,401,000
Three months ended June 30, 2013	$2,007,000	$1,396,000

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company reviewed this ASU and determined that it did not have a material impact on its consolidated financial statements.

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

The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 filed with the SEC on August 18, 2014 disclosed that, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Chief Executive Officer and Chief Financial Officer, had carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, had concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014. In light of the SEC Comment Letter process and a review made by the Company in connection with the preparation of the restatement presented in this Form 10-Q/A the Chief Executive Officer and our Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures and, based on that evaluation, concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2014.

The Company’s management based its conclusion on the identification of a material weakness in internal control over financial reporting at June 30, 2014. The material weakness and remedial steps being taken by the Company are discussed below.

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

Unresolved Staff Comments.

The Company received several comment letters beginning on March 7, 2014 from the Securities and Exchange Commission (“SEC”), the last dated October 6, 2014, concerning its Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Additionally, verbal communication with the SEC Staff addressed further comments with regard to the Company’s Form 10-Q’s for the fiscal year ended September 30, 2014. The SEC requested, among other things, information concerning the Company’s revenue recognition policy on consumer receivables acquired for liquidation and the Company’s application of Generally Accepted Accounting Principles in the United States (“GAAP”) thereon. We have restated the financial statements contained in this Report on Form 10-Q/A for the third quarter of Fiscal Year 2014. The Company is in the process of finalizing its discussions with the SEC in order to resolve the Staff Comments. Please see Note 2 of the Condensed Consolidated financial statements for the period ended June 30, 2014 (the third quarter of fiscal year 2014) for more information.

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