Form 10-K
period 2014-09-30
ASTA FUNDING INC
filed 2015-06-29
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

☐    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $72,888,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 25, 2015, the registrant had 13,060,839 shares of Common Stock issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 19 of this report and “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), has been engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables since 1994, as well as more recent business segments discussed below. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. GAR Disability Advocates is a social security disability advocacy firm. GAR Disability Advocates assists claimants in obtaining long term disability benefits from the social security administration.

We own 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims and 80% of CBC Settlement Funding, LLC (“CBC”), which invests in structured settlements.

Pegasus provides funding for individuals in need of short term funds pending insurance settlements of their personal injury claims. The funds will be recouped when the underlying insurance settlements are paid. The long periods of time taken by insurance companies to settle and pay such claims resulting from lengthy litigation and the court process is fueling the demand for such funding.

CBC provides liquidity to consumers by purchasing certain deferred payment streams including, but not limited to, structured settlements and annuities. CBC generates business from direct marketing as well as through wholesale purchases from brokers or other third parties. CBC has its principal office in Conshohocken, Pennsylvania. CBC primarily warehouses the receivables it originates and periodically resells or securitizes those assets on a pooled basis. The structured settlement marketplace is regulated by federal and state law, requiring that each transaction is reviewed and approved by court order.

We operate principally in the United States in four reportable business segments.

Financial Information About Operating Segments

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, personal injury claims, structured settlements and disability benefits. The four reportable segments consist of the following:

•

Consumer receivables segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off and semi-performing receivables. The charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. These receivables were acquired at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims – Pegasus Funding, LLC , an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•

Structured settlements. On December 31, 2013 the Company purchased an 80% interest in CBC Settlement Funding, LLC. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•

GAR Disability Advocates is social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Three of the Company’s business lines accounted for 10% or more of consolidated net revenue during fiscal year 2014. In fiscal year 2013 two of the Company’s business lines accounted for 10% or more of consolidated net revenue. In fiscal 2012 there were two segments of the business, one of which accounted for less than 10% of the revenue. The following table summarizes the net revenues by percentage from the four lines of business for the fiscal years 2014, 2013 and 2012:

	Years Ended September 30,
	2014	2013 (As Revised)	2012 (As Revised)

Finance income (consumer receivables)	61.7%	83.1%	96.1%
Personal injury claims	22.1%	16.9%	3.9%
Structured settlements	16.2%	—%	—%
GAR Disability Advocates	—%	—%	—%

Total revenues	100.0%	100.0%	100.0%

The Company has no segment information from international operations that needs to be reported.

Information about the results of each of the Company’s reportable segments for the last three fiscal years and total assets as of the end of the last three fiscal years, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

(Dollars in millions)	Fiscal Year	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Revenues	2014	$19.8	$7.2	$5.2	$—	$—	$32.2
	2013	31.8	6.4	—	—	—	38.2
	2012	40.8	1.6	—	—	—	42.4
Other income	2014	26.1	—	—	0.4	1.4	27.9
	2013	—	—	—	—	1.6	1.6
	2012	—	—	—	—	2.3	2.3

(Dollars in millions)	Fiscal Year	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Income before income taxes	2014	$18.9	$2.3	$0.4	$(2.7)	$(7.9)	$11.0
	2013	10.1	2.0	—	(1.2)	(7.6)	3.3
	2012	23.1	0.1	—	—	(6.4)	16.8
					—
Total assets	2014	30.5	34.0	38.5	1.0	113.1	217.1
	2013	65.4	36.8	—	0.2	109.1	211.5
	2012	96.3	21.5	—	—	119.8	237.6

Principal Markets and Methods of Distribution

All of the Company’s lines of business are principally conducted in the United States, with some investments overseas.

Consumer receivables

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

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management will either (i) move certain receivables from one third-party collection agency or attorney to another, or (ii) sell portions of the portfolio accounts. Our internal collection unit, which currently employs approximately five collection-related staff, including senior management, assists us in benchmarking our third-party collection agencies and attorneys, and provides us with greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

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

Personal injury claims

Pegasus conducts its business solely in the United States. Pegasus obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the Pegasus web site and through attorneys.

Structured settlements

CBC purchases structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash and its line of credit.

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

Industry Overview

Consumer receivables

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is an industry that is driven by:

•	increasing levels of consumer debt;

•	increasing defaults of the underlying receivables; and

•	increasing utilization of third-party providers to collect such receivables.

Personal injury claims

The funding of personal claims is driven by the growth of the market for financing personal injury claims. Individuals with personal injury claims incur current cash obligations which will not be recouped until insurance settlements are paid. The demand for providing financing to individuals in need of short term funds pending insurance settlements of their personal injury claims is driven by the long periods of time taken by the insurance industry to settle and pay such claims, due to lengthy litigation and the court process.

Structured settlements

The investment in structured settlements is driven by the direct-to-consumer model. The structured settlement market became organized under the Model Act in 2001 and now 47 states abide by the guidelines. The underlying basis for a structured settlement transaction is a court order.

Social security benefit advocacy

The disability advocate industry is driven by the increasing number of disability applicants who find it difficult to obtain such benefits without the aid of third party assistance.

Strategy

Consumer receivables

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

Because our purchases of new portfolios of consumer receivables have been reduced, we have experienced a corresponding reduction in finance income which we expect will continue in future quarters and future years, to the extent we have not replaced our receivables acquired for liquidation. Instead, we have focused on reducing our debt and being highly disciplined in our portfolio purchases. We continue to review potential portfolio acquisitions regularly and will buy at a price that we believe will yield our desired rate of return.

Personal injury claims

Pegasus intends to maintain its business through its attorneys, brokers and sales contacts.

Structured settlements

The success of CBC is tied to its ability to efficiently deploy marketing expenditures, negotiate the purchase of deferred cash flows at attractive yields and obtain asset based financing at competitive rates.

Social security benefit advocacy

GAR Disability Advocates intends to expand its business through the substantial use of the internet, by increasing consumer awareness of its existence on various government websites. It also intends to explore expansion into related business opportunities.

Consumer Receivables Business

Receivables Purchase Program

We have purchased in bulk receivable portfolios that include charged-off receivables, semi-performing receivables and performing receivables. These receivables consist primarily of MasterCard®, Visa® and private label credit card accounts, among other types of receivables.

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

Historically, the purchase prices of the consumer receivable portfolios we have acquired have ranged from less than $100,000 to approximately $15,000,000; however, we acquired one group of portfolios in March 2007 for $300 million (the “Portfolio Purchase”). As a part of our strategy to acquire consumer receivable portfolios, we have, from time to time, entered into, participation and profit sharing agreements with our sources of financing and our third-party collection agencies and attorneys. These arrangements may take the form of a joint bid with one of our third-party collection agencies, collection attorneys, or financing sources that assist in the acquisition of a portfolio. This joint bid provides us with more favorable non-recourse financing terms or a discounted servicing commission. Current participation agreements include an approximate 50% sharing arrangement after we have recouped 100% of the cost of the portfolio purchase plus the cost of funds.

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

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold, through an electronic form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, management monitors the portfolio’s performance and uses this information in determining future buying criteria including pricing. An integral part of the acquisition process is the oversight by our Investment Committee. This committee, established in January 2008, must review and approve all investments above $1 million in value. Voting criteria are more stringent as the size of the investment increases. The current members of the investment committee are the the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President, Vice President of Business Development/Support and the General Counsel and Chief Compliance Officer. As the Chairman Emeritus, Chief Executive Officer and Senior Vice President are related family members, at least one other officer must approve transactions.

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

•

the locations of the customers as there are states with better regulatory environments, better collection histories, which are better suited to attempt to collect in and, ultimately we have better predictability of the liquidations and the expected cash flows, all of which factor into our cash flow analysis;

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

Once a consumer receivable portfolio is identified the purchase is primarily directly from originators and other sellers including, from time to time, our third-party collection agencies and attorneys, through (i) privately negotiated direct sales, and (ii) through auction-type sales in which sellers of receivables seek bids from several pre-qualified debt purchasers. We also, from time to time, use the services of brokers for sourcing consumer receivable portfolios. We consider a variety of factors in determining whether potential seller may be a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

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

We have determined that all accounts returned to sellers for fiscal years 2014, 2013 and 2012 are immaterial. Our purchase agreements generally do not contain any provision for a limitation on the number of accounts that we may return to the seller.

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

At September 30, 2014, approximately 37% of our portfolio face value was serviced by five collection organizations. We have servicing agreements in place with these five collection organizations as well as all other third-party collection agencies and attorneys. These servicing agreements cover standard contingency fees and servicing of the accounts.

Litigation Funding Business

On December 28, 2011, the Company purchased an 80% interest in Pegasus. Pegasus Legal Funding (“PLF”) holds the other 20% interest. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

Pegasus is actively managed by personal injury litigation funders who rely upon strict underwriting criteria to provide legal funding to personal injury plaintiffs prior to the settlement of their claims or their resolution in court. The Pegasus business model entails the outlay of non-recourse advances to a plaintiff with an agreed-upon fee structure to be repaid from the plaintiff’s recovery. Typically, such advances to a plaintiff approximate 10-20% of the anticipated recovery. These funds are generally used by the plaintiff for a variety of urgent necessities, ranging from surgical procedures to everyday living expenses.

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of the principal amount loaned, plus an amount equal to advances for overhead expenses. While the overall returns to the joint venture are currently estimated to be in excess of 20% per annum, The Company reserves the right to terminate the Pegasus Operating Agreement if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. The Company has an invested value of approximately $32.4 million in personal injury cases as of September 30, 2014.

The success of Pegasus is tied to several issues — the ability to obtain cases directly or through brokers, as well as the ability to carefully assess the viability of each case in accordance with underwriting guidelines established by the management of Pegasus. See Risk Factor- We are subject to various risks in connection with our litigation funding business.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point

Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As September 30, 2014 we have invested $2.4 million in cases managed by this Venture.

In 2012, we provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014 the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of Balance Point Management. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At September 30, 2014, the balance on the revolving line of credit was approximately $1.5 million.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlement s industry and remain as the management of CBC.

CBC has a portfolio of structured settlements which is financed by approximately $32.3 million of debt, including a $22.0 million line of credit from an institutional source (approximately $2.4 million of the line was unused as of September 30, 2014) and notes issued by CBC to third party investors. At September 30, 2014 the Company has an invested value of $42.1 million in structured settlements.

Operations

Consumer Receivables

The Operations Servicing Division of consumer receivables consists of the Collection Department, which handles disputes and correspondence, and the Accounting and Finance Department.

Collection Department

The Collection Department is responsible for making contact with and receiving calls from consumers for the purpose of collecting upon the accounts contained in our consumer receivables portfolios. Collection efforts are specific to accounts that are not yet being serviced by our network of external agencies and attorneys. The Collection Department uses a friendly, customer service approach to collect receivables and utilizes collection software, a dialer and telephone system to accomplish this goal. Each collector is responsible for:

Initiating outbound collection calls and handling incoming calls from the consumer;

Identifying the debt and iterating the benefits of paying the obligation;

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

Working with buyers during the transition period and post-sale process;

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

Making daily deposits of customer payments;

Posting payments to customers accounts; and

Providing senior management with daily, weekly and monthly receivable activity and performance reports.

Accounting and finance employees assist collection department employees in handling customer disputes relating to payment and balance information and handling the repurchase requests from companies to whom we have sold receivables.

Additionally, the Accounting Department reviews the results of the collection of consumer receivable portfolios that are being serviced by third party collection agencies and attorneys. The Accounting and Finance Department also participates in the internal auditing of all business segments.

Personal Injury Claims

The operations structure of the personal injury claims unit of Pegasus Funding, LLC includes:

Sales — the sales group is responsible for business development and generating leads for possible funding of personal injury cases.

Underwriting — The underwriting group is responsible for analyzing the merits of the personal injury claims presented for possible funding.

Accounting — The accounting group is responsible for the reporting of all the financial operations of the personal injury claims unit.

Structured Settlements

The operations structure of the structured settlements unit of CBC Settlement, LLC includes:

Operations — Underwriting/Collections — The Operations Department is responsible for underwriting, processing and collecting structured settlement and annuity transactions.

Marketing — The Marketing Group is responsible for researching various court records to secure information to follow up for possible structured settlement cases.

Sales — The Sales Group is responsible for the sales strategy and advertising campaigns of CBC.

Accounting — The accounting group is responsible for the reporting of all the financial operations of the structured settlement unit.

Social security benefit advocacy

GAR Disability Advocates consists of the following departments:

Intake — The Intake Department is responsible for client development, including screening leads and developing information on individual cases.

Case Management — The Case Management Department processes approved cases through the Social Security Disability process.

Consumer Receivables — Collections Represented by Account Sales

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

Net collections represented by account sales for the fiscal years ended September 30, 2014, 2013 and 2012 were $0.1 million, $2.4 million and $0.1 million, respectively. Collections represented by account sales as a percentage of total collections for the fiscal years ended September 30, 2014, 2013 and 2012 was 0.3%, 4.5%, and 0.2%, respectively.

Marketing

Consumer receivables

Our consumer debt portfolio purchases were five portfolio purchases in fiscal year 2014; however, we have maintained our established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, we subscribe to national publications that list consumer receivable portfolios for sale. We also directly contact banks, finance companies or other credit providers to solicit consumer receivables for sale.

Personal injury claims

Pegasus does not invest in a formal marketing program at this time. It relies on external brokers, internal sales professionals and attorneys to maintain its market share.

Structured settlements

CBC purchases deferred cash flow receivables through retail and wholesale channels. CBC invests in direct to consumer marketing, including, but not limited to, on line, television and direct mail.

Social security benefit advocacy

GAR Disability Advocates utilizes search engine optimization (“SEO”) to bring more awareness to prospective clients.

Competition

Consumer receivables

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

cost of funds lent;

application Fee costs;

broker’s commissions and bonuses paid;

reputation; and

direct and on-line marketing.

Personal injury claims

We believe that the managements of Pegasus has the expertise and experience in identifying, evaluating, pricing and acquisition of litigating funding cases. However, we cannot assure that our litigation funding businesses will be able to compete against current or future competitors or that competition will not increase in the future.

Structured settlements

CBC competes with brokers and other direct purchasers of deferred consumer receivables. We compete in the marketplace for the purchase of structured settlement and annuity cash flows on many factors, including purchase price, reputation, effectiveness of marketing message and reach. We expect competition from new and existing companies to continue. Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to credit and capital markets. We believe that one of our competitors may account for 50% or more of the industry volume and that the remaining competitors are fragmented.

Social security benefit advocacy

The social security benefit advocacy environment is competitive. We believe our GAR Disability Advocates management has the knowledge to compete in this environment. Nevertheless, we can offer no assurance that the business will remain competitive against current and future competitors.

Seasonality and Trends

Consumer receivables

Our management believes that our operations may, to some extent, be affected by high delinquency rates and by lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods and during the summer months.

Personal injury claims

There are no discernable trends to indicate seasonality in the personal injury claims business.

Structured settlements

The purchase of deferred payment obligations is not significantly impacted by the time of year and consumer demand for advance funding remains reasonably constant.

Social security benefit advocacy

There is no indication that seasonality has any noticeable impact on GAR Disability Advocates.

Technology

Consumer receivables

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

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements. We installed a new collection system during fiscal year 2014.

Personal injury claims

Pegasus is dependent on its website to maintain and increase its business and, therefore, must remain current with technology.

Structured settlements

CBC recognizes that a high level of automation is required to continue to grow and compete within the industry. CBC has invested significantly in technology since its inception and particularly in its customer relationship management (“CRM”) system in order to maximize large quantities of information. This technology provides CBC management with the necessary tool to optimize its processes to improve its efficiency. CBC will continue to invest in technology.

Social security benefit advocacy

GAR Disability Advocates relies on substantial use of the internet and, therefore, endeavors to remain current technologically.

Government Regulation

Consumer receivables

Our businesses are subject to extensive federal and state regulations. The relationship of a consumer and a creditor is extensively regulated by federal, state and local laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the Federal Truth-In-Lending Act, the Fair Credit Billing Act (“FCBA”), the Equal Credit Opportunity Act and the Fair Credit Reporting Act (“FCRA”), as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculation methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to request that billing errors be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by the creditors to comply with applicable laws could create claims and rights of offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in areas such as corporate governance,

“say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments, the Public Company Accounting Oversight Board (“PCAOB”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and NASDAQ, all of which have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

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

The CFPB published a final rule on October 24, 2012, that allows the agency to federally supervise the larger consumer debt collectors. The CFPB also released the field guide that examiners will use to ensure that companies and banks engaging in debt collection are following the law.

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

Additionally, the Dodd-Frank Act empowers state attorneys general (or the equivalent thereof) to bring civil actions in federal district court (or a state court that is located in that state and that has jurisdiction over the defendant), to enforce Title X of the Act or regulations issued by the CFPB thereunder. Therefore, we could also be the subject of investigations and enforcement actions by the Federal Trade Commission or by state agencies (e.g., state attorneys general) with powers to enforce CFPB regulations and the FCRA.

The Dodd-Frank Act authorized the CFPB to prescribe rules interpreting the FDCPA. On November 12, 2013, the CFPB signaled its intention to promulgate substantive rules under the FDCPA by publishing an Advance Notice of Proposed Rulemaking (ANPR) with regard to debt collection practices. The ANPR requested comments with regard to a wide array of issues relating to debt collection. The comment period closed on February 28, 2014. The CFPB is continuing to review the comments and has not yet issued a proposed rule.

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

Personal injury claims

Numerous states have recently introduced legislation with respect to the litigation funding business, which, up to now, has been largely unregulated. According to the National Conference of State Legislatures, 14 states had legislation pending regarding litigation financing transactions during the 2014 legislative session, and two states enacted legislation during calendar year 2014. While the legislation varies from state to state, these proposed laws generally would establish requirements for contracts relating to litigation funding, including setting maximum amounts of interest, fees and other charges that may be imposed.

Structured settlements

With respect to the structured settlement business, 48 states have enacted regulations commonly referred to as Structured Settlement Protection Acts (“SSPA’s”). The statutes generally require certain consumer disclosures as well as requiring that each transaction be filed in court and receive judicial approval. In addition to the state SSPAs, U.S. Code 5891, passed into law in 2002, imposes a 40% excise tax of 40% on any transactions not approved in compliance with the applicable SSPA.

Social security benefit advocacy

The liquidity of funds available to pay Social Security disability benefits could have a material impact on the GAR Disability Advocates business.

Employees

As of September 30, 2014, we had 80 full-time employees. We are not a party to any collective bargaining agreements.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including PCAOB, the SEC and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

We have identified a material weakness in our internal control over financial reporting, specifically related to our revenue recognition process, and our business and stock price could be adversely affected if we do not adequately address this weakness, or if we have other material weaknesses in our internal control over financial reporting.

Management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by Accounting Standards Codification (“ASC”) 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Quality. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. The existence of this material weakness could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Risks of the structured settlement funding business include the potential regulation that could stem from the Dodd Frank Act, state regulation and/or any other change in statutory or case law which may limit or restrict the ability of our structured settlement business to: make investments; the effectiveness of our marketing programs; and our ability to continue to grow the volume of structured settlements. Competition in the marketplace could drive up the purchase price of structured settlement and annuity receivables. Additionally, the fact that one company controls at least 50% of the marketplace means that other players, including us, may be negatively impacted by strategic decisions employed by this competitor. Our failure or inability to execute any element of our business strategy and/or increased competition in the marketplace could materially adversely affect our business, financial position and results of operations.

We are subject to various risks in connection to our disability advocacy business.

We have recently entered the disability advocacy business and are subject to all of the risks inherent in a new business. We are incurring substantial start-up costs and there can be no assurance this business segment will become profitable in the future. Risks of the disability advocacy business include the competition of other advocacy firms, statutory cut backs on the Federal Disability program and stricter guidelines in qualifying for disability benefits.

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms if at all.

Our success in this business segment depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us, if at all, depends on a number of factors outside of our control, including:

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

To operate profitably, we must continually acquire, or invest in a sufficient level of various types of receivables to generate continued revenue. Our investment in charged off consumer receivables during fiscal year 2014, 2013, and 2012 has slowed dramatically. As the economic environment deteriorated, we felt that pricing of portfolios had not fallen enough to offset the decline in ultimate collections. Accordingly, our investment in portfolios was $5.1 million in 2014, $3.4 million in 2013, and $2.5 million in 2012 compared to $8.0 million in 2010 and $19.6 million in 2009. In part, this led to our net cash collections in fiscal 2014 decreasing $13.9 million, or 25.8%, from $54.1 million in fiscal year 2013 to $40.2 million in fiscal year 2014. Furthermore, of those collections, $26.7 million for fiscal year 2014 and $33.2 million for fiscal year 2013 came from zero basis portfolios (whose carrying value has been reduced to zero). Our decreased level of buying new portfolios during fiscal years 2014, 2013, and 2012 will likely result in future reduced net cash collections in fiscal year 2015 and slow the growth of our future revenues and operating results in the consumer debt part of our business. Furthermore, we cannot predict how our ability to identify and invest in receivables, and evaluate the quality of those receivables, would be affected if there is a shift in consumer lending practices whether caused by changes in regulations or by a sustained economic downturn. In addition, effective October 1, 2013, we transferred the remaining $13.1 million of interest method portfolios to cost recovery. The cost recovery method of recognizing revenue could slow the revenue recognition rate as the cost recovery method precludes the recognition of revenue until the Company’s cost has been fully recovered.

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

We depend upon third parties to service a significant portion of our consumer receivable portfolios. The loss of certain servicers could have an adverse effect on our financial position and results of operation.

Although we utilize our in-house collection staff to initiate the collection process to collect some of our receivables, we outsource a majority of our receivable servicing. As 37% of our portfolio face value is serviced by five organizations, we are dependent upon the efforts of these collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

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

Our executive officers are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. Significant losses of the services of our executive officers or the inability to replace our officers with individuals who have experience in the industry or with the Company could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

The Stern family effectively controls the Company, substantially reducing the influence of our other stockholders.

Members of the Stern family own directly or indirectly, approximately 32% of our outstanding shares of common stock. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

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

Our tax filings are subject to review or audit by the Internal Revenue Service (“IRS”) and state and local taxing authorities. In April 2010, we received notification from the IRS that certain of our federal income tax returns would be audited. The years under audit are 2008 through 2012. This audit is currently in progress. The IRS examinations of our federal tax returns could result in significant proposed adjustments. We can provide no assurance that any final determination in an audit will not be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes as a result of an audit could adversely affect our income tax provision and net income in the period or periods for which that determination is made.

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

If our technology infrastructure is not operational, our operations could be disrupted and our ability to successfully operate the business could be compromised.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 13,060,839 shares of common stock issued and outstanding as of June 15, 2015. Of these shares, 4,196,806 are owned by our affiliates. In addition, options to purchase 1,403,259 shares of our common stock were outstanding as of September 30, 2014, of which 888,587 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2014, there were 1,566,279 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

The Company received several comment letters beginning on March 7, 2014 from the Securities and Exchange Commission Division of Corporation Finance (“SEC”), the last dated October 6, 2014, concerning its Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Additionally, verbal communication with the SEC Staff addressed further comments with regard to the Company’s Form 10-K for the fiscal years ended September 30, 2013 and 2012 and for the first three quarters of fiscal year 2014. The SEC requested, among other things, information concerning the Company’s revenue recognition policy on consumer receivables acquired for liquidation and the Company’s application of Generally Accepted Accounting Principles in the United States thereon. We have revised the fiscal year 2013 and 2012 financial statements contained in this Report on Form 10-K for the fiscal year ended Fiscal Year 2014 and have restated the quarterly data for the first three quarters in fiscal year 2014 in Note T. The Company is in the process of finalizing its discussions with the SEC in order to resolve the Staff Comments. Please see Note A (2) of the Consolidated financial statements for the period ended September 30, 2014 for more information.

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

Our Conshohocken, Pennsylvania office occupies approximately 5,800 square feet for approximately $14,000 per month, plus utilities. The lease expires in January 2020.

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

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” On December 2, 2014 there were 15 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2012 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
2013
October 1, 2012 to December 31, 2012	$10.49	$7.95
January 1, 2013 to March 31, 2013	9.82	9.16
April 1, 2013 to June 30, 2013	9.68	8.27
July 1, 2013 to September 30, 2013	9.11	8.33

2014
October 1, 2013 to December 31, 2013	$8.85	$7.94
January 1, 2014 to March 31, 2014	8.59	7.99
April 1, 2014 to June 30, 2014	8.77	8.03
July 1, 2014 to September 30, 2014	8.51	8.11

Dividends

Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place. The Company did not declare any dividends for fiscal year 2014.

Share Repurchase Program

On March 9, 2012, we adopted a Rule 10b5-1 Plan in conjunction with our share repurchase program that authorized us to purchase up to $20.0 million of shares of our common stock. Under that program, which expired in March 2013, we purchased 885,000 shares at an aggregate cost of approximately $7.9 million. The Rule 10b5-1 Plan superseded the authorization to repurchase shares in June 2011, pursuant to which we repurchased approximately 59,000 shares at an aggregate cost of approximately $457,000. Additionally, in June 2012, we repurchased 1.0 million shares for $9.4 million in a privately negotiated transaction. We repurchased an aggregate of approximately 1.9 million shares at an aggregate cost of approximately $17.8 million. We did not repurchase any shares in fiscal year 2014.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

September 2014

	2009	2010	2011	2012	2013	2014
ASTA FUNDING, INC.	100.00	101.97	109.46	127.91	122.12	112.78
NASDAQ MARKET INDEX	100.00	112.61	115.94	151.34	185.80	224.09
PEER GROUP INDEX
PEER GROUP INDEX	100.00	135.91	134.07	206.68	345.17	308.11

Item 6.	Selected Financial Data

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2014. The selected financial data for the five fiscal years ended September 30, 2014, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes including Note A(2), other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	(In thousands, except per share data)
	2014	2013(1)	2012(1)	2011(1)	2010(1)
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
Income Statement Data:
Finance income, net	$19,865	$31,762	$40,803	$44,056	$44,435
Personal injury claims income	7,134	6,438	1,647	—	—
Unrealized gain on structured settlements	2,840	—	—	—	—
Interest income on structured settlements	2,368	—	—	—	—

Total revenues	32,207	38,200	42,450	44,056	44,435
Forgiveness of non-recourse debt	26,101	—	—	—	—
Other income	1,777	1,611	2,256	557	218

	60,085	39,811	44,706	44,613	44,653

Costs and Expenses:
General and administrative expenses	28,192	24,212	23,640	21,807	23,211
Interest expense	1,260	1,300	2,539	3,016	4,368
Impairments of consumer receivables acquired for liquidation	19,591	10,990	1,771	2,066	13,424

	49,043	36,502	27,950	26,889	41,003

Income before income tax	11,042	3,309	16,756	17,724	3,650
Income tax expense	4,613	894	6,797	7,143	1,471

Net income	6,429	2,415	9,959	10,581	2,179
Less: net income attributable to non-controlling interests	528	406	31	—	—

Net income attributable to Asta Funding, Inc.	$5,901	$2,009	$9,928	$10,581	$2,179

Basic net income per share	$0.45	$0.16	$0.71	$0.72	$0.15

Diluted net income per share	$0.45	$0.15	$0.69	$0.71	$0.15

	(In millions)
	2014	2013(1)	2012(1)	2011(1)	2010(1)
Other Financial Data (Unaudited):
For the Year ended September 30
Cash collections	$40.2	$51.7	$70.0	$81.2	$101.9
Portfolio purchases, at cost	5.1	3.3	2.5	7.5	8.0
Portfolio purchases, at face	478.9	53.5	6.0	19.5	269.1
Return on average assets(1)	4.7%	1.2%	4.2%	4.1%	1.1%
Return on average stockholders’ equity(2)	5.7%	1.6%	5.9%	6.3%	2.0%
Dividends declared per share	$0.00	$0.08	$0.08	$0.08	$0.08
At September 30,
Total assets	217.1	211.5	237.6	252.6	259.2
Total debt	35.8	38.2	64.6	75.1	94.9
Total stockholders’ equity	181.3	173.3	173.0	177.5	161.9
Inception to date — September 30,
Cumulative aggregate purchases, at face	32,453.9	31,975.0	31,921.5	31,915.5	31,896.0

(1)	Revised based upon the misapplication of the interest method in prior periods. See Note A2 to the Consolidated Financial Statements.
(2)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

We are engaged in the businesses of acquiring, managing, servicing and recovering on portfolios of consumer receivables, and, through Pegasus, funding of personal injury claims, through CBC, investing in structured settlements and through GAR Disability Advocates, assisting claimants in the process of disability and social security claims.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Litigation Funding Business

On December 28, 2011, the Company purchased an 80% interest in Pegasus. Pegasus Legal Funding (“PLF”) holds the other 20% interest. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. While the overall returns to Pegasus are currently estimated to be in excess of 20% per annum, the Company reserves the right to terminate Pegasus if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. As of September 30, 2014, the Company had a net invested balance of approximately $32.4 million in personal injury cases. During the fiscal year ended September 30, 2014, distributions of $5.4 million and $1.1 million were made to Asta Funding, Inc. (Fund Pegasus) and PLF, respectively.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of September 30, 2014, we have invested $2.4 million, net of reserve charges, in cases managed by this Venture.

We provided a $1.5 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At September 30, 2014, the balance on the revolving line of credit was approximately $1.5 million. The term of the loan was to end in May 2014 but has been extended. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlements industry and remain as management of CBC.

CBC has a portfolio of structured settlements which is financed by approximately $32.3 million of debt, including a $22.0 million line of credit ($25.0 million effective March 2015) from an institutional source (approximately $2.4 million of the line was unused as of September 30, 2014) and notes issued by CBC to third party investors. On September 29, 2014, CBC entered into the eighth amendment, increasing the line from $20.0 million to $22.0 million. At September 30, 2014, the line of credit had an expiration date of February 28, 2015 and the Company had an invested value of $42.1 million in structured settlements.

Disability Advocacy Business

GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

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

Under the interest method, ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flows estimates are recorded in the quarter such variations are determined, The estimated future cash flows are reevaluated quarterly.

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At September 30, 2014, all of the portfolios are accounted for on the cost recovery method, of which $19.3 million is concentrated in one portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”).

We may account for our investment in finance receivables using the interest method under the guidance of ASC 310. Static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. We currently consider for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally have the following characteristics:

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

•

past history of performance of similar assets — as we purchase portfolios of similar assets, we believe we have built significant significant history on how these receivables will liquidate and cash flow;

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

We will use the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no finance income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as finance income when received.

The Company accounts for its investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, review is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related settlement. Changes in fair value are recorded in unrealized gain (loss) in structured settlements in our statements of income.

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

	Years Ended September 30,
	2014	2013 (As Revised)	2012 (As Revised)
Finance income, net	61.7%	83.1%	96.1%
Personal injury claim income	22.1%	16.9%	3.9%
Unrealized gain on structured settlements	8.8%	—%	—%
Interest income on structured settlements	7.4%	—%	—%

Total revenues	100.0%	100.0%	100.0%
Debt forgiveness	81.0%	—%	—%
Other income	5.5%	4.2%	5.3%

	186.5%	104.2%	105.3%

General and administrative expenses	87.5%	63.4%	55.7%
Interest expense	3.9%	3.4%	6.0%
Impairments of consumer receivables acquired for liquidation	60.8%	28.7%	4.2%

	152.2%	95.5%	65.9%

Income before income taxes	34.3%	8.7%	39.5%
Income tax expense	14.3%	2.3%	16.0%

Net income	20.0%	6.4%	23.5%
Less: net income attributable to non-controlling interest	1.6%	1.1%	0.1%

Net income attributable to Asta Funding, Inc.	18.4%	5.3%	23.4%

Year Ended September 30, 2014 Compared to the Year Ended September 30, 2013 (Revised)

Finance income.    For the fiscal year ended September 30, 2014 (“fiscal year 2014”), finance income from consumer receivables decreased $12.0 million, or 37.5%, to $19.8 million from $31.8 million for the fiscal year ended September 30, 2013 (“fiscal year 2013”). The decrease is primarily due to the lower level of portfolio purchases over the last four years, and the reduction of zero based income. Zero based income decreased $5.8 million, from $25.7 million in the year 2013 to $19.8 million in the year 2014. Effective October 1, 2013 the Company transferred the remaining $1.3 million of interest method portfolios to the cost recovery method. During fiscal year 2014, we acquired $478.9 million in face value of new portfolios at a cost of $5.1 million as compared to $53.5 million of face value portfolios at a cost of approximately $3.3 million, during fiscal year 2013. The portfolios purchased during fiscal year 2014 are accounted for on the cost recovery method.

Net collections decreased $14.0 million, or 25.8%, to $40.2 million for fiscal year 2014, from $54.1 million for fiscal year 2013. During fiscal year 2014, gross collections decreased 20.6% to $67.9 million from $85.5 million for fiscal year 2013, reflecting the lower level of purchases over the last three years. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $3.7 million, or 11.7% as compared to the same period in the prior year and averaged 40.9% of collections for fiscal year 2014 as compared to 36.7% in the same prior year period. The higher rate was the result of higher collections (of higher commissioned) out-of-statute paper coupled with increased asset search costs in the current fiscal year.

As we switched to the cost recovery method on the current inventory of portfolios, there were no accretable yield adjustments recorded during the fiscal year ended September 30, 2014. Accretable yield adjustments were $0.6 million in fiscal year 2013.

Personal injury claims income.    Personal injury claims income increased $0.7 million or 10.8% to $7.1 million from the prior year level of $6.4 million, as investment in personal injury claims in fiscal years 2012 and 2013 translated into more closed cases in fiscal year 2014 than in the prior year (cases take an average of 18 months to mature).

Structured settlement income of $5.2 million, which includes $2.8 million of unrealized gains and $2.4 million of interest income is included in the Company’s results for the first time with no comparative results in the prior year.

Forgiveness of debt is the result of the Settlement Agreement with the Bank of Montreal (“BMO”), reached in August of fiscal year 2013. The Company made the final payment of the Remaining Amount in June 2014. The Company is entitled to 100% of the next $16.9 million of collections on the Portfolio Purchase, at which time collections will be split, with the Bank of Montreal on a 70%/ 30% distribution, with 70% being retained by the Company.

Other income.    The following table summarizes other income for the years ended September 30, 2014 and 2013:

	2014	2013
Interest and dividend income	$1,315,000	$1,583,000
GAR Disability Advocates income(1)	378,000	2,000
Realized (losses) gains	43,000	(27,000)
Other	41,000	53,000

	$1,777,000	$1,611,000

(1)	GAR disability income reflects a full year of activity in fiscal year 2014 and only five months of income in fiscal year 2013.

General and administrative expenses.    For the year ended September 30, 2014, general and administrative expenses increased $4.0 million, or 16.4%, to $28.2 million from $24.2 million for the year ended September 30, 2013. The increase is due primarily to increased expenses related to the inclusion of CBC, $3.4 million, and the increased start-up expenses of GAR Disability Advocates, $1.9 million. CBC is included in the consolidated results of the Company for the first time in fiscal year 2014 and GAR Disability Advocates includes a full year of results during fiscal year 2014 as compared to approximately five months during fiscal year 2013. Offsetting these increases, costs associated with the collection business decreased 18.6% from fiscal year 2013.

Interest expense.    For the fiscal year ended September 30, 2014, interest expense was essentially flat as compared to the fiscal year ended September 30, 2013. The interest expense incurred during fiscal year 2014 was primarily from CBC. Interest expense from the consumer receivables business was immaterial during fiscal year 2014, as the Company signed a Settlement Agreement with BMO in August 2013 with a minimal interest rate and the final payment made in June 2014. The interest expense in fiscal year 2013 was primarily related to the Receivables Financing Agreement (“Receivables Financing Agreement”) with BMO, which was in place when the Settlement Agreement was signed.

Impairments.    We recorded impairments of $19.5 million during the year ended September 30, 2014, of which $14.1 million was recorded on the Great Seneca portfolio (“the Portfolio Purchase”) as projected collections continued to deteriorate. Approximately $4.8 million of the impairment was related to the medical receivable asset class. Impairments of $11.0 million were recorded for the year ended September 30, 2013, of which $10.1 million was recorded on the Portfolio Purchase.

Net income before taxes — Consumer Receivables.    Net income before taxes increased $8.8 million, from $10.1 million for the fiscal year ended September 30, 2013 as compared to to $18.9 million for the fiscal year ended September 30, 2014, as the BMO debt forgiveness more than offset the negative impact of lower collections.

Net income before taxes — Personal Injury Claims.    Net income before taxes increased slightly to $2.3 million in fiscal year 2014 from $2.0 million for the prior fiscal year, as increased revenues were partially offset by higher salary expenses.

Net income before taxes — Structured Settlements.    Net income before taxes was $0.4 million in fiscal year 2014, with no corresponding data in the prior fiscal year.

Net loss before taxes — GAR Disability Advocates.    Net loss before taxes was $2.7 million in the 2014 fiscal year compared to a net loss of $1.2 million in the same prior year period, reflecting increased start-up costs in the current fiscal year. Salaries increased by $0.8 million and marketing expense increased by $0.7 compared to the prior fiscal year.

Income tax expense.    Income tax expense of $4.6 million recorded for fiscal year 2014 consists of a $4.1 million current income tax expense and a $0.5 million deferred income tax expense. Income tax expense was higher primarily due to higher pre-tax income, significantly influenced by the $26.1 million of debt forgiveness. In fiscal year 2013, income tax expense of $0.8 million consisted of a current income tax expense of $0.9 million and a deferred income tax benefit of $0.1 million.

Net income.    For the year ended September 30, 2014, net income increased $ 4.0 million to $6.4 million from $2.4 million for the year ended September 30, 2013, primarily reflecting the forgiveness of debt of $26.1 million, offset by the impairments of $19.5 million and higher general and administrative expenses.

Income attributable to non-controlling interest.    Income to non-controlling interests increased $122,000 from $406,000 for the year ended September 30, 2013 to $528,000 for the year ended September 30, 2014, due to the improvement in the results of the joint venture Pegasus and the inclusion of CBC for the first time ($70,000) with no comparative results from fiscal year 2013.

Net income attributable to Asta Funding, Inc.    For the year ended September 30, 2014, net income attributable to Asta Funding, Inc. increased $3.9 million to $5.9 million from $2.0 million for the year ended September 30, 2013, primarily reflecting decreased total revenue, offset by the forgiveness of debt of $26.1 million, increased general and administrative expenses, increased impairments and income to non-controlling interests and higher income taxes. Net income per diluted share for the year ended September 30, 2014 increased to $0.45 per diluted share from $0.15 per diluted share for the year ended September 30, 2013.

Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012(Revised)

Finance income.    For the year ended September 30, 2013, finance income decreased $9.0 million, or 22.1%, to $31.8 million from $40.8 million for the year ended September 30, 2012. The decrease is primarily due to the lower level of portfolio purchases over the last three years and, as a result, an increased percentage of our portfolio balances are in the later stages of their yield curves. During the fiscal year ended September 30, 2013, we acquired $53.5 million in face value of new portfolios at a cost of $3.3 million as compared to $6.0 million of face value portfolios at a cost of approximately $2.5 million, during the fiscal year ended September 30, 2012. Finance income recognized from fully amortized portfolios (zero basis revenue) was $25.7 million for the year ended September 30, 2013 as compared to $31.1 million for the year ended September 30, 2012.

Net collections decreased $15.9 million, or 22.7% to $54.1 million for the fiscal year ended September 30, 2013, from $70.0 million for the fiscal year ended September 30, 2012. During fiscal year 2013, gross collections decreased 21.2% to $85.5 million from $108.5 million for fiscal year 2012, reflecting the lower level of purchases, the age of our portfolios and the slowdown in the economy. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $7.1 million, or 18.3% as compared to the same period in the prior year and averaged 36.7% of collections for the fiscal year ended September 30, 2012 as compared to 35.5% in the same prior year period. The higher rate was the result of higher collections (of higher commissioned) out-of-statute paper coupled with increased asset search costs in the current fiscal year.

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

Personal injury claims income Personal injury claims injury increased $4.8 million from the prior year level of $1.6 million, as we had less than ten months of operating results in fiscal year 2013 and our investments in personal injury claims were greater in the current fiscal year.

Other income.    The following table summarizes other income for the years ended September 30, 2013 and 2012:

	2013	2012
Interest and dividend income	$1,583,000	$1,614,000
GAR Disability Advocates income(1)	2,000	—
Realized (losses) gains	(27,000)	339,000
Other	53,000	303,000

	$1,611,000	$2,256,000

(1)	GAR disability began operations in May 2013; hence, five months of income in fiscal year 2013 and none in fiscal year 2012.

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

Impairments.    We recorded impairments of $11.0 million during the year ended September 30, 2013, of which $10.1 million was recorded on the Great Seneca portfolio (“the Portfolio Purchase”). Impairments of $1.8 million for the year ended September 30, 2012, as collections on various portfolios were short of expectations.

Net income before taxes — Consumer Receivables.    Net income before taxes decreased $13.0 million, from $23.1 million for the fiscal year ended September 30, 2012 to $10.1 million for the fiscal year ended September 30, 2013, the result of lower collections and increased impairments in the 2013 fiscal year.

Net income before taxes — Personal Injury Claims.    Net income before taxes increased to $2.0 million in fiscal year 2013 from $0.1 million for the prior fiscal year, as increased revenues in fiscal year 2013, reflecting an increased number of closed cases from fiscal years 2013 and 2012 investments, far outweighed increased expenditures.

Net loss before taxes — GAR Disability Advocates.    Net loss before taxes was $1.2 million in the 2013 fiscal year. As the business segment began in fiscal year 2013, there is no comparable data for the prior fiscal year.

Income tax expense.    Income tax expense of $0.8 million recorded for fiscal year 2013 consists of a $0.9 million current income tax expense and a $0.1 million deferred income tax benefit . Income tax expense was lower primarily due to lower pre-tax income. In fiscal year 2012, income tax expense of $6.8 million consisted of a current income tax expense of $3.5 million and a deferred income tax expense of $3.3 million.

Net income.    For the year ended September 30, 2013, net income decreased $7.6 million to $2.4 million from $10.0 million for the year ended September 30, 2012, primarily reflecting decreased total revenue, increased general and administrative expenses and impairments further offset by lower interest expense and income taxes.

Income attributable to non-controlling interest.    Income to non-controlling interests increased to $0.4 million from $31 thousand due to the improvement in the results of the joint venture Pegasus Funding, LLC.

Net income attributable to Asta Funding, Inc.    For the year ended September 30, 2013, net income attributable to Asta Funding, Inc. decreased $7.9 million to $2.0 million from $9.9 million for the year ended September 30, 2012, primarily reflecting decreased total revenue, increased general and administrative expenses, impairments and income to non-controlling interests partially offset by lower interest expense and income taxes. Net income per diluted share for the year ended September 30, 2013 decreased to $0.15 per diluted share down from $0.69 per diluted share for the year ended September 30, 2012.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the Pegasus and CBC business segments. Our primary uses of cash include repayments of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past, we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.

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

Since the inception of the Receivables Financing Agreement amendments have been signed to revise various terms of the Receivables Financing Agreement. The Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) was in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the Receivables Financing Agreement and the Settlement Agreement.

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

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation has been paid in full, Palisades XVI has been released from further debt obligations from the RFA. We have recorded as other income, forgiveness of non-recourse debt, in the amount of approximately $26.1 million, pre-tax in the third quarter of fiscal year 2014.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement. As of September 30, 2014, the Company had not used this facility.

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

Other Investments — Divorce Funding

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. The term of the loan was to end in May 2014, but has been extended until August 2016.

Other Investments — Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired debt that totaled $23 million consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. As of September 30, 2014, the debt approximated $32.3 million. On September 29, 2014, CBC entered into an amendment whereby it increased its revolving line of credit from $20.0 million to $22.0 million and the maturity date remained at February 28, 2015. On March 1, 2015 CBC entered into the 9th amendment of the agreement with a new maturity date of March 1, 2017, increased the credit to $25.0 million and lowered the floor to 4.1%.

On November 26, 2014, CBC announced the completion of its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $20.8 million of fixed rate asset-backed notes with a yield of 5.4%.

Cash Flow(Revised)

As of September 30, 2014, our cash and cash equivalents decreased $6.5 million to $28.7 million, from $35.2 million at September 30, 2013. Although our cash flow remains strong, we have diversified some of our cash flow into other investments.

Net cash used in operating activities was $2.1 million during the fiscal year ended September 30, 2014, as compared to $19.1 million provided by operating activities for the fiscal year ended September 30, 2013. The decrease is primarily due to lower net income, exclusive of non-cash items, primarily forgiveness of debt and unrealized structured settlement income and gains, which existed only in the 2014 fiscal year. Net cash used in investing activities was $1.0 million during the fiscal year ended September 30, 2014, as compared to net cash provided by investing activities of $42.7 million during the fiscal year ended September 30, 2013. The change in cash in investing activities is primarily due to the investing activity in other than cash and cash equivalents depository accounts and lower collections of consumer receivables acquired for liquidation during the year ended September 30, 2014 as compared to the same 2013 period. In fiscal year 2013 we liquidated our certificates of deposits. We increased our investment in available for sale securities and investment in CBC structured settlements in the current fiscal year only. This was partially offset by an increase in personal injury receipts during the year ended September 30, 2014 compared to the same prior year period. Net cash used in financing activities was $3.3 million during the fiscal year ended September 30, 2014, as compared to $28.9 million in the same 2013 period. The decrease in net cash used in financing activities was primarily due to a decrease in the pay down of the non-recourse debt partially offset by net borrowings of other CBC debt in the current fiscal year.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, investments in structured settlements, costs involved in the collections of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios, and, until the third quarter of fiscal year 2014, repayments under our non-recourse debt facilities. In addition, if approved by the board of directors, dividends are financed though operations. Acquisitions recently have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility (with the exception of CBC) in the short-term, as our cash flow from operations will be sufficient to invest in personal injury claims, purchase portfolios and finance the early stages of the disability advocacy business. Structured settlements are financed through the use of a credit line, warehouse facility and private placement financing.

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

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years:

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	$12,712,000	$1,232,000	$2,370,000	$2,158,000	$6,952,000
Operating Lease Obligations	2,297,000	739,000	1,130,000	365,000	63,000

Total	$15,009,000	$1,971,000	$3,500,000	$2,523,000	$7,015,000

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2014	2013 (As Revised)	2012 (As Revised)	2011 (As Revised)	2010 (As Revised)
	(In millions)
Balance at beginning of period	$64.3	$94.2	$122.7	$154.5	$217.3
Acquisitions of finance receivables, net of buybacks	5.1	3.3	2.5	7.5	8.0
Cash collections from customers applied to principal(1)	(20.4)	(22.2)	(29.1)	(37.0)	(56.2)
Cash collections represented by account sales applied to principal(1)	(0.1)	—	(0.1)	(0.2)	(1.2)
Impairments/Portfolio write down	(19.5)	(11.0)	(1.8)	(2.1)	(13.4)

Balance at end of period	$29.4	$64.3	$94.2	$122.7	$154.5

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Supplementary Information on Consumer Receivables Portfolios:

Portfolio Purchases

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Aggregate Purchase Price	$5.1	$3.3	$2.5
Aggregate Portfolio Face Amount	478.9	53.5	6.0

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

Schedule of Portfolios by Income Recognition Category

			September 30, 2013		September 30, 2012
	September 30, 2014		(As Revised)		(As Revised)
	Cost Recovery Portfolios(1)	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios
			(In millions)
Original Purchase Price (at period end)	$1,254.6	$—	$539.3	$710.3	$537.8	$708.2
Cumulative Aggregate Managed Portfolios (at period end)	32,437.3	—	15,102.4	16,855.9	15,049.0	16,855.9
Receivable Carrying Value (at period end)	29.4	—	51.1	13.1	78.8	15.4
Finance Income Earned (for the respective period)	19.5	—	4.5	27.3	3.5	37.3
Total Cash Flows (for the respective period)	40.2	—	25.2	28.8	24.9	45.0

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

(1)	On October 1, 2013, all interest method portfolios were transferred to the cost recovery method.

Collections Represented by Account Sales

Year	Collections Represented By account Sales	Finance Income Recognized
2014	$114,000	$88,000
2013	2,448,000	2,015,000
2012	117,000	32,000

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For the year ended September 30, 2014, we recognized finance income of $19.9 million under the cost recovery method. As of October 1, 2013, all portfolios were transferred to the cost recovery method. During the year ended September 30, 2014, we purchased portfolios with an aggregate purchase price of $5.1 million with a face value (gross contracted amount) of $478.9 million.

Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for the first interim or annual period beginning after December 15, 2015. We are currently reviewing this ASU to determine if it will have an impact on our consolidated financial statements.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2014, 2013 and 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. At September 30, 2014, our Receivable Financing Agreement, which had been variable debt, had an outstanding balance of $0. The debt associated with our acquisition of CBC, had a balance of approximately $32.3 million, consisting of $19.6 million through a line of credit, at a rate of LIBOR plus 4%, with a floor of 4.75%, from a financial institution, and $13.0 million of notes at varying rates, from 7.125% to 8.75%, issued by CBC’s subsidiaries. At September 30, 2014, the LIBOR rate was 0.16%. Thus, a 25 basis point change in the LIBOR rate would have had no impact on the line of credit interest expense, as the resulting rate would still have been below the 4.75% floor. We do not currently invest in derivative financial or commodity instruments.

Item 8.	Financial Statements And Supplementary Data.

The Financial Statements of the Company, the Notes thereto and the Reports of Independent Registered Public Accounting Firms thereon required by this item begin on page F-1 of this report located immediately preceding the signature page.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 based on the material weakness discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework, issued in 1992. Based on management’s assessment, and based on the criteria in 1992 COSO, we believe that we did not maintain effective internal control over financial reporting as of September 30, 2014 because of the material weakness described below.

Material Weakness

Management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by Accounting Standards Codification (“ASC”) 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Quality. During our review of portfolio cash flows, our controls did not include an analysis and review of the current cash flow variations within a quarter to determine whether there is an impairment or accretion.

Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we have implemented various actions and will initiate other remedial actions under the oversight of the Audit Committee, including following the guidance set forth in ASC 310-30.

We believe we have implemented the necessary internal controls to remediate the material weakness relating to our revenue recognition process. We have implemented procedures to prepare and review an analysis of the variations between actual and estimated cash flows. We will continue to maintain and verify the effective operation of these controls, before concluding that we have remediated this material weakness in revenue recognition controls.

We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

Our independent registered public accounting firm, WeiserMazars LLP, audited our internal control over financial reporting as of September 30, 2014 and their report dated June 29, 2015 expresses an adverse opinion on our internal control over financial reporting and is included in this Item 9A.

Changes in Internal Controls over Financial Reporting

During fiscal year 2014, the Company implemented certain new internal control procedures with regard to the accounting for revenue recognition under the guidance of ASC 310-30. In addition, with the exception of the CBC acquisition, there have not been any changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Note Regarding Acquisition

In making our assessment of the disclosure controls and procedures and of changes in internal control over financial reporting as of September 30, 2014, we have excluded the operations of CBC, which was acquired on December 31, 2013. We are currently assessing the control environment of this acquired business. CBC revenues comprised approximately 16% of our revenues for the year ended September 30, 2014, and approximately 18% of total assets as of September 30, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CBC Settlement Funding, LLC, which was acquired on December 31, 2013, whose financial statements constitute 18% of total assets and 16% of total revenue of the consolidated financial amounts of the Company as of and for the year ended September 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at CBC Settlement Funding, LLC.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company has determined the effective yield for its distressed consumer receivable portfolios by analyzing actual cash flows versus the amount of cash flows expected to be collected over the life of the loan as opposed to performing this analysis using current cash flows variations (i.e. actual versus estimated cash flows within a particular quarter). This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated June 29, 2015, on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2014, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 1992. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended September 31, 2014 and 2013, and our report dated June 29, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ WeiserMazars LLP

New York, New York

June 29, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Arthur Stern	94	Director, Chairman Emeritus
Gary Stern	62	Chairman, President and Chief Executive Officer
Edward Celano(1)(2)(3)	76	Director
Harvey Leibowitz(1)(2)(3)	81	Director
Louis A. Piccolo	63	Director
David Slackman(1)(2)	67	Director
Robert J. Michel	58	Chief Financial Officer and Secretary
Seth Berman	52	General Counsel and Chief Compliance Officer
Ricky Stern	30	Senior Vice President and President of GAR Disability Advocates

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Governance Committee

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

Edward Celano has been a director of the Company since September 1995. Mr. Celano has served as a consultant to Walters and Samuels, Incorporated since 2003. He was formerly a consultant with WeiserMazars LLP, from 2001 to 2003, and an Executive Vice President of Atlantic Bank from May 1996 to February 2001. Prior to May 1996, Mr. Celano was a Senior Vice President of NatWest Bank (now Bank of America) after having held different positions at the bank for over 20 years. As a result of these and other professional experiences, Mr. Celano possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

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

Louis A. Piccolo has been a director of the Company since June 2004. Mr. Piccolo has served as President of A.L. Piccolo & Co., Inc., a business consulting firm specializing in management and financial consulting, since 1988. Mr. Piccolo was an Executive Vice President and Chief Financial Officer of Alfred Dunhill of London, Inc. from 1983 to 1988, and held the same positions at Debenham’s PLC, from 1981 to 1983. From 1977 to 1981, Mr. Piccolo was a senior accountant at KPMG Peat Marwick. As a result of these and other professional experiences, Mr. Piccolo possesses particular knowledge and experience in accounting and management which strengthens the Board’s collective qualifications, skills, and experience.

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

Seth Berman, Esq., has served as our General Counsel since 2005 and was named Chief Compliance Officer in April 2013. From 1997 through 2004, Mr. Berman was an associate at Weil, Gotshal & Manges LLP.

Ricky Stern, has served as our Senior Vice President since 2014. Ricky Stern was named President of GAR Disability Advocates in January 2015.

There are no events or legal proceedings material to an evaluation of the ability or integrity of any director or executive officer, or any nominee therefor, of the Company. Moreover, no director or executive officer of the Company, nor any nominee, is a party adverse to the Company or has a material interest adverse to the Company in any legal proceeding.

Family Relationships

Arthur Stern is the father of Gary Stern. Ricky Stern is the son of Gary Stern and the grandson of Arthur Stern.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

We seek to have compensation programs for our named executive officers that are intended to achieve a variety of goals, including, but not limited to:

•	attracting and retaining talented and experienced executives in the competitive debt buying industry;

•	motivating and fairly rewarding executives whose knowledge, skills and performance are critical to our success; and

•	providing fair and competitive compensation.

In determining executive compensation for fiscal year 2014 (ended on September 30, 2014), the Compensation Committee articulated as its central goal the continuation of its policy of having the compensation paid to the named executive officers reward them for Company-wide and individual performance and better link pay and performance. This policy is intended to assure that our compensation practices are competitive with those in the industry. Our chief executive officer, as he did for certain prior fiscal years, assisted the Compensation Committee in determining compensation for the other named executive officers.

For fiscal year 2014, the Compensation Committee engaged a professional compensation consultant, Adams Consulting Group, LLC (“Adams”) to provide benchmarking data (using, principally, relevant published survey analysis and proxy analysis), make suggestions, and assist it in the compensation process. Data for the salary surveys were selected based upon one or more of the following criteria: (i) industry group; (ii) geographic location; and (iii) company revenue. In addition, Adams conducted a competitive market analysis of comparable positions, for the named executive officers, by utilizing surveys from Towers Watson, Economic Research Institute, CompData, National Employer Associations of America and Kenexa, and for the directors, surveys from the 2012 Towers Watson General Industry Board of Directors Compensation Policies and Practices and the 2013 Director Compensation Report/Frederick W. Cook & Co. The proxy analysis included 16 public companies within the same industry and approximate revenue size as us. Adams focused on the base salary, annual bonus and long-term equity compensation of the chief executive officer (who also serves as our president), the chief financial officer (who also serves as our secretary), the senior vice president (who also serves as president of GAR Disability Advocates) and the general counsel (who also serves as our chief compliance officer), and on the annual retainers (as chairman and member) and equity compensation of the various committee members, as well as the separate annual retainer for each independent director. Adams memorialized its findings in an October 2014 report to the Compensation Committee (the “Adams Report”).

With respect to the named executive officers, the Adams Report recommended that the Compensation Committee consider recommending to the Board that it (i) adjust annual base salaries by 2.0% to 6.0%, depending upon individual performance and other relevant factors and (ii) increase annual cash bonuses, basing such bonuses on performance. However, the Adams Report also recommended that the Board retain the flexibility to offer extraordinary compensation to any or all of the named executive officers, in the form of cash or equity, to reflect, as applicable, individual or group accomplishments, changing business objectives or needs and retention issues.

With respect to the directors, the Adams Report recommended that the Compensation Committee consider recommending to the Board that it consider make an annual equity award to each Board member approximately equal to the annual retainer of $45,000.

On November 20, 2014 the Compensation Committee met to review the Adams Report and formulate its recommendations to the Board with respect to executive base salary and Board retainers, as applicable, for fiscal year 2015 (ending on September 30, 2015) and for cash bonus (named executive officers only) and equity or equity-based grants to be made in fiscal year 2015 but which relate to fiscal year 2014 performance. With respect to executive compensation for the named executive officers, the Compensation Committee determined, in pertinent part, that (i) the base salary for the chief executive officer should be determined at a subsequent meeting of the Board and (ii) annual bonuses and equity or equity-based compensation for the chief executive officer, chief financial officer, general counsel and senior vice president should be determined at a subsequent meeting of the Board.

In addition, the Compensation Committee re-affirmed that the base salary for the senior vice president, who was being promoted to hold the position of President of GAR Disability Advocates, as well, should be increased from $200,000 to $280,000, an increase of approximately 40%. This increase was the second part of an increase in the base salary for the senior vice president decided earlier in fiscal year 2014 and planned to be effective as of the end of such fiscal year or soon thereafter.

With respect to director compensation, the Compensation Committee determined that it would recommend to the Board that annual retainers be kept at fiscal year 2013 (ending on September 30, 2013) levels and, consistent with the treatment of the executive officers, that any equity or equity-based awards be determined at a subsequent meeting of the Board.

Underlying the Compensation Committee’s determinations that the base salary of the chief executive officer, the annual bonuses of all of the executive officers and the equity or equity based awards of all of the executive officers and all of the directors should be determined at a subsequent meeting of the Board was its concern regarding the uncertain effects of two ongoing governmental reviews, by the SEC and the IRS, respectively, on the financial performance of the Company. In particular, the Compensation Committee took note of an inquiry by the Division of Corporate Finance of the SEC, described in detail in Item 1B of this Form 10-K, relating to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and IRS audits with respect to the Company’s 2008 through 2013 federal income tax returns, described in detail in Item 1A of this Form 10-K.

The Board appears to have shared this concern, deciding not to meet to discuss the Compensation Committee’s determinations. As a result, the only change in compensation from fiscal year 2014 to fiscal year 2015 is the increase in the senior vice president’s base salary.

Elements of Executive Officer Compensation

Overview. Total compensation paid to our executive officers is divided among three principal components. Base salary is generally fixed and does not vary based on our financial and other performance. Other components, such as cash bonuses and stock options or other equity or equity-based awards, are variable and dependent upon our market performance. Historically, judgments about these elements have been made subjectively. In the case of stock options, the value is dependent upon our future stock price and, accordingly, such awards are intended to reward the named executive officers for favorable Company-wide performance.

Our Compensation Committee reviews total compensation to see if it falls in line with peer companies and may also look at overall market data. For the fiscal year ended September 30, 2014, the Compensation Committee determined that our compensation program was generally competitive with the members of our peer group. Our goal to promote pay for performance emphasizes the variable elements of overall compensation over fixed base salaries. In this regard, it is our policy to emphasize long-term equity awards over short-term cash bonuses, as the long-term awards are intended to align with goals such as total shareholder return. Each of the three elements of executive compensation has been determined by evaluating the recommendations set forth in the Adams Report, as well as our analysis of our financial performance, overall economic conditions and certain individual achievements, such as successful completion of assigned tasks.

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

For fiscal year 2014, based on our financial performance, uncertain macroeconomic conditions, the recommendations contained in the report issued by Adams for fiscal year 2013 (the “Prior Year Adams Report”) and our evaluation thereof with respect to the relative performance of our named executive officers, we held the salary levels for the chief financial officer and the then senior vice president (Mary Curtin) constant, but increased the salary levels of the chief executive officer and the general counsel. We increased the chief executive officer’s salary by 3.9%, to $600,000 annually, and we increased the general counsel’s salary by 10%, to $275,000 annually. These increases took effect as of January 1, 2014.

For fiscal year 2015, based on our financial performance, uncertain macroeconomic conditions, the recommendations contained in the Adams Report and our evaluation thereof with respect to the relative performance of our named executive officers and the ongoing nature of the SEC and IRS reviews described above, we generally held the salary levels of the named executive officers constant. The sole exception was the senior vice president, whose salary was increased by 40%, to $280,000 annually. This increase was the second part of an increase in the base salary for the senior vice president decided earlier in fiscal year 2014 and planned to be effective as of the end of such fiscal year or soon thereafter. It actually took effect as of January 1, 2015. We believe that for fiscal year 2015, our salary levels are sufficient to retain our existing executive officers and hire new executive officers when and as required.

Cash Incentive Bonuses. Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives are eligible to receive annual cash incentive bonuses primarily based upon their performance during the year.

For fiscal year 2013 service and performance, consistent with our emphasis on pay-for-performance incentive compensation programs, and based on our financial performance, uncertain macroeconomic conditions, the recommendations contained in the Prior Year Adams Report and our evaluation thereof with respect to the relative performance of our named executive officers, we awarded the chief executive officer a $100,000 cash bonus and the general counsel a $30,000 cash bonus. These bonuses were paid in fiscal year 2014.

For fiscal year 2014 service and performance, based on our financial performance, uncertain macroeconomic conditions, the recommendations contained in the Adams Report and our evaluation thereof with respect to the relative performance of our named executive officers and the ongoing nature of the SEC and IRS reviews described above, we did not award any cash bonuses.

We are contemplating the adoption of claw back policies with respect to performance-based bonuses and equity grants and any other incentive compensation with respect to which the Dodd-Frank Act requires such claw back policies. We anticipate adopting such claw back policies when applicable Securities and Exchange Commission rules under the Dodd-Frank Act are adopted.

Equity and Equity-Based Compensation. We believe that stock options and other forms of equity or equity-based compensation are an important long-term incentive for our executive officers and other employees and generally align officer interest with that of our stockholders. They are intended to further our emphasis on pay-for-performance.

For fiscal year 2013 service and performance we granted to our chief executive officer stock options to purchase under our 2012 Stock Option Performance and Award Plan (the “2012 Plan”) 50,000 shares of our common stock, having a grant date value of $325,905. In addition, we granted to each of our general counsel and senior vice president (Ricky Stern) stock options to purchase under our 2012 Plan 20,000 shares of our common stock, having a grant date value of $130,362. The awards to our chief executive officer, general counsel and senior vice president vested in three annual installments, the first being on December 12, 2014. For fiscal year 2014 service and performance, based on our financial performance, uncertain macroeconomic conditions, the recommendations contained in the Adams Report and our evaluation thereof with respect to the relative performance of our named executive officers and the ongoing nature of the SEC and IRS investigations described above, we did not award stock options or any other forms of equity or equity-based compensation.

We do not have any formal plan or obligation that requires us to grant equity or equity-based compensation to any executive officer on specified dates. In recent years, we have developed the practice of approving equity grants (and bonuses) at about the time our audit of the prior fiscal year is completed to reward executives for work in the completed year. However, we reserve the right to re-visit these matters during the year. The authority to make equity or equity-based grants to our executive officers rests with our full Board of Directors based upon recommendations made by the Compensation Committee. The Committee considers the input of our chief executive officer in setting the compensation of our other executive officers, including in the determination of appropriate levels of equity or equity-based grants.

Severance and Change-in-Control Benefits. While we are currently not a party to any employment agreements, historically we have provided our executive officers with employment contracts. In January 2007, we entered into a three-year employment agreement with Gary Stern. Mr. Stern’s employment agreement expired on December 31, 2009. This agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed.

Share Retention

We did not have a share retention policy or guideline for executive officers until October 2009, when we adopted a guideline recommending that each officer retain $10,000 of equity in the Company (other than shares received through stock options and restricted stock grants).

Director Compensation

For fiscal year 2015, based on our financial performance, uncertain macroeconomic conditions, the recommendations contained in the report issued by Adams for such year and our evaluation thereof with respect to the relative performance of our named executive officers and the ongoing nature of the SEC and IRS investigations described above, we held retainers for directors, committee chair positions and committee member positions constant and did not award stock options or any other forms of equity or equity-based compensation.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718.

“Say-on-Pay” Advisory Vote

In determining compensation policies and decisions for fiscal year 2014 and, in the case of base salary, fiscal year 2015, the Compensation Committee did not take into account the most recent shareholder advisory vote with respect to executive compensation required under Dodd-Frank. Such vote, which occurred at the annual meeting of the Company’s shareholders on March 21, 2012, approved the executive compensation payable to the Company’s named executive officers as disclosed in the Company’s proxy statement filed with the SEC on February 17, 2012. The Compensation Committee was of the view that such a consideration was unnecessary, as the only change in compensation from fiscal year 2014 to fiscal year 2015 was an increase in Ricky Stern’s compensation to reflect his increased responsibilities. As required by its say on pay policy, however, the Company will be submitting its executive compensation determinations, as reflected in this Compensation Discussion & Analysis, to an advisory shareholder vote at its next annual meeting of shareholders.

THE COMPENSATION COMMITTEE REPORT

ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion & Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Submitted by the Compensation Committee:

David Slackman, Chairman

Harvey Leibowitz

Edward Celano

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently is composed of David Slackman, Harvey Leibowitz and Ed Celano, none of whom is an employee or a current or former officer of the Company. None of our executive officers serves as a member of the Compensation Committee, or any other committee serving an equivalent function, that has one or more executive officers who serve as members of our Board of Directors or our Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table contains information about compensation earned (bonus) or received (all other categories of compensation) by the named executive officers for the fiscal year ended September 30, 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)(7)	Total ($)
Gary Stern	2014	$593,604	$—	$—		$—		$69,969	$663,573
Chairman, President & CEO	2013	$577,500	$100,000	$—		$325,905	(2)	$46,848	$1,050,253
	2012	$577,500	$200,000	$979,212	(3)	$—		$58,967	$1,815,679

Robert J. Michel	2014	$275,000	$—	$—		$—		$30,354	$305,354
Chief Financial Officer and Secretary	2013	$275,000	$—	$—		$—		$30,604	$305,604
	2012	$275,000	$30,000	$—		$212,715	(4)	$27,779	$545,494

Ricky Stern	2014	$176,923	$—	$—		$—		$4,919	$181,842
Senior Vice President and President of GAR Disability Advocates(8)

Seth Berman	2014	$269,231	$—	$—		$—		$23,702	$292,933
General Counsel & Chief	2013	$250,000	$30,000	$—		$130,362	(5)	$22,769	$433,131
Compliance Officer	2012	$250,000	$30,000	$—		$170,172	(6)	$19,862	$470,034

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Note A to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2014, filed with herewith.

(2)	Includes an option to purchase 50,000 shares of common stock granted to Mr. Stern on December 12, 2013 but earned in the fiscal year ended September 30, 2013. The option has an exercise price of $8.49 per share and expires on December 2, 2023. The option vests fully in three equal annual installments on December 12, 2014, December 12, 2015 and December 12, 2016

(3)	Includes a restricted stock award of 102,321 shares of common stock granted to Mr. Stern on December 18, 2012 but earned in the fiscal year ended September 30, 2012. The award had a grant day price of $9.57 per share and fully vests in three equal installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(4)	Includes an option to purchase 25,000 shares of common stock granted to Mr. Michel on December 18, 2012 but earned in the fiscal year ended September 30, 2012. The option has an exercise price of $9.57 per share and expires on December 18, 2022. The option vests in three equal annual installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(5)	Includes options to purchase 20,000 shares of Common Stock granted on December 11, 2013, but earned in the fiscal year ended September 30, 2013 with such grant effective on December 12, 2013, with an exercise price equal to the closing stock price on December 12, 2013. The awards had a grant day price of $8.49 per share and vest in three equal installments on December 12, 2014, December 12, 2015 and December 12, 2016.

(6)	Includes an option to purchase 20,000 shares of common stock granted to Mr. Berman and Ms. Curtin on December 18, 2012 but earned in the fiscal year ended September 30, 2012. The option has an exercise price of $9.57 per share and expires on December 18, 2022. The option vests in three equal annual installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(7)	These amounts consist of:

•	matching Company contributions under our 401(k) plan;

•	life insurance premiums; and

•	health insurance premiums paid by the Company in excess of non-executive contribution.

The following table summarizes “All Other Compensation”:

Name	Year	401(k) Company Match ($)	Life Insurance Premium ($)	Health Insurance Premiums ($)	Total ($)
Gary Stern	2014	$20,746	$37,156	$12,067	$69,969
	2013	$12,293	$21,017	$13,538	$46,848
	2012	$10,000	$38,682	$10,285	$58,967

Robert J. Michel	2014	$11,000	$7,287	$12,067	$30,354
	2013	$9,576	$7,490	$13,538	$30,604
	2012	$9,800	$7,694	$10,285	$27,779

Ricky Stern	2014	$1,684	—	$3,235	$4,919

Seth Berman	2014	$11,635	—	$12,067	$23,702
	2013	$9,231	—	$13,538	$22,769
	2012	$9,577	—	$10,285	$19,862

(8)	Ricky Stern became Senior Vice President on March 24, 2014. Salary and benefits are for full fiscal year of 2014.

GRANTS OF PLAN BASED AWARDS

The following table provides certain information with respect to stock options and restricted stock granted to our named executive officers during fiscal year 2014.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Gary Stern	12/12/13	—	50,000	(1)	$8.49	$325,905
Ricky Stern	12/12/13	—	20,000	(1)	$8.49	$130,362
Seth Berman	12/12/13	—	20,000	(1)	$8.49	$130,362

(1)	This stock option award vest in three equal installments on December 12, 2014, December 12, 2015 and December 12, 2016.

Narrative Disclosure to Summary Compensation Table and Grant of Plan Based Awards Table

Employment Agreements

In January 2007, we entered into an employment agreement (the “Employment Agreement”) with Gary Stern, our Chairman, President and Chief Executive Officer, which expired on December 31, 2009. This Employment Agreement was not renewed and Mr. Stern is continuing in his current roles at the discretion of the Board of Directors until a new agreement is signed. We are considering entering into a new employment agreement with Mr. Stern during fiscal year 2015.

We are not party to any employment agreements with any other named executive officers.

Consulting Agreements

On December 12, 2011, we entered into a consulting agreement (the “Consulting Agreement”) with A.L. Piccolo & Co., Inc. (“A.L. Piccolo”), which is owned by Louis Piccolo, a director of the Company. The Consulting Agreement provides that A.L. Piccolo will provide consulting services to us, which includes analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (the “Services”). Under the Consulting Agreement, we will pay A.L. Piccolo an annual consulting fee of $150,000, payable in equal monthly installments, and a bonus of $25,000 for each new transaction that we close with A.L. Piccolo’s assistance, other than any transactions pending on the effective date of the Consulting Agreement. We may pay an additional bonus to A.L. Piccolo in the sole discretion of our Chief Executive Officer. In addition, during each year of the term of the Consulting Agreement, we will grant to A.L. Piccolo an option to purchase 30,000 shares of our Common Stock, which option will vest in three annual installments on the first, second, and third anniversaries of the grant date. The Consulting Agreement expired on December 12, 2013 . The parties are in current discussions on the future of the agreement. Additional information regarding the consulting relationship with A.L. Piccolo can be found in the section entitled “CERTAIN RELATIONSHIPS and RELATED PARTY TRANSACTIONS” below.

Incentive Compensation Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors adopted the 2012 Plan. The 2012 Plan, which is administered by our Compensation Committee, was adopted by our stockholders on March 21, 2012. The purpose of the 2012 Plan is to provide for our success and enhance our value by linking participants’ personal interests with those of our stockholders and employees, by providing participants with an incentive for outstanding performance, and to motivate, attract and retain the services of participants upon whom our success depends. The 2012 Plan is flexible in that it provides for the grant of stock options (“Options”), stock appreciation rights (“SARs”), shares of restricted stock (“Restricted Stock”), restricted stock units (“RSUs”), performance shares and performance units (“Performance Shares” and “Performance Units”), and cash incentives (the “Cash Incentives”), singularly or in combination as determined by the Compensation Committee. The 2012 Plan authorizes the grant of awards relating to 2,000,000 shares of our Common Stock, with 1,566,279 available for awards as of September 30, 2014 and 1,551,279 available for awards as of December 31, 2014.

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

Options and Restricted Stock Awards

On December 11, 2013, we determined to grant the following options with such grants to be effective as of December 12, 2013 (at the December 12, 2013 closing stock price):

- Gary Stern was granted stock options to purchase of 50,000 shares of our common stock to reflect his fiscal year 2013 performance. The stock option grant vests in three annual installments beginning on the first anniversary of the award, on December 12, 2014. The options granted to Mr. Stern have an exercise price of $8.49 per share.

- Ricky Stern was granted stock options to purchase 20,000 shares of our common stock for his fiscal year 2013 performance. These options vest in three annual installments beginning on the first anniversary of the award, on December 12, 2014. The options granted to Ricky Stern have an exercise price of $8.49 per share.

- Seth Berman was granted stock options to purchase 20,000 shares of our common stock for his fiscal year 2013 performance. These options vest in three annual installments beginning on the first anniversary of the award, on December 12, 2014. The options granted to Mr. Berman have an exercise price of $8.49 per share.

Other stock awards and stock option grants are as follows:

On December 18, 2012 Mr. Stern was awarded 102,321 shares of restricted stock for his fiscal year 2012 performance. These restricted shares vest in equal installments on December 18, 2013, December 18, 2014 and December 18, 2015.

On December 18, 2012 Robert J. Michel was granted stock options to purchase 25,000 shares of our common stock for his fiscal year 2012 performance. These options vest in three annual installments on December 18, 2013, December 18, 2014 and December 18, 2015.

On December 18, 2012 Mr. Berman and Mary Curtin, our then senior vice president, were granted options to purchase 20,000 shares of our common stock for their 2012 performance. These options vest in three annual installments on December 18, 2013, December 18, 2014 and December 18, 2015.

On December 13, 2011, we granted to Mr. Stern (i) an option to purchase 150,000 shares of our common stock at an exercise price of $7.77 per share. The option has a term of 10 years and vests in three equal annual installments on December 13, 2014. In June 2013, 50,000 of these options were canceled.

On December 13, 2011, we granted to each of Messrs. Michel and Berman and Ms. Curtin options to purchase 30,000 shares of our common stock at an exercise price of $7.77 per share. The options have a term of 10 years and vests on December 13, 2014.

The foregoing awards issued to Messrs. Stern, and Berman in 2013 were issued under the 2012 Plan while earlier options were granted to Messrs. Stern and Berman were issued under our 2006 Equity Compensation Plan, and the awards issued to Mr. Michel and Ms. Curtin were issued under our 2002 Stock Option Plan. Each plan provides for certain benefits upon a change in control of the Company. For instance, under the 2012 Plan, upon the occurrence of a “corporate transaction event”, defined as the merger of the Company with or into another corporation, the sale of substantially all of our assets, the liquidation of the Company, or the acquisition by any person of our securities the result of which such person becomes the beneficial owner, directly or indirectly, of our securities representing greater than 50% of the combined voting power of our then outstanding securities, the Board may take any number of actions. For instance, under the 2012 Plan, upon the occurrence of a merger, consolidation, sale of substantially all of the assets of the Company or the acquisition of more than 50% of the Company’s voting securities, if the applicable transactions do not provide otherwise, option awards become exercisable and restricted stock awards fully vest immediately prior thereto.

Similarly, under the 2006 Equity Incentive Plan, upon the occurrence of a “corporate transaction event”, defined as the merger of the Company with or into another corporation, the sale of substantially all of our assets, the liquidation of the Company, or the acquisition by any person of our securities the result of which such person becomes the beneficial owner, directly or indirectly, of our securities representing greater than 50% of the combined voting power of our then outstanding securities, the Board may take any number of actions. These actions include providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The Board may also cancel any outstanding options, stock purchase rights and stock appreciation rights in effect prior to such corporate transaction event.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on September 30, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Gary Stern(2)	150,000	—		$18.22	10/28/14	68,214	(11)	$560,037
	60,000	—		$7.63	12/15/20	—		—
		100,000	(2)	$7.77	12/13/21	—		—
		50,000	(3)	$8.49	12/12/23	—		—
Robert J. Michel	30,000	—		$7.63	12/15/20	—		—
		30,000	(4)	$7.77	12/13/21	—		—
	8,333	16,667	(5)	$9.57	12/18/22	—		—
Ricky Stern	10,000	—		$8.36	12/22/21	—		—
	6,666	13,334	(6)	$9.57	12/18/22	—		—
	—	20,000	(7)	$8.49	12/12/23	—		—
Seth Berman	5,500	—		$2.95	5/5/19	—		—
	100	—		$8.07	12/11/19	—		—
	30,000	—		$7.63	12/15/20	—		—
	—	30,000	(8)	$7.77	12/13/21	—		—
	6,666	13,334	(9)	$9.57	12/18/22	—		—
	—	20,000	(10)	$8.49	12/12/23	—		—

(1)	Based On $8.21 per share, the closing price of the common stock as reported by NASDAQ on September 30, 2014.

(2)	Represents the unvested portion of an option to purchase 100,000 shares of common stock granted on December 13, 2011, which fully vested on December 14, 2014.

(3)	Represents the unvested portion of an option to purchase 50,000 shares of common stock granted on December 12, 2013, which vests in three equal installments on December 12, 2014, December 12, 2015 and December 12, 2016.

(4)	Represents the unvested portion of an option to purchase 30,000 shares of common stock granted on December 13, 2011, which fully vested on December 13, 2014.

(5)	Represents the unvested portion of an option to purchase 25,000 shares of common stock granted on December 18, 2012 which vest in three equal installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(6)	Represents the unvested portion of an option to purchase 20,000 shares of common stock granted on December 18, 2012 which vest in three equal installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(7)	Represents the unvested portion of an option to purchase 20,000 shares of common stock granted on December 12, 2013, which vest in three equal installments on December 12, 2014, December 12, 2015 and December 12, 2016.

(8)	Represents the unvested portion of an option to purchase 30,000 shares of common stock granted on December 13, 2011 which fully vested on December 13, 2014.

(9)	Represents the unvested portion of an option to purchase 20,000 shares of common stock granted on December 18, 2012 which vest in three equal installments on December 18, 2013, December 18, 2014 and December 18, 2015.

(10)	Represents the unvested portion of an option to purchase 20,000 shares of common stock granted on December 12, 2013 which vest in three equal installments on December 12, 2014, December 12, 2015 and December 12 2016.

(11)	Represents two thirds of Gary Stern’s 102,321 shares of restricted stock granted on December 18, 2012.

STOCK OPTION EXERCISES AND VESTING OF RESTRICTED STOCK AWARDS

The following table provides information on stock option exercises and vesting of restricted stock awards of named executive officers during the fiscal year ended September 30, 2014.

OPTION EXERCISES AND STOCK VESTED

	Stock Options		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert J. Michel	10,000	$84,200	—	$—

(1)	Represents the number of shares vested multiplied by the market value of the shares on the exercise date.

DIRECTOR COMPENSATION

Mr. Gary Stern received no compensation for serving as a director, except that he, like all directors, is eligible to be reimbursed for any expenses incurred in attending Board and committee meetings. For fiscal year 2014, the total annual fees that a director, other than Mr. Gary Stern, could have received for serving on our Board of Directors and committees of the Board of Directors were set as follows:

•	An annual fee of $150,000 per year for Chairman Emeritus;

•	An annual fee of $45,000 per year for each Independent Director;

•	An annual fee of $10,000 for Audit Committee Members;

•	An annual fee of $35,000 for the Chairman of the Audit Committee;

•	An annual fee of $15,000 for Chairman of the Compensation Committee;

•	An annual fee of $7,500 for Compensation Committee Members;

•	An annual fee of $15,000 for Chairman of the Governance Committee; and

•	An annual fee of $7,500 for Governance Committee Members.

The following table summarizes compensation paid to outside directors in fiscal 2014:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Herman Badillo	$64,375	(2)	$—	$64,375
Edward Celano	$75,625	(3)	$—	$75,625
Harvey Leibowitz	$95,000	(4)	$—	$95,000
David Slackman	$60,000	(5)	$—	$60,000
Louis Piccolo	$45,000	(6)	$—	$45,000
Arthur Stern	$162,500	(7)	$—	$162,500

(1)	No stock option awards were granted in fiscal year 2014.

(2)	Includes, in addition to $45,000 independent director retainer, $3,750 for being chairman of the Governance Committee (Mr. Badillo was chair of the Governance Committee for the first quarter of fiscal year 2014), $5,625 for being a member of the Governance Committee (Mr. Badillo was a member of the Governance Committee for quarters two through four of fiscal year 2014), and $10,000 for being a member of the Audit Committee. Mr. Badillo passed away on December 3, 2014.

(3)	Includes, in addition to $45,000 independent director retainer, $10,000 for being a member of the Audit Committee, $7,500 for being a member of the Compensation Committee, $1,875 for being a member of the Governance Committee, and $11,250 for being Chairman of the Governance Committee. (Mr. Celano became Chairman of the Governance Committee on January 1, 2014.)

(4)	Includes, in addition to $45,000 independent director retainer, $35,000 for being chairman of the Audit Committee, $7,500 for being a member of the Compensation Committee, $7,500 for being a member of the Governance Committee.

(5)	Includes, in addition to $45,000 independent director retainer, $15,000 for being chairman of the Compensation Committee.

(6)	Mr. Piccolo is not an independent director.

(7)	Mr. Arthur Stern became Chairman Emeritus in January 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of June 15, 2015 with respect to beneficial ownership of our Common Stock by (i) each director and executive officer acting in the capacity as such June 15, 2015, including any person holding the position of CEO or CFO at any time during the fiscal year of 2014, (ii) each person known by us to own beneficially more than five percent of our outstanding Common Stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 13,060,839 shares of Common Stock outstanding on June 15, 2015. Unless otherwise indicated, the address of each such person is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage(1)
Arthur Stern	366,683	(2)	2.8%
Gary Stern	1,425,083	(3)	10.8%
Ricky Stern	329,362	(4)	2.5%
Robert J. Michel	79,747	(5)	*
Seth Berman	85,599	(6)	*
Edward Celano	83,000	(7)	*
2115 Scotch Gamble Road Scotch Plains, NJ
Harvey Leibowitz	77,000	(8)	*
211 West 56th Street, Suite 20C New York, NY 10019
David Slackman	82,500	(9)	*
100 Mozart Court Eastport, NY 11941
Louis A. Piccolo	127,000	(10)	*
350 West 50th Street New York, NY 10019
Asta Group, Incorporated	842,000	(11)	6.4%
Judith R. Feder	1,565,000	(12)	12.0%
928 East 10th Street Brooklyn, NY 11230
Stern Family Investors LLC	692,000	(13)	5.3%
928 East 10th Street Brooklyn, NY 11230
GMS Family Investors LLC	862,000	(14)	6.6%
928 East 10th Street Brooklyn, NY 11230
Mangrove Partners	967,770	(15)	7.4%
645 Madison Avenue, 14th Floor, New York, NY 10022
Tutuila Asset Management	800,000	(16)	6.1%
130 Adelaide St. West, Toronto, Canada
Dimentional Fund Advisors, LP	751,143	(17)	5.8%
Building One, 6300 Bee Cave Road, Austin, TX 78746
Jordan Capital AM, LLC	1,238,439	(18)	9.5%
6001 River Road, Suite 100, Columbus, GA 31904
All executive officers and directors as a group (10 persons)	2,655,972	(19)	19.3%

*	Less than 1%

(1)	Any shares of common stock that any person named above has the right to acquire within 60 days of June 15, 2015, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.

(2)	Includes 35,000 shares of common stock issuable upon exercise of options, and 214,599 shares of common stock owned by Asta Group, Incorporated, which shares are attributable to Arthur Stern based on his percentage ownership of Asta Group. Excludes 349,460 shares owned by Stern Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC and 948 shares owned by GMS Family Investors LLC which shares are attributable to Arthur Stern based on his percentage ownership of such LLC. Arthur Stern does not have voting or investment power with respect to any of the shares held by either LLC and disclaims beneficial ownership of the shares owned by the LLCs. Excludes 2,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015. 70,000 stock options expired on November 3, 2013.

(3)	Includes 210,000 shares of common stock issuable upon exercise of options, and 285,607 shares of common stock owned by Asta Group, which shares are attributable to Gary Stern based on his percentage ownership of Asta Group. Excludes 684,945 shares owned by GMS Family Investors LLC which shares are attributable to Gary Stern based on his percentage ownership of such LLC. Gary Stern does not have voting or investment power with respect to any of the shares held by the LLC and disclaims beneficial ownership of the shares owned by the LLC. Excludes 33,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015 Also excludes 393,312 shares of common stock held by Mr. Stern’s children who are no longer minors and for which he disclaims beneficial ownership. 70,000 stock options expired November 3, 2013.

(4)	Includes 29,999 shares of common stock issuable upon exercise of options. Excludes 46,667 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015. Includes 30,220 shares of common stock owned by Asta Group, which shares are attributable to Ricky Stern based on his percentage ownership of Asta Group.

(5)	Includes 76,666 shares of common stock issuable upon exercise of options. Excludes 8,334 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015.

(6)	Includes 85,599 shares of common stock issuable upon exercise of options. Excludes 19,999 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015.

(7)	Includes 68,000 shares of common stock issuable upon exercise of options. Excludes 2,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015. 25,000 stock options expired October 28, 2014.

(8)	Includes 68,000 shares of common stock issuable upon exercise of options. Excludes 2,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015. 25,000 stock options expired October 28, 2014

(9)	Includes 68,000 shares of common stock issuable upon exercise of options. Excludes 2,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015. 25,000 stock options expired October 28, 2014.

(10)	Includes 118,000 shares of common stock issuable upon exercise of options. Excludes 12,500 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015. 30,833 stock option expired by October 28, 2014.

(11)	Asta Group, Incorporated (“Asta Group”) is owned by Arthur Stern, our Chairman Emeritus and Director, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family.

(12)	Includes 11,000 shares of common stock owned directly, 692,000 shares owned by Stern Family Investors LLC and 862,000 shares owned by GMS Family Investors LLC. Ms. Feder is the manager of each LLC and as such has sole voting and investment power of such shares.

(13)	A limited liability company of which Judith R. Feder has sole voting and investment power. Barbara Marburger has a 24.75% beneficial interest in the LLC, the Ricky Stern 2012 GST Trust has a 12.375%

beneficial interest in the LLC, the Emily Stern 2012 GST Trust has a 12.375% beneficial interest in the LLC, and a trust for the benefit of the descendants of Arthur Stern, of which Judith R. Feder is trustee, has a 49.5% beneficial interest in the LLC. Barbara Marburger is the sister of Gary Stern. Ricky Stern and Emily Stern are the children of Gary Stern.

(14)	A limited liability company of which Judith R. Feder has sole voting and investment power. Gary Stern has a 79.46% beneficial interest in the LLC, trusts for the benefit of the children of Gary Stern of which Judith R. Feder is the trustee have a combined 20.43% beneficial interest (10.215% each), and Arthur Stern has a .11% beneficial interest in the LLC.

(15)	Based on information set forth on Schedule 13G filed with the SEC on December 31, 2014, jointly by The Mangrove Partners Master Fund, Ltd.; The Mangrove Partners Fund, L.P.; The Mangrove Partners Master Fund (Cayman), Ltd.; Mangrove Partners and Mangrove Capital. Nathaniel August has the power to vote and dispose of these shares.

(16)	Based on information set forth on Schedule 13G filed with the SEC on October 30, 2014, by Tutuila Asset Management Inc. Mark Gardiner has the power to vote and dispose of these shares.

(17)	Based on information set forth on Schedule 13G filed with the SEC on December 31, 2014, by Dimentional Fund Advisors LP. Dimentional Fund Advisors, LP has the power to vote and dispose of these shares.

(18)	Based on information set forth on Schedule 13G filed with the SEC on May 19, 2015, jointly by Jordan Capital Partners, LP and Jodan Capital AM, LLC. Jordan Capital Partners, LP claims 587,465 shares. Jordan Capital Partners, LP has the power to vote and dispose of these shares. Jordan Capital AM, LLC claims 650,974 shares. Jordan Capital AM, LLC has the power to vote and dispose of these shares.

(19)	Includes 725,930 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of June 15, 2015. Excludes 104,168 shares of Common Stock issuable upon exercise of options that are not exercisable within 60 days of June 15, 2015. Excludes the shares owned in the aggregate by Stern Family Investors LLC and GMS Family Investors LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On December 12, 2011, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provided consulting services which included, but was not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“Services”). The Consulting Agreement was for a period of two years, which ended on December 31, 2013 and Piccolo received compensation of $150,000 per annum payable monthly, a bonus of $25,000 per new transaction closed by the Company with Piccolo’s assistance (if any), and 30,000 options per year, with such options vesting in three equal annual installments on the first, second and third anniversaries of the first grant date. The Company paid Piccolo $25,000, $150,000, and $125,000 in the fiscal years ended September 30, 2014, 2013 and 2012, respectively. This agreement was not renewed, however, there are ongoing discussions for a new agreement.

Item 14.	Principal Accounting Fees and Services.

During fiscal year 2014 and 2013 WeiserMazars LLP provided the following services:

	2014	2013
Audit Fees:	$527,512		$358,677
Audit Related Fees:	$—	$
Tax Fees:	$—		$—
All Other Fees:	$—		$—

Total Fees:	$527,512		$358,677

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit Number
3.1	Certificate of Incorporation(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Certificate of Designation of Series A Preferred Stock(3)
3.4	Bylaws(4)
3.5	Amendments to Article IX of the By-Laws of Asta Funding, Inc.(5)
4.1	Rights Agreement, dated as of August 23, 2012, between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC(6)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)
10.2	Asta Funding, Inc. 2002 Stock Option Plan(2)
10.3	Asta Funding, Inc. Equity Compensation Plan(7)
10.4	Asta Funding, Inc. 2012 Stock Option and Performance Award Plan(8)
10.5	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(9)
10.6	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](10)
10.7	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](11)
10.8	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](12)
10.9	Indemnification agreement between Asta Funding and GMS Family Investors LLC. (13)
10.10	Settlement Agreement and Omnibus Amendment among Asta Funding, Inc., Palisades Acquisition XVI and BMO Capital Markets dated August 7, 2013. (20)
10.11	Lease agreement between the Company and ESL200 LLC dated August 2, 2010 (14)
10.12	Revolving Credit Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(15)
10.13	Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(16)
10.14	Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC(17)
10.15	Operating Agreement of Pegasus Funding, LLC, dated December 28, 2011(18)
10.16	Consulting Agreement, dated December 12, 2011, by and between the Company and A.L. Piccolo & Co., Inc.(39)
10.17	Membership Interest Purchase Agreement by and among CBC Settlement, LLC, CBC Management Services Group, LLC, Asta Funding, Inc. and Other Parties Hereto (22) (24)
10.18	Amended and Restated Operating Agreement of CBC Settlement Funding, LLC (23) (24)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002 .

(3)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(4)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(5)	Incorporated by reference to Exhibit 3.2 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(8)	Incorporated by reference to Appendix A to Asta Funding’s Definitive Proxy Statement filed on February 17, 2012 for the March 21, 2012 Annual Meeting of Stockholders

(9)	Incorporated by reference to Exhibit 10.26 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008

(10)	Incorporated by reference to Exhibit 10.27 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(11)	Incorporated by reference to Exhibit 10.28 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(12)	Incorporated by reference to Exhibit 10.29 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(13)	Incorporated by reference to Exhibit 10.32 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2009.

(14)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed August 5, 2010.

(15)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(16)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(17)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(18)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(19)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(20)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

(21)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed August 9, 2012.

(22)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 7, 2014.

(23)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 7, 2014.

(24)	The schedules to Exhibits 10.17 and 10.18 have not been filed with this registration statement as they contain due diligence information which the Registrant does not believe is material to an investment decision.

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended September 30, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

As described in Note A2 — Revision of Prior Period Financial Statements, the Company has revised its consolidated financial statements for 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and our report dated June 29, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ WeiserMazars LLP

New York, New York
June 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Asta Funding, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive income, land cash flows of Asta Funding, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Asta Funding, Inc. and subsidiaries for the year ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

January 18, 2013 (except as to Note A [2], Revision of Prior Period Financial Statements, with respect to the impact on the year ended September 30, 2012, which is as of June 29, 2015)

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2014	2013 (As Revised)(1)
ASSETS
Cash and cash equivalents	$28,710,000	$35,179,000
Available-for-sale investments	66,799,000	58,035,000
Restricted cash	—	968,000
Consumer receivables acquired for liquidation (at net realizable value)	29,444,000	64,254,000
Structured settlements	42,079,000	—
Investment in personal injury claims, net	32,352,000	35,758,000
Due from third party collection agencies and attorneys	1,026,000	1,169,000
Prepaid and income taxes receivable	430,000	1,496,000
Furniture and equipment (net of accumulated depreciation of $4,499,000 at September 30, 2014 and $4,136,000 at September 30, 2013)	756,000	1,106,000
Deferred income taxes	6,786,000	7,772,000
Goodwill	2,770,000	1,410,000
Other assets	5,986,000	4,383,000

Total assets	$217,138,000	$211,530,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-recourse debt — Bank of Montreal	$—	$35,760,000
Other debt — CBC (includes non-recourse notes payable amounting to $12.7 million at September 30, 2014)	32,295,000	—
Other liabilities	3,587,000	2,486,000

Total liabilities	35,882,000	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued — 12,985,839 at September 30, 2014 and 14,917,977 at September 30, 2013; and outstanding — 12,985,839 at September 30, 2014 and 12,974,239 at September 30, 2013	130,000	149,000
Additional paid-in capital	63,102,000	79,104,000
Retained earnings	118,595,000	112,694,000
Accumulated other comprehensive income (loss), net of income taxes	142,000	(674,000)
Treasury stock (at cost), 0 shares at September 30, 2014 and 1,943,738 shares at September 30, 2013	—	(17,805,000)
Non-controlling interests	(713,000)	(184,000)

Total stockholders’ equity	181,256,000	173,284,000

Total liabilities and stockholders’ equity	$217,138,000	$211,530,000

(1)	For a discussion on the adjustments, see Note A2, Revision of Prior Period Financial Statements

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended September 30,
	2014	2013 (As Revised)(1)	2012 (As Revised)(1)
Revenues:
Finance income, net	$19,865,000	$31,762,000	$40,803,000
Personal injury claims income	7,134,000	6,438,000	1,647,000
Unrealized gain on structured settlements	2,840,000	—	—
Interest income on structured settlements	2,368,000	—	—

Total revenues	32,207,000	38,200,000	42,450,000
Forgiveness of non-recourse debt	26,101,000	—	—
Other income (includes ($143,000), ($252,000), and $339,000 during the years ended September 30, 2014, 2013 and 2012, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities).	1,777,000	1,611,000	2,256,000

	60,085,000	39,811,000	44,706,000

Expenses:
General and administrative expenses	28,192,000	24,212,000	23,640,000
Interest expense	1,260,000	1,300,000	2,539,000
Impairments of consumer receivables acquired for liquidation	19,591,000	10,990,000	1,771,000

	49,043,000	36,502,000	27,950,000

Income before income tax	11,042,000	3,309,000	16,756,000
Income tax expense (includes tax benefit / taxes of $59,000, ($100,000) and $137,000 during the years ended September 30, 2014, 2013 and 2012, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sales securities)	4,613,000	894,000	6,797,000

Net income	6,429,000	2,415,000	9,959,000
Less: net income attributable to non-controlling interests	528,000	406,000	31,000

Net income attributable to Asta Funding, Inc.	$5,901,000	$2,009,000	$9,928,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.45	$0.16	$0.71
Diluted	$0.45	$0.15	$0.69
Weighted average number of common shares outstanding:
Basic	12,981,076	12,952,150	14,077,650
Diluted	13,205,933	13,216,051	14,321,381

(1)	For a discussion on the adjustments, see Note A2, Revision of Prior Period Financial Statements

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
	2014	2013(1)	2012(1)
Comprehensive income is as follows:
Net income	$6,429,000	$2,415,000	$9,959,000

Net unrealized securities gain / (loss), net of tax (expense) / benefit of ($599,000), $705,000 and ($495,000), during the years ended September 30, 2014, 2013 and 2012, respectively.	900,000	(1,067,000)	733,000
Reclassification adjustments for securities sold, net of tax benefit / (expense) of $59,000, ($100,000) and $137,000, during years ended September 30, 2014, 2013 and 2012, respectively.	(84,000)	152,000	(202,000)

Other comprehensive income (loss)	816,000	(915,000)	531,000

Total comprehensive income	$7,245,000	$1,500,000	$10,490,000

(1)	For a discussion on the adjustments, see Note A2, Revision of Prior Period Financial Statements

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2014, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock(1)	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2011, as reported	14,639,456	$146,000	$74,793,000	$98,377,000	$(290,000)	$(70,000)	$—	$172,956,000
Cumulative impact of prior period revisions				4,521,000				4,521,000

Balance, September 30, 2011, as revised	14,639,456	146,000	74,793,000	102,898,000	(290,000)	$(70,000)	—	177,477,000
Exercise of options	139,500	2,000	608,000					610,000
Stock based compensation expense			1,623,000					1,623,000
Dividends				(1,111,000)				(1,111,000)
Purchase of treasury stock						(16,156,000)		(16,156,000)
Net income, as revised(2)				9,928,000			31,000	9,959,000
Unrealized loss on marketable securities					531,000			531,000

Balance, September 30, 2012, as revised(2)	14,778,956	148,000	77,024,000	111,715,000	241,000	(16,226,000)	31,000	172,933,000
Exercise of options	36,700		125,000					125,000
Stock based compensation expense			1,956,000					1,956,000
Restricted stock	102,321	1,000	(1,000)					—
Dividends				(1,030,000)				(1,030,000)
Purchase of treasury stock						(1,579,000)		(1,579,000)
Net income, as revised(2)				2,009,000			406,000	2,415,000
Unrealized loss on marketable securities					(915,000)			(915,000)
Distributions to non-controlling interest							(621,000)	(621,000)

Balance, September 30, 2013, as revised(2)	14,917,977	149,000	79,104,000	112,694,000	(674,000)	($17,805,000)	(184,000)	173,284,000
Exercise of options	11,600		40,000					40,000
Stock based compensation expense			1,744,000					1,744,000
Net income				5,901,000			528,000	6,429,000
Unrealized gain on marketable securities					816,000			816,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)			17,805,000		—
Distributions to non-controlling interest							(1,057,000)	(1,057,000)

Balance, September 30, 2014	12,985,839	$130,000	$63,102,000	$118,595,000	$142,000	$—	$(713,000)	$181,256,000

(1)	Treasury shares are as follows: September 30, 2011, 8,900; Purchase of treasury stock, 1,763,138; September 30, 2012, 1,772,038.
September	30, 2012, 1,772,038; Purchase of treasury stock, 171,700; September 30, 2013, 1,943,738.
September	30, 2013, 1,943,738; Retirement of treasury stock, (1,943,738); September 30, 2014, 0.

(2)	For a discussion on the adjustments, see Note A2, Revision of Prior Period Financial Statements

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2014	2013 (As Revised)(1)	2012 (As Revised)(1)
Cash flows from operating activities:
Net income	$6,429,000	$2,415,000	$9,959,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363,000	440,000	380,000
Deferred income taxes	446,000	57,000	3,318,000
Impairments of consumer receivables acquired for liquidation	19,591,000	10,990,000	1,771,000
Stock based compensation	1,744,000	1,956,000	1,623,000
Loss (gain) on sale of available-for-sale securities	143,000	252,000	(339,000)
Structured settlements — accrued interest	(2,282,000)	—	—
Structured settlements — gains	(2,840,000)	—	—
Forgiveness of non-recourse debt	(26,101,000)	—	—
Changes in:
Prepaid and income tax receivable	1,066,000	561,000	1,281,000
Due from third party collection agencies and attorneys	143,000	873,000	42,000
Other assets	(1,592,000)	(631,000)	(190,000)
Other liabilities	745,000	(434,000)	(247,000)

Net cash (used in) provided by operating activities	(2,145,000)	16,479,000	17,598,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(5,079,000)	(3,340,000)	(2,495,000)
Principal collected on consumer receivables acquired for liquidation	20,272,000	21,902,000	29,149,000
Principal collected on consume receivable accounts represented by account sales	26,000	433,000	67,000
Purchase of available-for-sale securities	(20,111,000)	(34,171,000)	(66,625,000)
Proceeds from sales of available-for-sale securities	12,560,000	33,076,000	22,656,000
Purchase of certificates of deposit	—	—	(45,121,000)
Proceeds from maturities of certificates of deposit	—	42,682,000	11,499,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—	—
Investments in personal injury claims — advances	(22,218,000)	(30,963,000)	(22,549,000)
Investments in personal injury claims — receipts	25,624,000	13,801,000	3,953,000
Investments in structured settlements — advances	(9,808,000)	—	—
Investments in structured settlements — receipts	3,287,000	—	—
Capital expenditures	(13,000)	(725,000)	(638,000)

Net cash (used in) provided by investing activities	(1,048,000)	42,695,000	(70,104,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	40,000	125,000	610,000
Purchase of treasury stock	—	(1,579,000)	(16,156,000)
Change in restricted cash	968,000	120,000	(57,000)
Dividends paid	—	(1,290,000)	(1,144,000)
Distributions to non-controlling interest	(1,057,000)	(621,000)	—
Repayments of non-recourse debt — Bank of Montreal, net	(9,659,000)	(25,703,000)	(10,141,000)
Borrowings of other debt — CBC	9,903,000	—	—
Repayments of other debt — CBC	(3,471,000)	—	—

Net cash used in financing activities	(3,276,000)	(28,948,000)	(26,888,000)

Net (decrease) increase in cash and cash equivalents	(6,469,000)	30,226,000	(79,394,000)
Cash and cash equivalents at beginning of year	35,179,000	4,953,000	84,347,000

Cash and cash equivalents at end of year	$28,710,000	$35,179,000	$4,953,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,004,000	$1,822,000	$2,570,000

Income taxes	$3,100,000	$—	$2,002,000

Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$30,436,000	—	—
Other debt — CBC	$23,363,000	—	—
Retirement of treasury stock	$17,505,000	—	—

(1)	For a discussion on the adjustments, see Note A2, Revision of Prior Period Financial Statements

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, not all wholly owned (collectively, the “Company”), has been engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, and semi-performing receivables, since 1994, as well as more recent business segments discussed below. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard®, Visa®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

The Company owns 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims and 80% of CBC Settlement Funding, LLC (“CBC”), which invests in structured settlements (see Note D: Acquisition of CBC).

Pegasus provides funding for individuals in need of short term funds pending insurance settlements of their personal injury claims. The funds will be recouped when the underlying insurance settlements are paid. The long periods of time taken by insurance companies to settle and pay such claims resulting from lengthy litigation and the court process is fueling the demand for such funding.

CBC provides liquidity to consumers by purchasing certain deferred payment streams including, but not limited to, structured settlements and annuities. CBC generates business from direct marketing as well as through wholesale purchases from brokers or other third parties. CBC has its principal office in Conshohocken, Pennsylvania. CBC primarily warehouses the receivables it originates and periodically resells or securitizes those assets on a pooled basis. The structured settlement marketplace is regulated by federal and state law, requiring that each transaction is reviewed and approved by court order.

GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[2] Revision of Prior Period Financial Statements:

Our previously reported results for the first three quarters in fiscal year 2014 reported finance income on the interest method in accordance with FASB Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. However, due to the Company’s inability to reasonably estimate the cash collections under the interest method, the Company was precluded from using the interest method and determined that the cost recovery method is the appropriate accounting method under the circumstances and has made adjustments to reflect the cost recovery method prospectively in the first interim period for the fiscal year ended September 30, 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revision of Prior Period Financial Statements (Continued):

We identified pre-tax errors in prior annual periods related to the application of the interest method for consumer receivables acquired for liquidation and accounted for under ASC 310-30. During those prior annual periods, the Company had determined the effective yield for its distressed consumer receivable portfolios by analyzing actual cash flows versus the amount of cash flows expected to be collected over the life of the loan as opposed to performing this analysis using the current cash flow variations (i.e., actual versus estimated cash flows within a particular quarter). As disclosed in the detail that follows, this misstatement resulted in an increase in finance receivables of approximately $6.4 million, with a decrease in deferred taxes of approximately $2.7 million and a resulting increase to retained earnings of approximately $3.7 million in this Form 10-K as of September 30, 2013. The effect on the fiscal year ended September 30, 2013 was a reduction of finance income of approximately $2.6 million with an associated tax benefit of approximately $0.3 million which resulted in net income attributable to Asta Funding, Inc. of $2.0 million or $0.15 per diluted share from $2.7 million or $0.21 per diluted share. The effect on the fiscal year ended September 30, 2012 was an increase of $0.2 million in finance income with an associated tax benefit of $0.1 million which resulted in net income attributable to Asta Funding, Inc. of $9.9 million or $0.69 per diluted share from $10.0 million or $0.70 per diluted share. The impact of the misstatements in the prior years’ financial statements was not material to any of those years, however, the cumulative effect of correcting all of the prior period misstatements in the current year would be material to our fiscal year 2014 consolidated financial statements. As such, consistent with the guidance in ASC Topic 250, we have accounted for these errors as a revision of prior period financial statements.

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

Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial misstatements” does not require previously filed reports to be amended. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the misstatements and concluded that they were not material to any of the Company’s previously issued annual financial statements.

Due to the immaterial nature of the misstatement corrections, the cumulative adjustments required to correct the misstatements in the financial statements are reflected in the revised stockholders’ equity as an adjustment to the beginning balance of retained earnings. The cumulative effect of those adjustments increased previously reported retained earnings by approximately $4.5 million. These adjustments also cumulatively impacted the following balance sheet line items as of September 30, 2013:

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revision of Prior Period Financial Statements: (Continued)

Consolidated Balance Sheet

	September 30, 2013
	As Reported	Adjustments	As Revised
ASSETS
Cash and cash equivalents	$35,179,000	$—	$35,179,000
Investments — available-for-sale	58,035,000	—	58,035,000
Restricted cash	968,000	—	968,000
Consumer receivables acquired for liquidation (at net realizable value)	57,900,000	6,354,000	64,254,000
Other investments, net	35,758,000	—	35,758,000
Due from third party collection agencies and attorneys	1,169,000	—	1,169,000
Prepaid and income taxes receivable	1,496,000	—	1,496,000
Furniture and equipment, net (net of accumulated depreciation of $4,136,000)	1,106,000	—	1,106,000
Deferred income taxes	10,443,000	(2,671,000)	7,772,000
Goodwill	1,410,000	—	1,410,000
Other assets	4,383,000	—	4,383,000

Total assets	$207,847,000	$3,683,000	$211,530,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-recourse debt	$35,760,000	$—	$35,760,000
Other liabilities	2,486,000	—	2,486,000

Total liabilities	38,246,000	—	38,246,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000; issued and outstanding — none	—	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued, 14,917,977, and outstanding, 12,974,239	149,000	—	149,000
Additional paid in capital	79,104,000	—	79,104,000
Retained earnings	109,011,000	3,683,000	112,694,000
Accumulated other comprehensive loss, net of income taxes	(674,000)	—	(674,000)
Treasury stock (at cost), 1,943,738 shares	(17,805,000)	—	(17,805,000)
Non-controlling interest	(184,000)	—	(184,000)

Total stockholders’ equity	169,601,000	3,683,000	173,284,000

Total liabilities and stockholders’ equity	$207,847,000	$3,683,000	$211,530,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revision of Prior Period Financial Statements: (Continued)

Consolidated Statements of Income

	Year Ended September 30, 2013
	As Reported	Adjustments	As Revised
Revenues:
Finance income, net	$34,363,000	$(2,601,000)	$31,762,000
Personal injury claims income	6,438,000	—	6,438,000

Total revenues	40,801,000	(2,601,000)	38,200,000
Other income (includes $252,000 accumulated other comprehensive income reclassifications for unrealized net loss on available for sale securities).	1,611,000	—	1,611,000

	42,412,000	(2,601,000)	39,811,000

Expenses:
General and administrative expenses	24,212,000	—	24,212,000
Interest expense	1,300,000	—	1,300,000
Impairments of consumer receivables acquired for liquidation	12,592,000	(1,602,000)	10,990,000

	38,104,000	(1,602,000)	36,502,000

Income before income tax	4,308,000	(999,000)	3,309,000
Income tax expense (includes tax benefit $100,000 of accumulated other comprehensive income reclassifications for unrealized net loss on available for sales securities)	1,164,000	(270,000)	894,000

Net income	3,144,000	(729,000)	2,415,000
Less: net income attributable to non-controlling interests	406,000	—	406,000

Net income attributable to Asta Funding, Inc.	$2,738,000	$(729,000)	$2,009,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.21	$(0.05)	$0.16
Diluted	$0.21	$(0.06)	$0.15
Weighted average number of common shares outstanding:
Basic	12,952,150		12,952,150
Diluted	13,216,051	—	13,216,051

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revision of Prior Period Financial Statements: (Continued)

Consolidated Statements of Income

	Year Ended September 30, 2012
	As Reported	Adjustments	As Revised
Revenues:
Finance income, net	$40,599,000	$204,000	$40,803,000
Personal injury claims income	1,647,000	—	1,647,000

Total revenues	42,246,000	204,000	42,450,000
Other income (includes $339,000 of accumulated other comprehensive income reclassifications for unrealized net gain on available for sale securities).	2,256,000	—	2,256,000

	44,502,000	204,000	44,706,000

Expenses:
General and administrative expenses	23,640,000	—	23,640,000
Interest expense	2,539,000	—	2,539,000
Impairments of consumer receivables acquired for liquidation	1,383,000	388,000	1,771,000

	27,562,000	388,000	27,950,000

Income before income tax	16,940,000	(184,000)	16,756,000
Income tax expense (includes taxes $137,000 of accumulated other comprehensive income reclassifications for unrealized net gain on available for sales securities)	6,872,000	(75,000)	6,797,000

Net income	10,068,000	(109,000)	9,959,000
Less: net income attributable to non-controlling interests	31,000	—	31,000

Net income attributable to Asta Funding, Inc.	$10,037,000	$(109,000)	$9,928,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.71	$0.00	$0.71
Diluted	$0.70	$(0.01)	$0.69
Weighted average number of common shares outstanding:
Basic	14,077,650	—	14,077,650
Diluted	14,321,381	—	14,321,381

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revision of Prior Period Financial Statements: (Continued)

Consolidated Statements of Cash Flows

	Year Ended September 30, 2013
	As Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$3,144,000	$(729,000)	$2,415,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,000	—	440,000
Deferred income taxes	326,000	(269,000)	57,000
Impairments of consumer receivables acquired for liquidation	12,592,000	(1,602,000)	10,990,000
Stock based compensation	1,956,000	—	1,956,000
Loss (gain) on sale of available-for-sale securities	252,000	—	252,000
Changes in:		—
Prepaid and income tax receivable	561,000	—	561,000
Due from third party collection agencies and attorneys	873,000	—	873,000
Other assets	(631,000)	—	(631,000)
Other liabilities	(434,000)	—	(434,000)

Net cash provided by operating activities	19,079,000	(2,600,000)	16,479,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(3,340,000)	—	(3,340,000)
Principal collected on consumer receivables acquired for liquidation	19,302,000	2,600,000	21,902,000
Principal collected on consume receivable accounts represented by account sales	433,000	—	433,000
Purchase of available-for-sale securities	(34,171,000)	—	(34,171,000)
Proceeds from sales of available-for-sale securities	33,076,000	—	33,076,000
Proceeds from maturities of certificates of deposit	42,682,000	—	42,682,000
Investments in personal injury claims — advances	(30,963,000)	—	(30,963,000)
Investments in personal injury claims — receipts	13,801,000	—	13,801,000
Capital expenditures	(725,000)	—	(725,000)

Net cash (used in) provided by investing activities	40,095,000	2,600,000	42,695,000

Cash flows from financing activities:
Proceeds from exercise of stock options	125,000	—	125,000
Purchase of treasury stock	(1,579,000)	—	(1,579,000)
Change in restricted cash	120,000	—	120,000
Dividends paid	(1,290,000)	—	(1,290,000)
Distributions to non-controlling interest	(621,000)	—	(621,000)
Repayments of non-recourse debt — Bank of Montreal, net	(25,703,000)	—	(25,703,000)

Net cash used in financing activities	(28,948,000)	—	(28,948,000)

Net increase in cash and cash equivalents	30,226,000	—	30,226,000
Cash and cash equivalents at beginning of year	4,953,000	—	4,953,000

Cash and cash equivalents at end of year	$35,179,000	$—	$35,179,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,822,000	$—	$1,822,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revision of Prior Period Financial Statements: (Continued)

Consolidated Statements of Cash Flows

	Year Ended September 30, 2012
	As Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$10,068,000	$(109,000)	$9,959,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,000	—	380,000
Deferred income taxes	3,393,000	(75,000)	3,318,000
Impairments of consumer receivables acquired for liquidation	1,383,000	388,000	1,771,000
Stock based compensation	1,623,000	—	1,623,000
Loss (gain) on sale of available-for-sale securities	(339,000)	—	(339,000)
Changes in:
Prepaid and income tax receivable	1,281,000	—	1,281,000
Due from third party collection agencies and attorneys	42,000	—	42,000
Other assets	(190,000)	—	(190,000)
Other liabilities	(247,000)	—	(247,000)

Net cash provided by operating activities	17,394,000	204,000	17,598,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,495,000)	—	(2,495,000)
Principal collected on consumer receivables acquired for liquidation	29,353,000	(204,000)	29,149,000
Principal collected on consume receivable accounts represented by account sales	67,000	—	67,000
Purchase of available-for-sale securities	(66,625,000)	—	(66,625,000)
Proceeds from sales of available-for-sale securities	22,656,000	—	22,656,000
Purchase of certificates of deposit	(45,121,000)	—	(45,121,000)
Proceeds from maturities of certificates of deposit	11,499,000	—	11,499,000
Investments in personal injury claims — advances	(22,549,000)	—	(22,549,000)
Investments in personal injury claims — receipts	3,953,000	—	3,953,000
Capital expenditures	(638,000)	—	(638,000)

Net cash (used in) provided by investing activities	(69,900,000)	(204,000)	(70,104,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	610,000	—	610,000
Purchase of treasury stock	(16,156,000)	—	(16,156,000)
Change in restricted cash	(57,000)	—	(57,000)
Dividends paid	(1,144,000)	—	(1,144,000)
Repayments of non-recourse debt — Bank of Montreal, net	(10,141,000)	—	(10,141,000)

Net cash used in financing activities	(26,888,000)	—	(26,888,000)

Net (decrease) increase in cash and cash equivalents	(79,394,000)	—	(79,394,000)
Cash and cash equivalents at beginning of year	84,347,000	—	84,347,000

Cash and cash equivalents at end of year	$4,953,000	$—	$4,953,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,570,000	$—	$2,570,000

Income taxes	$2,002,000	$—	$2,002,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Liquidity:

The Company’s cash requirements have been and will continue to be significant. In the past, we have depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. If approved, the payment of dividends is also a significant use of cash. We have depended solely on operating cash flow to fund the acquisition of portfolios, pay operating expenses, dividends, and taxes.

Net collections decreased $13.9 million or 25.8% from $54.1 million in fiscal year 2013 to $40.2 million in fiscal year 2014. Although the Company’s collections decreased from the prior year, the Company believes its net cash collections over the next twelve months, coupled with its current liquid cash balances, will be sufficient to cover its operating expenses.

[4] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio of $19.3 million as of September 30, 2014. See Note I — Debt, Non-Recourse Debt — Bank of Montreal for additional details.

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC and Blue Bell Receivables III, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities held structured settlements of $19.6 million and non-recourse notes payable of $12.7 million as of September 30, 2014. On November 26, 2014, CBC announced the completion of its fourth private placement, BBR IV, LLC, backed by structured settlement and fixed annuity payments (see Note V — Subsequent Events).

[5] Concentration of Credit Risk — Cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with eight banks that exceeded the balance insured by the FDIC by approximately $25.3 million at September 30, 2014. The Company does not believe it is exposed to any significant credit risk for cash.

[6] Available-for-Sale Investments:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Income recognition, Impairments and Accretable yield adjustments:

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

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return (“IRR”), estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual, or expected future cash flows are recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Under ASC 310, rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be written down to maintain the then current IRR. The Company switched to the cost recovery method of accounting as of October 1, 2013. See Note A(2) for more information.

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

The funding of matrimonial actions is on a non-recourse basis. Revenue from matrimonial actions is recognized under the cost recovery method.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related settlement. Changes in fair value are recorded in unrealized gain (loss) in structured settlements in our statements of income.

The Company recognizes revenue for GAR Disability Advocates when cases close and fees are collected.

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Income recognition, Impairments and Accretable yield adjustments: (Continued)

Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. Impairments of approximately $19.5 million were recorded in the fiscal year ended September 30, 2014. An impairment of approximately $11.0 million was recorded in the fiscal year ended September 30, 2013 and approximately $1.8 million was recorded in fiscal year 2012. Finance income is not recognized on cost recovery method portfolios until the cost of the portfolio is fully recovered. Collection projections are performed on both interest method and cost recovery method portfolios. With regard to the cost recovery portfolios, if collection projections indicate the carrying value will not be recovered, an impairment is required. As the Company switched to the cost recovery method on its current inventory of consumer receivable portfolios, there were no accretable yield adjustments recorded in the fiscal year ended September 30, 2014. Accretable adjustments were $0.6 million in fiscal year 2013 and not material in fiscal year 2012.

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

•

jobs or property of the customers found within portfolios. With our business model, this is of particular importance. Customers with jobs or property are more likely to repay their obligation through the lawsuit strategy and, conversely, customers without jobs or property are less likely to repay their obligation. The Company believes that customers with jobs or property are more likely to repay because courts have mandated the debtor must pay the debt. Ultimately, the debtor with property will pay to clear title or

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Income recognition, Impairments and Accretable yield adjustments: (Continued)

release a lien. The Company also believes that these customers generally might take longer to repay and that is factored into its initial expected cash flows; and

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

[8] Commissions and fees:

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

[9] Furniture, equipment and leasehold improvements:

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years). Amortization on leasehold improvements is provided by the straight line-method of the remaining life of the respective lease. An accelerated depreciation method is used for tax purposes.

[10] Income taxes:

Deferred federal and state taxes arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, all resulting in timing differences between financial accounting and tax reporting; iii) amortization of leasehold improvements resulting in timing differences between financial accounting and tax reporting; iv) stock based compensation; and v) partnership investments.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2014, 2013 and 2012:

	2014			2013 (As Revised)			2012 (As Revised )
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$5,901,000	12,981,076	$0.45	$2,009,000	12,952,150	$0.16	$9,928,000	14,077,650	$0.71

Dilutive effect of stock options		224,857	0.00		263,901	(0.01)		243,731	(0.02)

Diluted	$5,901,000	13,205,933	$0.45	$2,009,000	13,216,051	$0.15	$9,928,000	14,321,381	$0.69

At September 30, 2014, 960,559 options at a weighted average exercise price of $12.12 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2013, 606,332 options at a weighted average exercise price of $8.01 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2012, 1,210,396 options at a weighted average exercise price of $12.23 were not included in the diluted earnings per share calculation as they were anti-dilutive.

[12] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. With respect to income recognition the Company takes into consideration the relative credit quality of the underlying receivables constituting the portfolio acquired, the strategy involved to maximize the collections thereof, the time required to implement the collection strategy as well as other factors to estimate the anticipated cash flows. Actual results could differ from those estimates including management’s estimates of future cash flows and the resultant allocation of collections between principal and interest resulting therefrom. Downward revisions to estimated cash flows will result in impairments.

[13] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of income.

[14] Impact of Recently Issued Accounting Standards:

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[14] Impact of Recently Issued Accounting Standards (Continued):

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for the first interim or annual period beginning after December 15, 2015. We are currently reviewing this ASU to determine if it will have an impact on our consolidated financial statements.

[15] Reclassifications:

Certain items in the years ended September 30, 2013 and 2012 in the consolidated financial statements have been reclassified to conform to the current year’s presentation, primarily related to certain balance sheet and statement of income items.

NOTE B — AVAILABLE-FOR-SALE INVESTMENTS

Mutual funds investments classified as available-for-sale at September 30, 2014 and 2013 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2014	$66,559,000	$411,000	$(171,000)	$66,799,000
2013	$59,151,000	$27,000	$(1,143,000)	$58,035,000

The available-for-sale investments did not have any contractual maturities. The Company sold five investments during the year ended September 30, 2014, with an aggregate realized loss of $143,000. Additionally, the Company received $186,000 in capital gains distributions during fiscal year 2014. The Company sold four investments in fiscal year 2013, resulting in an aggregate realized loss of approximately $252,000. The realized gains and losses are all included as part of other income.

At September 30, 2014, there were six investments, four of which were in an unrealized loss position. Three of the four investments had unrealized losses existing for more than 12 months and one of the four for 12 months

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE B — AVAILABLE-FOR-SALE INVESTMENTS (CONTINUED)

or less. However, the Company was in an aggregate unrealized gain position, as the unrealized gain of the remaining two investments more than offset the unrealized loss of the four investments. At September 30, 2013, there were six investments, five of which were in an unrealized loss position. All of these securities were considered to be acceptable credit risks. Based on the evaluation of the available evidence at that time, including changes in market rates and credit rating information, management believed that any decline in fair value for these instruments would be temporary. In addition, management had the ability but did not believe it would be required to sell those investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of those securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

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

Prior to October 1, 2013 the Company accounted for certain of its investments in finance receivables using the interest method in accordance with the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

Once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and futureestimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

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

The Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

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

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods

	For the Year Ended September 30, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$8,071,000	$49,829,000	$57,900,000
Balance transferred to cost recovery — prior period adjustment	(1,304,000)	1,304,000	—
Adjustment for misapplication of the interest method to prior periods	6,354,000	—	6,354,000

Balance beginning of period, as restated	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisition of receivable portfolios	—	5,078,000	5,078,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(40,048,000)	(40,048,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(114,000)	(114,000)
Impairment	—	(19,591,000)	(19,591,000)
Finance income recognized	—	19,865,000	19,865,000

Balance, end of period	$—	$29,444,000	$29,444,000

Finance income as a percentage of collections	0%	49.5%	49.5%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

	For the Year Ended September 30, 2013 (As Revised)
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$12,326,000	$74,561,000	$86,887,000
Balance transferred to cost recovery — prior period adjustment	(2,692,000)	2,692,000	—
Adjustment for misapplication of the interest method to prior periods	5,852,000	1,500,000	7,352,000

Balance beginning of period, as revised	15,486,000	78,753,000	94,239,000
Acquisition of receivable portfolios	—	3,340,000	3,340,000
Net cash collections from collection of consumer receivables acquired for liquidation	(27,860,000)	(23,790,000)	(51,650,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(979,000)	(1,468,000)	(2,447,000)
Impairment	(840,000)	(10,150,000)	(10,990,000)
Finance income recognized(1)	27,314,000	4,448,000	31,762,000

Balance, end of period	$13,121,000	$51,133,000	$64,254,000

Finance income as a percentage of collections	94.7%	17.6%	58.7%

(1)	Includes $25.7 million derived from fully amortized portfolios. Finance income recognized from account sales amounted to $1.8 million.

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2014. The Company adjusts the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. There were no accretable yield adjustments in fiscal years 2014 and 2013. As the Company transferred the then remaining $5.5 million of interest method portfolios to the cost recovery method, there is no remaining projected accretable finance income. The accretable yield schedules for the fiscal years ended September 30, 2014 and 2013 are as follows:

Year Ended September 30, 2014
Balance at beginning of period, October 1, 2013	$7,679,000
Transfer to cost recovery	(7,679,000)

Balance at end of period, September 30, 2014	$0

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

Year Ended September 30, 2013
Balance at beginning of period, October 1, 2012	$13,508,000
Income recognized on finance receivables, net	(27,314,000)
Reclassifications from non-accretable difference(1)	21,485,000

Balance at end of period, September 30, 2013	$7,679,000

(1)	Includes portfolios that became zero based during the period, removal of zero basis portfolios from the accretable yield calculation and, other immaterial impairments and accretions based on the extension of certain collection curves.

During the year ended September 30, 2014, the Company purchased $478.9 million in face value receivables at a cost of $5.1 million. During the year ended September 30, 2013, the Company purchased $53.5 million in face value receivables at cost of $3.3 million.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2014, 2013 and 2012, respectively.

	For the Years Ended September 30,
	2014	2013	2012
Gross collections(1)	$67,913,000	$85,512,000	$108,487,000
Less: commissions and fees(2)	27,751,000	31,415,000	38,468,000

Net collections	$40,162,000	$54,097,000	$70,019,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Finance income recognized on net collections represented by account sales was $0.1 million, $1.8 million and $0.1 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

NOTE D — ACQUISITION OF CBC (AS REVISED)

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC, for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million. The 20% non-controlling interests are held by two of the original owners of CBC. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The non-controlling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The non-controlling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC. The non-controlling interest owners are employed by CBC. If the

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE D — ACQUISITION OF CBC (AS REVISED) (CONTINUED)

employment is terminated, other than for cause, CBC could be required to purchase their membership interest in CBC. If the employment is terminated for any other reason, CBC has the right to purchase their non-controlling interests. The purchase price would be determined by a third party appraiser and is payable over a period of time. The fair value of the put right was determined to be $0 at December 31, 2013. No re-measurement is required at September 30, 2014 as it is not probable that the put option will become redeemable. The acquisition provides the Company with the opportunity to further diversify its portfolio.

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

Cash	$351,000
Structured settlements	30,436,000
Other assets	11,000
Other liabilities	(356,000)
Other debt (see Note J: Other debt — CBC (including non-recourse notes payable amounting to $13.8 million)	(25,863,000)

Total identifiable net assets acquired	4,579,000
Goodwill (see Note H: Goodwill)	1,360,000

Purchase Price	$5,939,000

As the transaction was consummated on December 31, 2013, there were no actual operational results that were attributable to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal years 2013 and 2012. Total revenues, as reported, for the fiscal year ended September 30, 2014, were $32,207,000. On a pro forma basis, total revenues for the fiscal year ended September 30, 2014 would have been $33,842,000. Net income attributable to Asta Funding, Inc., as reported, for the fiscal year ended September 30, 2014, was $5,901,000. On a pro forma basis, net income attributable to Asta Funding, Inc. for the fiscal year ended September 30, 2014 would have been $5,943,000. Total revenues, as reported, for the fiscal years ended September 30, 2013 and 2012, were $38,200,000 and $42,450,000, respectively. On a pro forma basis, total revenues for the same prior year periods would have been $42,544,000 and $47,098,000, respectively. Net income attributable to Asta Funding, Inc., as reported, for the fiscal years ended September 30, 2013 and 2012 was $2,009,000 and $9,928,000, respectively. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $2,378,000 and $11,114,000, respectively, for the same prior year period. The Company, through CBC, earned $5.2 million in settlement income during the fiscal year ended September 30, 2014. The Company had a net invested balance of $42.1 million in structured settlements as of September 30, 2014. The results of CBC yielded income attributable to non-controlling interest of $70,000 for the nine month period ended September 30, 2014, the period in which CBC was part of the results of the Company.

NOTE E — STRUCTURED SETTLEMENTS

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of income.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE E — STRUCTURED SETTLEMENTS (CONTINUED)

Structured settlements consist of the following as of September 30, 2014:

Maturity value	$64,852,000
Unearned income	(22,773,000)

Net carrying value	$42,079,000

Encumbrances on structured settlements as of September 30, 2014 are:

Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025(1)	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026(1)	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032(1)	4,828,000
$22,000,000 revolving line of credit(1)	19,583,000

Encumbered structured settlements	32,295,000
Structured settlements not encumbered	9,784,000

Total structured settlements	$42,079,000

(1)	See Note J — Other Debt — CBC

At September 30, 2014, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2015	$4,703,000
September 30, 2016	4,989,000
September 30, 2017	4,688,000
September 30, 2018	3,835,000
September 30, 2019	3,956,000
Thereafter	42,681,000

Total	$64,852,000

NOTE F — OTHER INVESTMENTS

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. The Company, through Pegasus, earned $7.1 million in interest and fees during fiscal year 2014 compared to $6.4 million and $1.6 during fiscal years 2013 and 2012, respectively. The Company had a net invested balance in personal injury

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE F — OTHER INVESTMENTS (CONTINUED)

Personal Injury Claims (Continued)

claims of $32.4 million and $35.8 million on September 30, 2014 and 2013, respectively. The results of Pegasus yielded income attributable to non-controlling interest of $458,000 for the year-ended September 30, 2014 compared to $406,000 and $31,000 for the years ended September 30, 2013 and 2012, respectively. Pegasus records reserves for bad debts, which, at September 30, 2014, amounted to $2.5 million, as follows:

Year Ended
September 30, 2014
Balance at beginning of period	$2,248,000
Provisions for losses	1,707,000
Write offs	(1,481,000)

Balance at end of period	$2,474,000

Matrimonial Claims

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The loan balance at September 30, 2014 was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of September 30, 2014, the Company’s investment in cases through BPCM was approximately $2.4 million. The Company recognized no income during fiscal year 2014 compared to $34,000 and $165,000 during fiscal years 2013 and 2012, respectively.

NOTE G — FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2014 and 2013 consist of the following:

	2014	2013
Furniture	$323,000	$310,000
Equipment	3,622,000	3,622,000
Software	1,211,000	1,211,000
Leasehold improvements	99,000	99,000

	5,255,000	5,242,000
Less accumulated depreciation	4,499,000	4,136,000

	$756,000	$1,106,000

Depreciation expense for the years ended September 30, 2014, 2013 and 2012 aggregated $363,000, $440,000 and $380,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE H — GOODWILL

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made. For each of the fiscal years ended September 30, 2014 and 2013, management has determined that there was no impairment loss required to be recognized in the carrying value of goodwill.

The goodwill balances at September 30, 2014 and 2013 are as follows:

	2014	2013
Balance at beginning of period	$1,410,000	$1,410,000
Goodwill from acquisition (see Note D: Acquisition of CBC)	1,360,000	—

Balance at end of period	$2,770,000	$1,410,000

NOTE I — NON-RECOURSE DEBT

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

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation has been paid in full, Palisades XVI has been released from further debt obligations from the RFA. The Company has recorded as other income, forgiveness of non-recourse debt, in the amount of approximately $26.1 million, pre-tax in the third quarter of fiscal year 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE I — NON-RECOURSE DEBT (CONTINUED)

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. Through the period ended September 30, 2014, the Company did not use this facility.

NOTE J — OTHER DEBT — CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note D — Acquisition of CBC) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into the Sixth Amendment whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. On July 15, 2014, CBC entered into the Seventh Amendment, extending the revolving line of credit to $20 million. On September 29, 2014, CBC entered into the Eighth Amendment, further extending the credit line to $22 million. The expiration date remains at February 28, 2015. As of September 30, 2014, the debt amounted to $32.3 million, which consists of a $19.6 million drawdown from a line of credit ($2.4 million available) from an institutional source and $12.7 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. On November 26, 2014, CBC announced completion of its fourth private placement. On March 11, 2015, CBC entered into the Ninth Amendment, extending the maturity date and the revolving line of credit maximum revolver amount (see Note V — Subsequent Events for additional information). The following table details the other debt at September 30, 2014:

	Interest Rate	Balance
Notes payable with varying monthly installments:
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,828,000

Subtotal notes payable		12,712,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.75%	19,583,000

Total debt — CBC		$32,295,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE K — OTHER LIABILITIES

Other liabilities as of September 30, 2014 and 2013 are as follows:

	2014	2013
Accounts payable and accrued expenses	$3,126,000	$2,274,000
Other	461,000	212,000

Total other liabilities	$3,587,000	$2,486,000

NOTE L — INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 2014, 2013 and 2012 are as follows:

	2014	2013 (As Revised)	2012 (As Revised)
Current:
Federal	$4,148,000	$561,000	$3,437,000
Federal true up	18,000	—	42,000

	4,166,000	561,000	3,479,000

Deferred:
Federal	(1,620,000)	212,000	1,738,000
State	2,067,000	121,000	1,580,000

	447,000	333,000	3,318,000

Provision for income taxes	$4,613,000	$894,000	$6,797,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2014, 2013 and 2012 as follows:

		2013	2012
	2014	(As Revised)	(As Revised)
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.5	6.1	6.1
State tax rate change	8.4	—	—
Permanent difference in municipal interest	(3.3)	(7.5)	—
Permanent difference other	0.2	(0.7)	—
Federal prior year provision to return difference	0.2	(2.1)	0.2
Other	(2.2)	(2.8)	0.3

Effective income tax rate	41.8%	27.0%	40.6%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE L — INCOME TAXES (CONTINUED)

The Company recognized a net deferred tax asset of $6,786,000 and $7,772,000 as of September 30, 2014 and 2013, respectively. The components are as follows:

	September 30,	September 30,
	2014	2013
Deferred and accrued revenue	$7,000	$(414,000)
Impairments/bad debt reserves/Prior period adjustments	915,000	2,570,000
State tax net operating loss carryforward	9,958,000	9,524,000
Stock based compensation	2,814,000	2,133,000
Unrealized gain on structured settlements	(930,000)	—
Depreciation, amortization and other	(249,000)	(312,000)

Deferred income taxes	12,515,000	13,501,000
Deferred tax valuation allowance	(5,729,000)	(5,729,000)

Deferred income taxes	$6,786,000	$7,772,000

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss (“NOL”) carryforwards (from September 30, 2009) is September 30, 2029. The New Jersey NOL carryforward balance as of September 30, 2014 is approximately $110.6 million. There are no federal NOL carryforwards.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2014. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $5.7 million as of September 30, 2014. The deferred tax valuation allowance remained the same as that reported on September 30, 2013. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties arising from uncertain tax positions will be presented as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for 2014 and 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE L — INCOME TAXES (CONTINUED)

The corporate federal income tax returns of the Company for 2008 through 2013 are subject to examination by the Internal Revenue Service (“IRS”) generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s federal income tax returns would be audited. The current IRS audit period is 2008 through 2012. This audit is currently in progress. Additional tax liabilities, penalties and interest thereon when determined could have a material impact on the Company’s financial statements.

NOTE M — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas, (iii) New York, New York and (iv) Conshohocken, Pennsylvania. The leases are operating leases, and the Company incurred related rent expense in the amounts of $617,000, $554,000 and $413,000 during the years ended September 30, 2014, 2013 and 2012, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2015	$739,000
2016	705,000
2017	425,000
2018	180,000
2019	185,000
Thereafter	63,000

$2,297,000

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

The Company is fully cooperating with several state agencies in connection with subpoenas seeking information and/or documentation regarding business practices. The Company has not made any provision with respect to these matters in the financial statements because the Company does not believe that they are material to its business and financial condition.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE N — CONCENTRATIONS

At September 30, 2014, approximately 37% of the Company’s portfolio face value was serviced by five collection organizations. The Company has servicing agreements in place with these five collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

NOTE O — STOCK OPTION PLANS

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. As of September 30, 2014, the Company has granted 371,700 options and 102,321 shares of restricted stock since inception of the 2012 Plan. Additionally, 40,300 options have been cancelled during that time period, leaving 1,566,279 shares available as of September 30, 2014. As of September 30, 2014, approximately 53 of the Company’s employees were eligible to participate in the 2012 Plan.

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

September 30, 2014 and 2013

NOTE O — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the income statement rather than a disclosure in the notes to the Company’s consolidated financial statements.

In February 2014, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 5,000 stock options to a consultant of the Company. The exercise price of these was at the market price on that date. The options vested immediately. The weighted average assumptions used in the option pricing model were as follows:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE O — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

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

On December 22, 2011, the remaining 90,000 stock options were granted to selected non-officer employees of the Company. The exercise price of all stock options was at the market price on the date of the grant. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	10.0
Expected volatility	95.7%
Dividend yield	1.03%

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	1,622,771	$11.31	1,499,471	$11.27	1,294,271	$11.41
Options granted	161,700	8.48	210,000	9.36	360,000	7.87
Options cancelled	(369,612)	12.33	(50,000)	7.77	(15,300)	6.00
Options exercised	(11,600)	3.46	(36,700)	3.41	(139,500)	4.36

Outstanding options at the end of year	1,403,259	$10.78	1,622,771	$11.31	1,499,471	$11.27

Exercisable options at the end of year	888,587	$12.15	1,108,271	$12.62	1,000,904	$12.93

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE O — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

The Company recognized $1,418,000 of compensation expense related to stock options, for fiscal year 2014. The Company recognized $1,683,000 and $1,538,000 of compensation expense related to stock options in the fiscal years ended September 30, 2013 and 2012, respectively. As of September 30, 2014, there was $1,466,000 of unrecognized compensation cost related to unvested stock options. The weighted average remaining period over which such costs are expected to be recognized is 1.6 years.

The intrinsic value of the outstanding and exercisable options as of September 30, 2014 was approximately $329,000 and $241,000, respectively. The intrinsic value of the options exercised during fiscal years 2014 and 2013 was approximately $57,000 and $213,000, respectively. The fair value of the options exercised during the fiscal years ended September 30, 2014 and 2013 was approximately $97,000 and $339,000, respectively. The proceeds from the exercise of stock options during the fiscal years ended September 30, 2014 and 2013 were approximately $40,000 and $125,000, respectively. The weighted average remaining contractual life of exercisable options as of September 30, 2014 is 3.8 years. The fair value of the stock options that vested during the 2014 and 2013 fiscal years was approximately $740,000 and $1,254,000, respectively. The fair value of options granted during the fiscal years ended September 30, 2014 and 2013 was approximately $1,372,000 and $1,966,000, respectively.

The following table summarizes information about the plans’ outstanding options as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.8751 - $ 5.7500	7,200	4.6	$2.95	7,200	$2.95
$ 5.7501 - $ 8.6250	869,900	6.9	7.94	471,900	7.79
$ 8.6251 - $17.2500	175,000	8.3	9.40	58,328	9.39
$17.2501 - $20.1250	336,159	0.1	18.22	336,159	18.22
$25.8751 - $28.7500	15,000	2.2	28.75	15,000	28.75

	1,403,259	5.4	$10.78	888,587	$12.15

The following table summarizes information about restricted stock transactions:

	Year Ended September 30, 2014 Shares	Weighted Average Grant Date Fair Value	Year Ended September 30, 2013 Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	102,321	$9.57	10,922	$7.63
Awards granted	—	0.00	102,321	9.57
Vested	(34,107)	9.57	(10,922)	7.63
Forfeited	—	0.00	—	0.00

Unvested at the end of period	68,214	$9.57	102,321	$9.57

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE O — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

The Company recognized $326,000, $273,000 and $85,000 of compensation expense during the fiscal years ended September 30, 2014, 2013 and 2012, respectively, for restricted stock. As of September 30, 2014, there was a total of $397,000 of unrecognized compensation cost related to unvested restricted stock. The weighted average remaining period over which such costs are recognized is 1.2 years. There were no restricted stock awards granted during fiscal year 2014. The fair value of the restricted stock awards granted during the first quarter of fiscal year 2013 was approximately $979,000.The fair value of the restricted stock awards vested during the fiscal years ended September 30, 2014 and 2013 was approximately $326,000 and $83,000, respectively.

The Company recognized an aggregate total of $1,744,000, $1,956,000 and $1,623,000 in compensation expense for the fiscal years ended September 30, 2014, 2013 and 2012, respectively, for the stock options and restricted stock grants. As of September 30, 2014, there was a total of $1,843,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

NOTE P — STOCKHOLDERS’ EQUITY

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

Dividends are at the discretion of the board of directors and will depend upon the Company’s financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2014, there were no such restrictions. No dividends were declared for fiscal year 2014.

On March 9, 2012, the Company adopted a Rule 10b5-1 Plan in conjunction with its share repurchase program. The Board of Directors approved the purchase of up to $20 million of the Company’s common stock, which was effective through March 11, 2013. This share repurchase authorization superseded the authorization to repurchase shares in June 2011, pursuant to which the Company repurchased approximately 59,000 shares at an aggregate cost of approximately $457,000. The Company purchased approximately 885,000 shares at an aggregate cost of approximately $7.9 million under the Rule 10b5-1 Plan. Additionally, in June 2012, the Company repurchased 1.0 million shares of its common stock for $9.4 million in a privately negotiated transaction outside of the Rule 10b5-1 Plan. No shares were repurchased in fiscal year 2014.

NOTE Q — RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2014, 2013 and 2012 were $119,000, $88,000 and $108,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE R — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Available-for-sale investments (Level 1)	$66,799,000	$66,799,000	$58,035,000	$58,035,000
Consumer receivables acquired for liquidation (Level 3)	29,444,000	50,962,000	64,254,000	70,875,000
Structured settlements (Level 3)	42,079,000	42,079,000	—	—
Financial liabilities
Non-Recourse Debt (Level 3)	—	—	35,760,000	27,000,000
Other debt — CBC, revolving line of credit (Level 3)	19,583,000	19,583,000	—	—
Other debt — CBC, non-recourse notes payable with varying installments (Level 3)	12,712,000	12,712,000	—	—

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

Non-Recourse Debt — carries a variable rate. The fair value at September 30, 2013 was determined as a result of the forecasted future collections of the Portfolio Purchase.

Other debt CBC, revolving line of credit — The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments — The fair value at September 30, 2014 was based on the discounted forecasted future collections of the structured settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE R — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of September 30, 2014, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2014. The Company had no Level 2 or Level 3 available-for-sale investments during the fiscal year ended September 30, 2014.

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of September 30, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$42,079,000	Discounted cash flow	Discount rate	5.5%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2014 were as follows:

Balance at September 30, 2013	$0
Acquisition of CBC (see Note 5)	30,436,000
Total gains included in earnings	2,840,000
Purchases	9,808,000
Sales	—
Interest accreted	2,282,000
Payments received	(3,287,000)

Total	$42,079,000

The amount of total gains for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets held at September 30, 2014	$2,840,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE R — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

Fair Value Hierarchy (Continued)

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the year ended September 30, 2014 are reported in the following revenue categories:

Total gains (losses) included in earnings in fiscal year 2014	$2,840,000

Change in unrealized gains (losses) relating to assets still held at September 30, 2014	$2,840,000

NOTE S — RELATED PARTY TRANSACTIONS

On December 12, 2011, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provided consulting services which included, but was not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“Services”). The Consulting Agreement was for a period of two years, which ended on December 31, 2013 and Piccolo received compensation of $150,000 per annum payable monthly, a bonus of $25,000 per new transaction closed by the Company with Piccolo’s assistance (if any), and 30,000 options per year, with such options vesting in three equal annual installments on the first, second and third anniversaries of the first grant date. The Company paid Piccolo $25,000, $150,000, and $125,000 in the fiscal years ended September 30, 2014, 2013 and 2012, respectively. This agreement was not renewed, however, there are ongoing discussions for a new agreement.

NOTE T — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014 (As Restated)(1)
Total revenue	$7,427,000	$7,771,000	$8,259,000	$8,750,000	$32,207,000
Income before income taxes	2,194,000	126,000	7,680,000	1,042,000	11,042,000
Net income attributable to Asta Funding, Inc.	947,000	75,000	4,687,000	192,000	5,901,000
Basic net income per share attributable to Asta Funding, Inc.	$0.07	$0.01	$0.36	$0.01	$0.45
Diluted net income per share attributable to Asta Funding, Inc.	$0.07	$0.01	$0.35	$0.01	$0.45
2013 (As Revised)
Total revenue	$9,672,000	$9,030,000	$11,259,000	$8,239,000	$38,200,000
Income (loss) before income taxes	4,224,000	2,725,000	(5,612,000)	1,972,000	3,309,000
Net income (loss) attributable to Asta Funding, Inc.	2,488,000	1,599,000	(3,369,000)	1,291,000	2,009,000
Basic net income (loss) per share attributable to Asta Funding, Inc.	$0.19	$0.12	$(0.26)	$0.10	$0.16
Diluted net income (loss) per share attributable to Asta Funding, Inc.	$0.19	$0.12	$(0.26)	$0.10	$0.15

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.
(1)	The first three quarters of fiscal year 2014 have been restated.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE U — SEGMENT REPORTING

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, Personal injury claims, structured settlements and disability advocacy. The four reportable segments consist of the following:

•

Consumer receivables — segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims — Pegasus Funding, LLC , an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•

Structured settlements. On December 31, 2013, the Company purchased an 80% interest in CBC Settlement Funding, LLC. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•

GAR Disability Advocates is a non-attorney advocacy group, which obtains and represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes and other assets.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

NOTE U — SEGMENT REPORTING (CONTINUED)

(Dollars in millions)	Fiscal Year	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Revenues	2014	$19.8	$7.2	$5.2	$—	$—	$32.2
	2013	31.8	6.4	—	—	—	38.2
	2012	40.8	1.6	—	—	—	42.4
Other income	2014	26.1	—	—	0.4	1.4	27.9
	2013	—	—	—	—	1.6	1.6
	2012	—	—	—	—	2.3	2.3
Income before income taxes	2014	18.9	2.3	0.4	(2.7)	(7.9)	11.0
	2013	10.1	2.0	—	(1.2)	(7.6)	3.3
	2012	23.1	0.1	—	—	(6.4)	16.8
Total assets	2014	30.5	34.0	38.5	1.0	113.1	217.1
	2013	65.4	36.8	—	0.2	109.1	211.5
	2012	96.3	21.5	—	—	119.8	237.6
Capital expenditures	2014	—	—	—	—	—	—
	2013	—	—	—	—	0.7	0.7
	2012	—	—	—	—	0.6	0.6
Depreciation	2014	—	—	—	—	0.4	0.4
	2013	—	—	—	—	0.4	0.4
	2012	—	—	—	—	0.4	0.4

The Company does not have any intersegment revenue transaction.

NOTE V — SUBSEQUENT EVENTS

On October 9, 2014, the Company purchased $5.0 million of shares in the Topaz MP Fixed Income Fund, a specialized fund that will invest in portfolios of small non-performing consumer loans originated in Italy.

On November 26, 2014, CBC announced the completion of its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $20.8 million of fixed rate asset-backed notes with a yield of 5.4% (see Note J — Other Debt — CBC).

On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions are materially unchanged (see Note J — Other Debt — CBC).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 29, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern Gary Stern	Chairman of the Board, President, and Chief Executive Officer	June 29, 2015

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	June 29, 2015

/s/ Arthur Stern Arthur Stern	Chairman Emeritus and Director	June 29, 2015

/s/ Edward Celano Edward Celano	Director	June 29, 2015

/s/ Harvey Leibowitz Harvey Leibowitz	Director	June 29, 2015

/s/ David Slackman David Slackman	Director	June 29, 2105

/s/ Louis A. Piccolo Louis A. Piccolo	Director	June 29, 2015