Form 10-Q
period 2014-12-31
ASTA FUNDING INC
filed 2015-06-29
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of June 25, 2015, the registrant had 13,060,839 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS
Cash and cash equivalents	$28,075,000	$28,710,000
Available for sale investments	66,991,000	66,799,000
Consumer receivables acquired for liquidation (at net realizable value)	25,728,000	29,444,000
Structured settlements	46,031,000	42,079,000
Investment in personal injury claims	33,378,000	32,352,000
Other investments	5,000,000	—
Due from third party collection agencies and attorneys	933,000	1,026,000
Prepaid and income taxes receivable	211,000	430,000
Furniture and equipment, net	606,000	756,000
Deferred income taxes	6,907,000	6,786,000
Goodwill	2,770,000	2,770,000
Other assets	6,672,000	5,986,000

Total assets	$223,302,000	$217,138,000

LIABILITIES
Other debt – CBC (including non-recourse notes payable amounting to $33.2 million at December 31, 2014 and $12.7 million at September 30, 2014)	$38,472,000	$32,295,000
Other liabilities	2,852,000	3,587,000

Total liabilities	41,324,000	35,882,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 13,060,839 at December 31, 2014 and 12,985,839 at September 30, 2014	130,000	130,000
Additional paid-in capital	64,002,000	63,102,000
Retained earnings	118,965,000	118,595,000
Accumulated other comprehensive income	(128,000)	142,000
Non-controlling interest	(991,000)	(713,000)

Total stockholders’ equity	181,978,000	181,256,000

Total liabilities and stockholders’ equity	$223,302,000	$217,138,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2014	December 31, 2013
Revenues
Finance income, net	$5,037,000	$4,648,000
Personal injury claims income	2,488,000	2,779,000
Unrealized gains on structured settlements	1,202,000	—
Interest income on structured settlements	941,000	—

Total revenues	9,668,000	7,427,000

Other income (includes $39,000 and ($25,000) during the three month periods ended December 31, 2014 and 2013, respectively, of accumulated other comprehensive income reclassification for unrealized net losses on available for sale securities)	794,000	543,000

	10,462,000	7,970,000

Expenses
General and administrative	9,554,000	5,767,000
Interest expense	489,000	9,000

	10,043,000	5,776,000

Income before income taxes	419,000	2,194,000
Income tax expense (includes tax (expense)/ benefit of ($16,000) and 10,000 during the three month periods ended December 31, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities)	98,000	798,000

Net income	321,000	1,396,000
Less: net income attributable to non-controlling interest	(49,000)	449,000

Net income attributable to Asta Funding, Inc.	$370,000	$947,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.03	$0.07

Diluted	$0.03	$0.07

Weighted average number of shares outstanding:
Basic	13,013,719	12,974,239

Diluted	13,308,573	13,200,084

See Notes to Condensed Consolidated Financial Statement

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

December 31, 2014 and 2013

(Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Comprehensive income is as follows:
Net income	$321,000	$1,396,000

Net unrealized securities loss, net of tax benefit of $0 and $58,000 during the 3 month periods ended December 31, 2014 and 2013, respectively	(300,000)	(66,000)
Reclassification adjustments for securities sold during the period, net of tax benefit / (expense) of $16,000 and $10,000 for the 3 months ended December 2014 and 2013, respectively	30,000	(15,000)

Other comprehensive loss	(270,000)	(81,000)

Total comprehensive income	$51,000	$1,315,000

See Notes to Condensed Consolidated Financial Statement

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, September 30, 2014	12,985,839	$130,000	$63,102,000	$118,595,000	$142,000	$(713,000)	$181,256,000
Exercise of options	60,000	—	469,000	—	—	—	469,000
Stock based compensation expense	—	—	431,000	—	—	—	431,000
Restricted stock	15,000	—	—	—	—	—	—
Net income	—	—	—	370,000	—	(49,000)	321,000
Unrealized gain on marketable securities	—	—	—	—	(270,000)	—	(270,000)
Distributions to non-controlling interest	—	—	—	—	—	(229,000)	(229,000)

Balance, December 31, 2014	13,060,839	$130,000	$64,002,000	$118,965,000	$(128,000)	$(991,000)	$181,978,000

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock (1)	Interest	Equity
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$112,694,000	$(674,000)	($17,805,000)	$(184,000)	$173,284,000
Stock based compensation expense	—	—	418,000	—	—	—	—	418,000
Net income, as restated	—	—	—	947,000	—	—	449,000	1,396,000
Unrealized loss on marketable securities	—	—	—	—	(81,000)	—	—	(81,000)
Distributions to non-controlling interest	—	—	—	—	—	—	(282,000)	(282,000)

Balance, December 31, 2013	14,917,977	$149,000	$79,522,000	$113,641,000	$(755,000)	($17,805,000)	$(17,000)	$174,735,000

(1)	Treasury shares are as follows: September 30, 2013, 1,923,738; December 31, 2013, 1,923,738.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities
Net income	$321,000	$1,396,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,000	150,000
Deferred income taxes	(121,000)	(446,000)
Stock based compensation	432,000	418,000
Loss on sale of available-for-sale securities	(39,000)	25,000
Structured settlements – accrued interest	(1,202,000)	—
Structured settlements – gains	(907,000)	—
Changes in:
Prepaid and income taxes receivable	219,000	1,245,000
Due from third party collection agencies and attorneys	93,000	490,000
Other assets	(686,000)	(327,000)
Other liabilities	(735,000)	(736,000)

Net cash (used in) provided by operating activities	(2,475,000)	2,215,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	—	(520,000)
Principal collected on receivables acquired for liquidation	3,713,000	5,556,000
Principal collected on receivables accounts represented by account sales	3,000	—
Purchase of available-for-sale securities	(5,443,000)	(5,618,000)
Proceeds from sale of available-for-sale securities	5,020,000	5,000,000
Purchase of other investments	(5,000,000)	—
Cash paid for acquisition (net of cash acquired)	—	(5,588,000)
Investments in personal injury claims – advances	(5,311,000)	(4,519,000)
Investments in personal injury claims – receipts	6,337,000	9,788,000
Investments in structured settlements – advances	(3,108,000)	—
Investments in structured settlements – receipts	1,265,000	—

Net cash (used in) provided by investing activities	(4,576,000)	4,099,000

Cash flows from financing activities
Proceeds from exercise of stock options	468,000	—
Changes in restricted cash	—	20,000
Distribution to non-controlling interest	(229,000)	(282,000)
Repayments of non-recourse debt – Bank of Montreal	—	(2,628,000)
Borrowings of other debt – CBC	24,574,000	—
Repayment of other debt – CBC	(18,397,000)	(2,500,000)

Net cash provided by (used in) financing activities	6,416,000	(5,390,000)

Net (decrease) increase in cash and cash equivalents	(635,000)	924,000
Cash and cash equivalents at beginning of period	28,710,000	35,179,000

Cash and cash equivalents at end of period	$28,075,000	$36,103,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$543,000	$10,000

Supplemental disclosure of non-cash investing and financing activities:
Structure settlement	—	$30,436,000
Other debt - CBC	—	23,363,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, not all wholly owned (collectively, the “Company”), has been engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables and semi-performing receivables, since 1994, as well as more recent business segments, discussed below. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard®, Visa®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

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

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014, the condensed consolidated statements of income for the three month periods ended December 31, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three month periods ended December 31, 2014 and 2013, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2014 and 2013 the condensed consolidated statements of cash flows for the three month periods ended December 31, 2014 and 2013, are unaudited. The September 30, 2014 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2014 and September 30, 2014, the results of operations for the three month periods ended December 31, 2014 and 2013 and cash flows for the three month periods ended December 31, 2014 and 2013 have been made. The results of operations for the three month periods ended December 31, 2014 and 2013 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”), which, as of December 31, 2014, had a value of $17.0 million.

Blue Bell Receivables I, LLC (“BBR I”), Blue Bells Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”) and Blue Bell Receivables IV, LLC (“BBR IV”), collectively the “Blue Bell Entities”, are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $46.0 million and the non-recourse notes payable of $33.1 million as of December 31, 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Business and Basis of Presentation (continued)

Basis of Presentation (continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the resulting rates of return.

Concentration of Credit Risk—Cash

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 11 banks at December 31, 2014 that exceeded the balance insured by the FDIC by approximately $24.3 million. The Company does not believe it is exposed to any significant credit risk for cash.

Reclassifications

Personal injury claims income had previously been included in other income in the prior period’s financial statements and has been reclassified to revenue in the current period’s statement of income.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical equivalent. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has reviewed this ASU and has elected to early adopt these amendments in the current reporting period and has removed certain investments that are measured using the NAV practical expedient from the fair value hierarchy in all periods presented in the Company’s consolidated financial statements.

Note 2 — Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 — Available-for-Sale Investments

Investments classified as available-for-sale at December 31, 2014 and September 30, 2014, consist of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2014	$67,021,000	$188,000	$(218,000)	$66,991,000
September 30, 2014	$66,559,000	$411,000	$(171,000)	$66,799,000

The available-for-sale investments do not have any contractual maturities. The Company sold two investments during the first quarter of fiscal year 2015, with a realized gain of $39,000. Additionally, the Company received $234,000 in capital gains distributions during the first quarter of fiscal year 2015. In the first quarter of fiscal year 2014, the Company sold one investment with a realized loss of $25,000 and also received $186,000 in capital gains distributions during that quarter. The Company recorded an aggregate realized gain of $273,000 and $161,000 related to its available-for-sale securities during the first quarter of fiscal years 2015 and 2014, respectively.

At December 31, 2014, there were seven investments, five of which were in an unrealized loss position. Of these five investments, three had current unrealized losses that had existed for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals primarily throughout the United States.

The Company may accounts for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

The Company can account for certain of its investments in finance receivables using the interest method under the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

Despite all of the Company’s portfolios being on the cost recovery method, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual accounts receivable were not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

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

The Company may aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31, 2014
		Cost
	Interest	Recovery
	Method	Method	Total
Balance, beginning of period	$—	$29,444,000	$29,444,000
Acquisitions of receivable portfolio	—	—	—
Net cash collections from collection of consumer receivables acquired for liquidation	—	(8,750,000)	(8,750,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(3,000)	(3,000)
Finance income recognized	—	5,037,000	5,037,000

Balance, end of period	$—	$25,728,000	$25,728,000

Finance income as a percentage of collections	—	57.5%	57.5%

	For the Three Months Ended December 31, 2013
		Cost
	Interest	Recovery
	Method	Method	Total
Balance beginning of period	13,121,000	51,133,000	64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisitions of receivable portfolio	—	520,000	520,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,203,000)	(10,203,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(1,000)	(1,000)
Finance income recognized	—	4,648,000	4,648,000

Balance, end of period	$—	$59,218,000	$59,218,000

Finance income as a percentage of collections	—	45.6%	45.6%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Consumer Receivables Acquired for Liquidation (continued)

During the three months ended December 31, 2014, the Company did not purchase any consumer receivable portfolios. During the three months ended December 31, 2013, the Company purchased $8.6 million of face value portfolios at a cost of $0.5 million, which are accounted for on the cost recovery method.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2014 and 2013, respectively.

	For the Three Months Ended December 31,
	2014	2013
Gross collections (1)	$15,192,000	$17,325,000

Commissions and fees (2)	6,439,000	7,121,000

Net collections	$8,753,000	$10,204,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Note 5 – Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million. The 20% non-controlling interests are held by certain former owners. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The non-controlling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The non-controlling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC. The non-controlling interests owners are employed by CBC. If the employment is terminated, other than for cause, CBC could be required to purchase their membership interest in CBC. If the employment is terminated for any other reason, CBC has the right to purchase their non-controlling interests. The purchase price would be determined by a third party appraiser and is payable over a period of time. The fair value of the put right was determined to be $0 at December 31, 2013. No re-measurement is required at December 31, 2014 as it is not probable that the put option will become redeemable.

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

As the transaction consummated on December 31, 2013, there were no actual operational results that were accretive to the Company in the first quarter of fiscal year 2014. Unaudited results of operations have been prepared as if the acquisition of CBC occurred at the beginning of the fiscal period. Total revenues, as reported, for the first quarter of fiscal year 2014 were $7,427,000. On a pro forma basis, total revenues would have been $9,062,000. Net income attributable to Asta Funding, Inc., as reported, was $947,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $989,000. The acquisition provided the Company with the opportunity to further diversify its portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Structured Settlements

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

Structured settlements consist of the following as of December 31, 2014 and September 30, 2014:

	December 31	September 30
Maturity	$71,641,000	$64,852,000

Unearned income	(25,610,000)	(22,773,000)

Net collections	$46,031,000	$42,079,000

Encumbrances on structured settlements as of December 31 and September 30, 2014 are as follows:

	December 31	September 30
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (1)	$2,468,000	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (1)	5,214,000	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (1)	4,646,000	4,828,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (1)	20,813,000	—

$25,000,000 revolving line of credit (1)	5,331,000	19,583,000

Encumbered structured settlements	38,472,000	32,295,000
Structured settlements not encumbered	7,559,000	9,784,000

Total structured settlements	$46,031,000	$42,079,000

(1)	See Note 11 – Other Debt – CBC

At December 31, 2014, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2015 (9 months)	$3,783,000
September 30, 2016	5,620,000
September 30, 2017	5,134,000
September 30, 2018	4,197,000
September 30, 2019	4,388,000
Thereafter	48,519 ,000

Total	$71,641,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Other Investments

Personal Injury Claims

Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $2.5 million and $2.8 million in interest and fees during the first quarter of fiscal years 2014 and 2013, respectively. The Company had a net invested balance of $33.4 million and $32.4 million on December 31, 2014 and September 30, 2014, respectively. The results of Pegasus yielded loss attributable to non-controlling interest of $72,000 for the three months ended December 31, 2014 and yielded a profit of $449,000 for the three month periods ending December 31, 2013, respectively. Pegasus records reserves for bad debts, which, at December 31, 2014, amounted to $3.8 million, as follows:

Three Months
Ended
December 31, 2014
Balance at beginning of period	$2,474,000
Provisions for losses	1,561,000
Write offs	(278,000)

Balance at end of period	$3,757,000

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). A BPCM agreement provides non-recourse funding to a spouse in a matrimonial action. Through a revised agreement the Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The loan balance at December 31, 2014, was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of December 31, 2014, the Company’s investment in cases through BPCM was approximately $2.4 million. There was no income recognized in the three month periods ended December 31, 2014 and 2013.

Note 8 — Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	December 31,	September 30,
	2014	2014
Furniture	$323,000	$323,000
Equipment	3,622,000	3,622,000
Software	1,211,000	1,211,000
Leasehold improvements	99,000	99,000

	5,255,000	5,255,000
Less accumulated depreciation	4,649,000	4,499,000

Balance, end of period	$606,000	$756,000

Note 9 – Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that an impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made. For each of the three month periods ended December 31, 2014 and 2013, management has determined that there was no impairment loss required to be recognized in the carrying value of goodwill.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Goodwill (continued)

The goodwill balances at December 31, 2014 and September 30, 2014 are as follows:

	December 31,	September 30,
	2014	2014
Balance at beginning of period	$2,770,000	$1,410,000
Goodwill from acquisition (see Note 5: Acquisition of CBC)	—	1,360,000

Balance, end of period	$2,770,000	$2,770,000

Note 10 — Non Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. Through the period ended December 31, 2014, the Company did not use this facility.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 — Other Debt - CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into the Sixth Amendment whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. On July 15, 2014, CBC entered into the Seventh Amendment, extending the revolving line of credit to $20.0 million. On September 29, 2014, CBC entered into the Eighth Amendment, further extending the credit line to $22.0 million. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $20.8 million of fixed rate asset-backed notes with a yield of 5.4%. As of December 31, 2014, the remaining debt amounted to $38.5 million, which consisted of $5.3 million drawdown from a line of credit from an institutional source and $33.2 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. On March 11, 2015, CBC entered into the Ninth Amendment, extending the maturity date and the revolving line of credit maximum revolver amount (see Note 21—Subsequent Events for additional information). The following table details the other debt at December 31, 2014 and September 30, 2014:

	Interest Rate	December 31	September 30
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,468,000	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	5,214,000	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,646,000	4,828,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	20,813,000	—

Subtotal notes payable		33,141,000	12,712,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.75%	5,331,000	19,583,000

Total debt – CBC		$38,472,000	$32,295,000

Note 12— Commitments and Contingencies

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Income Recognition, Impairments, and Commissions and Fees

Income Recognition

The Company can account for certain of its investments in finance receivables using the interest method under the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonable estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

Despite all of the Company’s portfolios being on the cost recovery method, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller). ASC 310 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue or expense or on the balance sheet. For portfolios accounted for using the interest method, ASC 310-30 initially freezes the internal rate of return, referred to as IRR, estimated when the accounts receivable are purchased, as the basis for subsequent impairment testing. Significant increases in actual or expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Rather than lowering the estimated IRR if the collection estimates are not received or projected to be received, the carrying value of a pool would be impaired, or written down to maintain the then current IRR. Under the interest method, income is recognized on the effective yield method based on the actual cash collected during a period and future estimated cash flows and timing of such collections and the portfolio’s cost. Material variations of cash flow estimates are recorded in the quarter such variations are determined. The estimated future cash flows are reevaluated quarterly.

Finance income is recognized on cost recovery portfolios after the carrying value has been fully recovered through collections or amounts written down

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

The Company recognizes revenue for GAR Disability Advocates as fees are earned when cases close and the fees are paid.

Impairments

In accordance with ASC 310-30, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality, increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. If it is determined a portfolio accounted for on the cost recovery method will not recover the current book value of the portfolio, an impairment would be recorded. There were no impairments recorded during the quarter ended December 31, 2014 and 2013, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 — Income Recognition, Impairments, and Commissions and Fees (continued)

Impairments (continued)

The Company’s analysis of the timing and amount of cash flows to be generated by our portfolio purchases are based on the following attributes:

•	the type of receivable,

•	the average balance of the receivables

•	the age of the receivables;

•	past history and performance of similar assets acquired

•	the Company’s ability to analyze accounts and resell accounts that meet its criteria;

•	jobs or property of the debtors found within portfolios.; and

•	credit standards of the issue

Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

Note 14 — Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards, which expire in September 2029. The New Jersey NOL carryforward balance as of December 31, 2014 is approximately $110 million. The provision for income tax expense for the three month periods ended December 31, 2014 and 2013 reflects income tax expense at an effective rate of 23.4% and 36.4%, respectively. The lower effective tax rate for the first quarter of fiscal year 2015 is primarily due to the high level of tax exempt income.

The corporate federal income tax returns of the Company for 2008 through 2014 are subject to examination by the Internal Revenue Service (“IRS”) generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

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

Note 15— Net Income per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Net	Weighted Average	Per Share	Net	Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic	$370,000	13,013,719	$0.03	$947,000	12,974,239	$0.07

Effect of Dilutive Stock		294,854			225,845

Diluted	$370,000	13,308,573	$0.03	$947,000	13,200,084	$0.07

At December 31, 2014, 381,000 options at a weighted average exercise price of $9.69 were not included in the diluted earnings per share calculation as they were antidilutive.

At December 31, 2013, 960,669 options at a weighted average exercise price of $12.33 were not included in the diluted earnings per share calculation as they were antidilutive.

Note 16— Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

On October 2, 2014, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 15,000 restricted shares to a non-officer employee of the Company. These shares vest in three equal installments, starting on the first anniversary of the grant.

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 371,700 shares, an award of 117,321 shares of restricted stock, and has cancelled 45,600 options, leaving 1,556,579 shares available as of December 31, 2014. As of December 31, 2014, approximately 62 of the Company’s employees were able to participate in the 2012 Plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Option Plans (continued)

	Three Months Ended December 31,
	2014		2013
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,403,259	$10.78	1,622,771	$11.31
Options granted	—	—	156,700	8.49
Options exercised	(60,000)	7.83	—	—
Options forfeited/canceled	(344,259)	17.99	(210,767)	14.39

Outstanding options at the end of period	999,000	$8.47	1,568,704	$10.61

Exercisable options at the end of period	832,319	$8.40	977,035	$11.95

The following table summarizes information about the 2012 Plan, 2002 Plans, and the Equity Compensation Plan outstanding options as of December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	Contractual	Exercise	of Shares	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	7,100	4.3	$2.95	7,100	$2.95
$5.7501 – $8.6250	802,900	6.7	7.94	705,557	7.86
$8.6251 – $25.8750	174,000	8.1	9.40	104,662	9.47
$25.8751 – $28.7500	15,000	2.0	28.75	15,000	28.75

	999,000	6.8	$8.47	832,319	$8.40

The Company recognized $338,000 and $336,000 of compensation expense related to the stock option grants during the three month periods ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $1,087,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.6 years.

The intrinsic value of the outstanding and exercisable options as of December 31, 2014 was approximately $693,000 and $666,000, respectively. The weighted average remaining contractual life of exercisable options is 6.5 years. The intrinsic and fair value of the stock options exercised during the three month period ended December 31, 2014 was approximately $76,000 and $525,000, respectively. There were no options exercised during the three month period ended December 31, 2013. The fair value of the stock options that vested during the three month periods ended December 31, 2014 and 2013 was approximately $2,998,000 and $481,000, respectively. There were no options granted during the three month period ended December 31, 2014. The fair value of the options granted during the three month periods ended December 31, 2013 was approximately $1,021,000.

The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2014		2013
		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested at the beginning of period	68,214	$9.57	102,321	$9.57
Awards granted	15,000	8.30	—	—
Vested	(34,107)	9.57	(34,107)	9.57
Forfeited	—	—	—	—

Unvested at the end of period	49,107	$9.18	68,214	$9.57

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 — Stock Option Plans (continued)

The Company recognized $94,000 and $82,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $357,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs are recognized is 1.4 years. There were 15,000 restricted stock awards granted to an employee during the first quarter of fiscal year 2015. There were no awards granted during the first quarter of fiscal year 2014. The fair value of the awards vested during the first quarter of fiscal years 2015 and 2014 was $326,000 for both periods.

The Company recognized an aggregate total of $432,000 and $418,000 in compensation expense for the three month periods ended December 31, 2014 and 2013, respectively, for the stock options and restricted stock grants. As of December 31, 2014, there was a total of $1,444,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 18 — Stockholders’ Equity

There were no dividends declared or paid during the three months ended December 31, 2014 and 2013.

Dividends are declared at the discretion of the board of directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of December 31, 2014, there were no such restrictions. No dividends were declared for the three month periods ended December 31, 2014 and 2013.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2014		September 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Available-for-sale investments (Level 1)	$66,991,000	$66,991,000	$66,799,000	$66,799,000
Consumer receivables acquired for liquidation (Level 3)	25,728,000	44,478,000	29,444,000	50,962,000
Structured settlements (Level 3)	46,031,000	46,031,000	42,079,000	42,079,000
Other investments (1)	5,000,000	5,000,000	—	—
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	5,331,000	5,331,000	19,583,000	19,583,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	33,141,000	33,141,000	12,712,000	12,712,000

(1)	The Company has elected to early adopt ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share(or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

Other investments – The Company estimated the fair value using the net asset value per share of the investment. There are no unfunded commitments and the investment cannot be redeemed for 5 years.

Other debt CBC, revolving line of credit - The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments - The fair value at December 31, 2014 was based on the discounted forecasted future collections of the structured settlements.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of December 31, 2014, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the three month period ended December 31, 2014. The Company had no Level 2 or Level 3 available-for-sale investments during the first quarter of fiscal year 2015.

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of

December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$46,031,000	Discounted cash flow	Discount rate	5.5%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 — Fair Value of Financial Measurements and Disclosures (continued)

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2014 were as follows:

Balance at September 30, 2014	$42,079,000
Total gains included in earnings	1,202,000
Purchases	3,108,000
Sales	—
Interest accreted	907,000
Payments received	(1,265,000)

Total	$46,031,000

The amount of total gains for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets held at December 31, 2014	$1,202,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the three months ended September 30, 2014 are reported in the following revenue categories:

Total gains (losses) included in the three months ended December 31, 2014	$1,202,000

Change in unrealized gains (losses) relating to assets still held at December 31, 2014	$1,202,000

Note 20 - Segment Reporting

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, Personal injury claims, structured settlements, and GAR disability advocates. The four reportable segments consist of the following:

•	Consumer receivables - segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•	Personal injury claims – Pegasus Funding, LLC , an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements. On December 31, 2013, the Company purchased an 80% interest in CBC Settlement Funding, LLC. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•	GAR Disability Advocates is a non-attorney advocacy group, which obtains and represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 - Segment Reporting (continued)

The following table shows results by reporting segment for the three month period ended December 31, 2014 and 2013 and total assets as of December 31 and September 30, 2014:

			Personal		GAR
(Dollars in millions)	Fiscal	Consumer	Injury	Structured	Disability		Total
	Year	Receivables	Claims	Settlements	Advocates	Corporate	Company
Revenues	2015	$5.0	$2.5	$2.2	$—	$—	$9.7
	2014	4.6	2.8	—	—	—	7.4

Other income	2015	—	—	—	0.2	0.6	0.8
	2014	—	—	—	0.0	0.5	0.5

Income before income taxes	2015	3.4	(0.2)	0.1	(1.2)	(1.7)	0.4
	2014	2.6	2.2	—	(0.7)	(1.9)	2.2

Total assets	2015	25.7	34.7	42.7	1.4	118.8	223.3
	2014	30.5	34.0	38.5	1.0	113.1	217.1

Capital expenditures	2015	—	—	—	—	—	—
	2014	—	—	—	—	—	—

Depreciation	2015	—	—	—	—	0.2	0.2
	2014	—	—	—	—	0.2	0.2

The Company does not have any intersegment revenue transactions.

Note 21 - Subsequent Events

On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions are materially unchanged (see Note 11 – Other Debt – CBC).

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and Item 1A of this Quarterly Report on Form 10-Q.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), has been engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables and semi-performing receivables, since 1994. The primary charged –off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. GAR Disability Advocates is a social security disability advocacy firm. GAR Disability Advocates assists claimants in obtaining long term disability benefits from the social security administration.

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

Three of the Company’s business lines accounted for 10% or more of consolidated net revenue for the three month period ended December 31, 2014. For the three month period ended December 31, 2013, two of the Company’s business lines accounted for 10% or more of consolidated net revenue. The following table summarizes the net revenues by percentage from the four lines of business for the three month periods ended December 31, 2014 and 2013:

	Three Month Periods Ended December 31,
	2014	2013
Finance income (consumer receivables)	52.2%	62.6%

Personal injury claims	25.7%	37.4%

Structured settlements	22.1%	—%

GAR Disability Advocates	—%	—%

Total revenues	100.0%	100.0%

The Company has no reportable segment information from international operations.

Information about the results of each of the Company’s reportable segments for the three month periods ended December 31, 2014 and 2013 and total assets as of December 31 and September 30, 2014, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

			Personal		GAR
(Dollars in millions)	Fiscal	Consumer	Injury	Structured	Disability		Total
	Year	Receivables	Claims	Settlements	Advocates	Corporate	Company
Revenues	2015	$5.0	$2.5	$2.2	$—	$—	$9.7
	2014	4.6	2.8	—	—	—	7.4

Other income	2015	—	—	—	0.2	0.6	0.8
	2014	—	—	—	0.0	0.5	0.5

Income before income taxes	2015	3.4	(0.2)	0.1	(1.2)	(1.7)	0.4
	2014	2.6	2.2	—	(0.7)	(1.9)	2.2

Total assets	2015	25.7	34.7	42.7	1.4	118.8	223.3
	2014	30.5	34.0	38.5	1.0	113.1	217.1

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. As of December 31, 2014, the Company’s net investment in personal injury cases was approximately $33.4 million.

On May 18, 2012, BP Case Management, LLC (“Balance Point”) was formed, a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses are distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of December 31, 2014, we have invested $2.4 million in cases managed by this Venture.

We provide a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At December 31, 2014, the balance on the revolving line of credit was approximately $1.5 million. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principle of Balance Point Management.

Structured Settlement Business

On December 31, 2014, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlement industry.

CBC has a portfolio of structured settlements which is financed by approximately $38.5 million of debt, including a $5.3 million line of credit from an institutional source and notes issued by CBC to third party investors.

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

The Company can account for certain of its investments in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

Despite all of the Company’s portfolios being on the cost recovery method, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At December 31, 2014, all of the portfolios are accounted for on the cost recovery method, of which $17.0 million is concentrated in one portfolio, the remaining value of a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”)

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

The funding of BPCM matrimonial actions is on a non- recourse basis. BPCM revenues are recognized under the cost recovery method.

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

Results of Operations

Three-Months Period Ended December 31, 2014, Compared to the Three-Months Ended December 31, 2013

Finance income. For the three months ended December 31, 2014, finance income increased $0.4 million or 8.4% to $5.0 million from $4.6 million for the three months ended December 31, 2013. The increase is primarily due to portfolios moving to zero basis. We purchased a consumer debt portfolio in the first quarter ended December 31, 2013 with a face value of $8.6 million at a cost of $520,000, accounted for on the cost recovery method. Net collections for the three months ended December 31, 2014 decreased 14% to $8.8 million from $10.2 million for the same prior year period. The decrease is due to the lower level of purchases over the last four and one half years. During the first quarter of fiscal year 2015, gross collections decreased 12.1% or $2.1 million to $15.2 million from $17.3 million for the three months ended December 31, 2013. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $0.7 million, or 10%, to $6.4 million for the current fiscal three month period from $7.1 million for the three months ended December 31, 2013. Commissions and fees amounted to 42.4% of gross collections for the three month period ended December 31, 2014, compared to 41.1% in the same period of the prior year.

Other income. The following table summarizes other income for the three month periods ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Interest and dividend income	$357,000	$345,000
Realized gain	273,000	160,000
GAR Disability Advocates	159,000	30,000
Other	5,000	8,000

	$794,000	$543,000

Other income. Other income consists of interest and dividend income, realized gains and losses on available for sale transactions, GAR Disability Advocates fee income and other service fee income.

Personal injury claims income. Personal injury claims income decreased $0.3 million or 10.4% from $2.8 million to $2.5 million from the prior year.

Structured settlement income of $2.1 million includes $1.2 million of unrealized gains and $0.9 million of interest income in the three month period ended December 31, 2014. As we acquired CBC on December 31, 2013, there were no comparative results in the prior year.

General and administrative expenses. During the three-month period ended December 31, 2014, general and administrative expense increased $3.8 million, or 65.7%, to $9.6 million from $5.8 million for the three-months ended December 31, 2013. The increase is attributable to the inclusion of CBC expenses in the current three month period ended December 31, 2014. G&A was approximately $1.4 million in the three month period ended December 31, 2014 for CBC. As the CBC acquisition took place on December 31, 2013, there was no comparable data for the prior three month period. In addition, there was an increase in the bad debt reserve related to personal injury claims of approximately $1.8 million.

Interest expense. During the three-month period ended December 31, 2014, interest expense increased $480,000 from $9,000 in the prior year period to $489,000 for the same period in the current year. The lower interest expense in the first quarter of fiscal year 2014 is related to the Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) signed on August 7, 2013 as an amendment to the Receivables Financing Agreement (“RFA”). As a result, the interest rate was significantly reduced to an average rate of 0.42% during the first quarter of fiscal year 2014. The interest expense in fiscal year 2015 is related to CBC debt, which had an average interest rate of 5.91% during the first quarter. There was no corresponding prior year expense.

Net income before taxes – Consumer Receivables. Net income before taxes increased $1.2 million from $3.0 million for the three months ended December 31, 2013, reflecting lower collection costs in the current fiscal year period, including a $0.7 million decrease in commissions.

Net income before taxes – Personal Injury Claims. Net loss before taxes was $0.3 million in the current fiscal year period as compared to $2.2 million of net income in the fiscal year 2014 period. Increased reserves for bad debt were the cause for the loss in the three month period.

Net income before taxes – Structured Settlements. Net income before taxes was $0.2 million in the three month period ended December 31, 2014, with no corresponding data in the comparable prior year period.

Net loss before taxes – GAR Disability Advocates. Net loss before taxes was $1.2 million in the fiscal year 2015 period as compared to a $0.7 million net loss in the same prior year period. GAR Disability Advocates is building the business through increased costs associated with acquiring disability cases in the current fiscal year period completed to the corresponding prior fiscal period.

Income tax expense. Income tax expense, consisting of federal and state income taxes, for three months ended December 31, 2014 was $0.1 million as compared to $0.8 million for the three months ended December 31, 2013. The state portion of the income tax provision for the first quarter of fiscal years 2014 and 2013 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Net income. For the three months ended December 31, 2014, net income was $0.3 million as compared to $1.4 million for the corresponding prior year period. The decrease is primarily due to increased costs related to building the disability business and the inclusion of CBC in the first quarter of fiscal year 2015 with no comparable results from the first quarter of fiscal year 2014.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $49,000 is the portion of results attributable to Pegasus and CBC for the first quarter of fiscal year 2015 as compared to $449,000 loss from the first quarter of fiscal year 2014. The results attributable to non-controlling interest is primarily due to the small loss of Pegasus Funding LLC.

Net income attributable to Asta Funding, Inc. Net income attributable to Asta Funding, Inc. was $0.4 million in the first quarter of fiscal year 2015 as compared to $ 0.9 million in the first quarter of fiscal year 2014.

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

Receivables Financing Agreement (“RFA”)

In March 2007, Palisades XVI borrowed approximately $227 million under the RFA, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from BMO, in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth, Fifth Amendments and the most recent agreement signed in August 2013, discussed below.

Since the inception of the RFA, amendments have been signed to revise various terms of the RFA. The Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) was in effect on August 7, 2013. Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into the Settlement Agreement with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover, from future net collections, the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the RFA and the Settlement Agreement.

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI will be entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. The Company estimates the Income Interest to be between $0 and $1.4 million. However, the Company believes that no amount will be incurred because of the continued deterioration of the collections from the portfolio purchase.

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation was paid in full, Palisades XVI was released from further debt obligations from the RFA.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement. As of December 31, 2014, the Company had not used this facility.

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

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Other Investments – Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. As of December 31, 2014, we had structured settlements valued at $46.0 million and debt valued at $38.5 million, consisting of a $5.3 million line of credit and an aggregate of $33.2 million of non-recourse notes.

Cash Flow

As of December 31, 2014, our cash decreased $0.6 million to $28.1 million from $28.7 million at September 30, 2014.

Net cash used in operating activities was $2.5 million during the three months ended December 31, 2014 compared to $2.2 million provided by operating activities during the three months ended December 31, 2013. Net cash used in investing activities was $4.6 million during the three month period ended December 31, 2014 compared to $4.1 million provided by during the three months ended December 31, 2014, reflecting investments in structured settlements in fiscal year 2014 with no comparable data in fiscal year 2013 as CBC was acquired in December 31, 2013. This will be due to the purchases of other investments. Net cash provided by financing activities $6.4 million in the three month period ended December 31, 2013 as compared to cash used in financing activities of $5.4 million in the three month period ended December 31, 2013. The increase is due to the financing activities of CBC.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, investment in structured settlements, costs involved in the collections of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios. In addition, dividends are paid if approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility (with the exception of CBC) in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the early stages of the disability advocacy business. Structured settlements are financed through the use of a credit line, warehouse facility, and private placement financing.

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

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Three months ended December 31, 2014	$3,000	$2,000

Three months ended December 31, 2013	$1,000	$—

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical equivalent. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has reviewed this ASU and has elected to early adopt these amendments in the current reporting period and has removed certain investments that are measured using the NAV practical expedient from the fair value hierarchy in all periods presented in the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. At December 31, 2014, the debt associated with our acquisition of CBC, had a balance of approximately $38.5 million, consisting of $5.3 million through a line of credit, at a rate of LIBOR plus 4%, with a floor of 4.75%, from a financial institution, and $33.2 million of notes at varying rates, from 5.39% to 8.75%, issued by CBC’s subsidiaries. At December 31, 2014, the LIBOR rate was 0.17%. Thus, a 25 basis point change in the LIBOR rate would have had no impact on the line of credit interest rate. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 1992”), we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 based on the material weakness discussed below.

The Company is in the process of implementing the criteria established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and believes such new criteria would not materially affect the Company’s evaluation described above that occurred during the first quarter of fiscal year 2015.

(b) Evaluation of Disclosure Controls and Procedures

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

c) Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we have implemented various actions and will initiate other remedial actions under the oversight of the Audit Committee, including: Following the guidance set forth in by Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Quality. We believe we have implemented the necessary internal controls to remediate the material weakness relating to our revenue recognition process. We have implemented procedures to prepare and review an analysis of the variations between actual and estimated cash flows during the current period. We will continue to maintain and verify the effective operation of these controls, before concluding that we have remediated this material weakness in revenue recognition controls. We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes,procedures and controls and will make any further changes management determines appropriate.

b. Changes in Internal Controls Over Financial Reporting.

There had been certain improvements in our internal control over financial reporting during the first quarter ended December 31, 2014. These changes have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

ASTA FUNDING, INC. (Registrant)

Date: June 29, 2015	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2015	By:	/s/ Robert J. Michel
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