Form 10-Q
period 2015-03-31
ASTA FUNDING INC
filed 2015-06-30
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of June 29, 2015, the registrant had 13,060,839 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2015	2014
ASSETS
Cash and cash equivalents	$26,125,000	$28,710,000
Available for sale investments	70,110,000	66,799,000
Consumer receivables acquired for liquidation (at net realizable value)	22,178,000	29,444,000
Structured settlements	51,828,000	42,079,000
Investment in personal injury claims	33,946,000	32,352,000
Other investments	5,000,000	—
Due from third party collection agencies and attorneys	1,243,000	1,026,000
Prepaid and income taxes receivable	—	430,000
Furniture and equipment, net	483,000	756,000
Deferred income taxes	7,073,000	6,786,000
Goodwill	2,770,000	2,770,000
Other assets	8,552,000	5,986,000

Total assets	$229,308,000	$217,138,000

LIABILITIES
Other debt – CBC (including non-recourse notes payable amounting to $32.7 million at March 31, 2015 and $12.7 million at September 30, 2014)	$42,040,000	$32,295,000
Income taxes payable	378,000	—
Other liabilities	3,558,000	3,587,000

Total liabilities	45,976,000	35,882,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding — 13,060,839 at March 31, 2015 and 12,985,839 at September 30, 2014.	130,000	130,000
Additional paid-in capital	64,412,000	63,102,000
Retained earnings	119,933,000	118,595,000
Accumulated other comprehensive (loss) income	(65,000)	142,000
Non-controlling interests	(1,078,000)	(713,000)

Total stockholders’ equity	183,332,000	181,256,000

Total liabilities and stockholders’ equity	$229,308,000	$217,138,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues:
Finance income on consumer receivables, net	$5,495,000	$5,070,000	$10,532,000	$9,718,000
Personal injury claims income	1,867,000	1,166,000	4,355,000	3,945,000
Unrealized gain on structured settlements	1,820,000	820,000	3,021,000	820,000
Interest income on structured settlements	1,016,000	715,000	1,958,000	715,000

Total revenues	10,198,000	7,771,000	19,866,000	15,198,000
Other income (includes $0 during the three month periods ended March 31, 2015 and 2014, and $39,000 and ( $25,000) during the six month periods ended March 31, 2015 and 2014, respectively, of accumulated other comprehensive income reclassification for unrealized net gains / (losses) on available for sale securities)	596,000	491,000	1,390,000	1,034,000

	10,794,000	8,262,000	21,256,000	16,232,000

Expenses:
General and administrative	8,087,000	7,738,000	17,641,000	13,505,000
Interest	589,000	398,000	1,078,000	407,000

	8,676,000	8,136,000	18,719,000	13,912,000

Income before income tax	2,118,000	126,000	2,537,000	2,320,000
Income tax expense (includes tax (expense) / benefit of $0 during the three month periods ended March 31, 2015 and 2014, and ($16,000) and $10,000 during the six month periods ended March 31, 2015 and 2014, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities)	1,000,000	37,000	1,098,000	835,000

Net Income	1,118,000	89,000	1,439,000	1,485,000
Less: net income attributable to non-controlling interests	150,000	14,000	101,000	463,000

Net income attributable to Asta Funding, Inc.	$968,000	$75,000	$1,338,000	$1,022,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.07	$0.01	$0.10	$0.08
Diluted	$0.07	$0.01	$0.10	$0.08
Weighted average number of common shares outstanding:
Basic	13,060,839	12,979,350	13,036,938	12,976,766
Diluted	13,314,032	13,209,314	13,310,961	13,204,671

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Comprehensive income is as follows:
Net income	$1,118,000	$89,000	$1,439,000	$1,485,000

Net unrealized securities (loss) gain , net of tax benefit / (expense) of $143,000 and ($306,000), during the 3 month periods ended March 31, 2015 and 2014, respectively, and $143,000 and ($248,000) during the 6 month periods ended March 31, 2015 and 2014, respectively.	63,000	452,000	(237,000)	386,000
Reclassification adjustments for securities sold, net of tax (expense) / benefit of $0 during both 3 month periods ended March 31, 2015 and 2014, and ($9,000 )and $10,000, during the 6 month periods ended March 31, 2015 and 2014, respectively.	—	—	30,000	(15,000)

Other comprehensive income (loss)	63,000	452,000	(207,000)	371,000

Total comprehensive income	$1,181,000	$541,000	$1,232,000	$1,856,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Interests	Equity
Balance, September 30, 2014	12,985,839	$130,000	$63,102,000	$118,595,000	$142,000	$(713,000)	$181,256,000
Exercise of options	60,000	—	469,000	—	—	—	469,000
Stock based compensation expense	—	—	841,000	—	—	—	841,000
Restricted stock	15,000	—	—	—	—	—	—
Net income	—	—	—	1,338,000	—	101,000	1,439,000
Unrealized gain on marketable securities	—	—	—	—	(207,000)	—	(207,000)
Distributions to non-controlling interest	—	—	—	—	—	(466,000)	(466,000)

Balance, March 31, 2015	13,060,839	$130,000	$64,412,000	$119,933,000	$(65,000)	$(1,078,000)	$183,332,000

					Accumulated
			Additional		Other		Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock (1)	Interests	Equity
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$112,694,000	$(674,000)	($17,805,000)	$(184,000)	$173,284,000
Exercise of options	10,000	—	30,000	—	—	—	—	30,000
Stock based compensation expense	—	—	841,000	—	—	—	—	841,000
Net income	—	—	—	1,022,000	—	—	463,000	1,485,000
Unrealized loss on marketable securities	—	—	—	—	371,000	—	—	371,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)	—	—	17,805,000	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(680,000)	(680,000)

Balance, March 31, 2014	12,984,239	$130,000	$62,189,000	$113,716,000	$(303,000)	$—	$(401,000)	$175,331,000

(1)	Treasury shares at September 30, 2013 totaled 1,943,738.

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$1,439,000	$1,485,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,000	300,000
Deferred income taxes	(144,000)	(863,000)
Stock based compensation	841,000	841,000
Loss / (gain) on sale of available-for-sale securities	(39,000)	25,000
Structured settlements —accrued interest	(1,876,000)	(708,000)
Structured settlements —accrued gains	(3,021,000)	(820,000)
Changes in:
Prepaid and income taxes receivable	430,000	1,496,000
Due from third party collection agencies and attorneys	(217,000)	(385,000)
Other assets	(2,566,000)	(529,000)
Income taxes payable	378,000	201,000
Other liabilities	(29,000)	(417,000)

Net cash (used in) provided by operating activities	(4,504,000)	626,000

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(1,621,000)	(969,000)
Principal collected on receivables acquired for liquidation	8,887,000	10,984,000
Purchase of available-for-sale securities	(12,326,000)	(15,920,000)
Proceeds from sale of available-for-sale securities	8,704,000	5,000,000
Purchase of other investments	(5,000,000)	—
Cash paid for acquisition (net of cash acquired)	—	(5,588,000)
Investments in personal injury claims – advances	(10,959,000)	(10,019,000)
Investments in personal injury claims – receipts	9,365,000	15,459,000
Investment in structured settlements – advances	(7,246,000)	(2,359,000)
Investments in structured settlements – receipts	2,394,000	993,000
Capital expenditures	(27,000)	—

Net cash used in investing activities	(7,829,000)	(2,419,000)

Cash flows from financing activities
Proceeds from exercise of stock options	469,000	30,000
Changes in restricted cash	—	167,000
Distribution to non-controlling interest	(466,000)	(680,000)
Repayment of non-recourse debt	—	(4,982,000)
Borrowings of other debt – CBC	28,666,000	354,000
Repayments of other debt—CBC	(18,921,000)	—

Net cash provided by (used in) financing activities	9,748,000	(5,111,000)

Net decrease in cash and cash equivalents	(2,585,000)	(6,904,000)
Cash and cash equivalents at beginning of period	28,710,000	35,179,000

Cash and cash equivalents at end of period	$26,125,000	$28,275,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$1,021,000	$420,000
Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	$—	$30,436,000
Other debt – CBC	—	23,363,000
Retirement of treasury stock	—	17,805,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, not all wholly owned (collectively, the “Company”), has been engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged-off receivables, and semi-performing receivables, since 1994, as well as more recent business segments, discussed below. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of the Company’s distressed consumer receivables are MasterCard®, Visa®, other credit card accounts, and telecommunication accounts which were charged-off by the issuers for non-payment. The Company acquires these portfolios at substantial discounts from their face values. The discounts are based on the characteristics (issuer, account size, debtor residence and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of income for the six and three month periods ended March 31, 2015 and 2014, the condensed consolidated statements of comprehensive income for the six and three month periods ended March 31, 2015 and 2014, the condensed consolidated statement of stockholders’ equity as of and for the six month periods ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the six month periods ended March 31, 2015 and 2014, are unaudited. The September 30, 2014 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2015 and September 30, 2014, the results of operations for the six and three month periods ended March 31, 2015 and 2014 and cash flows for the six month periods ended March 31, 2015 and 2014 have been made. The results of operations for the six and three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”), which, as of March 31, 2015, had a value of $14.8 million.

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC Blue Bell Receivables III, LLC, Blue Bell Receivable IV (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $51.8 million and the non-recourse notes payable of $32.7 million as of March 31, 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (continued)

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2015, the Company had cash balances with 13 banks that exceeded the balance insured by the FDIC by approximately $21.0 million. The Company does not believe it is exposed to significant credit risk for cash.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC 606,“Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical equivalent. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has reviewed this ASU and has elected to early adopt these amendments in the quarter ending December 31, 2014 and has removed certain investments that are measured using the NAV practical expedient from the fair value hierarchy in all periods presented in the Company’s consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Available – for – Sale Investments

Available-for-Sale

Investments classified as available-for-sale at March 31, 2015 and September 30, 2014, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015	$70,220,000	$156,000	$(266,000)	$70,110,000
September 30, 2014	$66,559,000	$411,000	$(171,000)	$66,799,000

The available-for-sale investments do not have any contractual maturities. The Company sold 3 investments during the first six months of fiscal year 2015, with an aggregate realized gain of $39,000. In the first six months of fiscal year 2014, the Company sold one investment with an aggregate realized loss of $25,000. In the second quarter of fiscal year 2015, the Company sold one investments with no realized gain or loss. There was no sale of investments during the second quarter of fiscal year 2014.

At March 31, 2015, there were six investments, four of which were in an unrealized loss position. Three of these four investments had current unrealized losses existing for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals primarily throughout the United States.

The Company may account for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

The Company can account for certain of its investments in finance receivables using the interest method under the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections, under the interest method: the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

The Company may aggregate portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. The Company currently considers for aggregation portfolios of accounts, purchased within the same fiscal quarter, that generally meet the following characteristics:

•	same issuer/originator;

•	same underlying credit quality;

•	similar geographic distribution of the accounts;

•	similar age of the receivable; and

•	same type of asset class (credit cards, telecommunication, etc.)

The Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. This analysis includes the following variables:

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

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

The Company obtains and utilizes, as appropriate, input including, but not limited to, monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as a further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Six Months Ended March 31, 2015
	Interest Method		Cost Recovery Method	Total
Balance, beginning of period	$		$29,444,000	$29,444,000
Acquisition of receivable portfolios		—	1,621,000	1,621,000
Net cash collections from collection of consumer receivables acquired for liquidation		—	(19,416,000)	(19,416,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation		—	(3,000)	(3,000)
Finance income recognized		—	10,532,000	10,532,000

Balance, end of period		$—	$22,178,000	$22,178,000

Finance income as a percentage of collections		—%	54.2%	54.2%

	For the Six Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance beginning of period	$13,121,000	$51,133,000	$64,254,000
Reclassification of interest method portfolios to cost recovery method	(13,121,000)	13,121,000	—
Acquisition of receivable portfolios	—	969,000	969,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(20,700,000)	(20,700,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(2,000)	(2,000)
Finance income recognized	—	9,718,000	9,718,000

Balance, end of period	$—	$54,239,000	$54,239,000

Finance income as a percentage of collections	—%	46.9%	46.9%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

	For the Three Months Ended March 31, 2015
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$—	$25,728,000	$25,728,000
Acquisition of receivable portfolio	—	1,621,000	1,621,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,666,000)	(10,666,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	—	—
Finance income recognized	—	5,495,000	5,495,000

Balance, end of period	$—	$22,178,000	$22,178,000

Finance income as a percentage of collections	—%	51.5%	51.5%

	For the Three Months Ended March 31, 2014
	Interest Method	Cost Recovery Method	Total
Balance, beginning of period	$—	$59,218,000	$59,218,000
Acquisition of receivable portfolio	—	449,000	449,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(10,497,000)	(10,497,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(1000)	(1,000)
Finance income recognized	—	5,070,000	5,070,000

Balance, end of period	$—	$54,239,000	$54,239,000

Finance income as a percentage of collections	—%	48.3%	48.3%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

Accretable yield represents the amount of finance income the Company can expect to generate over the remaining life of its existing portfolios based on estimated future net cash flows. Since all of the remaining interest method portfolios were transferred to cost recovery as of June 30, 2014, there are no accretable yield balances in fiscal year 2015. There were no accretable yield adjustments in the six and three month periods ended March 2014. Changes in accretable yield for the six month and three month periods ended March 31, 2014 are as follows:

	Six Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2014
Balance at beginning of period	$7,679,000	$—
Transfer cost recovery effective October 1, 2013	(7,679,000)	—
Finance income recognized on finance receivables, net	—	—
Reclassifications from nonaccretable difference (1)	—	—

Balance at end of period	$—	$—

(1)	Includes portfolios that became zero basis during the period, removal of zero basis portfolios from the accretable yield calculation and other immaterial impairments and accretions based on the extension of certain collection curves.

During the three month periods ended March 31, 2015, the company purchased $24.4 million, of face value portfolios, at a cost of $1.6 million. During the six and three month periods ended March 31, 2014, the Company purchased $17.1 million and $8.5 million, respectively, of face value portfolios, at a cost of $1.0 million and $0.5 million, respectively. All of these portfolio purchases are accounted for on the cost recovery method.

The following table summarizes collections on a gross basis as received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the six and three month periods ended March 31, 2015 and 2014, respectively.

	For the Six Months Ended March 31,
	2015	2014
Gross collections	$29,780,000	$33,692,000
Commissions and fees (1)	10,361,000	12,990,000

Net collections	$19,419,000	$20,702,000

	For the Three Months Ended March 31,
	2015	2014
Gross collections	$14,588,000	$16,367,000
Commissions and fees (1)	3,922,000	5,869,000

Net collections	$10,666,000	$10,498,000

(1)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC, for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million. The 20% non-controlling interests are held by two of the original owners of CBC. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The non-controlling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The non-controlling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC. The non-controlling interests owners are employed by CBC. If the employment is terminated, other than for cause, CBC could be required to purchase their membership interest in CBC. If the employment is terminated for any other reason, CBC has the right to purchase their non-controlling interests. The purchase price would be determined by a third party appraiser and is payable over a period of time. The fair value of the put right was determined to be $0 at December 31, 2013. No re-measurement is required at March 31, 2015 as it is not probable that the put option will become redeemable. The acquisition provided the Company with the opportunity to further diversify its portfolio.

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

As the transaction consummated on December 31, 2013, there were no actual operational results that were attributable to the Company in the first quarter of fiscal year 2014. Total revenues, as reported, for the six months ended March 31 of fiscal year 2014, were $15,198,000. On a pro forma basis, total revenues for the six months ended March 31, 2014 would have been $16,833,000. Net income attributable to Asta Funding, Inc., as reported, for the six months ended March 31, 2014, was $1,022,000. On a pro forma basis, net income attributable to Asta Funding, Inc. for the six months ended March 31, 2014 would have been $1,064,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements

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

Structured settlements consist of the following as of March 31, 2015 and September 30, 2014:

	March 31. 2015	September 30 2014
Maturity	$80,012,000	$64,852,000
Unearned income	(28,184,000)	(22,773,000)

Net collections	$51,828,000	$42,079,000

Encumbrances on structured settlements as of March 31, 2015 and September 30, 2014 are as follows:

	March 31.	September 30
	2015	2014
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (1)	$2,408,000	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (1)	4,965,000	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (1)	4,638,000	4,828,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (1)	20,745,000	—
Revolving line of credit—$25,000,000 at March 31, 2015 and $22,000,000 at September 30, 2014 (1)	9,284,000	19,583,000

Encumbered structured settlements	42,040,000	32,295,000
Structured settlements not encumbered	9,788,000	9,784,000

Total structured settlements	$51,828,000	$42,079,000

(1)	See Note 11 – Other Debt – CBC

At March 31, 2015, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2015 (6 months)	$2,840,000
September 30, 2016	5,923,000
September 30, 2017	5,532,000
September 30, 2018	4,606,000
September 30, 2019	4,847,000
Thereafter	56,264 ,000

Total	$80,012,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Other Investments

Personal Injury Claims

Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $3.6 million and $1.9 million, in interest and fees during the six and three month periods ending March 31, 2015, respectively, compared to $4.3 million and $1.2 million, respectively, during the six and three month periods ending March 31, 2014. The Company had a net invested balance of $33.9 million and $32.4 million on March 31, 2015 and September 30, 2014, respectively. The results of Pegasus yielded net income/(loss) attributable to non-controlling interest of $443,000 and ($6,000) for the six and three month periods ended March 31, 2015, respectively, compared to ($77,000) and ($5,000) for the six and three month periods ended March 31, 2014, respectively. Pegasus records reserves for bad debts, which, at March 31, 2015, amounted to $4.5 million as follows:

	Six Months Ended March 31, 2015	Three Months Ended March 31, 2015
Balance at beginning of period	$2,474,000	$3,757,000
Provisions for losses	2,321,000	760,000
Write offs	(349,000)	(71,000)

Balance at end of period	$4,446,000	$4,446,000

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the terms of the loan to August 2016, increase the line of credit to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The loan balance at March 31, 2015 was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of March 31, 2015, the Company’s investment in cases through BPCM was approximately $2.5 million. There was no income recognized in the first six months of fiscal years 2015 and 2014.

Note 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31, 2015	September 30, 2014
Furniture	$350,000	$323,000
Equipment	3,622,000	3,622,000
Software	1,211,000	1,211,000
Leasehold improvements	99,000	99,000

	5,282,000	5,255,000
Less accumulated depreciation	4,799,000	4,499,000

Balance, end of period	$483,000	$756,000

Note 9—Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made. For each of the six and three month periods ended March 31, 2015 and 2014, management has determined that there was no impairment loss required to be recognized in the carrying value of goodwill.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Goodwill (Continued)

The goodwill balances at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014
Balance at beginning of period	$2,770,000	$1,410,000
Goodwill from acquisition (see Note 5: Acquisition of CBC)	—	1,360,000

Balance at end of period	$2,770,000	$2,770,000

Note 10—Non Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in August 2013 from Bank of Montreal (BMO), in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by the most recent agreement signed in August 2013.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either, LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. Through the period ended March 31, 2015, the Company did not use this facility.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Other Debt—CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into the Sixth Amendment whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. On July 15, 2014, CBC entered into the Seventh Amendment, extending the revolving line of credit to $20.0 million. On September 29, 2014, CBC entered into the Eighth Amendment, further extending the credit line to $22.0 million. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions are materially unchanged. As of March 31, 2015, the remaining debt amounted to $42.0 million, which consisted of $9.3 million drawdown from a line of credit from an institutional source and $32.7 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at March 31, 2015 and September 30, 2014:

		March 31,	September 30,
	Interest Rate	2015	2014
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,408,000	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,965,000	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,638,000	4,828,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	20,745,000	—

Subtotal notes payable		32,756,000	12,712,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.10%	9,284,000	19,583,000

Total debt – CBC		$42,040,000	$32,295,000

Note 12—Commitments and Contingencies

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

(Unaudited)

Note 13—Finance Income Recognition, Impairments, and Commissions and Fees

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

Impairments

In accordance with ASC 310-30, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality, increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return while decreases in expected cash flows are recognized as impairments. If it is determined a portfolio accounted for on the cost recovery method will not recover the current book value of the portfolio, impairment would be recorded. There were no impairments recorded during the three and six month periods ended March 31, 2015 and 2014, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Income Recognition, Impairments, and Commissions and Fees (continued)

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

Note 14—Income Taxes

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards, which expire in September 2029. The New Jersey NOL carryforward balance as of March 31, 2015 is approximately $110.0 million. The provision for income tax expense for the three month periods ended March 31, 2015 and 2014 reflects income tax expense at an effective rate of 23.6% and 29.3%, respectively. The provision for income tax expense for the six month periods ended March 31, 2015 and 2014 reflects income tax expense at an effective rate of 23.6% and 36.0%, respectively.

The corporate federal income tax returns of the Company for the years 2009 through 2014 are subject to examination by the IRS, generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods generally up to four years after they are filed.

In April 2010, the Company received notification from the IRS that the Company’s federal income tax returns would be audited. The current IRS audit period is 2008 through 2012. This audit is currently in progress. Additional tax liabilities, penalties and interest thereon, when determined, could have a material impact on the Company’s financial statements.

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

The following table presents the computation of basic and diluted per share data for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
		Weighted	Per		Weighted	Per
	Net Income	Average Shares	Share Amount	Net Income	Average Shares	Share Amount
Basic	$1,338,000	13,036,938	$0.10	$1,022,000	12,976,766	$0.08

Effect of Dilutive Stock		274,023			227,905

Diluted	$1,338,000	13,310,961	$0.10	$1,022,000	13,204,671	$0.08

At March 31, 2015, 400,230 options at a weighted average exercise price of $9.63 were not included in the diluted earnings per share calculation as they were antidilutive.

At March 31, 2014, 1,088,304 options at a weighted average exercise price of $11.88 were not included in the diluted earnings per share calculation as they were antidilutive.

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Weighted	Per		Weighted	Per
	Net Income	Average Shares	Share Amount	Net Income	Average Shares	Share Amount
Basic	$968,000	13,060,839	$0.07	$75,000	12,979,350	$0.01

Effect of Dilutive Stock		253,193			229,964

Diluted	$968,000	13,314,032	$0.07	$75,000	13,209,314	$0.01

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

In February 2015, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 45,400 options to employees of the Company. The exercise price of these options, issued on February 23, 2015, was at the market price on that date. The options generally vest in three equal annual installments and are accounted for as one graded vesting award. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.12%
Expected term (years)	5.9
Expected volatility	32.7%
Dividend yield	0.00%

On October 2, 2014, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 15,000 restricted shares to an employee of the Company. These shares vest in three equal installments, starting on the first anniversary of the grant.

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

In December 2013, the Compensation Committee granted 156,700 stock options, of which 70,000 options were awarded to the Officers of the Company and the remaining 86,700 stock options were awarded to non-officer employees of the Company. The exercise price of these options, issued on December 12, 2013, was at the market price on that date. The options vest in three equal annual installments and are accounted for as one graded vesting award. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.08%
Expected term (years)	6.5
Expected volatility	98.3%
Dividend yield	0.00%

Note 17—Stock Option Plans

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 417,100 shares and aggregate awards of 117,321 shares of restricted stock, and has cancelled 45,600 options, leaving 1,511,179 shares available as of March 31, 2015. As of March 31, 2015, approximately 77 of the Company’s employees were able to participate in the 2012 Plan.

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

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. As of March 21, 2012, no more awards could be issued under this plan

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stock Option Plans (continued)

2002 Stock Option Plan

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Six Months Ended March 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	1,403,259	$10.78	1,622,771	$11.31
Options granted	45,400	8.37	161,700	8.48
Options exercised	(344,259)	7.83	(10,000)	2.95
Options forfeited/canceled	(60,000)	17.99	(210,767)	14.87

Outstanding options at the end of period	1,044,400	$8.47	1,563,704	$10.65

Exercisable options at the end of period	850,391	$8.40	972,035	$12.02

	Three Months Ended March 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding options at the beginning of period	999,000	$8.47	1,568,704	$10.61
Options granted	45,400	8.37	5,000	8.31
Options exercised	—	—	(10,000)	2.95
Options forfeited/canceled	—	—	—	—

Outstanding options at the end of period	1,044,400	$8.47	1,563,704	$10.65

Exercisable options at the end of period	850,391	$8.40	972,035	$12.02

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stock Option Plans (continued)

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of March 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Weighted	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (in Years)	Price	Exercisable	Price
$2.8751 – $5.7500	7,100	4.1	$2.95	7,100	$2.95
$5.7501 – $8.6250	848,300	6.6	7.96	723,629	7.88
$8.6251 – $11.5000	174,000	7.8	9.40	104,662	9.47
$11.5000 – $28.7500	15,000	1.7	28.75	15,000	28.75

	1,044,400	6.7	$8.47	850,391	$8.40

The Company recognized $656,000 and $318,000 of compensation expense related to stock option during the six and three month periods ended March 31, 2015, respectively. The Company recognized $679,000 and $343,000 of compensation expense related to stock options during the six and three months ended March 31, 2014. As March 31, 2015, there was $1,067,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.4 years.

The intrinsic value of the outstanding and exercisable options as of March 31, 2015 was each approximately $384,000. The weighted average remaining contractual life of exercisable options is 6.3 years. The intrinsic and fair value of options exercised during the six month period ended March 31, 2015 was approximately $76,000 and $525,000, respectively. There were no options exercised in the three month period ended March 31, 2015. The intrinsic value and the fair value of the options exercised during both the six and three month periods ended March 31, 2014 was approximately $55,000 and $84,000, respectively. The proceeds from the exercise of the stock options during the second quarter of fiscal year 2014 were approximately $30,000. There was no tax effect associated with these exercises. The fair value of the stock options that vested during both the six and three month periods ended March 31, 2015 was approximately $3,035,000 and $177,000, respectively. The fair value of the stock options that vested during the six and three month periods ended March 31, 2014 was approximately $607,000 and $41,000, respectively. The fair value of the awards granted during the six and three month periods ended March 31, 2015 was $405,000 for both periods. The fair value of the awards granted during the six and three month periods ended March 31, 2014 was $1,372,000 and $42,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stock Option Plans (continued)

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2015		2014
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	68,214	$9.57	102,321	$9.57
Awards granted	15,000	8.30	—	—
Vested	(34,107)	9.57	(34,107)	9.57
Forfeited	—	—	—	—

Unvested at the end of period	49,107	$9.18	68,214	$9.57

	Three Months Ended March 31,
	2015		2014
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Unvested at the beginning of period	49,107	$9.18	68,214	$9.57
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested at the end of period	49,107	$9.18	68,214	$9.57

The Company recognized $185,000 and $91,000 of compensation expense related to restricted stock awards during the six and three month periods ended March 31, 2015, respectively. The Company recognized $162,000 and $80,000 of compensation expense related to the restricted stock awards during the six and three month periods ended March 31, 2014, respectively. As of March 31, 2015, there was $336,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs are expected to be recognized is 1.2 years. The fair value of the restricted stock awards granted during the first quarter of fiscal year 2015 was approximately $125,000. There were no restricted stock awards granted during the first six months of fiscal year 2014. The fair value of the awards vested during the six month periods ended March 31, 2015 and 2014 was $326,000 for both periods. There were no awards vested in the second quarter of fiscal years 2015 and 2014.

The Company recognized an aggregate total of $841,000 and $409,000, respectively, in compensation expense for the six and three month periods ended March 31, 2015, for the stock options and restricted stock grants. The Company recognized an aggregate of $841,000 and $423,000, respectively, for the six and three month periods ended March 31, 2014, for the stock options and restricted stock grants. As of March 31, 2015, there was a total of $1,403,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 18—Stockholders’ Equity

There were no dividends declared or paid during the three months ended March 31, 2015 and 2014.

Dividends are declared at the discretion of the board of directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of March 31, 2015, there were no such restrictions. No dividends were declared for the six month periods ended March 31, 2015 and 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Fair Value of Financial Measurements and Disclosures

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2015		September 30, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Available-for-sale investments (Level 1)	$70,110,000	$70,110,000	$66,799,000	$66,799,000
Consumer receivables acquired for liquidation (Level 3)	22,178,000	54,760,000	29,444,000	50,962,000
Structured settlements (Level 3)	51,828,000	51,828,000	42,079,000	42,079,000
Other investments (1)	5,000,000	5,000,000	—	—
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	9,284,000	9,284,000	19,583,000	19,583,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	32,756,000	32,756,000	12,712,000	12,712,000

(1)	The company has elected to early adopt ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share(or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

Other debt CBC, revolving line of credit – The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments – The fair value at March 31, 2015 and September 31, 2014 was based on the discounted forecasted future collections of the structured settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Fair Value of Financial Measurements and Disclosures (continued)

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the six month period ended March 31, 2015. The Company had no Level 2 or Level 3 available-for-sale investments during the first six months of fiscal year 2015.

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of March 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$51,828,000	Discounted cash flow	Discount rate	5.39%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2015 were as follows:

Balance at September 30, 2014	$42,079,000
Total gains included in earnings	3,021,000
Purchases	7,246,000
Sales	—
Interest accreted	1,876,000
Payments received	(2,394,000)

Total	$51,828,000

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets held at March 31, 2015	$3,021,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the six months ended March 2015 are reported in the following revenue categories:

Total gains (losses) included in earnings in fiscal year 2015	$3,021,000

Change in unrealized gains (losses) relating to assets still held at March 31, 2015	$3,021,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20—Segment Reporting

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, Personal injury claims, GAR Disability Advocates and structured settlements. The four reportable segments consist of the following:

•	Consumer receivables – segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•	Personal injury claims – Pegasus Funding, LLC , an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements. On December 31, 2013, the Company purchased an 80% interest in CBC Settlement Funding, LLC. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•	GAR Disability Advocates is a non-attorney advocacy group, which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20—Segment Reporting (continued)

The following table shows results by reporting segment for the six and three month periods ended March 31, 2015 and 2014 and total assets as of March 31, 2015 and September 30, 2014:

				Personal		GAR
	Fiscal	Time	Consumer	Injury	Structured	Disability		Total
(Dollars in millions)	Year	Frame	Receivables	Claims	Settlements	Advocates	Corporate	Company
Revenues	2015	Six Months	$10.5	$4.4	$5.0	$—	$—	$19.9
	2015	2nd Quarter	5.5	1.9	2.8	—	—	10.2
	2014	Six Months	9.7	4.0	1.5	—	—	15.2
	2014	2nd Quarter	5.1	1.2	1.5	—	—	7.8
Other income	2015	Six Months	—	—	—	0.4	1.0	1.4
	2015	2nd	—	—	—	0.2	0.4	0.6
	2014	Six	—	—	—	0.1	0.9	1.0
	2014	2nd	—	—	—	0.1	0.4	0.5
Income before income taxes	2015	Six	7.0	(0.2)	0.9	(2.6)	(2.6)	2.5
	2015	Q2	3.6	—	0.8	(1.4)	(0.9)	2.1
	2014	Six	5.5	2.2	0.1	(1.4)	(4.1)	2.3
	2014	Q2	2.9	—	0.1	(0.7)	(2.2)	0.1
Total assets	2015	Mar. 31	22.2	35.2	48.6	1.9	121.4	229.3
	2014	Sep. 30	30.5	34.0	38.5	1.0	113.1	217.1
Capital expenditures	2015	6 months	—	—	—	—	—	—
	2015	Q2	—	—	—	—	—	—
	2014	6 months	—	—	—	—	—	—
	2014	Q2	—	—	—	—	—	—
Depreciation	2015	6 months	—	—	—	—	0.3	0.3
	2015	Q2	—	—	—	—	0.1	0.1
	2014	6 months	—	—	—	—	0.3	0.3
	2014	Q2	—	—	—	—	0.1	0.1

The Company does not have any intersegment revenue transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Information about Operating Segments

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, personal injury claims, structured settlements and disability benefits. The four reportable segments consist of the following:

•	Consumer receivables segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off and semi-performing receivables. The charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. . Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. These receivables were acquired at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•	Personal injury claims – Pegasus Funding, LLC , an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements. On December 31, 2013 the Company purchased an 80% interest in CBC Settlement Funding, LLC. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•	GAR Disability Advocates is Social Security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Three of the Company’s business lines accounted for 10% or more of consolidated net revenue for the three and six month periods ended March 31, 2015 and for the three month period ended March 31, 2014. For the six month period ended March 31, 2014, two of the Company’s business lines accounted for 10% or more of the consolidated net revenue. The following table summarizes the net revenues by percentage from the four lines of business for the three and six month periods ended March 31, 2015 and 2014:

	Three Month Periods Ended		Six Month Periods Ended
	March 31,		March 31,
	2015	2014	2015	2014
Finance income (consumer receivables)	53.9. %	65.2%	53.0%	63.9%
Personal injury claims	18.3%	15.0%	21.9%	26.0%
Structured settlements	27.8%	19.8%	25.1%	10.1%
GAR Disability Advocates	—%	—%	—%	—%

Total revenues	100.0%	100.0%	100.0%	100.0%

The Company has no reportable segment information from international operations.

Information about the results of each of the Company’s reportable segments for the three and six month periods ended March 31, 2015 and 2014 and total assets as of March 31, 2015 and September 30, 2014, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

				Personal		GAR
	Fiscal	Time	Consumer	Injury	Structured	Disability		Total
(Dollars in millions)	Year	Frame	Receivables	Claims	Settlements	Advocates	Corporate	Company
Revenues	2015	6 months	$10.5	$4.4	$5.0	$—	$—	$19.9
	2015	Q2	5.5	1.9	2.8	—	—	10.2
	2014	6 months	9.7	4.0	1.5	—	—	15.2
	2014	Q2	5.1	1.2	1.5	—	—	7.8
Other income	2015	6 months	—	—	—	0.4	1.0	1.4
	2015	Q2	—	—	—	0.2	0.4	0.6
	2014	6 months	—	—	—	0.1	0.9	1.0
	2014	Q2	—	—	—	0.1	0.4	0.5
Income before income taxes	2015	6 months	7.0	(0.2)	0.9	(2.6)	(2.6)	2.5
	2015	Q2	3.6	—	0.8	(1.4)	(0.9)	2.1
	2014	6 months	5.5	2.2	0.1	(1.4)	(4.1)	2.3
	2014	Q2	2.9	—	0.1	(0.7)	(2.2)	0.1
Total assets	2015	Mar. 31	22.2	35.2	48.6	1.9	121.4	229.3
	2014	Sep. 30	30.5	34.0	38.5	1.0	113.1	217.1

Litigation Funding Business

On December 28, 2011, the Company purchased an 80%interest in Pegasus. Pegasus Legal Funding (“PLF”) holds the other 20% interest. The Company is committed to loan up to $21.8 million per year to Pegasus for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. As of March 31, 2015, the Company’s net investment in personal injury cases was approximately $34.0 million.

On May 18, 2012, BP Case Management, LLC (“Balance Point”) was formed, a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses are distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of March 31, 2015, we have invested $2.5 million in cases managed by this Venture.

We provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months, which may be extended under certain circumstances for an additional 24 month period. The revolving line of credit is collateralized by Balance Point Management’s profits share in the Venture and other assets. At March 31, 2015, the balance on the revolving line of credit was approximately $1.5 million. The term of the loan was to end in May 2014, but was extended. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principle of Balance Point Management.

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

, Despite all of the Company’s portfolios being on the cost recovery method, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

The Company’s extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables. The Company will analyze a portfolio to determine if the interest method is appropriate for accounting for asset acquisitions within these classes of receivables when it believes it can reasonably estimate the timing of the cash flows. In those situations where the Company diversifies its acquisitions into other asset classes and the Company does not possess the same expertise, or the Company cannot reasonably estimate the timing of the cash flows with an appropriate degree of precision, the Company utilizes the cost recovery method of accounting for those portfolios of receivables. At March 31, 2015, all of the portfolios are accounted for on the cost recovery method, of which $14.9 million is concentrated in one portfolio, the remaining value of a $300 million portfolio purchase in March 2007 (the “Portfolio Purchase”)

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

Results of Operations

The six-month period ended March 31, 2015, compared to the six-month period ended March 31, 2014

Finance income. For the six month period ended March 31, 2015, finance income increased $0.8 million, or 8%, to $10.5 million from $9.7 million for the six month period ended March 31, 2014. Finance income increased due to increased zero based income. We purchased $24.4 million in face value of new portfolios at a cost of $1.6 million in the first six months of fiscal year 2015 as compared to $17.1 million in face value of new portfolios at a cost of $1.0 million for the comparable fiscal year 2014 period. The portfolios purchased are accounted for on the cost recovery method. During the first six months of fiscal year 2015, gross collections decreased 11.6% to $29.8 million from $33.7 million for the six months ended March 31, 2014, reflecting the lower level of purchases, and the age of our portfolios. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.7 million, or 20.2%, for the six months ended March 31, 2015 as compared to the same period in the prior year, and averaged 34.8% of collections for the six months ended March 31, 2015 as compared to 38.5% for the same prior year period. Net collections decreased 6.3% to $19.4 million from $20.7 million for the six months ended March 31, 2014.

Other income. The following table summarizes other income for the six month periods ended March 31, 2015 and 2014:

	March 31,
	2015	2014
Interest and dividend income	$747,000	$705,000
Realized gain	273,000	160,000
GAR Disability Advocates	359,000	116,000
Other	11,000	53,000

	$1,390,000	$1,034,000

Other income. Other income consists of interest and dividend income, realized gains and losses on available for sale transactions, GAR Disability Advocates fee income and other service fee income.

Personal injury claims income. For the six month period ended March 31, 2015, personal injury claims income increased 10.4% to $4.4 million, from $4.0 million for the six month period ended March 31, 2014, as investment in personal injury claims in fiscal years 2012 through 2014 translated into more closed cases in the fiscal year 2015 period than in the fiscal year 2014 period.

Structured settlement income. Structured settlement income was $5.0 million in the six month period ended March 31, 2015, consisting of interest income on structured settlements, $2.0 million, and unrealized gain on structured settlements, $3.0 million, compared to $1.5 million in the six month period ended March 31, 2014, consisting of interest income on structured settlements, $0.7 million, and unrealized gain on structured settlements, $0.8 million. The increase in structured settlement income reflects six months of results in the current year period compared to only one quarter of results in the prior year period.

General and administrative expenses. During the six months ended March 31, 2015, general and administrative expenses increased $4.1 million, or 30.6%, to $17.6 million from $13.5 million for the six months ended March 31, 2014. The increase primarily reflects the inclusion of six months in expenses attributable to CBC for fiscal year 2015 compared to only three months in expenses attributable to CBC for fiscal year 2014 and the growth of the GAR unit.

Interest expense. During the six month period ended March 31, 2015, interest expense increased $0.7 million, to $1.1 million from $0.4 million in the same prior year period. The increase reflects the inclusion of six months of CBC interest expense in the current six month period as compared to only three months of CBC interest expense in the prior six month period.

Net income before taxes – Consumer Receivables. Net income before taxes for the six months ended March 31, 2015 increased $1.5 million from $5.5 million to $7.0 million for the six months ended March 31, 2014, primarily due to lower costs of the segment.

Net loss before taxes – Personal Injury Claims. Net loss before taxes – Personal Injury Claims was $0.2 million for the six month period ended March 31, 2015. Net income before taxes – Personal Injury Claims was $2.2 million for the six month period ended March 31, 2014. The variance is related to an increase in bad debt expense.

Net income before taxes – Structured Settlements. Net income before taxes was $0.9 million in the six month period ended March 31, 2015 compared to $0.1 million in the six month period ended March 31, 2014, as the growth in the CBC unit yielding more structured settlement agreements.

Net loss before taxes – GAR Disability Advocates. Net loss before taxes was $2.6 million in the six month period ended March 31, 2015 fiscal year 2015 period as compared to a net loss of $1.4 million in the same prior year period. GAR Disability Advocates is building the business through increased costs associated with acquiring disability cases in the current fiscal year period completed to the corresponding prior fiscal period.

Income tax expense. Income tax expense, consisting of federal and state income taxes, was $1.1 million for the six months ended March 31, 2015, as compared to income tax expense of $0.8 million for the comparable 2014 period.

Income attributable to non-controlling interest. The income attributable to non-controlling 20% interests in Pegasus and CBC of $101,000 was recorded in six month period ended March 31, 2015 as compared to $463,000 in the six month period ended March 31, 2014.The decrease is attributable to the lower income results posted by Pegasus as there was an increase in reserve for bad debts.

Net income attributable to Asta Funding, Inc. For the six months ended March 31, 2015, net income was $1.3 million, as compared to net income of $1.0 million for the six month period ended March 31, 2014.

The three-month period ended March 31, 2015, compared to the three-month period ended March 31, 2014

Finance income. For the three month period ended March 31, 2015, finance income was $5.5 million as compared to $5.1 million for the three month period ended March 31, 2014, an increase of $0.4 million, or 8%. We purchased $24.4 million in face value of new portfolios at cost of $1.6 million in the second quarter of fiscal year 2015, as compared to $8.5 million in face value of new portfolios at a cost of $0.5 million in the second quarter of fiscal year 2014. The portfolios acquired are accounted for under the cost recovery method. During the second quarter of fiscal year 2015, gross collections decreased 11.0% to $14.6 million from $16.4 million for the three months ended March 31, 2014. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.9 million, or 33.2%, for the three months ended March 31, 2015 as compared to the same period in the prior year, and averaged 26.9% of collections during the three-month period ended March 31, 2015. Net collections increased by 1.9% to $10.7 million in the current quarter from $10.5 million for the three months ended March 31, 2014.

Other income. The following table summarizes other income for the three month periods ended March 31, 2015 and 2014:

	March 31,
	2015	2014
Interest and dividend income	$390,000	$360,000
GAR Disability Advocates	200,000	86,000
Other	6,000	45,000

	$596,000	$491,000

Other income. Other income consists of interest and dividend income, realized gains and losses on available for sale transactions, GAR Disability Advocates fee income and other service fee income.

Personal injury claims income. For the three month period ended March 31, 2015, personal injury claims income increased $0.7 million to $1.9 million from $1.2 million for the three month period ended March 31, 2014. The increase was due to the increase in cases.

Structured settlement income. Structured settlement income was $2.8 million in the three month period ended March 31, 2015, consisting of interest income on structured settlements, $1.0 million, and unrealized gain on structured settlements, $1.8 million. Structured settlement income was $1.5 million in the three month period ended March 31, 2014, consisting of interest income on structured settlements, $0.7 million, and unrealized gain on structured settlements, $0.8 million.

General and administrative expenses. During the three-month period ended March 31, 2015, general and administrative expenses increased $0.3 million, or 4.5%, to $8.1 million from $7.7 million for the three months ended March 31, 2014.

Interest expense. During the three-month period ended March 31, 2015, interest expense was $0.6 million compared to $0.4 million in the same period in the prior year. The increase in interest expense is the result of the growth of the CBC unit.

Net income before taxes – Consumer Receivables. Net income before taxes for the three months ended March 31, 2015 increased $3.6 million from $2.9 million for the three months ended March 31, 2014. .

Net income before taxes – Personal Injury Claims. Net income before taxes decreased to $13,000 in the current fiscal year period from $25,000 in the fiscal year 2014 period.

Net (loss) before taxes – GAR Disability Advocates. Net (loss) before taxes increased to $2.6 million in the current fiscal year period from $1.4 million loss in the fiscal year 2014 period. The increase is due to the growth of the unit including expenditures to secure disability cases.

Income tax expense. Income tax expense was $1.0 million and $37,000 for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

Income attributable to non-controlling interest. The income attributable to non-controlling interest was $150,000 and $14,000 in fiscal years 2015 and 2014, respectively. The non-controlling interests are related to Pegasus and CBC.

Net income attributable to Asta Funding, Inc. Net income was $1.0 million for the three month period ended March 31, 2015 as compared to $75,000 for the three month period ended March 31, 2014. Income attributable to Asta increased due to higher income of approximately $2.5 million offset by higher expenses of $0.5 million and higher taxes of $2.0 million

Liquidity and Capital Resources

Our primary sources of cash from operations include collections on the receivable portfolios that we have acquired and the funds generated from the Pegasus and CBC business segments. Our primary uses of cash include repayments of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past, we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.

Receivables Financing Agreement (“RFA”)

In March 2007, Palisades XVI borrowed approximately $227 million under the RFA. As amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from BMO, in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by in August 2013, discussed below.

Since the inception of the RFA amendments have been signed to revise various terms of the Receivables Financing Agreement. Currently, the Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) is in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into the Settlement Agreement with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”), less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the RFA and the Settlement Agreement.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement. As of March 31, 2015, the Company had not used this facility.

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

Other Investments – Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. As of March 31, 2015, the debt approximated $42.0 million, consisting $9.3 million line of credit and an aggregate $32.7 million of non-recourse notes.

Cash Flow

As of March 31, 2015, our cash decreased $2.6 million to $26.1 million from $28.7 million at September 30, 2014.

Net cash used in operating activities was $4.5 million during the six months ended March 31, 2015 compared cash provided by operations of $0.6 million during the six months ended March 31, 2014. Net cash used in investing activities was $7.8 million during the six month period ended March 31, 2015 compared to $2.4 million used in investing activity during the three months ended March 31, 2014. Net cash provided by financing activities was $9.7 million for the six month period ended March 31, 2015, as compared to cash used in financing activities of $5.1 million in the six month period ended March 31, 2014. This increase is primarily due to the financing activities of the CBC unit.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, investment in structured settlements, costs involved in the collection of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios. In addition, dividends are paid if approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility (with the exception of CBC) in the short-term as our cash flow from operations will be sufficient to purchase portfolios and finance the early stages of the disability advocacy business. However, as the collection environment remains challenging, we may seek additional financing.

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. We will continue to consider other financing options.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Collections Represented by Account Sales

	Collections
	Represented	Finance
	By Account	Income
Period	Sales	Earned
Six months ended March 31, 2015	$3,000	$1,000
Three months ended March 31, 2015	$—	$—
Six months ended March 31, 2014	$2,000	$2,000
Three months ended March 31, 2014	$1,000	$1,000

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. At March 31, 2015, the debt associated with our acquisition of CBC, had a balance of approximately $42.0 million, consisting of $9.3 million through a line of credit, at a rate of 4.1%, from a financial institution, and $32.7 million of notes at varying rates, from 7.125% to 8.75%, issued by CBC’s subsidiaries. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Based on criteria for effective internal control over financial reporting described in the standards promulgated by Public Company Accounting Oversight Board and in the Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 1992”) Framework. we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 based on the material weakness discussed below.

The Company is in the process of implementing the criteria established in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and believes such new criteria would not materially affect the Company’s evaluation described above that occurred during the second quarter of 2015.

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

b. Changes in Internal Controls Over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the second quarter ended March 31, 2015. These changes have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received several comment letters beginning on March 7, 2014 from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”), the last dated October 6, 2014, concerning its Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Additionally, verbal communication with the SEC Staff addressed further comments with regard to the Company’s Form 10-K for the fiscal years ended September 30, 2013 and 2012 and for the first three quarters of fiscal year 2014. The SEC requested, among other things, information concerning the Company’s revenue recognition policy on consumer receivables acquired for liquidation and the Company’s application of Generally Accepted Accounting Principles in the United States thereon. The Company is in the process of finalizing its discussions with the SEC in order to resolve the Staff Comments.

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

ASTA FUNDING, INC. (Registrant)

Date: June 29 , 2015	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2015	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.