Form 10-K
period 2015-09-30
ASTA FUNDING INC
filed 2015-12-14
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $73,926,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 8, 2015, the registrant had 12,070,373 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for registrant’s 2016 Annual Meeting of Stockholders filed within 120 days of September 30, 2015 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2015.

FORM 10-K

Caution Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended . All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our 80% owned subsidiary CBC Settlement Funding, LLC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates , LCC and the business of purchasing, servicing and managing for its own account, distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1994 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

Financial Information About Operating Segments

The Company operates through strategic business units that are aggregated into four reportable segments consisting of the following:

•

Consumer receivables segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off and semi-performing receivables, primarily in the international sector. The charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. These receivables were acquired at substantial discounts to their face values. The discounts are based on the characteristics

(issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

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

•

Structured settlements – On December 31, 2013 the Company purchased an 80% interest in CBC Settlement Funding, LLC. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•

GAR Disability Advocates is a social security benefit and disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Three of the Company’s business lines accounted for 10% or more of consolidated net revenue during fiscal years 2015 and 2014. In fiscal year 2013 two of the Company’s business lines accounted for 10% or more of consolidated net revenue. The following table summarizes the net revenues by percentage from the four lines of business for the fiscal years 2015, 2014, and 2013:

	Years Ended September 30,
	2015	2014	2013
Finance income (consumer receivables)	48.9%	60.7%	83.1%
Personal injury claims	20.0%	22.1%	16.9%
Structured settlements	27.8%	16.0%	—%
GAR Disability Advocates	3.3%	1.2%	—%

Total revenues	100.0%	100.0%	100.0%

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

(Dollars in millions)	Fiscal Year	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Revenues	2015	$20.8	$8.5	$11.8	$1.4	$—	$42.5
	2014	19.8	7.2	5.2	0.4	—	32.6
	2013	31.8	6.4	—	—	—	38.2
Other income	2015	—	—	—	—	1.7	1.7
	2014	26.1	—	—	—	1.4	27.5
	2013	—	—	—	—	1.6	1.6
Income before income taxes	2015	13.8	0.1	3.5	(5.8)	(6.7)	4.9
	2014	18.9	2.3	0.4	(2.7)	(7.9)	11.0
	2013	10.1	2.0	—	(1.2)	(7.6)	3.3

(Dollars in millions)	Fiscal Year	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Total assets	2015	$17.0	$39.6	$63.1	$2.6	$115.1	$237.4
	2014	30.5	34.0	38.5	1.0	113.1	217.1
	2013	65.4	36.8	—	0.2	109.1	211.5

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

We purchase receivables from credit grantors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We fund portfolios through a combination of internally generated cash flow.

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

We have increased our focus on purchasing consumer receivables internationally from foreign banks via direct sales or auctions, similar to the domestic purchase process. We have established relationships with agencies and attorneys in our selected countries and we are committed to continue acquiring foreign consumer receivables to maximize our return on investment.

Personal injury claims

Pegasus conducts its business solely in the United States. Pegasus obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the Pegasus web site and through attorneys.

Structured settlements

CBC purchases structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, its line of credit and its securitized debt, issued through its BBR subsidiaries. Blue Bell Receivables I, LLC (“BBR I”), Blue Bells Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”), Blue Bell Receivables IV, LLC (“BBR IV”) and Blue Bell Receivables V, LLC (“BBR V”), collectively the “Blue Bell Entities”, are variable interest entities (“VIEs”). CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders.

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

Structured settlements

The investment in structured settlements is driven by the direct-to-consumer model. The structured settlement market became organized under the Model Act in 2001 and now 49 states abide by the guidelines. The underlying basis for a structured settlement transaction is a court order.

Social security benefit advocacy

The disability advocate industry is driven by the increasing number of disability applicants who find it difficult to obtain such benefits without the aid of third party assistance.

Strategy

Consumer receivables

Our primary objective for our international sector is to utilize our management’s experience and expertise by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategies include:

•

managing the collection and servicing of our consumer receivable portfolios, including outsourcing those activities to maintain low fixed overhead by partnering with experienced collection and debt buying firms;

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

Social security benefit advocacy

GAR Disability Advocates intends to explore expansion into related businesses. In fiscal year 2015, GAR Disability Advocates began its Five Star Disability Department, assisting veterans in obtaining their benefits.

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

Social security benefit advocacy

GAR Disability Advocates utilizes search engine optimization (“SEO”) to bring more awareness to prospective clients. In particular, through substantial use of the internet, it intends to increase consumer awareness of its existence on various government websites.

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

Case Management — The Case Management Department processes approved cases through the Social Security Disability process.

Marketing

Consumer receivables

Our consumer debt portfolio purchases were 12 portfolio purchases in fiscal year 2015. We have expanded relationship with credit providers internationally, as well as maintained our existing relationships domestically with brokers, finance companies and other credit providers. We utilize a sales team internationally to expand our name recognition by attending international conferences, utilizing email solicitations and attending face-to-face bank meetings.

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

Social security benefit advocacy

GAR Disability Advocates utilizes SEO to bring more awareness to prospective clients. In particular, through substantial use of the internet, it intends to increase consumer awareness of its existence on various government websites.

Competition

Consumer receivables

With the competitive nature of the domestic market, there are strategic advantages of acquiring portfolios internationally in specific foreign countries with less established competition. We feel our expertise in establishing alliances with third-party collection agencies and attorneys can be leveraged in the international sector to be successful against our competitors; however, we cannot assure that the competition will not increase internationally in the future, affecting our consumer receivables financial performance.

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

Personal injury claims

The litigation funding business is highly competitive and fragmented, and we expect that competition from new and existing companies will continue. We compete in the litigation funding marketplace based on many factors, including:

cost of funds lent;

application Fee costs;

broker’s commissions and bonuses paid;

reputation; and

direct and on-line marketing.

We believe that the management of Pegasus has the expertise and experience in identifying, evaluating, pricing and acquisition of litigating funding cases. However, we cannot assure that our litigation funding businesses will be able to compete against current or future competitors or that competition will not increase in the future.

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

Personal injury claims

There are no discernible trends to indicate seasonality in the personal injury claims business.

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

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements. We are looking to enhance our international systems capabilities during fiscal year 2016.

Personal injury claims

Pegasus is dependent on its website to maintain and increase its business and, therefore, must remain current with technology.

Structured settlements

CBC recognizes that a high level of automation is required to continue to grow and compete within the industry. CBC has invested significantly in technology since its inception and particularly in its customer relationship management (“CRM”) system in order to maximize large quantities of information. This technology provides CBC management with the necessary tool to optimize its processes to improve its efficiency. CBC intends to continue to invest in technology.

Social security benefit advocacy

GAR Disability Advocates relies on substantial use of the internet and, therefore, endeavors to remain current technologically. We are in the process of installing a new client software system in fiscal year 2016, which is expected to improve management reporting capabilities.

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

The Dodd-Frank Act authorized the CFPB to prescribe rules interpreting the FDCPA. On November 12, 2013, the CFPB signaled its intention to promulgate substantive rules under the FDCPA by publishing an Advance Notice of Proposed Rulemaking (ANPR) with regard to debt collection practices. The ANPR requested comments with regard to a wide array of issues relating to debt collection. The comment period closed on February 28, 2014. The CFPB has not yet issued a proposed rule. In its Fall 2015 Regulatory Agenda, the CFPB stated that it expects “Pre-rule activities” are the steps that the CFPB takes in preparation for issuing proposed regulations.

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

Personal injury claims

Numerous states have recently introduced legislation with respect to the litigation funding business, which, up to now, has been largely unregulated. According to the National Conference of State Legislatures during the 2015 legislative session, 10 states had legislation pending regarding litigation financing transactions, and two states enacted legislation. While the legislation varies from state to state, these proposed laws generally would establish requirements for contracts relating to litigation funding, including setting maximum amounts of interest, fees and other charges that may be imposed.

Structured settlements

With respect to the structured settlement business, 49 states have enacted regulations commonly referred to as Structured Settlement Protection Acts (“SSPAs”). The statutes generally require certain consumer disclosures as well as requiring that each transaction be filed in court and receive judicial approval. In addition to the state SSPAs, U.S. Code 5891, passed into law in 2002, imposes a 40% excise tax of 40% on any transactions not approved in compliance with the applicable SSPA.

Social security benefit advocacy

The liquidity of funds available to pay Social Security disability benefits could have a material impact on the GAR Disability Advocates business.

Employees

As of September 30, 2015, we had 149 full-time employees. We are not a party to any collective bargaining agreements.

Additional Information

Our web address is www.astafunding.com. Copies of our Form 10-Ks, 10-Qs, 8-Ks, proxy statements, amendments thereto, and other SEC reports are available on our website as soon as reasonably practical after filing electronically with the Securities and Exchange Commission . No part of our website is incorporated by reference into this report.

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

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, in their entirety, by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

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

We are exposed to interest rate volatility risk as interest rates can fluctuate in the period between when we purchase structured settlements payment streams and when we securitize such payment streams.

We purchase structured settlements at a discount rate based on, among other factors, our then estimates of the future interest rate environment. Once a critical mass of payment streams is achieved, those payment streams are then securitized, generally through fixed rate private placements. The discount rate at which our securitization is sold to investors is based on the current interest rates as of the time of the securitization. Interest rates may fluctuate significantly during the period between the purchase and securitization of payment streams, which can increase or decrease the spread between the discount rate at which we purchase the payment streams and the discount rate at which we securitize such payment streams, which could increase or decrease our revenues. Volatile interest rate environments can lead to volatility in our results of operations. If we are unable to finance the payment streams we purchase at a discount rate that is sufficiently lower than the discount rate at which we make such purchases, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may not be able to purchase consumer receivable portfolios domestically and internationally at favorable prices or on sufficiently favorable terms if at all.

Our success in this business segment depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us, if at all, depends on a number of factors outside of our control, including:

•	the growth in consumer debt;

•	the volume of consumer receivable portfolios available for sale;

•	availability of financing to fund purchases;

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios; and

•	possible future changes in the bankruptcy laws, state laws and homestead acts which could make it more difficult for us to collect.

•	The foreign exchange rate changes of the countries in which we do business

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

We acquire (internationally) and collect on consumer receivable portfolios that contain charged-off receivables. In order to operate profitably over the long term, we must continually purchase (internationally) and collect on a sufficient volume of receivables to generate revenue that exceeds our purchase costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

•	made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies; and

•	subsequently deemed these obligations as uncollectible.

These receivable portfolios are purchased internationally at significant discounts to the amount the consumers owe. These receivables are difficult to collect and actual recoveries may be less than the amount expected. In addition, our collections may worsen in a weak economic cycle. We may not recover amounts in excess of our acquisition and servicing costs.

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

We may be subject to competition for the purchase of international consumer receivable portfolios which may result in an increase in prices of such portfolios.

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

We depend upon third parties to service a significant portion of our domestic and international consumer receivable portfolios. The loss of certain servicers could have an adverse effect on our financial position and results of operation.

As 38% of our portfolio face value is serviced by five organizations domestically, we are dependent upon the efforts of these collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

We may rely on third parties to locate, identify and evaluate international consumer receivable portfolios available for purchase.

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

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, Panama, Puerto Rico, Columbia and Peru, there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in their accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

Our collections may decrease if bankruptcy filings increase.

During times of economic uncertainty, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured, we may not be able to collect on those receivables. Our collections may decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

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

Members of the Stern family own directly or indirectly, approximately 32% of our outstanding shares of common stock as of September 30, 2015. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

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

Consumers are exposed to information from a number of sources that may cause them to be more reluctant to pay their debts or to pursue legal actions against us. Online, print and other media publish stories about the debt collection industry which cite specific examples of abusive collection practices. These stories can lead to the rapid dissemination of the story, adding to the level of exposure to negative publicity about our industry. Various Internet sites are maintained where consumers can list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle the situation. Advertisements by debt relief attorneys and credit counseling centers are becoming more common, adding to the negative attention given to our industry. As a result of this negative publicity, customers may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. These actions could impact our ability to collect on the receivables we acquire and affect our revenues and profitability.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 12,070,373 shares of common stock issued and outstanding as of December 8, 2015. Of these shares, 4,196,806 are owned by our affiliates. In addition, options to purchase 1,043,566 shares of our common stock were outstanding as of September 30, 2015, of which 860,891 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2015, there were 1,511,179 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

None

Item 2.	Properties

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 14,700 square feet of general office space for approximately $21,000 per month, plus utilities. The lease was renewed September 1, 2015 and expires on August 31, 2020.

Our office in Houston, Texas occupies approximately 2,600 square feet of general office space for approximately $4,000 per month. The lease expires on August 18, 2016.

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

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” On December 8, 2015 there were 15 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2013 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
2014
October 1, 2013 to December 31, 2013	$8.85	$7.94
January 1, 2014 to March 31, 2014	8.59	7.99
April 1, 2014 to June 30, 2014	8.77	8.03
July 1, 2014 to September 30, 2014	8.51	8.11
2015
October 1, 2014 to December 31, 2014	$9.50	$7.81
January 1, 2015 to March 31, 2015	8.94	8.02
April 1, 2015 to June 30, 2015	8.40	8.00
July 1, 2015 to September 30, 2015	9.38	7.57

Dividends

Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place. The Company did not declare any dividends for fiscal years 2015 and 2014.

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase up to $15.0 million of shares of our common stock, which is effective through December 31, 2015. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the fiscal year ended September 30, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from October 1, 2014 through September 30, 2015	201,800	$8.66	201,800	$13,249,000

(1)	On August 17, 2015, our board of directors authorized the repurchase of up to $15.0 million of shares of our common stock through a non-discretionary stock repurchase plan.

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

2015

	2010	2011	2012	2013	2014	2015
ASTA FUNDING, INC.	100.00	107.34	125.44	119.76	110.60	114.91
NASDAQ MARKET INDEX	100.00	102.96	134.39	165.00	199.01	206.96
PEER GROUP INDEX	100.00	98.64	152.07	253.97	226.70	219.14
PEER GROUP INDEX + ASTA FUNDING, INC.	100.00	99.18	150.43	246.31	220.06	213.16

Item 6.	Selected Financial Data

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2015. The selected financial data for the five fiscal years ended September 30, 2015, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	(In thousands, except per share data)
	2015	2014	2013	2012	2011
Income Statement Data:
Finance income, net	$20,757	$19,865	$31,762	$40,803	$44,056
Personal injury claims income	8,482	7,134	6,438	1,647	—
Unrealized gain on structured settlements	7,146	2,840	—	—	—
Interest income on structured settlements	4,672	2,368	—	—	—
Disability fee income	1,434	378	2	—	—

Total revenues	42,491	32,585	38,202	42,450	44,056
Forgiveness of non-recourse debt	—	26,101	—	—	—
Other income	1,687	1,399	1,609	2,256	557

	44,178	60,085	39,811	44,706	44,613

Expenses:
General and administrative expenses	36,933	28,192	24,212	23,640	21,807
Interest expense	2,395	1,260	1,300	2,539	3,016
Impairments of consumer receivables acquired for liquidation	—	19,591	10,990	1,771	2,066

	39,328	49,043	36,502	27,950	26,889

Income before income tax	4,850	11,042	3,309	16,756	17,724
Income tax expense	2,122	4,613	894	6,797	7,143

Net income	2,728	6,429	2,415	9,959	10,581
Less: net income attributable to non-controlling interests	712	528	406	31	—

Net income attributable to Asta Funding, Inc.	$2,016	$5,901	$2,009	$9,928	$10,581

Basic net income per share	$0.15	$0.45	$0.16	$0.71	$0.72

Diluted net income per share	$0.15	$0.45	$0.15	$0.69	$0.71

	(In millions)
	2015	2014		2013	2012	2011
Other Financial Data (Unaudited):
For the Year ended September 30
Cash collections	$36.7	$40.2		$51.7	$70.0	$81.2
Portfolio purchases, at cost	2.1	5.1		3.3	2.5	7.5
Portfolio purchases, at face value	28.0	478.9		53.5	6.0	19.5
Return on average assets	1.0%	4.7	%(2)	1.2%	4.2%	4.1%
Return on average stockholders’ equity(1)	1.3%	5.7	%(2)	1.6%	5.9%	6.3%
Dividends declared per share	$0.00	$0.00		$0.08	$0.08	$0.08
At September 30,
Total assets	237.4	217.1		211.5	237.6	252.6
Total debt and other liabilities	56.1	35.8		38.2	64.6	75.1
Total stockholders’ equity	181.3	181.3		173.3	173.0	177.5
Inception to date — September 30,
Cumulative aggregate purchases, at face value	32,465.3	32,437.3		31,958.3	31,904.9	31,898.9

(1)	The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

(2)	Return calculations in fiscal year 2014 were significantly improved by the $26.1 million loan forgiveness recorded in that fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Pegasus’s profits and losses are distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. While the overall returns to Pegasus are currently estimated to be in excess of 20% per annum, the Company has reserved the right to terminate Pegasus if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. As of September 30, 2015, the Company had a net invested balance of approximately $36.7 million in personal injury cases. During the fiscal year ended September 30, 2015, distributions of $1.0 million were made to PLF.

On May 18, 2012, we announced the formation of BP Case Management, LLC (“Balance Point”), a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses will be distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consists of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of September 30, 2015, we have invested $2.6 million, net of reserve charges, in cases managed by this Venture.

In 2012, we provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of Balance Point management. The revolving line of credit is collateralized by Balance Point management’s profits share in the venture and other assets. At September 30, 2015, the balance in the revolving line of credit was approximately $1.5 million.

Structured Settlement Business

On December 31, 2013, the Company acquired an 80% ownership interest in CBC Settlement Funding, LLC (“CBC”) and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlements industry and continue to serve as management of CBC.

CBC has a portfolio of structured settlements which is financed by approximately $51.6 million of debt, including a $25.0 million line of credit from an institutional source (approximately $20.4 million of the line was unused as of September 30, 2015) and notes issued by CBC to third party investors. On September 15, 2015, CBC entered into the Ninth Amendment, increasing the line from $22.0 million to $25.0 million. and the interest rate floor was decreased from 4.75% to 4.1%. At September 30, 2015, the line of credit had an expiration date of March 1, 2017 and the Company had an invested value of $64.6 million in structured settlements.

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

The Company accounts for certain of its investments in finance receivables using the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

	Years Ended September 30,
	2015	2014	2013
Finance income, net	48.9%	60.9%	83.1%
Personal injury claim income	20.0%	21.9%	16.9%
Unrealized gain on structured settlements	16.8%	8.7%	—%
Interest income on structured settlements	11.0%	7.3%	—%
Disability fee income	3.3%	1.2%	—%

Total revenues	100.0%	100.0%	100.0%
Debt forgiveness	—%	80.1%	—%
Other income	3.9%	4.3%	4.2%

	103.9%	184.4%	104.2%

General and administrative expenses	86.9%	86.5%	63.4%
Interest expense	5.6%	3.9%	3.4%
Impairments of consumer receivables acquired for liquidation	—%	60.1%	28.7%

	92.5%	150.5%	95.5%

Income before income taxes	11.4%	33.9%	8.7%
Income tax expense	5.0%	14.2%	2.3%

Net income	6.4%	19.7%	6.4%
Less: net income attributable to non-controlling interest	1.7%	1.6%	1.1%

Net income attributable to Asta Funding, Inc.	4.7%	18.1%	5.3%

Year Ended September 30, 2015 Compared to the Year Ended September 30, 2014

Finance income.    For the fiscal year ended September 30, 2015 (“fiscal year 2015”), finance income from consumer receivables increased $1.0 million, or 5.1%, to $20.8 million from $19.8 million for the fiscal year ended September 30, 2014 (“fiscal year 2014”) , reflecting increased zero basis income. During fiscal year 2015, we acquired $28.0 million in face value of new portfolios at a cost of $2.1 million as compared to $478.9 million of face value portfolios at a cost of approximately $5.1 million, during fiscal year 2014. The portfolios purchased during fiscal year 2015 are accounted for on the cost recovery method.

Net collections decreased $3.5 million, or 8.7%, to $36.7 million for fiscal year 2015 from $40.2 million for fiscal year 2014. During fiscal year 2015, gross collections decreased 17.2% to $56.2 million from $67.9 million for fiscal year 2014, reflecting the lower level of purchases. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $8.2 million, or 29.7% as compared to the same period in the prior year and averaged 34.8% of collections for fiscal year 2015 as compared to 40.9% in the same prior year period The lower rate is the result of lower commissioned collections and lower search costs in the current year.

Personal injury claims income.    Personal injury claims income increased $1.4 million or 19.7% to $8.5 million from the prior year level of $7.1 million, as investment in personal injury claims in fiscal years 2013 and 2014 translated into more closed cases in fiscal year 2015 than in the prior year (cases take an average of 18 months to mature), in addition to increased level of investment in personal injury claims.

Structured settlement income of $11.8 million, which includes $7.1 million of unrealized gains and $4.7 million of interest income, is included in the Company’s results in fiscal year 2015, compared to $5.2 million, which includes $2.8 million of unrealized gains and $2.4 million of interest income in fiscal year 2014. This increase in income is the result of increased investments in structured settlements in the current fiscal year in addition, fiscal year 2015 was the first full year of results included as CBC Settlement Funding, LLC was acquired on December 31, 2013. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.1 million of unrealized gains recognized in the fiscal year ended September 30, 2015, approximately $7.1 million is due to day one gains on new structured settlements financed during the period, $1.8 million due to a change in the discount rate, offset by a decrease of $1.8 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability Fee income of $1.4 million in fiscal year 2015 compared to $0.4 million in fiscal year 2014 is the result of a significant increase in manpower in the current fiscal year, translating into a significant increase in closed cases.

Forgiveness of debt is the result of the Settlement Agreement with the Bank of Montreal (“BMO”), reached in August of fiscal year 2013. The Company made the final payment of the Remaining Amount in June 2014. This was accompanied by a one-time $26.1 million forgiveness of debt.

Other income.    The following table summarizes other income for the years ended September 30, 2015 and 2014:

	2015	2014
Interest and dividend income	$1,223,000	$1,315,000
Realized gains	369,000	43,000
Other	95,000	41,000

	$1,687,000	$1,399,000

General and administrative expenses.    For the year ended September 30, 2015, general and administrative expenses increased $8.7 million, or 31.0%, to $36.9 million from $28.2 million for the year ended September 30, 2014. The increase in General and Administrative expenses is related to the growth of GAR Disability Advocates, $4.2 million and the full year inclusion of CBC Settlement Funding, LLC, $2.2 million. In addition, there was an increase of bad debt expense at Pegasus Funding, LLC, $2.1million.

Interest expense.    For the fiscal year ended September 30, 2015, interest expense increased $1.1 million to $2.4 million from $1.3 million in the fiscal year ended September 30, 2014. The increase is due to the growth of CBC and completion of CBC’s fourth private placement of approximately $20.9 million of fixed rate asset-backed notes in November 2014, as a result of the expanding structured settlement business. Additionally, we recognized 12 months of interest expense in the current fiscal year compared to only nine months in fiscal year 2014.

Impairments – There were no impairments in the fiscal ended September 30, 2015 as compared to $19.5 million recorded during the fiscal year ended September 30, 2014. The $19.6 million of impairments in the fiscal year 2014 was comprised of $14.1 million for the Great Seneca Portfolio, $4.8 million for the medical receivables portfolio and $0.7 million for other portfolios.

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

The medical receivables were related to a market that we are no longer in. We exited the market in terms of financing such receivables in 2012 and impaired the portfolio and switched to the cost recovery method at that time. The collections continued to deteriorate and fell short of expectations by a significant margin and, therefore, we impaired the remaining value of the portfolio of $4.8 million in June 2014.

Net income before taxes — Consumer Receivables.    Net income before taxes decreased $5.1 million, from $18.9 million for the fiscal year ended September 30, 2014 as compared to $13.8 million for the fiscal year ended September 30, 2015, primarily due to BMO debt forgiveness in fiscal year 2014, partially offset by reduced impairments in the current fiscal year.

Net income before taxes — Personal Injury Claims.    Net income before taxes decreased $2.2 million to $0.1 million in fiscal year 2015 from $2.3 million for the prior fiscal year, as increased revenues, $1.3 million, were offset by the increase in bad debt reserves, $3.0 million.

Net income before taxes — Structured Settlements.    Net income before taxes was $3.5 million in fiscal year 2015 compared to $0.4 million in fiscal year 2014. The increase is due to the continued growth in the investment of the structured settlements. Additionally, we recognized 12 months of net income before taxes in the current fiscal year versus nine months in fiscal year 2014.

Net loss before taxes — GAR Disability Advocates.    Net loss before taxes was $5.8 million in the 2015 fiscal year compared to a net loss of $2.7 million in the same prior year period, reflecting increased start-up costs in the current fiscal year. Salaries increased by $1.9 million and marketing expense increased by $1.4 million compared to the prior fiscal year.

Income tax expense.    Income tax expense of $2.1 million recorded for fiscal year 2015 consists of a $7.4 million current income tax expense and a $5.3 million deferred income tax benefit. Income tax expense was lower primarily due to lower pre-tax income, significantly influenced by the $26.1 million of debt forgiveness in the prior fiscal year. In fiscal year 2014, income tax expense of $4.6 million consisted of a current income tax expense of $4.1 million and a $0.5 million deferred income tax expense.

Net income.    For the year ended September 30, 2015, net income decreased $3.7 million to $2.7 million from $6.4 million for the year ended September 30, 2014, primarily reflecting the forgiveness of debt of $26.1 million in the prior fiscal year, in addition to higher general and administrative expenses, $9.1 million, in the current fiscal year, partially offset by the impairments of $19.6 million in the prior fiscal year.

Income attributable to non-controlling interest.    Income to non-controlling interests increased $184,000 from $528,000 for the year ended September 30, 2014 to $712,000 for the year ended September 30, 2015, due to the improvement in the results of CBC.

Net income attributable to Asta Funding, Inc.    For the year ended September 30, 2015, net income attributable to Asta Funding, Inc. decreased $3.9 million to $2.0 million from $5.9 million for the year ended September 30, 2014, primarily reflecting the forgiveness of debt of $26.1 million in the prior fiscal year, plus increased general and administrative expenses, $9.1 million, partially offset by decreased impairments, $19.6 million. Net income per diluted share for the year ended September 30, 2015 decreased to $0.17 per diluted share from $0.45 per diluted share for the year ended September 30, 2014.

The following tables detail non-controlling interest for the year ended September 30, 2015:

	For the Year Ended September 30, 2015
	Pegasus Funding LLC	CBC Settlement Funding, LLC	Total Non- Controlling Interests
Balance, beginning of period	$(783,000)	$70,000	$(713,000)
Non-controlling interest	11,000	701,000	712,000
Distributions	(996,000)	—	(996,000)

Balance, end of period	$(1,768,000)	$771,000	$(997,000)

The non-controlling interests are related to Pegasus and CBC. The distribution to non-controlling interests is the distributions made to the 20% non-controlling interest owners of Pegasus Funding, LLC (“Pegasus Funding”). The distribution, based upon the profitability of the closed personal injury cases using the formula included in the operating agreement signed December 28, 2011, as revised, are calculated with a 20% deduction for overhead expenses of the Pegasus Funding operation unit and a 20% write off of the personal injury cases deemed to be lost. The 20% write off amount is deducted directly from the distribution amount. Distributions have been greater than the net income attributable to Asta Funding, primarily due to bad debt reserves reducing the net income attributable to Asta Funding, but not specifically factored into the formula to determine the distributions to non-controlling interest owners based on the operating agreement. Ultimately, this timing difference will reverse when personal injury cases are actually written-off. No distributions have been made to CBC.

Year Ended September 30, 2014 Compared to the Year Ended September 30, 2013

Finance income.    For the fiscal year ended September 30, 2014, finance income from consumer receivables decreased $12.0 million, or 37.5%, to $19.8 million from $31.8 million for the fiscal year ended September 30, 2013 (“fiscal year 2013”). The decrease is primarily due to the lower level of portfolio purchases over the last four years, and the reduction of zero based income. Zero based income decreased $5.8 million, from $25.7 million in the year 2013 to $19.8 million in the year 2014. Effective October 1, 2013 the Company transferred the remaining $1.3 million of interest method portfolios to the cost recovery method. During fiscal year 2014, we acquired $478.9 million in face value of new portfolios at a cost of $5.1 million as compared to $53.5 million of face value portfolios at a cost of approximately $3.3 million, during fiscal year 2013.

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

Structured settlement income of $5.2 million, which includes $2.8 million of unrealized gains and $2.4 million of interest income, is included in the Company’s results for the first time with no comparative results in the prior year.

Disability fee income Disability fee income amounted to $0.4 million in fiscal year 2014. Fiscal year 2013 disability fee income was immaterial for the start up operation, which included only five months of results.

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

Other income.    The following table summarizes other income for the years ended September 30, 2014 and 2013:

	2014	2013
Interest and dividend income	$1,315,000	$1,583,000
Realized gains (losses)	43,000	(27,000)
Other	41,000	53,000

	$1,399,000	$1,609,000

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

Impairments.    We recorded impairments of $19.6 million during the year ended September 30, 2014, of which $14.1 million was recorded on the Great Seneca portfolio (“the Portfolio Purchase”) as projected collections continued to deteriorate. Approximately $4.8 million of the impairment was related to the medical receivable asset class. Impairments of $11.0 million were recorded for the year ended September 30, 2013, of which $10.1 million was recorded on the Portfolio Purchase.

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

Net income before taxes — Consumer Receivables.    Net income before taxes increased $8.8 million, from $10.1 million for the fiscal year ended September 30, 2013 as compared to $18.9 million for the fiscal year ended September 30, 2014, as the BMO debt forgiveness more than offset the negative impact of lower collections.

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

Net loss before taxes — GAR Disability Advocates.    Net loss before taxes was $2.7 million in the 2014 fiscal year compared to a net loss of $1.2 million in the same prior year period, reflecting increased start-up costs in the current fiscal year. Salaries increased by $0.8 million and marketing expense increased by $0.7 million compared to the prior fiscal year.

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

The following tables detail non-controlling interest for the year ended September 30, 2014:

	For the Year Ended September 30, 2014
	Pegasus Funding LLC	CBC Settlement Funding, LLC	Total Non- Controlling Interests
Balance, beginning of period	$(184,000)	$—	$(184,000)
Non-controlling interest	458,000	70,000	528,000
Distributions	(1,057,000)	—	(1,057,000)

Balance, end of period	$(783,000)	$70,000	$(713,000)

The non-controlling interests are related to Pegasus and CBC. The distribution to non-controlling interests is the distributions made to the 20% non-controlling interest owners of Pegasus Funding, LLC (“Pegasus Funding”). The distribution, based upon the profitability of the closed personal injury cases using the formula included in the operating agreement signed December 28, 2011, as revised, are calculated with a 20% deduction for overhead expenses of the Pegasus Funding operation unit and a 20% write off of the personal injury cases deemed to be lost. The 20% write off amount is deducted directly from the distribution amount. Distributions have been greater than the net income attributable to Asta Funding, primarily due to bad debt reserves reducing the net income attributable to Asta Funding, but not specifically factored into the formula to determine the distributions to non-controlling interest owners based on the operating agreement. Ultimately, this timing difference will reverse when personal injury cases are actually written-off. No distributions have been made to CBC.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement. As of September 30, 2015, the Company had not used this facility.

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

Divorce Funding

On May 18, 2012, we formed BP Case Management, LLC (“BPCM), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. The term of the loan was to end in May 2014, but has been extended until August 2016.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired debt that totaled $23 million consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. As of September 30, 2015, the debt approximated $51.6 million. On September 30, 2015, CBC completed its fifth private placement backed by structured settlements and fixed annuity payments. CBC issued through its subsidiary, BBRV, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On November 26, 2014, CBC announced the completion of its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $20.8 million of fixed rate asset-backed notes with a yield of 5.4%. On March 1, 2015, CBC entered into the Ninth Amendment of the agreement with a new maturity date of March 1, 2017, increased the credit to $25.0 million and lowered the floor to 4.1%.

Cash Flow

As of September 30, 2015, our cash and cash equivalents decreased $4.4 million to $24.3 million, from $28.7 million at September 30, 2014. Although our cash flow remains strong, we have diversified some of our cash flow into other investments.

Net cash used in operating activities was $21.1 million during the fiscal year ended September 30, 2015, as compared to $2.1 million for the fiscal year ended September 30, 2014. The decrease is primarily due to no impairments in the current fiscal year compared to $19.6 million in fiscal year 2014. Net cash used in investing activities was $0.3 million during the fiscal year ended September 30, 2015, as compared to $1.0 million during the fiscal year ended September 30, 2014. The change in cash in investing activities is primarily due to increased investments in personal injury claims and other investments offset by decreased consumer receivable collections. Net cash provided by financing activities was $17.0 million during the fiscal year ended September 30, 2015, as compared to $3.3 million used in financing activities in the same 2014 period. The increase in net cash provided by financing activities was primarily due to an increase in net borrowings of CBC debt in the current fiscal year, partially offset by a pay down of non-recourse debt in the prior fiscal year.

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

Share Repurchase Program

On August 17, 2015, we announced the adoption of a Rule 10b5-1 plan under which we may repurchase our shares of common stock. On August 11, 2015, the Board of Directors of the Company approved the repurchase of up to $15.0 million of our common stock and authorized management of the Company to enter into a Rule 10b5-1 plan. The plan is effective through December 31, 2015. Through September 30, 2015, we purchased 201,800 shares at a cost of approximately $1,751,000. We anticipate that the cash used for the repurchase program will come primarily from current cash and from ongoing operating activities and the cash generated from such activities.

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years:

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	$46,988,000	$3,412,000	$6,259,000	$6,344,000	$30,973,000
Operating Lease Obligations	2,650,000	819,000	1,106,000	725,000	0

Total	$49,638,000	$4,231,000	$7,365,000	$7,069,000	$30,973,000

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In millions)
Balance at beginning of period	$29.4	$64.3	$94.2	$122.7	$154.5
Acquisitions of finance receivables, net of buybacks	2.1	5.1	3.3	2.5	7.5
Cash collections from customers applied to principal(1)	(15.8)	(20.4)	(22.2)	(29.1)	(37.0)
Cash collections represented by account sales applied to principal(1)	(0.1)	(0.1)	—	(0.1)	(0.2)
Impairments/Portfolio write down	—	(19.5)	(11.0)	(1.8)	(2.1)

Balance at end of period	$15.6	$29.4	$64.3	$94.2	$122.7

(1)	Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Portfolio Purchases

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Aggregate Purchase Price	$2.1	$5.1	$3.3
Aggregate Portfolio Face Amount	28.0	478.9	53.5

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

Schedule of Portfolios by Income Recognition Category

	September 30, 2015		September 30, 2014		September 30, 2013
	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios	Cost Recovery Portfolios	Interest Method Portfolios
			(In millions)
Original Purchase Price (at period end)	$1,256.7	$—	$1,254.6	$—	$539.3	$710.3
Cumulative Aggregate Managed Portfolios (at period end)	32,465.3	—	32,437.3	—	15,102.4	16,855.9
Receivable Carrying Value (at period end)	15.6	—	29.4	—	51.1	13.1
Finance Income Earned (for the respective period)	20.8	—	19.5	—	4.5	27.3
Total Cash Flows (for the respective period)	36.7	—	40.2	—	25.2	28.8

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

Collections Represented by Account Sales

Year	Collections Represented By account Sales	Finance Income Recognized
2015	$79,000	$77,000
2014	114,000	88,000
2013	2,448,000	2,015,000

We do not anticipate collecting the majority of the purchased principal amounts. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future finance income from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for the first interim period in the first annual period beginning after December 15, 2015. We are currently reviewing this ASU to determine if it will have an impact on our consolidated financial statements.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2015, 2014 and 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. The debt associated with CBC, had a balance of approximately $51.6 million, consisting of $4.6 million through a line of credit, at a rate of LIBOR plus 4%, with a floor of 4.1%, from a financial institution, and $47.0 million of notes at varying rates, from 5.07% to 8.75%, issued by CBC’s subsidiaries. At September 30, 2015, the LIBOR rate was 0.19%. Thus, a 25 basis point change in the LIBOR rate would have had no impact on the line of credit interest expense, as the resulting rate would still have been below the 4.1% floor.

We have elected to measure structured settlements at fair value under ASC 825. However, the date used to finance our investments in structured settlements is measured at cost. This results in an accounting mismatch that yields potential gains or losses, recognized in the consolidated statements of income, depending primarily on changes in interest rates.

We monitor changes in market rate primarily based on our periodic securitization of assets, whereby we are able to determine a market rate. A significant change in the rate at which we can securitize can increase or decrease the gain or loss. We partially mitigate the risk over the long term by pricing new structured settlements originations relative to current market rates. As benchmark rates decrease, we can purchase structured settlements at lower discount rates to the consumer, while maintaining spread or gain. As benchmark rates increase, the market value of the entire portfolio could lose value. As such, future structured settlement purchases must be purchased at an increased discount rate in order to maintain or increase spread or gain. The Company does not currently purchase derivative products to mitigate risk.

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

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we believe that we maintained effective internal control over financial reporting as of September 30, 2015.

Changes in Internal Controls over Financial Reporting

In fiscal year 2014, Management identified a material weakness in our internal control over financial reporting related to the revenue recognition process in our consumer receivables portfolios, specifically related to the application of the interest method of accounting as promulgated by Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Quality. During our review of portfolio cash flows, our controls did not include an analysis and review of the current cash flow variations within a quarter, to determine whether there is an impairment or accretion required. We took action to remediate the material weakness described above, which was completed during the 2015 fourth quarter. The action taken to remediate the material weakness is as follows:

•

Implement the additional control of analyzing cash flows within a quarterly period, in addition to the already established life of the loan analysis, to determine whether there is an impairment or accretion adjustment required, when necessary.

•	As our current inventory of portfolios are accounted for on the cost recovery method this control procedure was not applicable for the current quarter.

Except for the change discussed above, there have been no changes that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2015, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the three-year period ended September 30, 2015, and our report dated December 14, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/WeiserMazars LLP

Edison, New Jersey

December 14, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after September 30, 2015 and is incorporated herein by this reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after September 30, 2015 and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after September 30, 2015 and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after September 30, 2015 and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of stockholders to be filed not later than 120 days after September 30, 2015 and is incorporated herein by this reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit Number
3.1	Certificate of Incorporation(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Certificate of Designation of Series A Preferred Stock(3)
3.4	Bylaws(4)
3.5	Amendments to Article IX of the By-Laws of Asta Funding, Inc.(5)
4.1	Rights Agreement, dated as of August 23, 2012, between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC(6)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)
10.2	Asta Funding, Inc. 2002 Stock Option Plan(2)

Exhibit Number
10.3	Asta Funding, Inc. Equity Compensation Plan(7)
10.4	Asta Funding, Inc. 2012 Stock Option and Performance Award Plan(8)
10.5	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(9)
10.6	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](10)
10.7	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](11)
10.8	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](12)
10.9	Indemnification agreement between Asta Funding and GMS Family Investors LLC. (13)
10.10	Settlement Agreement and Omnibus Amendment among Asta Funding, Inc., Palisades Acquisition XVI and BMO Capital Markets dated August 7, 2013. (20)
10.11	Lease agreement between the Company and ESL200 LLC dated August 2, 2010 (14)
10.12	Revolving Credit Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(15)
10.13	Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(16)
10.14	Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC(17)
10.15	Operating Agreement of Pegasus Funding, LLC, dated December 28, 2011(18)
10.16	Consulting Agreement, dated December 12, 2011, by and between the Company and A.L. Piccolo & Co., Inc.(20)
10.17	Membership Interest Purchase Agreement by and among CBC Settlement, LLC, CBC Management Services Group, LLC, Asta Funding, Inc. and Other Parties Hereto (22) (24)
10.18	Amended and Restated Operating Agreement of CBC Settlement Funding, LLC (23) (24)
10.19	Asta Funding, Inc. lease agreement with ESL 200 LLC (25)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(3)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(4)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(5)	Incorporated by reference to Exhibit 3.2 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

(8)	Incorporated by reference to Appendix A to Asta Funding’s Definitive Proxy Statement filed on February 17, 2012 for the March 21, 2012 Annual Meeting of Stockholders

(9)	Incorporated by reference to Exhibit 10.26 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(10)	Incorporated by reference to Exhibit 10.27 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(11)	Incorporated by reference to Exhibit 10.28 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(12)	Incorporated by reference to Exhibit 10.29 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2008.

(13)	Incorporated by reference to Exhibit 10.32 to Asta Funding’s Annual Report on Form 10-K for the year ended September 30, 2009.

(14)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed August 5, 2010.

(15)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(16)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(17)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(18)	Incorporated by reference to Exhibit 10.4 to Asta Funding’s Current Report on Form 8-K filed January 4, 2012.

(19)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 6, 2012.

(20)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

(21)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed August 9, 2012.

(22)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed January 7, 2014.

(23)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed January 7, 2014.

(24)	The schedules to Exhibits 10.17 and 10.18 have not been filed with this registration statement as they contain due diligence information which the Registrant does not believe is material to an investment decision.

(25)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed October 29, 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 14, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/WeiserMazars LLP

Edison, New Jersey
December 14, 2015

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2015	2014
ASSETS
Cash and cash equivalents	$24,315,000	$28,710,000
Available-for-sale investments	59,727,000	66,799,000
Consumer receivables acquired for liquidation (at net realizable value)	15,608,000	29,444,000
Structured settlements	64,635,000	42,079,000
Investment in personal injury claims, net	36,668,000	32,352,000
Other investments	4,239,000	—
Due from third party collection agencies and attorneys	1,422,000	1,026,000
Prepaid and income taxes receivable	6,744,000	430,000
Furniture and equipment (net of accumulated depreciation of $4,865,000 at September 30, 2015 and $4,499,000 at September 30, 2014)	480,000	756,000
Deferred income taxes	12,279,000	6,786,000
Goodwill	2,770,000	2,770,000
Other assets	8,485,000	5,986,000

Total assets	$237,372,000	$217,138,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other debt — CBC (includes non-recourse notes payable amounting to $47.0 million at September 30, 2015 and $12.7 million at September 30, 2014)	$51,611,000	$32,295,000
Other liabilities	4,441,000	3,587,000

Total liabilities	56,052,000	35,882,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued — 13,061,673 at September 30, 2015 and 12,985,839 at September 30, 2014; and outstanding — 12,859,873 at September 30, 2015 and 12,985,839 at September 30, 2014	131,000	130,000
Additional paid-in capital	65,011,000	63,102,000
Retained earnings	120,611,000	118,595,000
Accumulated other comprehensive (loss) income, net of income taxes	(1,685,000)	142,000
Treasury stock (at cost), 201,800 shares at September 30, 2015 and 0 shares at September 30, 2014	(1,751,000)	—
Non-controlling interests	(997,000)	(713,000)

Total stockholders’ equity	181,320,000	181,256,000

Total liabilities and stockholders’ equity	$237,372,000	$217,138,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended September 30,
	2015	2014	2013
Revenues:
Finance income, net	$20,757,000	$19,865,000	$31,762,000
Personal injury claims income	8,482,000	7,134,000	6,438,000
Unrealized gain on structured settlements	7,146,000	2,840,000	—
Interest income on structured settlements	4,672,000	2,368,000	—
Disability fee income	1,434,000	378,000	2,000

Total revenues	42,491,000	32,585,000	38,202,000
Forgiveness of non-recourse debt	—	26,101,000	—
Other income (includes ($155,000), ($143,000), and ($252,000) during the years ended September 30, 2015, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for realized net losses on available for sale securities).	1,687,000	1,399,000	1,609,000

	44,178,000	60,085,000	39,811,000

Expenses:
General and administrative expenses	36,933,000	28,192,000	24,212,000
Interest expense	2,395,000	1,260,000	1,300,000
Impairments of consumer receivables acquired for liquidation	—	19,591,000	10,990,000

	39,328,000	49,043,000	36,502,000

Income before income tax	4,850,000	11,042,000	3,309,000
Income tax expense (includes tax benefit (expense) of $58,000, $59,000 and ($100,000) during the years ended September 30, 2015, 2014 and 2013, respectively, of accumulated other comprehensive income reclassifications for realized net (losses) gains on available for sales securities)	2,122,000	4,613,000	894,000

Net income	2,728,000	6,429,000	2,415,000
Less: net income attributable to non-controlling interests	712,000	528,000	406,000

Net income attributable to Asta Funding, Inc.	$2,016,000	$5,901,000	$2,009,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.15	$0.45	$0.16
Diluted	$0.15	$0.45	$0.15
Weighted average number of common shares outstanding:
Basic	13,044,215	12,981,076	12,952,150
Diluted	13,314,605	13,205,933	13,216,051

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
	2015	2014	2013
Comprehensive income is as follows:
Net income	$2,728,000	$6,429,000	$2,415,000

Net unrealized securities (loss) / gain, net of tax benefit / (expense) of $303,000, ($599,000) and $705,000, during the years ended September 30, 2015, 2014 and 2013, respectively.	(260,000)	900,000	(1,067,000)
Reclassification adjustments for securities sold, net of tax benefit / (expense) of $68,000, $59,000 and ($100,000), during years ended September 30, 2015, 2014 and 2013, respectively.	(87,000)	(84,000)	152,000
Foreign currency translation, net	(1,480,000)	—	—

Other comprehensive income (loss)	(1,827,000)	816,000	(915,000)

Total comprehensive income	$901,000	$7,245,000	$1,500,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2015, 2014 and 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock(1)	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2012	14,778,956	$148,000	$77,024,000	$111,715,000	$241,000	$(16,226,000)	$31,000	$172,933,000

Exercise of options	36,700		125,000					125,000
Stock based compensation expense			1,956,000					1,956,000
Restricted stock	102,321	1,000	(1,000)					—
Dividends				(1,030,000)				(1,030,000)
Purchase of treasury stock						(1,579,000)		(1,579,000)
Net income,				2,009,000			406,000	2,415,000
Unrealized loss on marketable securities					(915,000)			(915,000)
Distributions to non-controlling interest							(621,000)	(621,000)

Balance, September 30, 2013	14,917,977	149,000	79,104,000	112,694,000	(674,000)	(17,805,000)	(184,000)	173,284,000
Exercise of options	11,600		40,000					40,000
Stock based compensation expense			1,744,000					1,744,000
Net income				5,901,000			528,000	6,429,000
Unrealized gain on marketable securities					816,000			816,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)			17,805,000		—
Distributions to non-controlling interest							(1,057,000)	(1,057,000)

Balance, September 30, 2014	12,985,839	130,000	63,102,000	118,595,000	142,000	—	(713,000)	181,256,000
Exercise of options	60,834	1,000	475,000					476,000
Stock based compensation expense			1,434,000					1,434,000
Restricted stock	15,000							—
Net income				2,016,000			712,000	2,728,000
Unrealized gain on marketable securities					(347,000)			(347,000)
Purchase of treasury stock						(1,751,000)		(1,751,000)
Foreign currency translation, net					(1,480,000)			(1,480,000)
Distributions to non-controlling interest							(996,000)	(996,000)

Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000

(1)	Treasury shares are as follows: September 30, 2012, 1,772,038; Purchase of treasury stock, 171,700
September 30, 2013, 1,943,738; Retirement of treasury stock, (1,943,738)
September 30, 2014, 0; Purchase of treasury stock, 201,800; September 30, 2015, 201,800

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$2,728,000	$6,429,000	$2,415,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	366,000	363,000	440,000
Deferred income taxes	(5,343,000)	446,000	57,000
Impairments of consumer receivables acquired for liquidation	—	19,591,000	10,990,000
Stock based compensation	1,434,000	1,744,000	1,956,000
Loss on sale of available-for-sale securities	155,000	143,000	252,000
Structured settlements — accrued interest	(4,330,000)	(2,282,000)	—
Structured settlements — gains	(7,146,000)	(2,840,000)	—
Unrealized (gain) / loss on other investments	(68,000)	—	—
Unrealized foreign exchange (gain) / loss on other investments	829,000	—	—
Forgiveness of non-recourse debt	—	(26,101,000)	—
Changes in:
Prepaid and income taxes receivable	(6,314,000)	1,066,000	561,000
Due from third party collection agencies and attorneys	(396,000)	143,000	873,000
Other assets	(2,551,000)	(1,592,000)	(631,000)
Other liabilities	(489,000)	745,000	(434,000)

Net cash (used in) provided by operating activities	(21,125,000)	(2,145,000)	16,479,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,110,000)	(5,078,000)	(3,340,000)
Principal collected on consumer receivables acquired for liquidation	15,944,000	20,271,000	21,902,000
Principal collected on consumer receivable accounts represented by account sales	2,000	26,000	433,000
Purchase of available-for-sale securities	(17,843,000)	(20,111,000)	(34,171,000)
Proceeds from sales of available-for-sale securities	24,178,000	12,560,000	33,076,000
Proceeds from maturities of certificates of deposit	—	—	42,682,000
Purchase of other investments	(5,000,000)	—	—
Cash paid for acquisition (net of cash acquired)	—	(5,588,000)	—
Investments in personal injury claims — advances	(25,077,000)	(22,218,000)	(30,963,000)
Investments in personal injury claims — receipts	20,761,000	25,624,000	13,801,000
Investments in structured settlements — advances	(16,615,000)	(9,808,000)	—
Investments in structured settlements — receipts	5,535,000	3,287,000	—
Capital expenditures	(90,000)	(13,000)	(725,000)

Net cash (used in) provided by investing activities	(315,000)	(1,048,000)	42,695,000

Cash flows from financing activities:
Proceeds from exercise of stock options	476,000	40,000	125,000
Purchase of treasury stock	(1,751,000)	—	(1,579,000)
Change in restricted cash	—	968,000	120,000
Dividends paid	—	—	(1,290,000)
Distributions to non-controlling interest	(996,000)	(1,057,000)	(621,000)
Repayments of non-recourse debt — Bank of Montreal, net	—	(9,659,000)	(25,703,000)
Borrowings of other debt — CBC	54,766,000	9,903,000	—
Repayments of other debt — CBC	(35,450,000)	(3,471,000)	—

Net cash provided by (used in) financing activities	17,045,000	(3,276,000)	(28,948,000)

Net (decrease) increase in cash and cash equivalents	(4,395,000)	(6,469,000)	30,226,000
Cash and cash equivalents at beginning of year	28,710,000	35,179,000	4,953,000

Cash and cash equivalents at end of year	$24,315,000	$28,710,000	$35,179,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,398,000	$1,004,000	$1,822,000

Income taxes	$13,060,000	$3,100,000	$—

Supplemental disclosures of non-cash investing and financing activities:
Structured settlements	—	$30,436,000	—
Other debt — CBC	—	$23,363,000	—
Retirement of treasury stock	—	$17,505,000	—

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our 80% owned subsidiary CBC Settlement Funding, LLC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC, social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates , LLC and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

Consumer receivables

The Company started out in the consumer receivable business in 1994. Recently, our effort has been in the international areas, as we have curtailed our active purchasing of consumer receivables in the United States. We define consumer receivables as primary charged-off, semi-performing and distressed depending on their collectability. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

Personal injury claims

Pegasus conducts its business solely in the United States. Pegasus obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the Pegasus web site and through attorneys.

Structured settlements

CBC purchases structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, and its securitized debt, issued through its BBR subsidiaries. Blue Bell Receivables I, LLC (“BBR I”), Blue Bell Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”), Blue Bell Receivables IV, LLC (“BBR IV”) and Blue Bell Receivables V, LLC (BBR V”), collectively the “Blue Bell Entities,” are variable interest entities (“VIEs”). CBC is considered the primary beneficiary because its has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders.

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[2] Liquidity:

Consumer receivables

The Company’s cash requirements have been and will continue to be significant. In the past, we have depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. If approved, the payment of dividends is also a significant use of cash. We have depended solely on operating cash flow to fund the acquisition of portfolios, pay operating expenses, dividends, and taxes. Net collections decreased $3.5 million or 8.7% from $40.2 million in fiscal year 2014 to $36.7 million in fiscal year

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Liquidity (Continued):

2015. Although the Company’s collections decreased from the prior year, the Company believes its net cash collections over the next twelve months, coupled with its current liquid cash balances, will be sufficient to cover its operating expenses.

Personal Injury Claims

On December 28, 2011, we formed a joint venture Pegasus Funding, LLC (“Pegasus”) with Pegasus Legal Funding, LLC (“PLF”). Pegasus purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties — Asta Funding, Inc. 80% and PLF, 20%. Funding for the business comes from internally-generated revenue and the Company.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million. Through the transaction we acquired debt that totaled $23 million consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. As of September 30, 2015, the debt approximated $51.6 million. On September 30, 2015, CBC completed its fifth private placement backed by structured settlements and fixed annuity payments. CBC issued through its subsidiary, BBRV, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On March 1, 2015 CBC entered into the 9 th amendment of the agreement with a new maturity date of March 1, 2017, increased the credit to $25.0 million and lowered the floor to 4.1%. On November 26, 2014, CBC announced the completion of its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $20.8 million of fixed rate asset-backed notes with a yield of 5.4%.

Disability Advocates

Funding for the GAR Disability Advocates business is from the Company and internally-generated revenues.

[3] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio of $10.5 million as of September 30, 2015. See Note I — Debt, Non-Recourse Debt — Bank of Montreal for additional details.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Principles of consolidation (Continued):

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC, Blue Bell Receivables III, LLC, Blue Bell Receivables IV, LLC and Blue Bell Receivables V, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities held structured settlements of $64.6 million and non-recourse notes payable of $47.0 million as of September 30, 2015.

[4] Concentration of Credit Risk — Cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 12 banks that exceeded the balance insured by the FDIC by approximately $20.8 million at September 30, 2015. The Company does not believe it is exposed to any significant credit risk for cash.

[5] Available-for-Sale Investments:

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

[6] Income recognition, Impairments and Accretable yield adjustments:

Income Recognition

The Company accounts for certain of its investments in finance receivables using the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

Although the Company has switched to the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6] Income recognition, Impairments and Accretable yield adjustments (Continued):

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

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections.

Increases in expected cash flows are recognized prospectively through an adjustment of the internal rate of return (“accretable yield adjustments”), while decreases in expected cash flow are recognized as impairments.

As the Company switched to the cost recovery method at the very beginning of fiscal year 2014, there were no accretable yield adjustments recorded in the fiscal years ended September 30, 2015 and 2014. Accretable yield adjustments were $0.6 million in fiscal year 2013.

The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. The Company invests

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6] Income recognition, Impairments and Accretable yield adjustments (Continued):

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

[7] Commissions and fees:

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

[8] Furniture, equipment and leasehold improvements:

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5 to 7 years). Amortization on leasehold improvements is provided by the straight line-method of the remaining life of the respective lease. An accelerated depreciation method is used for tax purposes.

[9] Income taxes:

Deferred federal and state taxes arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, all resulting in timing differences between financial accounting and tax reporting; (iii) amortization of leasehold improvements resulting in timing differences between financial accounting and tax reporting; (iv) stock based compensation; and (v) partnership investments.

[10] Net income per share:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Net income per share (Continued):

The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2015, 2014 and 2013:

	2015			2014			2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$2,016,000	13,044,215	$0.15	$5,901,000	12,981,076	$0.45	$2,009,000	12,952,150	$0.16

Dilutive effect of stock options		270,390	0.00		224,857	0.00		263,901	(0.01)

Diluted	$2,016,000	13,314,605	$0.15	$5,901,000	13,205,933	$0.45	$2,009,000	13,216,051	$0.15

At September 30, 2015, 418,962 options at a weighted average exercise price of $9.57 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2014, 960,559 options at a weighted average exercise price of $12.12 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2013, 606,332 options at a weighted average exercise price of $8.01 were not included in the diluted earnings per share calculation as they were anti-dilutive.

[11] Use of estimates:

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

[12] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of income.

[13] Impact of Recently Issued Accounting Standards:

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[13] Impact of Recently Issued Accounting Standards (Continued):

within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for the first interim period in the first annual period beginning after December 15, 2015. We are currently reviewing this ASU to determine if it will have an impact on our consolidated financial statements.

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

[14] Foreign Currency Translation

The U.S. dollar is the functional currency for the majority of our business. For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.

[15] Reclassifications:

Certain items in the years ended September 30, 2014 and 2013 in the consolidated financial statements have been reclassified to conform to the current year’s presentation, primarily related to certain statement of income items.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE B — AVAILABLE-FOR-SALE INVESTMENTS

Mutual funds investments classified as available-for-sale at September 30, 2015 and 2014 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2015	$60,069,000	$98,000	$(440,000)	$59,727,000
2014	$66,559,000	$411,000	$(171,000)	$66,799,000

The available-for-sale investments did not have any contractual maturities. The Company sold four investments during the year ended September 30, 2015, with an aggregate realized loss of $155,000. Additionally, the Company received $234,000 in capital gains distributions during fiscal year 2015. The Company sold five investments in fiscal year 2014, resulting in an aggregate realized loss of approximately $143,000. Additionally, the Company received $186,000 in capital gains distributions during fiscal year 2014. The realized gains and losses are all included as part of other income.

At September 30, 2015, there were six investments, four of which were in an unrealized loss position. Three of the four investments had unrealized losses existing for more than 12 months and one of the four for 12 months or less. At September 30, 2014, there were six investments, four of which were in an unrealized loss position. However, the Company was in an aggregate gain position, as the unrealized gain of the remaining two investments more than offset the unrealized loss of the four investments. All of these securities were considered to be acceptable credit risks. Based on the evaluation of the available evidence at that time, including changes in market rates and credit rating information, management believed that any decline in fair value for these instruments would be temporary. In addition, management had the ability but did not believe it would be required to sell those investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of those securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

Although the Company has switched to the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

The Company has extensive liquidating experience is in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables.

The Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. In addition, the Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. The Company obtains and utilizes, as appropriate, input, including but not limited to, monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio.

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Year Ended September 30, 2015
	Interest Method	Cost Recovery Method	Total
Balance beginning of period	$—	$29,444,000	$29,444,000
Acquisition of receivable portfolios	—	2,110,000	2,110,000
Net cash collections from collection of consumer receivables acquired for liquidation	—	(36,361,000)	(36,361,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(79,000)	(79,000)
Impairment	—	—	—
Effect of foreign currency translation	—	(263,000)	(263,000)
Finance income recognized	—	20,757,000	20,757,000

Balance, end of period	$—	$15,608,000	$15,608,000

Finance income as a percentage of collections	0%	57.0%	57.0%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

Accretable yield represents the amount of income the Company can expect to generate over the remaining amortizable life of its existing portfolios based on estimated future net cash flows as of September 30, 2014. The Company adjusted the accretable yield upward when it believes, based on available evidence, that portfolio collections will exceed amounts previously estimated. There were no accretable yield adjustments in fiscal years 2015 and 2014. As the Company transferred the then remaining interest method portfolios to the cost recovery method in fiscal year 2014, there is no remaining projected accretable finance income. The accretable yield schedules for the fiscal year ended September 2014 is as follows:

Year Ended September 30, 2014
Balance at beginning of period, October 1, 2013	$7,679,000
Transfer to cost recovery	(7,679,000)

Balance at end of period, September 30, 2014	$0

During the year ended September 30, 2015, the Company purchased $28.0 million in face value receivables at a cost of $2.1 million. During the year ended September 30, 2014, the Company purchased $478.9 million in face value receivables at cost of $5.1 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2015, 2014 and 2013, respectively.

	For the Years Ended September 30,
	2015	2014	2013
Gross collections(1)	$56,195,000	$67,913,000	$85,512,000
Less: commissions and fees(2)	19,755,000	27,751,000	31,415,000

Net collections	$36,440,000	$40,162,000	$54,097,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

(2)	Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Finance income recognized on net collections represented by account sales was $0.1 million for the fiscal years ended September 30, 2015 and 2014, and $1.8 million for the fiscal year ended September 30, 2013.

NOTE D — ACQUISITION OF CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC, for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million. The 20% non-controlling interests are held by two of the original owners of CBC. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The non-controlling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The non-controlling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC. The non-controlling interest owners are employed by CBC. If the employment is terminated, other than for cause, CBC could be required to purchase their membership interest in CBC. If the employment is terminated for any other reason, CBC has the right to purchase their non-controlling interests. The purchase price would be determined by a third party appraiser and is payable over a period of time. The fair value of the put right was determined to be $0 at December 31, 2013. No re-measurement is required at September 30, 2015 as it is not probable that the put option will become redeemable. The acquisition provided the Company with the opportunity to further diversify its portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE D — ACQUISITION OF CBC (CONTINUED)

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

As the transaction was consummated on December 31, 2013, there were no actual operational results that were attributable to the Company in the first quarter of fiscal year 2014 and the comparable period of fiscal years 2013. Total revenues, as reported, for the fiscal year ended September 30, 2014, were $32,207,000. On a pro forma basis, total revenues for the fiscal year ended September 30, 2014 would have been $33,842,000. Net income attributable to Asta Funding, Inc., as reported, for the fiscal year ended September 30, 2014, was $5,901,000. On a pro forma basis, net income attributable to Asta Funding, Inc. for the fiscal year ended September 30, 2014 would have been $5,943,000. Total revenues, as reported, for the fiscal years ended September 30, 2013 was $38,200,000. On a pro forma basis, total revenues for the same prior year period would have been $42,544,000. Net income attributable to Asta Funding, Inc., as reported, for the fiscal year ended September 30, 2013 was $2,009,000. On a pro forma basis, net income attributable to Asta Funding, Inc. would have been $2,378,000 for the same prior year period.

NOTE E — STRUCTURED SETTLEMENTS (AT FAIR VALUE)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of income. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.1 million of unrealized gains recognized in the fiscal year ended September 30, 2015, approximately $7.1 million is due to day one gains on new structured settlements financed during the period, $1.8 million due to a change in the discount rate, offset by a decrease of $1.8 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

We elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Com-

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE E — STRUCTURED SETTLEMENTS (AT FAIR VALUE) (CONTINUED)

pany believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at September 30, 2015 and revenue for the fiscal year ended September 30, 2015.

Structured settlements consist of the following as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Maturity(1)(2)	$99,135,000	$64,852,000
Unearned income	(34,500,000)	(22,773,000)

Net carrying value	$64,635,000	$42,079,000

(1)	The maturity value represents the aggregate unpaid principal balance at September 30, 2015 and 2014.

(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at September 30, 2015 and 2014.

Encumbrances on structured settlements as of September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025(1)	$2,270,000	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026(1)	4,713,000	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032(1)	4,497,000	4,828,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037(1)	20,147,000	—
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 30, 2034(1)	15,361,000	—
Revolving line of credit — $25,000,000 at September 30, 2015 and $22,000,000 at September 30, 2014(1)	4,623,000	19,583,000

Encumbered structured settlements	51,611,000	32,295,000
Structured settlements not encumbered	13,024,000	9,784,000

Total structured settlements	$64,635,000	$42,079,000

(1)	See Note J — Other Debt — CBC

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE E — STRUCTURED SETTLEMENTS (AT FAIR VALUE) (CONTINUED)

At September 30, 2015, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2016	$7,363,000
September 30, 2017	7,428,000
September 30, 2018	5,918,000
September 30, 2019	6,257,000
September 30, 2020	5,637,000
Thereafter	66,532,000

Total	$99,135,000

NOTE F — LITIGATION FUNDING

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. The Company, through Pegasus, earned $8.5 million in interest and fees during fiscal year 2015 compared to $7.1 million and $6.4 during fiscal years 2014 and 2013, respectively. The Company had a net invested balance in personal injury claims of $36.7 million and $32.4 million on September 30, 2015 and 2014, respectively. Pegasus records reserves for bad debts, which, at September 30, 2015 and 2014 amounted to $5.5 million, and $2.5 million, respectively, as follows:

	For the Years Ended September 30,
	2015	2014
Balance at beginning of period	$2,474,000	$2,248,000
Provisions for losses	3,789,000	1,707,000
Write offs	(804,000)	(1,481,000)

Balance at end of period	$5,459,000	$2,474,000

Matrimonial Claims

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The loan balance at September 30, 2015 was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of September 30, 2015, the Company’s investment in cases through BPCM was approximately $2.6 million. The Company recognized no income during fiscal years 2015 and 2014 compared to $34,000 during fiscal year 2013.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE G — FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2015 and 2014 consist of the following:

	2015	2014
Furniture	$414,000	$323,000
Equipment	3,622,000	3,622,000
Software	1,210,000	1,211,000
Leasehold improvements	99,000	99,000

	5,345,000	5,255,000
Less accumulated depreciation	4,865,000	4,499,000

	$480,000	$756,000

Depreciation expense for the years ended September 30, 2015, 2014 and 2013 aggregated $366,000, $363,000, and $440,000, respectively.

NOTE H — GOODWILL

Goodwill represents the excess of the purchase price of an acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill is reviewed for impairment if events or circumstances indicate that impairment may be present. Any excess in carrying value over the estimated fair value is recorded as impairment loss and charged to results of operations in the period such determination is made. For each of the fiscal years ended September 30, 2015 and 2014, management has determined that there was no impairment loss required to be recognized in the carrying value of goodwill.

The goodwill balances at September 30, 2015 and 2014 are as follows:

	2015	2014
Balance at beginning of period	$2,770,000	$1,410,000
Goodwill from acquisition (see Note D: Acquisition of CBC)	—	1,360,000

Balance at end of period	$2,770,000	$2,770,000

NOTE I — NON RECOURSE DEBT

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

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (the “Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by Asta Funding, Inc., less certain credits for payments made prior to the consummation of the Settlement Agreement (the “Remaining Amount”), Palisades XVI and its affiliates would be automatically released from liability in connection with the RFA

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE I — NON RECOURSE DEBT (CONTINUED)

Non-Recourse Debt — Bank of Montreal (“BMO”) (Continued)

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

As of September 30, 2015, approximately $4.8 million remained to be received by the Company against the $16.9 million.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lender. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement (“Security Agreement”) among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. Since inception, through September 30, 2015, the Company has not used this facility.

NOTE J — OTHER DEBT — CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note D) on December 31, 2013. On the same date, the Company paid down $2.5 million of the debt. On March 27, 2014, CBC entered into the Sixth Amendment, whereby it increased its revolving line of credit from $12.5 million to $15.0 million, the interest rate floor was reduced from 5.5% to 4.75% and the commitment was extended to February 28, 2015. The amendment also included changes in carrier concentration ratios and removal of the personal guarantees of the general managers and non-controlling interest partners. On July 15, 2014, CBC entered into the Seventh Amendment, extending the revolving line of credit to $20.0 million. On September 29, 2014, CBC entered into the Eighth Amendment, further extending the credit line to $22.0 million. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE J — OTHER DEBT — CBC (CONTINUED)

materially unchanged. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. As of September 30, 2015, the remaining debt amounted to $51.6 million, which consisted of $4.6 million drawdown from a line of credit from an institutional source and $47.0 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at September 30, 2015 and 2014:

	Interest Rate	September 30, 2015	September 30, 2014
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,270,000	$2,521,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,713,000	5,363,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,497,000	4,828,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	20,147,000	—
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	15,361,000	—

Subtotal notes payable		46,988,000	12,712,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	4,623,000	19,583,000

Total debt — CBC		$51,611,000	$32,295,000

NOTE K — OTHER LIABILITIES

Other liabilities as of September 30, 2015 and 2014 are as follows:

	2015	2014
Accounts payable and accrued expenses	$3,394,000	$3,126,000
IRS interest payable (see Note L)	624,000	—
Other	423,000	461,000

Total other liabilities	$4,441,000	$3,587,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE L — INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current:
Federal	$6,875,000	$4,148,000	$561,000
Federal true up	(34,000)	18,000	—
Interest on IRS payment	624,000

	7,465,000	4,166,000	561,000

Deferred:
Federal	(7,282,000)	(1,620,000)	212,000
State	1,939,000	2,067,000	121,000

	(5,343,000)	447,000	333,000

Provision for income taxes	$2,122,000	$4,613,000	$894,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2015, 2014 and 2013 as follows:

	2015	2014	2013
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.9	4.5	6.1
State tax rate change	—	8.4	—
Permanent difference in municipal interest	(6.6)	(3.3)	(7.5)
Permanent difference other	—	0.2	(0.7)
Federal prior year provision to return difference	—	0.2	(2.1)
Interest on IRS payment	12.9	—	—
Other	(2.5)	(2.2)	(2.8)

Effective income tax rate	43.7%	41.8%	27.0%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE L — INCOME TAXES (CONTINUED)

The Company recognized a net deferred tax asset of $12,279,000 and $6,786,000 as of September 30, 2015 and 2014, respectively. The components are as follows:

	September 30, 2015	September 30, 2014
Deferred and accrued revenue	$—	$7,000
Impairments/bad debt reserves/prior period adjustments	1,752,000	915,000
Revenue recognition tax basis	9,911,000	—
State tax net operating loss carryforward	6,684,000	9,958,000
Stock based compensation	3,062,000	2,814,000
Unrealized gain on structured settlements	(3,644,000)	(930,000)
Depreciation, amortization and other	77,000	(249,000)

Deferred income taxes	17,842,000	12,515,000
Deferred tax valuation allowance	(5,563,000)	(5,729,000)

Deferred income taxes	$12,279,000	$6,786,000

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss (“NOL”) carryforwards (from September 30, 2009) is September 30, 2029. The New Jersey NOL carryforward balance as of September 30, 2015 is approximately $87.9 million. Included in the Federal current tax provision is the effect of the recently concluded IRS audit, taking into consideration the adjustment effected in fiscal year 2013 for the tax periods 2009 through 2013, coupled with the Federal tax refund carryback claim resulting from the carryback of the current net operating loss. This current tax provision was offset by a deferred tax provision of the same amount because the IRS adjustment was temporary in nature. There are no federal NOL carryforwards.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement, if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2015. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $5.6 million as of September 30, 2015 as compared to $5.7 million reported on September 30, 2014. Although the carryforward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carryforward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE L — INCOME TAXES (CONTINUED)

Interest and penalties arising from uncertain tax positions are presented as a component of income taxes. $624,000 of interest was recognized in the Company’s consolidated financial statements for 2015. On July 16, 2015, the Company made a payment to the IRS of approximately $13 million in anticipation of the conclusion of the examination by the IRS and in accordance with the notice of proposed adjustment, for the fiscal years September 30, 2009 through September 30, 2013. The adjustment is the result of a change in the accounting method for income tax purposes. Apart from the change in accounting method for income tax purposes, there were no other material disallowances or adjustments to other items of income, deductions, and credits to the tax returns under examination. The payment does not include approximately $624,000 of interest related to the tax year of the IRS adjustment, September 30, 2013, which has been accrued as of July 15, 2015, classified in the income tax line of the statements of income. The Company will be amending its federal tax return for the fiscal year ended September 30, 2014, to reflect the new accounting method for tax purposes. There is no state and local tax liability as a result of the federal tax examination, however the New Jersey state NOL was adjusted to reflect the current year and revised previous years results. On December 1, 2015 the Company received notification that the Congressional Joint Committee on Taxation completed its consideration on the income tax returns and took no exception to the conclusions reached by the IRS.

The Company does not have any uncertain tax positions.

As a result of the IRS examination, the Company will amend its state tax returns for the same periods.

NOTE M — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas, (iii) New York, New York and (iv) Conshohocken, Pennsylvania. The leases are operating leases, and the Company incurred related rent expense in the amounts of $967,000, $617,000 and $554,000 during the years ended September 30, 2015, 2014 and 2013, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2016	$819,000
2017	677,000
2018	429,000
2019	434,000
2020	291,000

$2,650,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE M — COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies (Continued)

The Company is fully cooperating with several state agencies in connection with subpoenas seeking information and/or documentation regarding business practices. The Company has not made any provision with respect to these matters in the financial statements because the Company does not believe that they are material to its business and financial condition.

The Office of the Attorney General of the State of New York, Bureau of Consumer Frauds and Protection (“NYAG”) had conducted investigations into the debt collection practices of several companies in the industry, including the Company. The Company cooperated with NYAG and, in April 2015, reached an Assurance of Discontinuation (“AOD”) that resolved NYAG’s concerns without admitting or denying any of NYAG’s allegations. The Company paid $100,000 to New York State and has agreed to comply with debt collection laws and certain training and certification requirements. The AOD has not had a material impact on the operating results of the Company.

NOTE N — CONCENTRATIONS

At September 30, 2015, approximately 38% of the Company’s portfolio face value was serviced by five collection organizations. The Company has servicing agreements in place with these five collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts.

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. As of September 30, 2015, the Company has granted 417,100 options and 117,321 shares of restricted stock since inception of the 2012 Plan. Additionally, 45,600 options have been cancelled during that time period, leaving 1,511,179 shares available as of September 30, 2015. As of September 30, 2015, approximately 95 of the Company’s employees were eligible to participate in the 2012 Plan.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE O — STOCK OPTION PLANS (CONTINUED)

Equity Compensation Plan (Continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE O — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE O — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	1,403,259	$10.78	1,622,771	$11.31	1,499,471	$11.27
Options granted	45,400	8.37	161,700	8.48	210,000	9.36
Options forfeited/cancelled	(344,259)	17.90	(369,612)	12.33	(50,000)	7.77
Options exercised	(60,834)	7.83	(11,600)	3.46	(36,700)	3.41

Outstanding options at the end of year	1,043,566	$8.47	1,403,259	$10.78	1,622,771	$11.31

Exercisable options at the end of year	860,891	$8.41	888,587	$12.15	1,108,271	$12.62

The Company recognized $1,063,000 of compensation expense related to stock options, for fiscal year 2015. The Company recognized $1,418,000 and $1,683,000 of compensation expense related to stock options in the fiscal years ended September 30, 2014 and 2013, respectively. As of September 30, 2015, there was $661,000 of unrecognized compensation cost related to unvested stock options. The weighted average remaining period over which such costs are expected to be recognized is 1.1 years.

The intrinsic value of the outstanding and exercisable options as of September 30, 2015 was approximately $520, 000 and $512,000, respectively. The intrinsic value of the options exercised during fiscal years 2015 and 2014 was approximately $76,000 and $57,000, respectively. The fair value of the options exercised during the fiscal years ended September 30, 2015 and 2014 was approximately $379,000 and $97,000, respectively. The proceeds from the exercise of stock options during the fiscal years ended September 30, 2015 and 2014 were approximately $476,000 and $40,000, respectively. The weighted average remaining contractual life of exercisable options as of September 30, 2015 is 5.8 years. The fair value of the stock options that vested during the 2015 and 2014 fiscal years was approximately $3,201,000 and $740,000, respectively. The fair value of options granted during the fiscal years ended September 30, 2015 and 2014 was approximately $298,000 and $1,372,000, respectively.

The following table summarizes information about the plans’ outstanding options as of September 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.8751 - $ 5.7500	7,100	3.6	$2.95	7,100	$2.95
$ 5.7501 - $ 8.6250	847,466	6.1	7.96	722,795	7.88
$ 8.6251 - $11.5000	174,000	7.3	9.40	115,996	9.40
$11.5001 - $28.7500	15,000	1.2	28.75	15,000	28.75

	1,043,566	6.2	$8.47	860,891	$8.41

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE O — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

The following table summarizes information about restricted stock transactions:

	Year Ended September 30, 2015 Shares	Weighted Average Grant Date Fair Value	Year Ended September 30, 2014 Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	68,214	$9.57	102,321	$9.57
Awards granted	15,000	8.30	—	0.00
Vested	(39,107)	9.41	(34,107)	9.57
Forfeited	—	0.00	—	0.00

Unvested at the end of period	44,107	$9.28	68,214	$9.57

The Company recognized $371,000, $326,000 and $273,000 of compensation expense during the fiscal years ended September 30, 2015, 2014 and 2013, respectively, for restricted stock. As of September 30, 2015, there was a total of $150,000 of unrecognized compensation cost related to unvested restricted stock. The weighted average remaining period over which such costs are recognized is 1.1 years. There was $15,000 of restricted stock awards granted during the first quarter of fiscal year 2015, with a fair value of $125,000. There were no restricted stock awards granted during fiscal year 2014. The fair value of the restricted stock awards vested during the fiscal years ended September 30, 2015 and 2014 was approximately $368,000 and $326,000, respectively.

The Company recognized an aggregate total of $1,434,000, $1,744,000 and $1,956,000 in compensation expense for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, for the stock options and restricted stock grants. As of September 30, 2015, there was a total of $811,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

NOTE P — STOCKHOLDERS’ EQUITY

Dividends are at the discretion of the board of directors and will depend upon the Company’s financial condition, operating results, capital requirements and any other factors the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2015, there were no such restrictions. No dividends were declared for fiscal years 2015 and 2014.

On August 11, 2015, the Board of Directors of the Company approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into a Rule 10b5-1 plan. The plan is effective through December 31, 2015. Through September 30, 2015, the Company purchased approximately 202,000 at an aggregate cost of approximately $1.8 million. No shares were repurchased in fiscal year 2014.

NOTE Q — RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2015, 2014 and 2013 were $113,000, $119,000 and $88,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2015		September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 2)	$24,315,000	$24,315,000	$28,710,000	$28,710,000
Available-for-sale investments (Level 1)	59,727,000	59,727,000	66,799,000	66,799,000
Consumer receivables acquired for liquidation (Level 3)	15,608,000	31,339,000	29,444,000	50,962,000
Structured settlements (Level 3)	64,635,000	64,635,000	42,079,000	42,079,000
Other investments(1)	4,239,000	4,239,000	—	—
Financial liabilities
Other debt — CBC, revolving line of credit (Level 3)	4,623,000	4,623,000	19,583,000	19,583,000
Other debt — CBC, non-recourse notes payable with varying installments (Level 3)	46,988,000	46,988,000	12,712,000	12,712,000

(1)	The Company has elected to early adopt ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheet.

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents — The carrying amount of cash and cash equivalents approximates fair value.

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

Structured settlements — The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE R — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

Disclosures about Fair Value of Financial Instruments (Continued)

subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.1 million of unrealized gains recognized in the fiscal year ended September 30, 2015, approximately $7.1 million is due to day one gains on new structured settlements financed during the period, $1.8 million due to a change in the discount rate, offset by a decrease of $1.8 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Other investments — The Company estimated the fair value using the net asset value per share of the investment. There are no unfunded commitments and the investment cannot be redeemed for 5 years.

Other debt CBC, revolving line of credit — The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments — The fair value at September 30, 2015 was based on the discounted forecasted future collections of the structured settlements.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of September 30, 2015, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

A significant unobservable input used in the fair value measurement of structured settlements is the discount rate. Significant increases and decreases in the discount rate used to estimate the fair value of structured settlements could decrease or increase the fair value measurement of the structured settlements. The discount rate could be affected by factors, which include, but are not limited to, creditworthiness of insurance companies, market conditions, specifically competitive factors, credit quality of receivables purchased, the diversity of the payors of the receivables purchased, the weighted average life of receivables, current benchmark rates (i.e. 10 year treasury or swap rate) and the historical portfolio performance of the originator and/or servicer.

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2015. The Company had no Level 2 or Level 3 available-for-sale investments during the fiscal year ended September 30, 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE R — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

Fair Value Hierarchy (Continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of September 30, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$64,635,000	Discounted cash flow	Discount rate	5.07%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2015 were as follows:

Balance at September 30, 2014	$42,079,000
Total gains included in earnings	7,146,000
Purchases	16,615,000
Sales	—
Interest accreted	4,330,000
Payments received	(5,535,000)

Total	$64,635,000

The amount of total gains for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets held at September 30, 2015	$7,146,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the year ended September 30, 2015 are reported in the following revenue categories:

Total gains (losses) included in earnings in fiscal year 2015	$7,146,000

Change in unrealized gains (losses) relating to assets still held at September 30, 2015	$7,146,000

NOTE S — RELATED PARTY TRANSACTIONS

On December 12, 2011, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provided consulting services which included, but was not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“Services”). The Consulting Agreement was for a period of two years, which ended on December 31, 2013 and Piccolo received compensation of $150,000 per annum payable monthly, a bonus of $25,000 per new transaction closed by the Company with Piccolo’s assistance (if any), and 30,000 options per year, with such options vesting in three equal annual installments on the first, second and third anniversaries of the first grant date. The Company paid Piccolo $25,000 in the fiscal year ended September 30, 2014. This agreement was not immediately renewed.

On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo will provide consulting services, as described above. The compensation is to be paid quarterly. For the fiscal year ended September 30, 2015, the Company paid Piccolo approximately $3,000 for such services.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE T — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Quarter	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue	$9,827,000	$10,398,000	$10,032,000	$12,234,000	$42,491,000
Income before income taxes	419,000	1,143,000	408,000	2,880,000	4,850,000
Net income attributable to Asta Funding, Inc.	370,000	345,000	161,000	1,140,000	2,016,000
Basic net income per share attributable to Asta Funding, Inc.	$0.03	$0.03	$0.01	$0.08	$0.15
Diluted net income per share attributable to Asta Funding, Inc.	$0.03	$0.03	$0.01	$0.08	$0.15
2014
Total revenue	$7,457,000	$7,857,000	$8,396,000	$8,875,000	$32,585,000
Income before income taxes	2,194,000	126,000	7,680,000	1,042,000	11,042,000
Net income attributable to Asta Funding, Inc.	947,000	75,000	4,687,000	192,000	5,901,000
Basic net income per share attributable to Asta Funding, Inc.	$0.07	$0.01	$0.36	$0.01	$0.45
Diluted net income per share attributable to Asta Funding, Inc.	$0.07	$0.01	$0.35	$0.01	$0.45

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.
(1)	Second quarter of fiscal year 2015 was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

NOTE U — SEGMENT REPORTING

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, Personal injury claims, structured settlements and disability advocacy. The four reportable segments consist of the following:

•

Consumer receivables — segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

NOTE U — SEGMENT REPORTING (CONTINUED)

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

•

Structured settlements — On December 31, 2013, the Company purchased an 80% interest in CBC Settlement Funding, LLC. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

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

(Dollars in millions)	Fiscal Year	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Revenues	2015	$20.8	$8.5	$11.8	$1.4	$—	$42.5
	2014	19.8	7.2	5.2	0.4	—	32.6
	2013	31.8	6.4	—	—	—	38.2
Other income	2015	—	—	—	—	1.7	1.7
	2014	26.1	—	—	—	1.4	27.5
	2013	—	—	—	—	1.6	1.6
Income before income taxes	2015	13.8	0.1	3.5	(5.8)	(6.7)	4.9
	2014	18.9	2.3	0.4	(2.7)	(7.9)	11.0
	2013	10.1	2.0	—	(1.2)	(7.6)	3.3
Total assets	2015	17.0	39.6	63.1	2.6	115.1	237.4
	2014	30.5	34.0	38.5	1.0	113.1	217.1
	2013	65.4	36.8	—	0.2	109.1	211.5
Capital expenditures	2015	—	—	0.1	—	—	0.1
	2014	—	—	—	—	—	—
	2013	—	—	—	—	0.7	0.7
Depreciation	2015	—	—	0.1	—	0.3	0.4
	2014	—	—	—	—	0.4	0.4
	2013	—	—	—	—	0.4	0.4

The Company does not have any intersegment revenue transactions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2015

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern Gary Stern	Chairman of the Board, President, and Chief Executive Officer	December 14, 2015

/s/ Robert J. Michel Robert J. Michel	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	December 14, 2015

/s/ Edward Celano Edward Celano	Director	December 14, 2015

/s/ Harvey Leibowitz Harvey Leibowitz	Director	December 14, 2015

/s/ David Slackman David Slackman	Director	December 14, 2015

/s/ Louis A. Piccolo Louis A. Piccolo	Director	December 14, 2015