Form 10-Q
period 2015-12-31
ASTA FUNDING INC
filed 2016-02-09
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 5, 2016, the registrant had 12,097,077 common shares outstanding.

ASTA FUNDING, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Cash and cash equivalents	$22,504,000	$24,315,000
Available for sale investments	55,045,000	59,727,000
Consumer receivables acquired for liquidation (at net realizable value)	17,843,000	15,608,000
Structured settlements	69,982,000	64,635,000
Investment in personal injury claims	34,632,000	36,668,000
Other investments	4,183,000	4,239,000
Due from third party collection agencies and attorneys	929,000	1,422,000
Prepaid and income taxes receivable	5,838,000	6,744,000
Furniture and equipment, net	386,000	480,000
Deferred income taxes	12,955,000	12,279,000
Goodwill	2,770,000	2,770,000
Other assets	8,908,000	8,485,000

Total assets	$235,975,000	$237,372,000

LIABILITIES
Other debt – CBC (including non-recourse notes payable amounting to $46.0 million at December 31, 2015 and $47.0 million at September 30, 2015)	$55,917,000	$51,611,000
Other liabilities	3,980,000	4,441,000

Total liabilities	59,897,000	56,052,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,189,977 at December 31, 2015 and 13,061,673 at September 30, 2015; and outstanding 12,154,177 at December 31, 2015 and 12,859,873 at September 30, 2015	132,000	131,000
Additional paid-in capital	65,420,000	65,011,000
Retained earnings	122,417,000	120,611,000
Accumulated other comprehensive income	(1,127,000)	(1,685,000)
Treasury stock (at cost) 1,035,800 shares at December 31, 2015 and, 201,800 shares at September 30, 2015	(8,931,000)	(1,751,000)
Non-controlling interest	(1,833,000)	(997,000)

Total stockholders’ equity	176,078,000	181,320,000

Total liabilities and stockholders’ equity	$235,975,000	$237,372,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2015	December 31, 2014
Revenues
Finance income, net	$5,142,000	$5,037,000
Personal injury claims income	3,085,000	2,488,000
Unrealized gains on structured settlements	1,527,000	1,202,000
Interest income on structured settlements	1,407,000	941,000
Disability fee income	659,000	159,000

Total revenues	11,820,000	9,827,000
Other income (includes ($31,000) and $39,000 during the three month periods ended December 31, 2015 and 2014, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses)/income on available for sale securities)	515,000	635,000

	12,335,000	10,462,000

Expenses
General and administrative	8,239,000	9,554,000
Interest expense	728,000	489,000

	8,967,000	10,043,000

Income before income taxes	3,368,000	419,000
Income tax expense (includes tax benefit/(expense) of $11,000 and ($9,000) during the three month periods ended December 31, 2015 and 2014, respectively, of accumulated other comprehensive income reclassifications for unrealized net losses on available for sale securities)	1,033,000	98,000

Net income	2,335,000	321,000
Less: net income (loss) attributable to non-controlling interest	529,000	(49,000)

Net income attributable to Asta Funding, Inc.	$1,806,000	$370,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.15	$0.03

Diluted	$0.15	$0.03

Weighted average number of shares outstanding:
Basic	12,155,421	13,013,719
Diluted	12,431,886	13,308,573

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

December 31, 2015 and 2014

(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Comprehensive income is as follows:
Net income	$2,335,000	$321,000

Net unrealized securities gain (loss), net of tax expense of $190,000 and $0 during the 3 month periods ended December 31, 2015 and 2014, respectively.	336,000	(300,000)
Reclassification adjustments for securities sold during the period, net of tax benefit / (expense) of $11,000 and ($9,000) during the 3 month periods ended December 31, 2015 and 2014, respectively.	(20,000)	30,000
Foreign currency translation, net of tax benefit of $409,000 and $0 during the 3 month periods ended December 31, 2015 and 2014, respectively.	242,000	—

Other comprehensive income (loss)	558,000	(270,000)

Total comprehensive income	$2,893,000	$51,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Treasury Stock(1)	Non-	Total
	Issued Shares	Amount	Paid-in Capital		Comprehensive Loss		Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000
Stock based compensation expense	—	—	283,000	—	—	—	—	283,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	1,806,000	—	—	529,000	2,335,000
Unrealized gain on marketable securities, net	—	—	—	—	316,000	—	—	316,000
Purchase of treasury stock	—	—	—	—	—	(7,180,000)	—	(7,180,000)
Foreign currency translation, net	—	—	—	—	242,000	—	—	242,000
Purchase of subsidiary shares from non-controlling interest	—	—	(873,000)	—	—	—	(927,000)	(1,800,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Distributions to non-controlling interest	—	—	—	—	—	—	(438,000)	(438,000)
Balance, December 31, 2015	13,189,977	$132,000	$65,420,000	$122,417,000	$(1,127,000)	$(8,931,000)	$(1,833,000)	$176,078,000

(1)	Treasury shares are as follows: September 30, 2015, 201,800; December 31, 2015, 1,035,800.

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, September 30, 2014	12,985,839	$130,000	$63,102,000	$118,595,000	$142,000	$(713,000)	$181,256,000
Exercise of options	60,000	—	469,000	—	—	—	469,000
Stock based compensation expense	—	—	431,000	—	—	—	431,000
Restricted stock	15,000	—	—	—	—	—	—
Net income	—	—	—	370,000	—	(49,000)	321,000
Unrealized gain on marketable securities, net	—	—	—	—	(270,000)	—	(270,000)
Distributions to non-controlling interest	—	—	—	—	—	(229,000)	(229,000)

Balance, December 31, 2014	13,060,839	$130,000	$64,002,000	$118,965,000	$(128,000)	$(991,000)	$181,978,000

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Cash flows from operating activities
Net income	$2,335,000	$321,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,000	150,000
Deferred income taxes	(876,000)	(121,000)
Stock based compensation	283,000	432,000
Loss (gain) on sale of available-for-sale securities	31,000	(39,000)
Structured settlements – accrued interest	(1,302,000)	(1,202,000)
Structured settlements – gains	(1,527,000)	(907,000)
Unrealized gain on other investments	(62,000)	—
Unrealized foreign exchange loss on other investments	118,000	—
Changes in:
Prepaid and income taxes receivable	906,000	219,000
Due from third party collection agencies and attorneys	493,000	93,000
Other assets	(423,000)	(686,000)
Other liabilities	(219,000)	(735,000)

Net cash used in operating activities	(123,000)	(2,475,000)

Cash flows from investing activities
Purchase of consumer receivables acquired for liquidation	(4,419,000)	—
Principal collected on receivables acquired for liquidation	2,184,000	3,713,000
Principal collected on receivables accounts represented by account sales	—	3,000
Purchase of available-for-sale securities	(7,136,000)	(5,443,000)
Proceeds from sale of available-for-sale securities	12,303,000	5,020,000
Purchase of other investments	—	(5,000,000)
Purchase of non-controlling interest	(800,000)	—
Investments in personal injury claims – advances	(7,013,000)	(6,337,000)
Investments in personal injury claims – receipts	9,049,000	5,311,000
Capital expenditures	(26,000)	—
Investments in structured settlements – advances	(4,179,000)	(3,108,000)
Investments in structured settlements – receipts	1,661,000	1,265,000

Net cash provided by (used in) investing activities	1,624,000	(4,576,000)

Cash flows from financing activities
Proceeds from exercise of stock options	—	468,000
Purchase of treasury stock	(7,180,000)	—
Distribution to non-controlling interest	(438,000)	(229,000)
Borrowings of other debt – CBC	5,532,000	24,574,000
Repayment of other debt – CBC	(1,226,000)	(18,397,000)

Net cash (used in) provided by financing activities	(3,312,000)	6,416,000

Net decrease in cash and cash equivalents	(1,811,000)	(635,000)
Cash and cash equivalents at beginning of period	24,315,000	28,710,000

Cash and cash equivalents at end of period	$22,504,000	$28,075,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$763,000	$543,000
Supplemental disclosure of non-cash flow investing activities :
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$1,000,000	—

See Notes to Condensed Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC, social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates , LLC and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization to bring awareness to its intended market.

Basis of Presentation

The condensed consolidated balance sheets as of December 31, 2015 and September 30, 2015, the condensed consolidated statements of income for the three month periods ended December 31, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three month periods ended December 31, 2015 and 2014, the condensed consolidated statement of stockholders’ equity as of and for the three months ended December 31, 2015 and 2014, the condensed consolidated statements of cash flows for the three month periods ended December 31, 2015 and 2014, are unaudited. The September 30, 2015 financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2015 and September 30, 2015, the results of operations for the three month periods ended December 31, 2015 and 2014 and cash flows for the three month periods ended December 31, 2015 and 2014 have been made. The results of operations for the three month periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchased in March 2007 (the “Portfolio Purchase”), which, as of December 31, 2015, had a value of $8.8 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (continued)

Basis of Presentation (continued)

Blue Bell Receivables I, LLC (“BBR I”), Blue Bells Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”) , Blue Bell Receivables IV, LLC (“BBR IV”) and Blue Bell Receivables V, LLC (BBR V”), collectively the “Blue Bell Entities”, are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $70.0 million and the non-recourse notes payable of $46.0 million as of December 31, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the Securities and Exchange Commission.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 10 banks at December 31, 2015 that exceeded the balance insured by the FDIC by approximately $16.8 million. The Company does not believe it is exposed to any significant credit risk for cash.

Reclassifications

Disability fee income had previously been included in other income in the prior period’s financial statements and has been reclassified to revenue in the current period’s statement of income.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical equivalent. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company reviewed this ASU and elected to early adopt these amendments and has removed certain investments that are measured using the NAV practical expedient from the fair value hierarchy in all periods presented in the Company’s consolidated financial statements.

Note 2—Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at December 31, 2015 and September 30, 2015, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015	$54,872,000	$320,000	$(147,000)	$55,045,000
September 30, 2015	$60,069,000	$98,000	$(440,000)	$59,727,000

The available-for-sale investments do not have any contractual maturities. The Company sold two investments during the first quarter of fiscal year 2016, with a realized loss of $ 31,000. The Company received $47,000 in capital gains distributions during the first quarter of fiscal year 2016. In the first quarter of fiscal year 2015, the Company sold two investments with a realized gain of $39,000 and also received $234,000 in capital gains distributions during that quarter. The Company recorded an aggregate realized gain of $16,000 and $273,000 related to its available-for-sale securities during the first quarter of fiscal years 2016 and 2015, respectively.

At December 31, 2015, there were six investments, two of which were in an unrealized loss position, both of which had current unrealized losses that had existed for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

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

Under the guidance of ASC 310-30, the Company must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

The Company has extensive liquidating experience in the field of distressed credit card receivables, telecommunication receivables, consumer loan receivables, retail installment contracts, consumer receivables, and auto deficiency receivables.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31,
	2015	2014
Balance, beginning of period	$15,608,000	$29,444,000
Acquisitions of receivable portfolio	4,419,000	—
Net cash collections from collection of consumer receivables acquired for liquidation	(7,293,000)	(8,750,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(3,000)
Effect of foreign currency translation	(33,000)	—
Finance income recognized	5,142,000	5,037,000

Balance, end of period	$17,843,000	$25,728,000

Finance income as a percentage of collections	70.5%	57.5%

During the three months ended December 31, 2015, the Company purchased $97.7 million of face value portfolios at a cost of $4.4 million. During the three months ended December 31, 2014, the Company did not purchase any consumer receivable portfolios.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three month periods ended December 31, 2015 and 2014, respectively.

	For the Three Months Ended December 31,
	2015	2014
Gross collections (1)	$11,411,000	$15,192,000
Commissions and fees (2)	4,118,000	6,439,000

Net collections	$7,293,000	$8,753,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company will provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. The 20% non-controlling interests are held by certain former owners. The fair value of non-controlling interests at the acquisition date was determined to be immaterial. The non-controlling interests will not be entitled to any distributions from CBC until the Company receives distributions of $2,337,190. The non-controlling interests are entitled to two of the five seats of CBC’s Board of Managers and have the right to approve certain material transactions of CBC.

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued.

Net income attributable to Asta Funding, Inc., as reported, for the three month period ended December 31, 2015 was $1,806,000. Had the Company owned 100% of CBC for the entire reporting period, net income attributable to Asta Funding, Inc. would have been $1,962,000. Net income attributable to Asta Funding Inc., as reported, for the three month period ended December 31, 2014 was $370,000. Had the Company owned 100% of CBC for the entire period, net income attributable to Asta Funding, Inc, would have been $393,000.

Note 6—Structured Settlements (At Fair Value)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of income. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.5 million of unrealized gains recognized in the three month period ended December 31, 2015, approximately $2.2 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.7 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

We elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at December 31, 2015 and revenue for the three month period ended December 31, 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements (At Fair Value) (continued)

Structured settlements consist of the following as of December 31, 2015 and September 30, 2015:

	December 31	September 30
Maturity (1) (2)	$107,724,000	$99,135,000
Unearned income	(37,742,000)	(34,500,000)

Net collections	$69,982,000	$64,635,000

(1)	The maturity value represents the aggregate unpaid principal balance at December 31, 2015 and September 30, 2015.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at December 31, 2015 and September 30, 2015.

Encumbrances on structured settlements as of December 31 and September 30, 2015 are as follows:

	December 31	September 30
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$2,173,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,592,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	4,219,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	19,646,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 30, 2034 (3)	15,328,000	15,361,000
$25,000,000 revolving line of credit (3)	9,959,000	4,623,000

Encumbered structured settlements	55,917,000	51,611,000
Structured settlements not encumbered	14,065,000	13,024,000

Total structured settlements	$69,982,000	$64,635,000

(3)	See Note 10 – Other Debt – CBC

At December 31, 2015, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2016 (9 months)	$5,736,000
September 30, 2017	7,928,000
September 30, 2018	6,468,000
September 30, 2019	6,930,000
September 30, 2020	6,128,000
Thereafter	74,534,000

Total	$107,724,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Litigation Funding

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $3.1 million and $2.5 million in interest and fees during the first quarter of fiscal years 2016 and 2015, respectively. The Company had a net invested balance of $34.6 million and $36.7 million on December 31, 2015 and September 30, 2015, respectively. Pegasus records reserves for bad debts, which, at December 31, 2015 and 2014, amounted to $5.5 million and $3.8 million, as follows:

	For the Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$5,459,000	$2,474,000
Provisions for losses	412,000	1,561,000
Write offs	(375,000)	(278,000)

Balance at end of period	$5,496,000	$3,757,000

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). A BPCM agreement provides non-recourse funding to a spouse in a matrimonial action. Through a revised agreement, the Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the line from $1.0 million to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The loan balance at December 31, 2015, was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of December 31, 2015, the Company’s investment in cases through BPCM was approximately $3.1 million. There was no income recognized in the three month periods ended December 31, 2015 and 2014.

Note 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	December 31,	September 30,
	2015	2015
Furniture	$440,000	$414,000
Equipment	3,622,000	3,622,000
Software	1,210,000	1,210,000
Leasehold improvements	99,000	99,000

	5,371,000	5,345,000
Less accumulated depreciation	4,985,000	4,865,000

Balance, end of period	$386,000	$480,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Non Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 (the “RFA”) from Bank of Montreal (“BMO”), in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments and the most recent agreement signed in August 2013.

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

As of December 31, 2015 approximately $3.2 million remained to be received by the Company against the $16.9 million.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. Through the period ended December 31, 2015, the Company did not use this facility.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Other Debt—CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (sixth Amendment through eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. As of December 31, 2015, the remaining debt amounted to $55.9 million, which consisted of $9.9 million drawdown from a line of credit from an institutional source and $46.0 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at December 31, 2015 and September 30, 2015:

	Interest Rate	December 31, 2015	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,173,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,592,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,219,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	19,646,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	15,328,000	15,361,000

Subtotal notes payable		45,958,000	46,988,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	9,959,000	4,623,000

Total debt – CBC		$55,917,000	$51,611,000

Note 11—Commitments and Contingencies

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Income Recognition, Impairments, and Commissions and Fees

Income Recognition

The Company accounts for certain of its investments in finance receivables using the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

Under the guidance of ASC 310-30, the Company must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

Note 13—Income Taxes

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns.

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carry-forwards, which expire in September 2029. The New Jersey NOL carryforward balance as of December 31, 2015 was approximately $84.7 million. The provision for income tax expense for the three month periods ended December 31, 2015 and 2014 reflects income tax expense at an effective rate of 30.7% and 23.4%, respectively. The lower effective tax rate for the first quarter of fiscal year 2015 is primarily due to the high level of tax exempt income.

The corporate federal income tax returns of the Company for 2014 and 2015 are subject to examination by the Internal Revenue Service (“IRS”) generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

Interest and penalties arising from uncertain tax positions are presented as a component of income taxes. $624,000 of interest was recognized in the Company’s consolidated financial statements for 2015. On July 16, 2015, the Company made a payment to the IRS of approximately $13 million in anticipation of the conclusion of an examination by the IRS and in accordance with the notice of proposed adjustment, for the fiscal years September 30, 2009 through September 30, 2013. The adjustment is the result of a change in the accounting method for income tax purposes. Apart from the change in accounting method for income tax purposes, there were no other material disallowances or adjustments to other items of income, deductions, and credits to the tax returns under examination. The payment does not include approximately $624,000 of interest related to the tax year of the IRS adjustment, September 30, 2013, which has been accrued as of July 15, 2015, and classified in the income tax line of the statements of income. The Company will be amending its federal tax return for the fiscal year ended September 30, 2014, to reflect the new accounting method for tax purposes. There is no state and local tax liability as a result of the federal tax examination; however the New Jersey state NOL was adjusted to reflect the current year and revised previous year’s results. On December 1, 2015 the Company received notification that the Congressional Joint Committee on Taxation completed its consideration on the income tax returns and took no exception to the conclusions reached by the IRS.

The Company does not have any uncertain tax positions.

As a result of the IRS examination, the Company will amend its state tax returns for the same periods.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Net Income per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$1,806,000	12,155,421	$0.15	$370,000	13,013,719	$0.03

Effect of Dilutive Stock		276,465			294,854

Diluted	$1,806,000	12,431,886	$0.15	$370,000	13,308,573	$0.03

At December 31, 2015, 454,205 options at a weighted average exercise price of $9.47 were not included in the diluted earnings per share calculation as they were antidilutive.

At December 31, 2014, 381,000 options at a weighted average exercise price of $9.69 were not included in the diluted earnings per share calculation as they were antidilutive.

Note 15—Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

On December 16, 2015, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 67,100 stock options to non-officer employees of the Company, of which 9,100 options vested immediately and the remaining 58,000 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.24%
Expected term (years)	6.25
Expected volatility	23.4%
Dividend yield	0.00%

On December 16, 2015, the Compensation Committee granted 5,000 restricted shares to a non-officer employee of the Company. These shares vest in three equal installments, starting on the first anniversary of the grant. On December 31, 2015, the Company issued an aggregate of 123,304 shares to the two former CBC principals (see Note 5 – Acquisition of CBC). These shares vest in their entirety on December 31, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 484,200 shares, an award of 245,625 shares of restricted stock, and has cancelled 45,600 options, leaving 1,315,775 shares available as of December 31, 2015. As of December 31, 2015, approximately 109 of the Company’s employees were able to participate in the 2012 Plan.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Three Months Ended December 31,
	2015		2014
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,043,566	$8.47	1,403,259	$10.78
Options granted	67,100	7.93	—	—
Options exercised	—	0.00	(60,000)	7.83
Options forfeited/cancelled	—	0.00	(344,259)	17.99

Outstanding options at the end of period	1,110,666	$8.43	999,000	$8.47

Exercisable options at the end of period	965,325	$8.46	832,319	$8.40

The following table summarizes information about the 2012 Plan, 2002 Plans, and the Equity Compensation Plan outstanding options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751 – $5.7500	7,100	3.3	$2.95	7,100	$2.95
$5.7501 – $8.6250	914,566	6.2	7.96	780,561	7.92
$8.6251 – $11.5000	174,000	7.1	9.40	162,664	9.45
$11.5000 – $28.7500	15,000	1.0	28.75	15,000	28.75

	1,110,666	6.2	$8.43	965,325	$8.46

The Company recognized $196,000 and $338,000 of compensation expense related to the stock option grants during the three month periods ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $525,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.3 years.

The intrinsic value of the outstanding and exercisable options as of December 31, 2015 was approximately $165,000 and $164,000, respectively. The weighted average remaining contractual life of exercisable options is 5.8 years. There were no options exercised during the three month period ended December 31, 2015. The intrinsic and fair value of the stock options exercised during the three month period ended December 31, 2014 was approximately $76,000 and $525,000, respectively. The fair value of the stock options that vested during the three month periods ended December 31, 2015 and 2014 was approximately $830,000 and $2,998,000, respectively. The fair value of the options granted during the three month period ended December 31, 2015 was approximately $532,000. There were no options granted during the three month period ended December 31, 2014.

The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31,
	2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	44,107	$9.28	68,214	$9.57
Awards granted	5,000	7.89	15,000	8.30
Vested	(34,107)	9.57	(34,107)	9.57
Forfeited	—	—	—	—

Unvested at the end of period	15,000	$7.92	49,107	$9.18

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The Company recognized $87,000 and $94,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was $108,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs are recognized is 2.1 years. An aggregate of 5,000 shares of restricted stock was granted during the first quarter of fiscal year 2016, all of which were granted to a non-officer employee. There were 15,000 restricted stock awards granted to a non-officer employee during the first quarter of fiscal year 2015. The fair value of the awards vested during the first quarter of fiscal years 2016 and 2015 was $40,000 and $326,000, respectively.

The Company recognized an aggregate total of $283,000 and $432,000 in compensation expense for the three month periods ended December 31, 2015 and 2014, respectively, for the stock options and restricted stock grants. As of December 31, 2015, there was a total of $633,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 17—Stockholders’ Equity

Dividends are declared at the discretion of the board of directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of December 31, 2015, there were no such restrictions. No dividends were declared for the three month periods ended December 31, 2015 and 2014.

On August 11, 2015, the Board of Directors of the Company (“Board of Directors”) approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10b5-1 of the Securities and Exchange Act (“the Plan”). The Plan was effective to December 31, 2015. On December 17, 2015, having repurchased approximately $6.4 million of the Company’s common stock, the Board of Directors approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. Through December 31, 2015, the Company purchased approximately 1,036,000 shares at an aggregate cost of approximately $8.9 million. No shares were repurchased during the first quarter of fiscal year 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2015		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 2)	$22,504,000	22,504,000	$24,315,000	$24,315,000
Available-for-sale investments (Level 1)	55,045,000	55,045,000	59,727,000	59,727,000
Consumer receivables acquired for liquidation (Level 3)	17,843,000	43,456,000	15,608,000	31,339,000
Structured settlements (Level 3)	69,982,000	69,982,000	64,635,000	64,635,000
Other investments (1)	4,183,000	4,183,000	4,239,000	4,239,000
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	9,959,000	9,959,000	4,623,000	4,623,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	45,958,000	45,958,000	46,988,000	46,988,000

(1)	The Company has elected to early adopt ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates fair value.

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.5 million of unrealized gains recognized in the three month period ended December 31, 2015, approximately $2.2 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.7 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Other investments – The Company estimated the fair value using the net asset value per share of the investment. There are no unfunded commitments and the investment cannot be redeemed for 5 years from the date of the initial investment (October 2014).

Other debt CBC, revolving line of credit – The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments – The fair value at December 31, 2015 was based on the discounted forecasted future collections of the structured settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of December 31, 2015, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the three month period ended December 31, 2015. The Company had no Level 2 or Level 3 available-for-sale investments during the first quarter of fiscal year 2015.

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$69,982,000	Discounted cash flow	Discount rate	5.07%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2015 were as follows:

Balance at September 30, 2015	$64,635,000
Total gains included in earnings	1,527,000
Purchases	4,179,000
Sales	—
Interest accreted	1,302,000
Payments received	(1,661,000)

Total	$69,982,000

The amount of total gains for the three month period included in earnings attributable to the change in unrealized gains (losses) relating to assets held at December 31, 2015	$1,527,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy (continued)

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the three months ended December 31, 2015 are reported in the following revenue categories:

Total gains (losses) included in the three months ended December 31, 2015	$1,527,000

Change in unrealized gains (losses) relating to assets still held at December 31, 2015	$1,527,000

Note 19—Segment Reporting

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, Personal injury claims, structured settlements, and GAR disability advocates. The four reportable segments consist of the following:

•	Consumer receivables - segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, semi-performing receivables and performing receivables. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Performing receivables are accounts where the debtor is making regular monthly payments that may or may not have been delinquent in the past. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ® , Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•	Personal injury claims – Pegasus Funding, LLC , an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•	GAR Disability Advocates is a non-attorney advocacy group which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting (continued)

The following table shows results by reporting segment for the three month period ended December 31, 2015 and 2014 and total assets as of December 31 and September 30, 2015:

			Personal		GAR
(Dollars in millions)	Fiscal Year	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Revenues	2016	$5.1	$3.1	$2.9	$0.7	$—	$11.8
	2015	5.0	2.5	2.2	0.1	—	9.8
Other income	2016	—	—	—	—	0.5	0.5
	2015	—	—	—	—	0.6	0.6
Income (loss) before income taxes	2016	3.9	1.9	0.8	(1.8)	(1.4)	3.4
	2015	3.4	(0.2)	0.1	(1.2)	(1.7)	0.4
Total assets(1)	2016	17.9	35.2	73.9	2.4	106.6	236.0
	2015	17.0	39.6	63.1	2.6	115.1	237.4
Capital expenditures	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Depreciation	2016	—	—	—	—	0.1	0.1
	2015	—	—	—	—	0.2	0.2

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and Item 1A of this Quarterly Report on Form 10-Q.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC, social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates, LCC and the business of purchasing, servicing and managing for its own account, distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1994 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our more recent efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

GAR Disability Advocates is a social security disability advocacy firm. GAR Disability Advocates assists claimants in obtaining long term disability benefits from the Social Security Administration.

We own 80% of Pegasus Funding, LLC (“Pegasus”), which invests in funding personal injury claims and 100% of CBC Settlement Funding, LLC (“CBC”), which invests in structured settlements.

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

Three of the Company’s business lines accounted for 10% or more of consolidated net revenue for the three month period ended December 31, 2015. The following table summarizes the net revenues by percentage from the four lines of business for the three month periods ended December 31, 2015 and 2014:

	Three Month Periods Ended December 31,
	2015	2014
Finance income (consumer receivables)	43.5%	51.3%
Personal injury claims	26.1%	25.3%
Structured settlements	24.8%	21.8%
GAR Disability Advocates	5.6%	1.6%

Total revenues	100.0%	100.0%

The Company has no reportable segment information from international operations.

Information about the results of each of the Company’s reportable segments for the three month periods ended December 31, 2015 and 2014 and total assets as of December 31 and September 30, 2015, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

(Dollars in millions)	Fiscal Year	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Revenues	2016	$5.1	$3.1	$2.9	$0.7	$—	$11.8
	2015	5.0	2.5	2.2	0.1	—	9.8
Other income	2016	—	—	—	—	0.5	0.5
	2015	—	—	—	—	0.6	0.6
Income (loss) before income taxes	2016	3.9	1.9	0.8	(1.8)	(1.4)	3.4
	2015	3.4	(0.2)	0.1	(1.2)	(1.7)	0.4
Total assets(1)	2016	17.9	35.2	73.9	2.4	106.6	236.0
	2015	17.0	39.6	63.1	2.6	115.1	237.4
(1)	Includes other amounts in other line items on the consolidated balance sheet.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. As of December 31, 2015, the Company’s net investment in personal injury cases was approximately $34.6 million.

On May 18, 2012, BP Case Management, LLC (“Balance Point”) was formed, a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses are distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of December 31, 2015, we have invested $3.1 million in cases managed by this Venture.

In 2012, we provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of Balance Point management. The revolving line of credit is collateralized by Balance Point management’s profits share in the venture and other assets. At December 31, 2015, the balance in the revolving line of credit was approximately $1.5 million.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company agreed to provide financing to CBC of up to $5.0 million, amended to $7.5 million in 2015. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlement industry.

CBC has a portfolio of structured settlements which is financed by approximately $55.9 million of debt, including a $9.9 million line of credit from an institutional source and notes issued by CBC to third party investors.

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

Under the guidance of ASC 310-30, the Company must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

Results of Operations

Three-Months Period Ended December 31, 2015, Compared to the Three-Months Ended December 31, 2014

Finance income. For the three months ended December 31, 2015, finance income increased $0.1 million or 2.1% to $5.1 million from $5.0 million for the three months ended December 31, 2014. During the three months ended December 31, 2015, the Company purchased $97.7 million of face value portfolios at a cost of $4.4 million. During the three months ended December 31, 2014, we did not purchase any consumer receivable portfolios. Net collections for the three months ended December 31, 2015 decreased 16.7% to $7.3 million from $8.8 million for the same prior year period. During the first quarter of fiscal year 2016, gross collections decreased 24.9% or $3.8 million to $11.4 million from $15.2 million for the three months ended December 31, 2014. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.3 million, or 36.0%, to $4.1 million for the current fiscal three month period from $6.4 million for the three months ended December 31, 2014. Commissions and fees amounted to 36.1% of gross collections for the three month period ended December 31, 2015, compared to 42.4% in the same period of the prior year resulting from higher non-commissionable collections in the current year period.

Personal injury claims income. Personal injury claims income increased $0.6 million or 24.0% from $2.5 million in the prior year to $3.1 million in the current year, as investment in personal injury claims in fiscal year 2014 translated into more closed cases in the fiscal year 2016 period than the same prior year period (cases take an average of 18 months to mature).

Structured settlement income of $2.9 million includes $1.5 million of unrealized gains and $1.4 million of interest income in the three month period ended December 31, 2015. Structured settlement income of $2.1 million included $1.2 million of unrealized gains and $0.9 million of interest income in the three month period ended December 31, 2014. This increase in income is the result of increased investments in structured settlements in the current fiscal year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.5 million of unrealized gains recognized in the three month period ended December 31, 2015, approximately $2.2 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.7 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability Fee income. Disability fee income increased $0.5 million from $0.1 million in the prior year to $0.6 million in the current year reflecting an increase in closed cases.

Other income. The following table summarizes other income for the three month periods ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Interest and dividend income	$433,000	$357,000
Realized gain	16,000	273,000
Other	66,000	5,000

	$515,000	$635,000

General and administrative expenses. During the three-month period ended December 31, 2015, general and administrative expense decreased $1.3 million, or 13.8%, to $8.3 million from $9.6 million for the three-months ended December 31, 2014, primarily attributable to reduced provisions of $1.2 million, related to personal injury claims.

Interest expense. During the three-month period ended December 31, 2015, interest expense increased $239,000 from $489,000 in the prior year period to $728,000 for the same period in the current year. The higher interest in the current year period is resulting from additional CBC debt raised in September 2015.

Income before taxes – Consumer Receivables. Income before taxes increased $0.5 million from $3.4 million for the three months ended December 31, 2014, primarily reflecting a $0.6 million favorable judgment, related to our portfolios, received in December of the current year period.

Income before taxes – Personal Injury Claims. Income before taxes was $1.9 million in the current fiscal year period as compared to $0.2 million of net loss before taxes in the first quarter of fiscal year 2015. The improved results are attributable to decreased bad debt provision, $1.2 million and higher revenues, $0.6 million in the current fiscal year.

Income before taxes – Structured Settlements . Income before taxes was $0.8 million in the three months ended December 31, 2015 compared to $0.1 million in the three month period ended December 31, 2014, reflecting increased revenues in the current period.

Loss before taxes – GAR Disability Advocates. Loss before taxes was $1.8 million in the fiscal year 2016 period as compared to a $1.2 million net loss in the same prior year period. GAR Disability Advocates is building the business through increased costs associated with acquiring disability cases in the current fiscal year period compared to the corresponding prior fiscal year period, comprised of increased payroll, $0.5 million, increased advertising expense, $0.3 million, and increased other expenses, net, $0.3 million, partially offset by higher revenues in the current period, $0.5 million.

Income tax expense. Income tax expense, consisting of federal and state income taxes, for three months ended December 31, 2015, was $1.0 million as compared to $0.1 million for the three months ended December 31, 2014 reflecting higher income in the current period. The state portion of the income tax provision for the first quarter of fiscal years 2016 and 2015 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Net income. For the three months ended December 31, 2015, net income was $2.3 million as compared to $0.3 million for the corresponding prior year period. Increased revenue, $2.0 million, and lower G&A expenses, $1.3 million, were partially offset by higher income taxes, $0.9 million.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $529,000 is the portion of results attributable to Pegasus and CBC for the first quarter of fiscal year 2016 as compared to a $49,000 loss from the first quarter of fiscal year 2015.

Net income attributable to Asta Funding, Inc. Net income attributable to Asta Funding, Inc. was $1.8 million in the first quarter of fiscal year 2016 as compared to $ 0.4 million in the first quarter of fiscal year 2015. Increased revenue, $2.0 million, and lower G&A expenses, $1.3 million, were partially offset by higher income taxes, $0.9 million.

The following tables detail non-controlling interest for the three months periods ended December 31, 2015 and 2014:

	For the Three Month Period Ended December 31, 2015
	Pegasus Funding LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests
Balance, beginning of period	$(1,768,000)	$771,000	$(997,000)
Purchase of subsidiary shares from non-controlling interest	—	(927,000)	(927,000)
Income from non-controlling interest	373,000	156,000	529,000
Distributions to non-controlling interest	(438,000)	—	(438,000)

Balance, end of period	$(1,833,000)	$—	$(1,833,000)

	For the Three Month Period Ended December 31, 2014
	Pegasus Funding LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests
Balance, beginning of period	$(783,000)	$70,000	$(713,000)
Income from non-controlling interest	(72,000)	23,000	(49,000)
Distributions to non-controlling interest	(229,000)	—	(229,000)

Balance, end of period	$(1,084,000)	$93,000	$(991,000)

The non-controlling interests are related to Pegasus and CBC. The distribution to non-controlling interests is the distributions made to the 20% non-controlling interest owners of Pegasus Funding, LLC (“Pegasus Funding”). The distribution, based upon the profitability of the closed personal injury cases using the formula included in the operating agreement signed December 28, 2011, as revised, are calculated with a 20% deduction for overhead expenses of the Pegasus Funding operation unit and a 20% write off of the personal injury cases deemed to be lost. The 20% write off amount is deducted directly from the distribution amount. Distributions have been greater than the net income attributable to Asta Funding, primarily due to bad debt reserves reducing the net income attributable to Asta Funding, but not specifically factored into the formula to determine the distributions to non-controlling interest owners based on the operating agreement. Ultimately, this timing difference will reverse when personal injury cases are actually written-off. No distributions have been made to CBC. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued.

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

Receivables Financing Agreement (“RFA”)

In March 2007, Palisades XVI borrowed approximately $227 million under the RFA, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from BMO, in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth, and Fifth Amendments and the most recent agreement signed in August 2013, discussed below.

Financing Agreement. The Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) was in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the RFA and the Settlement Agreement.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. As of December 31, 2015, the Company has not used this facility.

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

Divorce Funding

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but has been extended to August 2016. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of December 31, 2015, we had structured settlements valued at $70.0 million and debt valued at $55.9 million, consisting of a $9.9 million line of credit and an aggregate of $46.0 million of non-recourse notes.

Cash Flow

As of December 31, 2015, our cash decreased $1.8 million to $22.5 million from $24.3 million at September 30, 2015.

Net cash used in operating activities was $0.1 million during the three months ended December 31, 2015 compared to $2.5 million used in operating activities during the three months ended December 31, 2014, reflecting improved operating results in the current fiscal year. Net cash provided by investing activities was $1.7 million during the three month period ended December 31, 2015 compared to $4.6 million used in during the three months ended December 31, 2014, primarily the result of an increase in the net sale of available for sale securities in the current fiscal year period. Net cash used in financing activities was $3.3 million in the three month period ended December 31, 2015 as compared to cash provided by financing activities of $6.4 million in the three month period ended December 31, 2014. The increased use in financing activities is the purchase of treasury stock in the current year period, partially offset by the decrease in net CBC borrowings in the current fiscal year.

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

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Additional Supplementary Information:

We do not anticipate collecting the majority of the purchased principal amounts of our various portfolios. Accordingly, the difference between the carrying value of the portfolios and the gross receivables is not indicative of future revenues from these accounts acquired for liquidation. Since we purchased these accounts at significant discounts, we anticipate collecting only a portion of the face amounts.

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” above.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact this update will have on our consolidated financial statements as well as the expected adoption method.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical equivalent. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company reviewed this ASU and elected to early adopt these amendments and has removed certain investments that are measured using the NAV practical expedient from the fair value hierarchy in all periods presented in the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. At December 31, 2015, the debt associated with our acquisition of CBC, had a balance of approximately $55.9 million, consisting of $9.9 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $46.0 million of notes at varying rates, from 5.07% to 8.75%, issued by CBC’s subsidiaries. At December 31, 2015, the LIBOR rate was 0.4295%. Thus, a 25 basis point change in the LIBOR rate (from 3.4295%) would have had no impact on the line of credit interest expense, as the resulting rate would still have been below the 4.1% floor. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”), we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

b. Changes in Internal Controls over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the first quarter ended December 31, 2015. These changes have not materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Purchases of Common Stock.

We have a share repurchase program that authorized us to purchase up to $15.0 million of shares of our common stock, which was initially effective through December 31, 2015. On December 17, 2015, after having repurchased approximately $6.4 million of shares of our common stock, we extended the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three month period ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from October 1, 2015 through October 31, 2015	768,300	$8.64	768,300	$6,598,000
Repurchases from November 1, 2015 through November 30, 2015	20,700	$8.37	20,700	$6,425,000
Repurchases from December 1, 2015 through December 31, 2015	45,000	$7.89	45,000	$14,736,000

(1)	On August 17, 2015, our board of directors authorized the repurchase of up to $15.0 million of shares of our common stock through a non-discretionary stock repurchase plan. On December 17, 2015, after having repurchased approximately $6.4 million of shares of our common stock, we extended the Plan to March 31, 2016 and allowed for the Plan to revert back to the original $15.0 million repurchase level, as of the extension date.

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: February 9, 2016	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2016	By:	/s/ Robert J. Michel
Robert J. Michel, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Robert J. Michel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation