Form 10-Q
period 2016-03-31
ASTA FUNDING INC
filed 2016-05-10
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the registrant had 12,020,708 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$19,894,000	$24,315,000
Available for sale investments	55,589,000	59,727,000
Consumer receivables acquired for liquidation (at net realizable value)	16,784,000	15,608,000
Structured settlements	75,190,000	64,635,000
Investment in personal injury claims	35,144,000	36,668,000
Other investments, net	3,417,000	4,239,000
Due from third party collection agencies and attorneys	1,050,000	1,422,000
Prepaid and income taxes receivable	6,575,000	6,744,000
Furniture and equipment, net	356,000	480,000
Deferred income taxes	13,187,000	12,279,000
Goodwill	2,770,000	2,770,000
Other assets	8,824,000	8,485,000

Total assets	$238,780,000	$237,372,000

LIABILITIES
Other debt – CBC (including non-recourse notes payable of $45.4 million at March 31, 2016 and $47.0 million at September 30, 2015)	$59,408,000	$51,611,000
Other liabilities	5,963,000	4,441,000

Total liabilities	65,371,000	56,052,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,197,476 at March 31, 2016 and 13,061,673 at September 30, 2015; and outstanding 12,011,476 at March 31, 2016 and 12,859,873 at September 30, 2015	132,000	131,000
Additional paid-in capital	65,612,000	65,011,000
Retained earnings	120,586,000	120,611,000
Accumulated other comprehensive income	(706,000)	(1,685,000)
Treasury stock (at cost) 1,186,000 shares at March 31, 2016 and 201,800 shares at September 30, 2015	(10,114,000)	(1,751,000)
Non-controlling interest	(2,101,000)	(997,000)

Total stockholders’ equity	173,409,000	181,320,000

Total liabilities and stockholders’ equity	$238,780,000	$237,372,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended(1)	Ended	Ended(1)
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues:
Finance income, net	$4,914,000	$5,495,000	$10,056,000	$10,532,000
Personal injury claims income	1,846,000	1,867,000	4,931,000	4,355,000
Unrealized gain on structured settlements	1,637,000	1,820,000	3,164,000	3,021,000
Interest income on structured settlements	1,301,000	1,016,000	2,708,000	1,958,000
Disability fee income	872,000	200,000	1,531,000	359,000

Total revenues	10,570,000	10,398,000	22,390,000	20,225,000
Other income — includes $0 during the three month periods ended March 31, 2016 and 2015, and ($31,000) and $39,000 during the six month periods ended March 31, 2016 and 2015, respectively, of accumulated other comprehensive income/(loss) reclassification for unrealized net gains / (losses) on available for sale securities	378,000	396,000	893,000	1,031,000

	10,948,000	10,794,000	23,283,000	21,256,000

Expenses:
General and administrative	13,209,000	9,062,000	21,448,000	18,616,000
Interest	788,000	589,000	1,516,000	1,078,000
Impairment of consumer receivables	124,000	—	124,000	—

	14,121,000	9,651,000	23,088,000	19,694,000

(Loss) income before income tax	(3,173,000)	1,143,000	195,000	1,562,000
Income tax (benefit) expense — includes tax expense (benefit) of $0 during the three month periods ended March 31, 2016 and 2015 and $11,000 and ($16,000) during the six month periods ended March 31, 2016 and 2015, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	(1,425,000)	648,000	(392,000)	746,000

Net (loss) income	(1,748,000)	495,000	587,000	816,000
Less: net income attributable to non-controlling interests	83,000	150,000	612,000	101,000

Net (loss) income attributable to Asta Funding, Inc.	$(1,831,000)	$345,000	$(25,000)	$715,000

Net (loss) income per share attributable to Asta Funding, Inc.:
Basic	$(0.15)	$0.03	$(0.00)	$0.05
Diluted	$(0.15)	$0.03	$(0.00)	$0.05
Weighted average number of common shares outstanding:
Basic	12,076,120	13,060,839	12,115,987	13,036,938
Diluted	12,076,120	13,314,032	12,115,987	13,310,961

(1)	Second quarter of fiscal year 2015 was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended(1) March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended(1) March 31, 2015
Comprehensive income is as follows:
Net (loss) income	$(1,748,000)	$495,000	$587,000	$816,000

Net unrealized securities gain (loss), net of tax (expense)/benefit of ($94,000) and $143,000 during the three month periods ended March 31, 2016 and 2015, respectively, and ($283,000) and $143,000 during the six month periods ended March 31, 2016 and 2015, respectively.	167,000	63,000	503,000	(237,000)
Reclassification adjustments for securities sold, net of tax benefit / (expense) of $0 during the three month periods ended March 31, 2016 and 2015, and $11,000 and ($9,000) during the six month periods ended March 31, 2016 and 2015, respectively.	—	—	(20,000)	30,000
Foreign currency translation, net of tax benefit of $148,000 and $0 during the three month periods ended March 31, 2016 and 2015, respectively, and $557,000 and $0 during the six month periods ended March 31, 2016 and 2015, respectively.	254,000	—	496,000	—

Other comprehensive income (loss)	421,000	63,000	979,000	(207,000)

Total comprehensive (loss) income	$(1,327,000)	$558,000	$1,566,000	$609,000

(1)	Second quarter of fiscal year 2015 was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000
Exercise of options	7,499	—	47,000					47,000
Stock based compensation expense	—	—	428,000	—	—	—	—	428,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(25,000)	—	—	612,000	587,000
Unrealized gain on marketable securities, net	—	—	—	—	483,000	—	—	483,000
Purchase of treasury stock	—	—	—	—	—	(8,363,000)	—	(8,363,000)
Foreign currency translation, net	—	—	—	—	496,000	—	—	496,000
Purchase of subsidiary shares from non-controlling interest	—	—	(873,000)	—	—	—	(927,000)	(1,800,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Distributions to non-controlling interest	—	—	—	—	—	—	(789,000)	(789,000)

Balance, March 31, 2016	13,197,476	$132,000	$65,612,000	$120,586,000	$(706,000)	$(10,114,000)	$(2,101,000)	$173,409,000

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity(1)
Balance, September 30, 2014	12,985,839	$130,000	$63,102,000	$118,595,000	$142,000	$(713,000)	$181,256,000
Exercise of options	60,000	—	469,000	—	—	—	469,000
Stock based compensation expense	—	—	841,000	—	—	—	841,000
Restricted stock	15,000	—	—	—	—	—	—
Net income	—	—	—	715,000	—	101,000	816,000
Unrealized gain on marketable securities, net	—	—	—	—	(207,000)	—	(207,000)
Distributions to non-controlling interest	—	—	—	—	—	(466,000)	(466,000)

Balance, March 31, 2015	13,060,839	$130,000	$64,412,000	$119,310,000	$(65,000)	$(1,078,000)	$182,709,000

(1)	Fiscal year 2015 net income was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2016	Six Months Ended(1) March 31, 2015
Cash flows from operating activities:
Net income	$587,000	$816,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	246,000	300,000
Deferred income taxes	(1,202,000)	(144,000)
Impairment of consumer receivables acquired for liquidation	124,000	—
Stock based compensation	428,000	841,000
Loss (gain) on sale of available-for-sale securities	31,000	(39,000)
Structured settlements – accrued interest	(2,474,000)	(1,876,000)
Structured settlements – gains	(3,164,000)	(3,021,000)
Unrealized gain on other investments	(152,000)	—
Unrealized foreign exchange loss on other investments	(26,000)	—
Reserve for loss on other investments	1,000,000	—
Changes in:
Prepaid and income taxes receivable	169,000	430,000
Due from third party collection agencies and attorneys	372,000	(217,000)
Other assets	(392,000)	(2,566,000)
Income taxes payable	—	378,000
Other liabilities	2,018,000	594,000

Net cash used in operating activities	(2,435,000)	(4,504,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(6,141,000)	(1,621,000)
Principal collected on receivables acquired for liquidation	4,841,000	8,887,000
Purchase of available-for-sale securities	(7,419,000)	(12,326,000)
Proceeds from sale of available-for-sale securities	12,303,000	8,704,000
Purchase of other investments	—	(5,000,000)
Purchase of non-controlling interest	(800,000)	—
Investments in personal injury claims – advances	(12,649,000)	(10,959,000)
Investments in personal injury claims – receipts	14,173,000	9,365,000
Capital expenditures	(69,000)	(27,000)
Investments in structured settlements – advances	(8,306,000)	(7,246,000)
Investments in structured settlements – receipts	3,389,000	2,394,000

Net cash used in investing activities	(678,000)	(7,829,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	47,000	469,000
Purchase of treasury stock	(8,363,000)	—
Distribution to non-controlling interest	(789,000)	(466,000)
Borrowings of other debt – CBC	9,826,000	28,666,000
Repayment of other debt – CBC	(2,029,000)	(18,921,000)

Net cash (used in) provided by financing activities	(1,308,000)	9,748,000

Net decrease in cash and cash equivalents	(4,421,000)	(2,585,000)
Cash and cash equivalents at beginning of period	24,315,000	28,710,000

Cash and cash equivalents at end of period	$19,894,000	$26,125,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$1,538,000	$1,021,000
Supplemental disclosure of non-cash flow investing activities :
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$1,000,000	$—

(1)	Fiscal year 2015 net income was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates , LLC and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

Consumer receivables

The Company started out in the consumer receivable business in 1994. Recently, our effort has been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. We define consumer receivables as primary charged-off, semi-performing and distressed depending on their collectability. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

Personal injury claims

Pegasus conducts its business solely in the United States. Pegasus obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the Pegasus website and through attorneys.

Structured settlements

CBC purchases structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, and its securitized debt, issued through its Blue Bell Receivables (“BBR”) subsidiaries.

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization to bring awareness to its intended market.

Basis of Presentation

The consolidated balance sheets as of March 31, 2016, the consolidated statements of operations for the three and six month periods ended March 31, 2016 and 2015, the consolidated statements of comprehensive (loss) income for the three and six month periods ended March 31, 2016 and 2015, the consolidated statements of stockholders’ equity as of and for the six months ended March 31, 2016 and 2015, and the consolidated statements of cash flows for the six month periods ended March 31, 2016 and 2015, are unaudited. The September 30, 2015 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2016, the results of operations for the three and six month periods ended March 31, 2016 and 2015 and cash flows for the six month periods ended March 31, 2016 and 2015 have been made. The results of operations for the three and six month periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchased in March 2007 (the “Portfolio Purchase”), which, as of March 31, 2016, had a value of $7.0 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (continued)

Basis of Presentation (continued)

Blue Bell Receivables I, LLC (“BBR I”), Blue Bells Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”) , Blue Bell Receivables IV, LLC (“BBR IV”) and Blue Bell Receivables V, LLC (“BBR V”), collectively the “Blue Bell Entities”, are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $75.2 million and the non-recourse notes payable of $45.4 million as of March 31, 2016.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 12 banks at March 31, 2016 that exceeded the balance insured by the FDIC by approximately $15.7 million. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Reclassifications

The Company has reclassified prior amounts to conform to the current presentation in the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently reviewing this ASU to determine if it will have an impact on our consolidated financial statements.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (continued)

Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

In January 2016, the FASB issued Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In February 2016, the FASB issued Update No. 2016-02 to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating leases will be subject to the accounting standard update and will recognize as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

Note 2—Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at March 31, 2016 and September 30, 2015, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016	$55,154,000	$532,000	$(97,000)	$55,589,000
September 30, 2015	$60,069,000	$98,000	$(440,000)	$59,727,000

The available-for-sale investments do not have any contractual maturities. The Company sold two investments during the six months ended March 31, 2016, with a realized loss of $ 31,000. The Company received $47,000 in capital gains distributions during the six months ended March 31, 2016. For the six months ended March 31, 2015, the Company sold three investments with a realized gain of $39,000 and also received $234,000 in capital gains distributions during that period. The Company recorded an aggregate realized gain of $16,000 and $273,000 related to its available-for-sale securities for the first six months ended March 31, 2016 and 2015, respectively. There was no sale of investments for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company sold one investment with no realized gain or loss.

At March 31, 2016, there were six investments, two of which were in an unrealized loss position, both of which had current unrealized losses that had existed for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

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

The Company accounts for certain of its investments in finance receivables using the interest method in accordance with the guidance of ASC 310-30. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$17,843,000	$25,728,000
Acquisitions of receivable portfolio	1,722,000	1,621,000
Net cash collections from collection of consumer receivables acquired for liquidation	(7,481,000)	(10,666,000)
Impairment	(124,000)	—
Effect of foreign currency translation	(90,000)	—
Finance income recognized	4,914,000	5,495,000

Balance, end of period	$16,784,000	$22,178,000

Finance income as a percentage of collections	65.7%	51.5%

	For the Six Months Ended March 31,
	2016	2015
Balance, beginning of period	$15,608,000	$29,444,000
Acquisitions of receivable portfolio	6,141,000	1,621,000
Net cash collections from collection of consumer receivables acquired for liquidation	(14,774,000)	(19,416,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(3,000)
Impairment	(124,000)	—
Effect of foreign currency translation	(123,000)	—
Finance income recognized	10,056,000	10,532,000

Balance, end of period	$16,784,000	$22,178,000

Finance income as a percentage of collections	68.1%	54.2%

During the three and six month periods ended March 31, 2016, the Company purchased $24.8 million and $121.0 million, respectively, of face value portfolios at a cost of $1.7 million and $6.2 million, respectively. During the three and six month periods ended March 31, 2015, the Company purchased $24.4 million of face value portfolios at a cost of $1.6 million.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three and six month periods ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Gross collections (1)	$11,457,000	$14,588,000	22,868,000	29,780,000
Commissions and fees (2)	3,976,000	3,922,000	8,094,000	10,361,000

Net collections	$7,481,000	$10,666,000	$14,774,000	$19,419,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)	Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with the Portfolio Purchase. Such arrangement was consummated in December 2007. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million.

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued as part of the transaction. These shares are subject to a one year lock-up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period. (see Note 15 – Stock Based Compensation).

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms (see Note 11 – Commitments and Contingencies).

Net loss attributable to Asta Funding, Inc., as reported, for the six month period ended March 31, 2016 was $25,000. Had the Company owned 100% of CBC for the entire reporting period, net income attributable to Asta Funding, Inc. would have been $131,000. Net income attributable to Asta Funding Inc., as reported, for the six month period ended March 31, 2015 was $715,000. Had the Company owned 100% of CBC for the entire period, net income attributable to Asta Funding, Inc. would have been $893,000. Net income attributable to Asta Funding Inc., as reported, for the three month period ended March 31, 2015 was $345,000. Had the Company owned 100% of CBC for the entire period, net income attributable to Asta Funding, Inc., would have been $500,000.

Note 6—Structured Settlements (At Fair Value)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $3.2 million of unrealized gains recognized in the six month period ended March 31, 2016, approximately $4.0 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.8 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

We elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at March 31, 2016 and revenue for the three and six month periods ended March 31, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements (At Fair Value) (continued)

Structured settlements consist of the following as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Maturity (1) (2)	$116,721,000	$99,135,000
Unearned income	(41,531,000)	(34,500,000)

Net collections	$75,190,000	$64,635,000

(1)	The maturity value represents the aggregate unpaid principal balance at March 31, 2016 and September 30, 2015.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at March 31, 2016 and September 30, 2015.

Encumbrances on structured settlements as of March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$2,098,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,486,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	4,206,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	19,461,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	15,164,000	15,361,000
$25,000,000 revolving line of credit (3)	13,993,000	4,623,000

Encumbered structured settlements	59,408,000	51,611,000
Structured settlements not encumbered	15,782,000	13,024,000

Total structured settlements	$75,190,000	$64,635,000

(3)	See Note 10 – Other Debt – CBC

At March 31, 2016, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2016 (6 months)	$4,267,000
September 30, 2017	8,682,000
September 30, 2018	7,089,000
September 30, 2019	7,204,000
September 30, 2020	6,622,000
Thereafter	82,857,000

Total	$116,721,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Litigation Funding

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $4.9 million and $1.8 million in interest and fees during the six and three month periods ending March 31, 2016, respectively, compared to $4.4 million and $1.9 million, respectively, during the six and three month periods ending March 31, 2015. The Company had a net invested balance of $35.1 million and $36.7 million on March 31, 2016 and September 30, 2015, respectively. Pegasus records reserves for bad debts, which, at March 31, 2016 and 2015, amounted to $6.2 million and $4.5 million, as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Balance at beginning of period	$5,496,000	$3,757,000	$5,459,000	$2,474,000
Provisions for losses	724,000	760,000	1,136,000	2,321,000
Write offs	(45,000)	(71,000)	(420,000)	(349,000)

Balance at end of period	$6,175,000	$4,446,000	$6,175,000	$4,446,000

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). A BPCM agreement provides non-recourse funding to a spouse in a matrimonial action. Through a revised agreement, the Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the line from $1.0 million to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The loan balance at March 31, 2016, was approximately $1.4 million. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of March 31, 2016, the Company’s investment in cases through BPCM was approximately $3.1 million. There was no income recognized for the six months ended March 31, 2016 and 2015.

Note 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2016	2015
Furniture	$417,000	$414,000
Equipment	3,622,000	3,622,000
Software	1,276,000	1,210,000
Leasehold improvements	99,000	99,000

	5,414,000	5,345,000
Less accumulated depreciation	5,058,000	4,865,000

Balance, end of period	$356,000	$480,000

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

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (the “Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by Asta Funding, Inc., less certain credits for payments made prior to the consummation of the Settlement Agreement (the “Remaining Amount”), Palisades XVI and its affiliates would be automatically released from liability in connection with the RFA (subject to customary exceptions). A condition to the release was Palisade XVI’s agreement to grant BMO, as of the time of the payment of the Remaining Amount, the right to receive 30% of net collections from the Portfolio Purchase once Palisades XVI has received from future net collections, the sum of $15 million plus voluntary prepayments included in the payment of the Remaining Amount (the “Income Interest”). The Company estimated the Income Interest to be between $0 and $1.4 million. However, the Company cannot reasonably determine a potential amount to be incurred because of the continued uncertainty of future collections from the Portfolio Purchase.

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

As of March 31, 2016, approximately $1.3 million remained to be received by the Company against the $16.9 million of future collections.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has not borrowed against the facility and no amounts were outstanding as of March 31, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Other Debt—CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. As of March 31, 2016, the remaining debt amounted to $59.4 million, which consisted of $14.0 million drawdown from a line of credit from an institutional source and $45.4 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at March 31, 2016 and September 30, 2015:

	Interest Rate	March 31, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$2,098,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,486,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,206,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	19,461,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	15,164,000	15,361,000

Subtotal notes payable		45,415,000	46,988,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	13,993,000	4,623,000

Total debt – CBC		$59,408,000	$51,611,000

Note 11—Commitments and Contingencies

Employment Agreement

On March 10, 2016, the Company entered into an employment agreement with an executive of the Company. Under this Agreement, he will receive a base salary of $275,000, subject to annual increases, and will be eligible to receive cash and non-cash bonuses. The Agreement has an 18 month non-compete and non-solicitation provision and has a one (1) year term, and the term will be extended by one year on each anniversary date of the Agreement.

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms (see Note 5—Acquisition of CBC).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Commitments and Contingencies (continued)

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, New York, NY and Conshohocken, PA.

Legal Matters

In June 2015, a punitive class action complaint was filed against the Company, and one of its third-party law firm servicers, alleging violation of the federal Fair Debt Collection Practice Act and Racketeer Influenced and Corrupt Organization Act (“RICO”) and state law arising from debt collection activities and default judgments obtained against certain debtors.

The Company filed a motion to strike the class action allegations and compel arbitration or, to the extent the court declines to order arbitration, to dismiss the RICO claims. On or about March 31, 2015, the court denied the Company’s motion. The Company filed an appeal with the United States Court of Appeals for the Second Circuit. A mediation session was held in July 2015, at which the Company agreed to settle the action on an individual basis for a payment of $13,000 to each named plaintiff, for a total payment of $39,000. Payment was made on or about July 24, 2015. The third-party law firm servicer has not yet settled and remains a defendant in the case.

The plaintiffs’ attorneys advised that they are contemplating the filing of another punitive class action complaint against the Company alleging substantially the same claims as those that were asserted in this matter. In anticipation of such an eventuality, the Company agreed to non-binding mediation in order to reach a global settlement with other putative class members, which would avert the possibility of further individual or class actions with respect to the affected accounts. To date, the parties have attended two mediation sessions and are continuing to discuss a global settlement. In connection with such discussions, the current settlement demand from plaintiffs is $4 million and the current counteroffer from the Company and its third-party law firm servicer is $3.875 million (which would be split equally between the Company and the law firm servicer). The Company and law firm servicer have also offered, as part of the current counteroffer, to cease collection activity on the affected accounts.

Accordingly, the Company has set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2016, which has been included in general and administrative expenses in the Company’s consolidated statement of operations.

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-Q, we are not involved in any other material litigation in which we are a defendant.

Note 12—Income Recognition, Impairments, and Commissions and Fees

Income Recognition

The Company accounts for certain of its investments in finance receivables using the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Income Recognition, Impairments, and Commissions and Fees (continued)

Income Recognition (continued)

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

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related settlement. Changes in fair value are recorded in unrealized gain (loss) in structured settlements in our statements of operations.

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

In October 2014, the Company invested $5.0 million in Class A shares of the Topaz MP Fixed Income Fund (“Topaz Fund”), a closed end fund. The Topaz Fund invests indirectly in various portfolios of Non-Performing Small Consumer Loans. The objective of the fund is to obtain a fixed return cash flow representing interest on the invested capital. According to the investment memorandum of the fund, the Topaz Fund proposed to make semi-annual distributions of 14% annual compounded interest on June and December of each year. The December 2015 distribution, scheduled to be paid in February was not received by the Company. The Company received a letter from the fund’s General Partner on April 12, 2016, explaining that the December distribution was not made due to the negative performance of the fund for the period June to December 2015.

For the six months ended March 31, 2016, the Company has recorded an impairment loss on this investment of $1.0 million, which is included in general and administrative expenses in the consolidated statements of operations. The carrying value of this investment amounted to $3,417,000 at March 31, 2016.

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

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carryforwards, which expire in September 2029. The New Jersey NOL carryforward balance as of March 31, 2016 was approximately $84.4 million. The provision for income tax (benefit) expense for the three month periods ended March 31, 2016 and 2015 was ($1,425,000) and $648,000, respectively. The provision for income tax (benefit) expense for the six month periods ended March 31, 2016 and 2015 was ($392,000) and $746,000, respectively.

The corporate federal income tax returns of the Company for 2014 and 2015 are subject to examination by the Internal Revenue Service (“IRS”) generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

Interest and penalties arising from uncertain tax positions are presented as a component of income taxes. $624,000 of interest was recognized in the Company’s consolidated financial statements for 2015. On July 16, 2015, the Company made a payment to the IRS of approximately $13 million in anticipation of the conclusion of an examination by the IRS and in accordance with the notice of proposed adjustment, for the fiscal years September 30, 2009 through September 30, 2013. The adjustment is the result of a change in the accounting method for income tax purposes. Apart from the change in accounting method for income tax purposes, there were no disallowances or adjustments to other items of income, deductions, and credits to the tax returns under examination. The payment does not include approximately $624,000 of interest related to the tax year of the IRS adjustment, September 30, 2013, which has been accrued as of July 15, 2015, and classified in the income tax line of the statements of operations. The Company has amended its federal tax return for the fiscal year ended September 30, 2014, to reflect the new accounting method for tax purposes. There is no state and local tax liability as a result of the federal tax examination; however the New Jersey state NOL was adjusted to reflect the current year and revised previous year’s results. On December 1, 2015, the Company received notification that the Congressional Joint Committee on Taxation completed its consideration on the income tax returns and took no exception to the conclusions reached by the IRS.

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

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$(1,831,000)	12,076,120	$(0.15)	$345,000	13,060,839	$0.03

Effect of Dilutive Stock		—			253,193

Diluted	$(1,831,000)	12,076,120	$(0.15)	$345,000	13,314,032	$0.03

The following table presents the computation of basic and diluted per share data for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$(25,000)	12,115,987	$(0.00)	$715,000	13,036,938	$0.05

Effect of Dilutive Stock		—			274,023

Diluted	$(25,000)	12,115,987	$(0.00)	$715,000	13,310,961	$0.05

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

On December 16, 2015, the Compensation Committee granted 5,000 restricted shares to a non-officer employee of the Company. These shares vested fully in March 2016. On December 31, 2015, the Company issued an aggregate of 123,304 shares to the two former CBC principals (see Note 5 – Acquisition of CBC). These shares are subject to a one year lock up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period (see Note 5 – Acquisition of CBC).

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 484,200 shares, an award of 245,625 shares of restricted stock, and has cancelled 53,200 options, leaving 1,323,375 shares available as of March 31, 2016. As of March 31, 2016, approximately 109 of the Company’s employees were able to participate in the 2012 Plan.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Six Months Ended March 31,
	2016		2015
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,043,566	$8.47	1,403,259	$10.78
Options granted	67,100	7.93	45,400	8.37
Options exercised	(7,499)	6.32	(344,259)	7.83
Options forfeited/cancelled	(8,300)	8.14	(60,000)	17.99

Outstanding options at the end of period	1,094,867	$8.45	1,044,400	$8.47

Exercisable options at the end of period	963,522	$8.48	850,391	$8.40

	Three Months Ended March 31,
	2016		2015
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,110,666	$8.43	999,000	$8.47
Options granted	—	—	45,400	8.37
Options exercised	(7,499)	6.32	—	—
Options forfeited/cancelled	(8,300)	8.14	—	—

Outstanding options at the end of period	1,094,867	$8.45	1,044,400	$8.47

Exercisable options at the end of period	963,522	$8.48	850,391	$8.40

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751 – $5.7500	3,900	3.1	$2.95	3,900	$2.95
$5.7501 – $8.6250	904,300	5.9	7.96	784,291	7.92
$8.6251 – $11.5000	171,667	6.8	9.41	160,331	9.46
$11.5000 – $28.7500	15,000	0.7	28.75	15,000	28.75

	1,094,867	6.0	$8.45	963,522	$8.48

The Company recognized $327,000 and $131,000 of compensation expense related to the stock option grants during the six and three month periods ended March 31, 2016, respectively. The Company recognized $656,000 and $318,000 of compensation expense related to the stock option grants during the six and three month periods ended March 31, 2015, respectively. As of March 31, 2016, there was $394,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.2 years.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The intrinsic value of the outstanding and exercisable options as of March 31, 2016 was approximately $892,000 and $805,000, respectively. The weighted average remaining contractual life of exercisable options is 5.6 years. The intrinsic and fair value of the stock options exercised during both the six and three month periods ended March 31, 2016 was approximately $20,000 and $68,000, respectively. The intrinsic and fair value of the stock options exercised during both the six and three month periods ended March 31, 2015 was approximately $76,000 and $525,000, respectively. There were no options exercised in the three month period ended March 31, 2015. The fair value of the stock options that vested during the six and three month periods ended March 31, 2016 was approximately $1,052,000 and $122,000, respectively. The fair value of the stock options that vested during the six and three month periods ended March 31, 2015 was approximately $3,035,000 and $177,000, respectively. The fair value of the options granted during the six and three month periods ended March 31, 2016 was approximately $532,000 and $0, respectively. The fair value of the options granted during the six and three month periods ended March 31, 2015 was approximately $405,000 for both periods.

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	44,107	$9.28	68,214	$9.57
Awards granted	5,000	7.89	15,000	8.30
Vested	(34,107)	9.57	(34,107)	9.57
Forfeited	—	—	—	—

Unvested at the end of period	15,000	$7.92	49,107	$9.18

	Three Months Ended March 31,
	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	15,000	$7.92	49,107	$9.18
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—

Unvested at the end of period	15,000	$7.92	49,107	$9.18

The Company recognized $101,000 and $14,000 of compensation expense related to the restricted stock awards during the six and three month periods ended March 31, 2016, respectively. The Company recognized $185,000 and $91,000 of compensation expense related to the restricted stock awards during the six and three month periods ended March 31, 2015, respectively. As of March 31, 2016, there was $95,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs are recognized is 0.9 years. An aggregate of 5,000 shares of restricted stock was granted during the first six months of fiscal year 2016, all of which were granted to a non-officer employee. There were 15,000 restricted stock awards granted to a non-officer employee during the first six months of fiscal year 2015. The fair value of the awards vested during the six month periods ended March 31, 2016 and 2015 was $40,000 and $326,000, respectively.

The Company recognized an aggregate total of $428,000 and $145,000 in compensation expense for the six and three month periods ended March 31, 2016, respectively, for the stock options and restricted stock grants. The Company recognized an aggregate total of $841,000 and $409,000 in compensation expense for the six and three month periods ended March 31, 2015, respectively, for the stock options and restricted stock grants. As of March 31, 2016, there was a total of $489,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stockholders’ Equity

Dividends are declared at the discretion of the board of directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the board of directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of March 31, 2016, there were no such restrictions. No dividends were declared during the six and three month periods ended March 31, 2016 and 2015.

On August 11, 2015, the Board of Directors of the Company (“Board of Directors”) approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (“the Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Plan to December 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Company’s Stock Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Stock Repurchase Plan . Through March 31, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million. No shares were repurchased during the first six months of fiscal year 2015.

On March 22, 2016, MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. (“Mangrove”), filed a Tender Offer Statement with the SEC, announcing the commencement of an unsolicited tender offer to acquire up to 3,000,000 shares of Asta common stock at price of $9.00 per share (“the Mangrove Offer”). The Mangrove Offer was sent to the holders of common stock of the Issuer. If the Offer is fully subscribed, the Mangrove Offer would represent approximately 25.0% of the issued and outstanding Shares and would result in Mangrove owning an aggregate of approximately 5,102,427 Shares, which would represent approximately 42.5% of issued and outstanding Shares, based on the 12,011,476 Shares, issued and outstanding as of March 31, 2016.

On March 31, 2016, the Company announced that its Board of Directors, after careful consideration and in consultation with a special committee of the Board and its financial and legal advisors, had unanimously determined to recommend that shareholders reject the Mangrove Offer. Furthermore, the Company announced its intention to commence an issuer tender offer for 3,000,000 shares of the Company’s common stock pursuant to a “Dutch Auction” format at a price range of $9.50 to $10.25 per share.

On April 11, 2016, the Company commenced a Tender Offer to purchase up to 3,000,000 shares of its common stock, which was met by a counter offer by Mangrove on April 15, 2016 (see Note 21–Subsequent Events).

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 2)	$19,894,000	$19,894,000	$24,315,000	$24,315,000
Available-for-sale investments (Level 1)	55,589,000	55,589,000	59,727,000	59,727,000
Consumer receivables acquired for liquidation (Level 3)	16,784,000	39,218,000	15,608,000	31,339,000
Structured settlements (Level 3)	75,190,000	75,190,000	64,635,000	64,635,000
Other investments, net (1)	3,417,000	3,417,000	4,239,000	4,239,000
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	13,993,000	13,993,000	4,623,000	4,623,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	45,415,000	45,415,000	46,988,000	46,988,000

(1)	The Company has elected to early adopt ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $3.2 million of unrealized gains recognized in the six month period ended March 31, 2016, approximately $4.0 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.8 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

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

Other debt CBC, notes payable with varying installments – The fair value at March 31, 2016 was based on the discounted forecasted future collections of the structured settlements.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of March 31, 2016, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

A significant unobservable input used in the fair value measurement of structured settlements is the discount rate. Significant increases and decreases in the discount rate used to estimate the fair value of structured settlements could decrease or increase the fair value measurement of the structured settlements. The discount rate could be affected by factors, which include, but are not limited to, creditworthiness of insurance companies, market conditions, specifically competitive factors, credit quality of receivables purchased, the diversity of the payers of the receivables purchased, the weighted average life of receivables, current benchmark rates (i.e. 10 year treasury or swap rate) and the historical portfolio performance of the originator and/or servicer.

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the six month period ended March 31, 2016. The Company had no Level 2 or Level 3 available-for-sale investments during the first six months of fiscal year 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of March 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$75,190,000	Discounted cash flow	Discount rate	5.07%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2016 were as follows:

Balance at September 30, 2015	$64,635,000
Total gains included in earnings	3,164,000
Purchases	8,306,000
Sales	—
Interest accreted	2,474,000
Payments received	(3,389,000)

Total	$75,190,000

The amount of total gains for the six months ended March 31, 2016 included in earnings attributable to the change in unrealized gains (losses) relating to assets held at March 31, 2016	$3,164,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the six months ended March 31, 2016 are reported in the following revenue categories:

Total gains (losses) included in the six months ended March 31, 2016	$3,164,000

Change in unrealized gains (losses) relating to assets still held at March 31, 2016	$3,164,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting

The Company operates through strategic business units that are aggregated into four reportable segments: Consumer receivables, personal injury claims, structured settlements, and GAR Disability Advocates. The four reportable segments consist of the following:

•	Consumer receivables - segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables. Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ® , Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. The business conducts its activities primarily under the name Palisades Collection, LLC.

•	Personal injury claims – Pegasus Funding, LLC , an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements – CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•	GAR Disability Advocates is a non-attorney advocacy group which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting (continued)

The following table shows results by reporting segment for the three and six month period ended March 31, 2016 and 2015.

		Personal		GAR
(Dollars in millions)	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Three Months Ended March 31,
2016:
Revenues	$4.9	$1.8	$2.9	$0.9	$—	$10.5
Other income	—	—	—	—	0.4	0.4
Segment profit (loss)	0.9	0.4	0.7	(2.7)	(2.5)	(3.2)
2015:
Revenues	5.5	1.9	2.8	0.2	—	10.4
Other income	—	—	—	—	0.4	0.4
Segment profit (loss)(1)	3.7	—	0.8	(1.8)	(1.6)	1.1
Six Months Ended March 31,
2016:
Revenues	10.1	4.9	5.9	1.5	—	22.4
Other income	—	—	—	—	0.9	0.9
Segment profit (loss)	4.8	2.3	1.4	(4.5)	(3.8)	0.2
Segment Assets(2)	16.8	36.2	71.6	3.7	110.5	238.8
2015:
Revenues	10.5	4.4	5.0	0.4	—	20.3
Other income	—	—	—	—	1.0	1.0
Segment profit (loss)(1)	7.1	(0.2)	0.9	(3.0)	(3.2)	1.6
Segment Assets(2)	22.2	35.2	48.6	1.9	121.4	229.3

The Company does not have any intersegment revenue transactions and has reallocated expenses between segments.

(1)	Second quarter of fiscal year 2015 was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

(2)	Includes other amounts in other line items on the consolidated balance sheet.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20—Related Party Transactions

Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, provides consulting services which include, but are not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services. The Company paid Piccolo $20,000 and $40,000, respectively, for the three and six months ended March 31, 2016.

On July 1, 2015, Mr. Arthur Stern, former Chairman Emeritus of the Company, retired from the Board of Directors of the Company and became a consultant to the Company at a rate of $150,000 per annum. For the three and six months ended March 31, 2016, Mr. Stern was paid $38,000 and $75,000, respectively.

Note 21—Subsequent Events

On April 11, 2016, the Company commenced a Tender Offer to purchase of up to 3,000,000 shares of its common stock, par value $0.01 per share, pursuant to auction tenders at prices specified by the tendering shareholders of not greater than $10.25 per share nor less than $9.50 per share. The expiration date for the Company’s Tender Offer is May 12, 2016.

On April 15, 2016, MPF InvestCo 4, LLC and Mangrove Master Fund (“Mangrove”) amended its previously announced unsolicited tender offer to acquire up to 3,000,000 shares of Asta’s common stock, increasing the price per share from $9.00 to $9.50, and extending the expiration date to May 9, 2016. In addition, the amendment added certain additional conditions to Mangrove’s obligation to consummate its offer. On April 21, 2016, the Company’s Board of Directors unanimously reaffirmed its recommendation to shareholders that they reject the unsolicited offer, citing the fact that the increased offer is still at the bottom of the range in the Company’s self-tender, as described above. On April 26, 2016, Mangrove announced the termination of its Tender Offer, previously due to expire on May 9, 2016. Mangrove stated that they terminated its offer because it determined that a condition of the offer would not be satisfied. None of the shares of the Company’s common stock were purchased under the Mangrove offer (See Note 17-Stockholders’ Equity).

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

CBC invests in structured settlements and provides liquidity to consumers by purchasing certain deferred payment streams including, but not limited to, structured settlements and annuities. CBC generates business from direct marketing as well as through wholesale purchases from brokers or other third parties. CBC has its principal office in Conshohocken, PA. CBC primarily warehouses the receivables it originates and periodically resells or securitizes those assets on a pooled basis. The structured settlement marketplace is regulated by federal and state law, requiring that each transaction is reviewed and approved by court order.

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

The Company operates principally in the United States in four reportable business segments.

Financial Information About Operating Segments

The Company operates through strategic business units that are aggregated into four reportable segments consisting of the following:

•	Consumer receivables segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off and semi-performing receivables, primarily in the international sector. The charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. These receivables were acquired at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•	Personal injury claims – Pegasus Funding, LLC, an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements. CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•	GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Three of the Company’s business lines accounted for 10% or more of consolidated net revenue for the three and six month periods ended March 31, 2016 and 2015. The following table summarizes total revenues by percentage from the four lines of business for the three and six month periods ended March 31, 2016 and 2015:

	Three Month Periods Ended March 31,		Six Month Periods Ended March 31,
	2016	2015	2016	2015
Finance income (consumer receivables)	46.5%	52.8%	44.9%	52.1%
Personal injury claims	17.5%	18.0%	22.0%	21.5%
Structured settlements	27.8%	27.3%	26.2%	24.6%
GAR Disability Advocates	8.2%	1.9%	6.9%	1.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

The Company has no reportable segment information from international operations.

Information about the results of each of the Company’s reportable segments for the three and six month periods ended March 31, 2016 and 2015, reconciled to the consolidated results, is set forth below:

(Dollars in millions)	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Three Months Ended March 31,
2016:
Revenues	$4.9	$1.8	$2.9	$0.9	$—	$10.5
Other income	—	—	—	—	0.4	0.4
Segment profit (loss)	0.9	0.4	0.7	(2.7)	(2.5)	(3.2)
2015:
Revenues	5.5	1.9	2.8	0.2	—	10.4
Other income	—	—	—	—	0.4	0.4
Segment profit (loss)(1)	3.7	—	0.8	(1.8)	(1.6)	1.1
Six Months Ended March 31,
2016:
Revenues	10.1	4.9	5.9	1.5	—	22.4
Other income	—	—	—	—	0.9	0.9
Segment profit (loss)	4.8	2.3	1.4	(4.5)	(3.8)	0.2
Segment Assets(2)	16.8	36.2	71.6	3.7	110.5	238.8
2015:
Revenues	10.5	4.4	5.0	0.4	—	20.3
Other income	—	—	—	—	1.0	1.0
Segment profit (loss)(1)	7.1	(0.2)	0.9	(3.0)	(3.2)	1.6
Segment Assets(2)	22.2	35.2	48.6	1.9	121.4	229.3

The Company does not have any intersegment revenue transactions and has reallocated expenses between segments.

(1)	Second quarter of fiscal year 2015 was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

(2)	Includes other amounts in other line items on the consolidated balance sheet.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Pegasus’s profits and losses will be distributed at 80% to the Company and 20% to PLF. These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. As of March 31, 2016, the Company’s net investment in personal injury cases was approximately $35.1 million.

On May 18, 2012, BP Case Management, LLC (“Balance Point”) was formed, a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses are distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of March 31, 2016, we have invested $3.1 million in cases managed by this Venture.

In 2012, we provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of Balance Point management. The revolving line of credit is collateralized by Balance Point management’s profits share in the venture and other assets. At March 31, 2016, the balance in the revolving line of credit was approximately $1.4 million.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company agreed to provide financing to CBC of up to $5.0 million, amended to $7.5 million in March 2015. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlement industry.

CBC has a portfolio of structured settlements which is financed by approximately $59.4 million of debt, consisting of a $14.0 million line of credit with an institutional source and $45.4 million in notes issued by CBC to third party investors.

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

The Company accounts for certain of its investments in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

Results of Operations

Six-Months Period Ended March 31, 2016, Compared to the Six-Months Ended March 31, 2015

Finance income. For the six months ended March 31, 2016, finance income decreased $0.4 million or 4.5% to $10.1 million from $10.5 million for the six months ended March 31, 2015. During the six months ended March 31, 2016, the Company purchased $122.5 million of face value portfolios at a cost of $6.2 million. During the first six months of fiscal year 2015, the company purchased $24.4 million in face value of new portfolios at a cost of $1.6 million. Net collections for the six months ended March 31, 2016 decreased 23.9% to $14.8 million from $19.4 million for the same prior year period. During the first six months of fiscal year 2016, gross collections decreased 23.2% or $6.9 million to $22.9 million from $29.8 million for the six months ended March 31, 2015. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.3 million, or 21.9%, to $8.1 million for the current fiscal six month period from $10.4 million for the six months ended March 31, 2015. Commissions and fees amounted to 35.4% of gross collections for the six months period ended March 31, 2016, compared to 34.8% in the same period of the prior year resulting from higher non-commissionable collections in the current year period.

Personal injury claims income. Personal injury claims income increased $0.5 million or 13.2% from $4.4 million in the prior year to $4.9 million in the current year, as investment in personal injury claims in fiscal year 2014 translated into more closed cases in the fiscal year 2016 period than the same prior year period (cases take an average of 18 months to mature).

Structured settlement income of $5.9 million includes $3.2 million of unrealized gains and $2.7 million of interest income in the six months period ended March 31, 2016. Structured settlement income of $5.0 million included $3.0 million of unrealized gains and $2.0 million of interest income in the six months period ended March 31, 2015. This increase in income is the result of increased investments in structured settlements in the current fiscal year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $3.2 million of unrealized gains recognized in the six month period ended March 31, 2016, approximately $4.0 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.8 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability Fee income. Disability fee income increased $1.2 million from $0.3 million in the prior year to $1.5 million in the current year reflecting an increase in closed cases.

Other income. The following table summarizes other income for the six month periods ended March 31, 2016 and 2015:

	March 31,
	2016	2015
Interest and dividend income	$667,000	$747,000
Realized gain	16,000	273,000
Other	210,000	11,000

	$893,000	$1,031,000

General and administrative expenses. During the six-month period ended March 31, 2016, general and administrative expense increased $2.8 million, or 15.2%, to $21.4 million from $18.6 million for the six-months ended March 31, 2015, primarily attributable to settlement cost in the fiscal year 2016 period, $2.0 million, increased personnel costs related to GAR National Disability Advocates, $1.3 million, reserve for loss on other investments, $1.0 million, and increased professional fees, $0.4 million, partially offset by foreign exchange gains, $1.0 million, lower outside services costs, $0.6 million, and lower stock based compensation expense, $0.4 million.

Interest expense. During the six-month period ended March 31, 2016, interest expense increased $0.4 million from $1.1 million in the prior year period to $1.5 million for the same period in the current year. The higher interest in the current year period is resulting from additional CBC debt raised in the prior fiscal year in support of the increased investment in structured settlements.

Segment profit – Consumer Receivables. Segment profit decreased $2.3 million from $7.1 million for the six months ended March 31, 2015, primarily reflecting a class action suit settlement of $2.0 in the current fiscal year.

Segment profit (loss) – Personal Injury Claims. Segment profit was $2.3 million in the current fiscal year period as compared to a $0.2 million net loss before taxes for the six month period ended March 31, 2015. The improved results are attributable to decreased bad debt provision, $1.2 million, a decrease in outside services, $0.6 million, and higher revenues, $0.5 million in the current fiscal year.

Segment profit – Structured Settlements. Segment profit was $1.4 million in the six months ended March 31, 2016 compared to $0.9 million in the six month period ended March 31, 2015, reflecting increased revenues in the current period.

Segment loss – GAR Disability Advocates. Segment loss was $4.5 million in the fiscal year 2016 period as compared to a $3.0 million loss in the same prior year period. GAR Disability Advocates is building the business through increased costs associated with acquiring disability cases in the current fiscal year period compared to the corresponding prior fiscal year period, comprised of increased personnel costs, $1.3 million, increased advertising expense, $0.6 million, and increased other expenses, net, $0.8 million, partially offset by higher revenues in the current period, $1.2 million.

Income tax expense. Income tax benefit, consisting of federal and state income taxes, for six months ended March 31, 2016, was $0.4 million as compared to income tax expense of $0.7 million for the six months ended March 31, 2015 reflecting taxable loss in the current period. The state portion of the income tax provision for the first six months of fiscal years 2016 and 2015 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Net income. For the six months ended March 31, 2016, net income was $0.6 million as compared to $0.8 million for the corresponding prior year period. Higher G&A expenses $2.8 million and, interest expense $0.4 million were essentially offset by increased revenues $2.2 million and a $0.7 million income tax benefit improvement over the prior fiscal year period.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $612,000 is the portion of results attributable to Pegasus and CBC for the first six months of fiscal year 2016 as compared to $101,000 in the six month period ended March 31, 2015.

Net (loss) income attributable to Asta Funding, Inc. Net loss attributable to Asta Funding, Inc. was $25,000 for the six months ended March 31, 2016 as compared to net income of $715,000 for the six month period ended March 31, 2015.

The following table detail non-controlling interest for the six months periods ended March 31, 2016 and 2015:

	For the Six Month Period Ended March 31, 2016			For the Six Month Period Ended March 31, 2015
	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests
Balance, beginning of period	$(1,768,000)	$771,000	$(997,000)	$(783,000)	$70,000	$(713,000)
Purchase of subsidiary shares from non-controlling interest	—	(927,000)	(927,000)	—	—	—
Income from non-controlling interest	456,000	156,000	612,000	(77,000)	178,000	101,000
Distributions to non-controlling interest	(789,000)	—	(789,000)	(466,000)	—	(466,000)

Balance, end of period	$(2,101,000)	$—	$(2,101,000)	$(1,326,000)	$248,000	$(1,078,000)

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

The Three-Months Period Ended March 31, 2016, Compared to the Three-Months Period Ended March 31, 2015

Finance income. For the three months ended March 31, 2016, finance income decreased $0.6 million or 10.6% to $4.9 million from $5.5 million for the three months ended March 31, 2015. During the second quarter ended March 31, 2016, the Company purchased $24.8 million of face value portfolios at a cost of $1.7 million. During the second quarter of fiscal year 2015, the company purchased $24.4 million in face value of new portfolios at a cost of $1.6 million. Net collections for the three months ended March 31, 2016 decreased 29.9% to $7.5 million from $10.7 million for the same prior year period. During the second quarter of fiscal year 2016, gross collections decreased 21.5% or $3.1 million to $11.5 million from $14.6 million for the three months ended March 31, 2015. Commissions and fees associated with gross collections from our third party collection agencies and attorneys increased to $4.0 million for the current fiscal three month period from $3.9 million for the three months ended March 31, 2015. Commissions and fees amounted to 34.7% of gross collections for the three months period ended March 31, 2016, compared to 26.9% in the same period of the prior year resulting from higher commissionable collections in the current year period.

Personal injury claims income. Personal injury claims income was essentially flat.

Structured settlement income of $2.9 million includes $1.6 million of unrealized gains and $1.3 million of interest income in the three months period ended March 31, 2016. Structured settlement income of $2.8 million included $1.8 million of unrealized gains and $1.0 million of interest income in the three months period ended March 31, 2015. This increase in income is the result of increased investments in structured settlements in the current fiscal year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.6 million of unrealized gains recognized in the three month period ended March 31, 2016, approximately $1.7 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.1 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability Fee income. Disability fee income increased $0.7 million from $0.2 million in the prior year to $0.9 million in the current year reflecting an increase in closed cases.

Other income. The following table summarizes other income for the three month periods ended March 31, 2016 and 2015:

	March 31,
	2016	2015
Interest and dividend income	$172,000	$390,000
Other	206,000	6,000

	$378,000	$396,000

General and administrative expenses. During the three-month period ended March 31, 2016, general and administrative expense increased $4.1 million, or 45.8%, to $13.2 million from $9.1 million for the three-months ended March 31, 2015, primarily attributable to a class action suit settlement, $2.0 million, increased personnel costs related to GAR, $1.0 million, reserve for loss on other investments, $1.0 million, and increased Corporate legal and professional fees, $0.7 million, partially offset by foreign exchange gains, $1.0 million.

Interest expense. During the three-month period ended March 31, 2016, interest expense increased $0.2 million from $0.6 million in the prior year period to $0.8 million for the same period in the current year. The higher interest in the current year period is resulting from additional CBC debt required to expand the investment in structured settlements.

Segment profit – Consumer Receivables. Segment profit decreased $2.8 million from $3.7 million for the three months ended March 31, 2015, primarily attributable to a class action suit settlement, $2.0 million.

Segment profit – Personal Injury Claims. Segment profit was $0.4 million in the current fiscal year period as compared to $13,000 for the three month period ended March 31, 2015. The improved results are primarily attributable to decreased outside services, $0.3 million.

Segment profit – Structured Settlements. Segment profit remained consistent at $0.7 million in the three months ended March 31, 2016 compared to $0.8 million in the three month period ended March 31, 2015.

Segment loss – GAR Disability Advocates. The segment loss was $2.7 million in the fiscal year 2016 period as compared to a $1.8 million loss in the same prior year period. GAR Disability Advocates is building the business through increased costs associated with acquiring disability cases in the current fiscal year period compared to the corresponding prior fiscal year period, comprised of increased payroll related costs, $0.9 million, increased advertising expense, $0.3 million, and increased other operating expenses, net, $0.4 million, partially offset by higher revenues in the current period, $0.7 million.

Income tax (benefit) expense. Income tax benefit, consisting of federal and state components, for three months ended March 31, 2016, was $1.4 million as compared to income tax expense of $0.6 million for the three months ended March 31, 2015.

Net (loss) income. For the three months ended March 31, 2016, net loss was $1.7 million as compared to $0.5 million income for the corresponding prior year period.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $83,000 is the portion of results attributable to Pegasus for the three months period ended March 31, 2016 as compared to $150,000 in the three month period ended March 31, 2015.

Net (loss) income attributable to Asta Funding, Inc. Net loss attributable to Asta Funding, Inc. was $1.8 million for the three months ended March 31, 2016 as compared to net income of $0.3 million for the three month period ended March 31, 2015. Increased G&A expenses, $4.1 million were partially offset by lower income taxes $2.0 million.

The following table details non-controlling interest for the three month periods ended March 31, 2016 and 2015:

	For the Three Month Period Ended March 31, 2016			For the Three Month Period Ended March 31, 2015
	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests
Balance, beginning of period	$(1,833,000)	$—	$(1,833,000)	$(1,084,000)	$93,000	$(991,000)
Income from non-controlling interest	83,000	—	83,000	(5,000)	155,000	150,000
Distributions to non-controlling interest	(351,000)	—	(351,000)	(237,000)	—	(237,000)

Balance, end of period	$(2,101,000)	$—	$(2,101,000)	$(1,326,000)	$248,000	$(1,078,000)

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI will be entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. The Company estimated the Income Interest to be between $0 and $1.4 million. However, the Company cannot reasonably determine a potential amount to be incurred because of the continued uncertainty of future collections from the portfolio purchase.

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation was paid in full, Palisades XVI was released from further debt obligations from the RFA.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has no outstanding balances against the facility as of March 31, 2016.

Tender Offer of Company Common Shares

On March 22, 2016, MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. (“Mangrove”), filed a Tender Offer Statement with the SEC, announcing the commencement of an unsolicited tender offer to acquire up to 3,000,000 shares of Asta common stock at price of $9.00 per share (“the Mangrove Offer”). The Mangrove Offer was sent to the holders of common stock of the Issuer. If the Offer is fully subscribed, the Mangrove Offer would represent approximately 25.0% of the issued and outstanding Shares and would result in Mangrove owning an aggregate of approximately 5,102,427 Shares, which would represent approximately 42.5% of issued and outstanding Shares, based on the 12,011,476 Shares, issued and outstanding as of March 31, 2016.

On March 31, 2016, the Company announced that its Board of Directors, after careful consideration and in consultation with a special committee of the Board and its financial and legal advisors, has unanimously determined to recommend that shareholders reject the Mangrove Offer. Furthermore, the Company has announced its intention to commence an issuer tender offer for 3,000,000 shares of Asta common stock pursuant to a “Dutch Auction” format at a price range of $9.50 to $10.25 per share.

On April 15, 2016, Mangrove amended its previously announced unsolicited tender offer to acquire up to 3,000,000 shares of Asta’s common stock, increasing the price per share from $9.00 to $9.50, and extending the expiration date to May 9, 2016. In addition, the amendment added certain additional conditions to Mangrove’s obligation to consummate its offer. On April 21, 2016, The Company’s Board of Directors unanimously reaffirmed its recommendation to shareholders that they reject the unsolicited offer, citing the fact that the increased offer is still at the bottom of the range in the Company’s self-tender, as described above.

On April15, 2016, MPF InvestCo 4, LLC and Mangrove Master Fund (“Mangrove”) amended its previously announced unsolicited tender offer to acquire up to 3,000,000 shares of Asta’s common stock, increasing the price per share from $9.00 to $9.50, and extending the expiration date to May 9, 2016. In addition, the amendment added certain additional conditions to Mangrove’s obligation to consummate its offer. On April 21, 2016, The Company’s Board of Directors unanimously reaffirmed its recommendation to shareholders that they reject the unsolicited offer, citing the fact that the increased offer is still at the bottom of the range in the Company’s self-tender, as described above. On April 26, 2016, Mangrove announced the termination of its Tender Offer, previously due to expire on May 9, 2016. Mangrove terminated its offer because it determined that a condition of the offer would not be satisfied. None of the shares of the Company’s common stock were purchased under the Mangrove offer.

The Company’s Tender offer remains open and is set to expire on May 12, 2016. (See Note 17-Stockholders’ Equity).

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

Divorce Funding

On May 18, 2012, we formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.4 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but has been extended to August 2016. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of March 31, 2016, we had structured settlements valued at $75.2 million and debt valued at $59.4 million, consisting of a $14.0 million line of credit and an aggregate of $45.4 million of non-recourse notes.

Cash Flow

As of March 31, 2016, our cash decreased $4.4 million to $19.9 million from $24.3 million at September 30, 2015.

Net cash used in operating activities was $2.4 million during the six months ended March 31, 2016 compared to $4.5 million used in operating activities during the six months ended March 31, 2015. Net cash used in investing activities was $0.7 million during the six month period ended March 31, 2016 compared to $7.8 million used in during the six months ended March 31, 2015, primarily the result of an increase in the net sale of available for sale securities in the current fiscal year period. Net cash used in financing activities was $1.3 million in the six month period ended March 31, 2016 as compared to cash provided by financing activities of $9.7 million in the six month period ended March 31, 2015. The increased use in financing activities for the purchase of treasury stock in the current year period, partially offset by the decrease in net CBC borrowings in the current fiscal year.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, purchase of stock through our current tender offer, investment in structured settlements, costs involved in the collections of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios. In addition, dividends could be paid if approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility (with the exception of CBC) in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the early stages of the disability advocacy business. Structured settlements are financed through the use of a credit line, warehouse facility, and private placement financing.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. The outcome of any future transaction(s) is subject to market conditions. In addition, due to these opportunities, we continue to seek opportunities with banking organizations and others on a possible financing loan facility

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently reviewing this ASU to determine if it will have an impact on our consolidated financial statements.

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

In January 2016, the FASB issued Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In February 2016, the FASB issued Update No. 2016-02 to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating leases will be subject to the accounting standard update and will recognize as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign exchange rates and changes in corporate tax rates. At March 31, 2016, the debt associated with our acquisition of CBC, had a balance of approximately $59.4 million, consisting of $14.0 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $45.4 million of notes at varying rates, from 5.07% to 8.75%, issued by CBC’s subsidiaries. At March 31, 2016, the LIBOR rate was 0.43725%. Thus, a 25 basis point change in the LIBOR rate would have had no impact on the line of credit interest expense, as the resulting rate (3.68725%) would still have been below the 4.1% floor. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”), we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

b. Changes in Internal Controls over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the six months ended March 31, 2016. These changes have not materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2015, a punitive class action complaint was filed against the Company, and one of its third-party law firm servicers, alleging violation of the federal Fair Debt Collection Practice Act and Racketeer Influenced and Corrupt Organization Act (“RICO”) and state law arising from debt collection activities and default judgments obtained against certain debtors.

The Company filed a motion to strike the class action allegations and compel arbitration or, to the extent the court declines to order arbitration, to dismiss the RICO claims. On or about March 31, 2015, the court denied the Company’s motion. The Company filed an appeal with the United States Court of Appeals for the Second Circuit. A mediation session was held in July 2015, at which the Company agreed to settle the action on an individual basis for a payment of $13,000 to each named plaintiff, for a total payment of $39,000. Payment was made on or about July 24, 2015. The third-party law firm servicer has not yet settled and remains a defendant in the case.

The plaintiffs’ attorneys advised that they are contemplating the filing of another punitive class action complaint against the Company alleging substantially the same claims as those that were asserted in this matter. In anticipation of such an eventuality, the Company agreed to non-binding mediation in order to reach a global settlement with other putative class members, which would avert the possibility of further individual or class actions with respect to the affected accounts. To date, the parties have attended two mediation sessions and are continuing to discuss a global settlement. In connection with such discussions, the current settlement demand from plaintiffs is $4 million and the current counteroffer from the Company and its third-party law firm servicer is $3.875 million (which would be split equally between the Company and the law firm servicer). The Company and law firm servicer have also offered, as part of the current counteroffer, to cease collection activity on the affected accounts.

Accordingly, the Company has set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2016, which has been included in general and administrative expenses in the Company’s consolidated statement of operations.

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. As of the date of this Form 10-Q, we are not involved in any other material litigation in which we are a defendant.

Item 1.01	Entry Into a Material Definitive Agreement

The Company has entered into an employment agreement with Mr. Bruce Foster, the Registrant’s new Chief Financial Officer. See Item 10.1 below.

Item 1A.	Risk factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock.

We had a share repurchase program that authorized us to purchase up to $15.0 million of shares of our common stock, which was initially effective through December 31, 2015. On December 17, 2015, after having repurchased approximately $6.4 million of shares of our common stock, we extended the share repurchase program to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended March 31, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Repurchases from January 1, 2016 through January 31, 2016	48,000	$7.88	48,000	$14,357,000
Repurchases from February 1, 2016 through February 29, 2016	54,600	$7.35	54,000	$13,954,000
Repurchases from March 1, 2016 through March 31, 2016	47,600	$8.40	47,600	$—

(1)	On August 17, 2015, our board of directors authorized the repurchase of up to $15.0 million of shares of our common stock through a non-discretionary stock repurchase plan under Sections 10-b18 and 10(b)5-1 of the Securities and Exchange Act (“the Stock Repurchase Plan”). On December 17, 2015, we extended the Stock Repurchase Plan to March 31, 2016 and allowed for the Plan to revert back to the original $15.0 million repurchase level, as of the extension date. On March 17, 2016, having repurchased approximately $9.9 million of our common stock, the Board of Directors approved further extension of the Plan to December 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions our Stock Repurchase Plan, it terminated immediately and no further purchases were permitted under the Stock Repurchase Plan.

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

Item 6.	Exhibits

(a) Exhibits.

10.1	Employment Agreement with Bruce Foster dated as of March 15, 2016 (1).

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-k filed with the SEC on March 15, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: May 10, 2016	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation