Form 10-Q
period 2016-06-30
ASTA FUNDING INC
filed 2016-08-09
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the registrant had 11,846,724 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousand, except share data)

	(Unaudited)
	June 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$17,111,000	$24,315,000
Available for sale investments	56,744,000	59,727,000
Consumer receivables acquired for liquidation (at net realizable value)	14,540,000	15,608,000
Structured settlements	79,884,000	64,635,000
Investment in personal injury claims	43,684,000	36,668,000
Other investments, net	3,426,000	4,239,000
Due from third party collection agencies and attorneys	1,081,000	1,422,000
Prepaid and income taxes receivable	4,680,000	6,744,000
Furniture and equipment, net	219,000	480,000
Deferred income taxes	12,270,000	12,279,000
Goodwill	2,770,000	2,770,000
Other assets	9,370,000	8,485,000
Total assets	$245,779,000	$237,372,000
LIABILITIES
Other debt – CBC (including non-recourse notes payable of $44.4 million at June 30, 2016 and $47.0 million at September 30, 2015)	$62,667,000	$51,611,000
Other liabilities	6,622,000	4,441,000
Total liabilities	69,289,000	56,052,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,297,508 at June 30, 2016 and 13,061,673 at September 30, 2015; and outstanding 11,837,224 at June 30, 2016 and 12,859,873 at September 30, 2015	133,000	131,000
Additional paid-in capital	66,575,000	65,011,000
Retained earnings	123,782,000	120,611,000
Accumulated other comprehensive loss	(173,000)	(1,685,000)
Treasury stock (at cost) 1,460,284 shares at June 30, 2016 and 201,800 shares at September 30, 2015	(12,925,000)	(1,751,000)
Non-controlling interest	(902,000)	(997,000)
Total stockholders’ equity	176,490,000	181,320,000
Total liabilities and stockholders’ equity	$245,779,000	$237,372,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousand, except share data)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Revenues:
Finance income, net	$4,612,000	$5,156,000	$14,668,000	$15,688,000
Personal injury claims income	9,838,000	1,729,000	14,769,000	6,084,000
Unrealized gain on structured settlements	1,422,000	1,239,000	4,586,000	4,260,000
Interest income on structured settlements	1,765,000	1,356,000	4,473,000	3,314,000
Disability fee income	1,169,000	552,000	2,700,000	911,000
Total revenues	18,806,000	10,032,000	41,196,000	30,257,000
Other income — includes ($32,000) and ($159,000) during the three month periods ended June 30, 2016 and 2015, respectively, and ($63,000) and ($120,000) during the nine month periods ended June 30, 2016 and 2015, respectively, of accumulated other comprehensive income reclassification for unrealized net gains / (losses) on available for sale securities	215,000	185,000	1,108,000	1,216,000
	19,021,000	10,217,000	42,304,000	31,473,000
Expenses:
General and administrative	10,591,000	9,177,000	32,039,000	27,793,000
Interest	832,000	632,000	2,348,000	1,710,000
Impairment of consumer receivables	—	—	124,000	—
	11,423,000	9,809,000	34,511,000	29,503,000
Income before income tax	7,598,000	408,000	7,793,000	1,970,000
Income tax expense — includes tax expense benefit of ($13,000) and ($64,000) during the three month periods ended June 30, 2016 and 2015, respectively and ($24,000) and ($27,000) during the nine month periods ended June 30, 2016 and 2015, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	2,853,000	155,000	2,461,000	901,000
Net income	4,745,000	253,000	5,332,000	1,069,000
Less: net income attributable to non-controlling interests	1,549,000	92,000	2,161,000	193,000
Net income attributable to Asta Funding, Inc.	$3,196,000	$161,000	$3,171,000	$876,000
Net income per share attributable to Asta Funding, Inc.:
Basic	$0.27	$0.01	$0.26	$0.07
Diluted	$0.26	$0.01	$0.26	$0.07
Weighted average number of common shares outstanding:
Basic	11,897,139	13,060,839	12,023,156	13,044,905
Diluted	12,433,424	13,313,406	12,294,073	13,311,776

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

June 30, 2016 and 2015

(Unaudited)

(rounded to the nearest thousand)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Comprehensive income is as follows:
Net income	$4,745,000	$253,000	$5,332,000	$1,069,000
Net unrealized securities (loss)/gain, net of tax (expense)/benefit of ($364,000) and $61,000 during the three month periods ended June 30, 2016 and 2015, respectively, and ($647,000) and $213,000 during the nine month periods ended June 30, 2016 and 2015, respectively.	543,000	(310,000)	1,046,000	(547,000)
Reclassification adjustments for securities sold, net of tax benefit of $13,000 and $36,000 during the three month periods ended June 30, 2016 and 2015, and $24,000 and $27,000 during the nine month periods ended June 30, 2016 and 2015, respectively.	(19,000)	(123,000)	(39,000)	(93,000)
Foreign currency translation, net of tax benefit of $93,000 and $0 during the three month periods ended June 30, 2016 and 2015, respectively, and $650,000 and $0 during the nine month periods ended June 30, 2016 and 2015, respectively.	9,000	—	505,000	—
Other comprehensive income (loss)	533,000	(433,000)	1,512,000	(640,000)
Total comprehensive income (loss)	$5,278,000	$(180,000)	$6,844,000	$429,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousand, except share data)

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000
Exercise of options	107,531	1,000	871,000					872,000
Stock based compensation expense	—	—	567,000	—	—	—	—	567,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	3,171,000	—	—	2,161,000	5,332,000
Unrealized gain on marketable securities, net	—	—	—	—	1,007,000	—	—	1,007,000
Purchase of treasury stock	—	—	—	—	—	(11,174,000)	—	(11,174,000)
Foreign currency translation, net	—	—	—	—	505,000	—	—	505,000
Purchase of subsidiary shares from non-controlling interest	—	—	(873,000)	—	—	—	(927,000)	(1,800,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Distributions to non-controlling interest	—	—	—	—	—	—	(1,139,000)	(1,139,000)
Balance, June 30, 2016	13,297,508	$133,000	$66,575,000	$123,782,000	$(173,000)	$(12,925,000)	$(902,000)	$176,490,000

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, September 30, 2014	12,985,839	$130,000	$63,102,000	$118,595,000	$142,000	$(713,000)	$181,256,000
Exercise of options	60,000	—	469,000	—	—	—	469,000
Stock based compensation expense	—	—	1,136,000	—	—	—	1,136,000
Restricted stock	15,000	—	—	—	—	—	—
Net income	—	—	—	876,000	—	193,000	1,069,000
Unrealized gain on marketable securities, net	—	—	—	—	(640,000)	—	(640,000)
Distributions to non-controlling interest	—	—	—	—	—	(754,000)	(754,000)
Balance, June 30, 2015	13,060,839	$130,000	$64,707,000	$119,471,000	$(498,000)	$(1,274,000)	$182,536,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousand)

	Nine Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$5,332,000	$1,069,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	442,000	459,000
Deferred income taxes	(662,000)	(485,000)
Impairment of consumer receivables acquired for liquidation	124,000	—
Stock based compensation	567,000	1,136,000
Loss on sale of available-for-sale securities	63,000	120,000
Structured settlements – accrued interest	(3,907,000)	(3,055,000)
Structured settlements – gains	(4,586,000)	(4,260,000)
Unrealized gain on other investments	(246,000)	(296,000)
Unrealized foreign exchange loss on other investments	59,000	884,000
Reserve for loss on other investments	1,000,000	—
Operating lease adjustment	21,000	—
Changes in:
Prepaid and income taxes receivable	2,064,000	430,000
Due from third party collection agencies and attorneys	341,000	38,000
Other assets	(964,000)	(1,681,000)
Income taxes payable	—	523,000
Other liabilities	2,686,000	372,000
Net cash provided by (used in) operating activities	2,334,000	(4,746,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(6,470,000)	(2,009,000)
Principal collected on receivables acquired for liquidation	7,414,000	12,567,000
Principal collected on receivables accounts represented by account sales	—	2,000
Purchase of available-for-sale securities	(11,704,000)	(17,564,000)
Proceeds from sale of available-for-sale securities	16,302,000	13,677,000
Purchase of other investments	—	(5,000,000)
Purchase of non-controlling interest	(800,000)	—
Investments in personal injury claims – advances	(27,689,000)	(18,270,000)
Investments in personal injury claims – receipts	20,673,000	13,467,000
Capital expenditures	(123,000)	(138,000)
Investments in structured settlements – advances	(12,264,000)	(10,782,000)
Investments in structured settlements – receipts	5,508,000	3,609,000
Net cash used in investing activities	(9,153,000)	(10,441,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	872,000	469,000
Purchase of treasury stock	(11,174,000)	—
Distribution to non-controlling interest	(1,139,000)	(754,000)
Borrowings of other debt – CBC	14,431,000	33,923,000
Repayment of other debt – CBC	(3,375,000)	(19,514,000)
Net cash (used in) provided by financing activities	(385,000)	14,124,000
Net decrease in cash and cash equivalents	(7,204,000)	(1,063,000)
Cash and cash equivalents at beginning of period	24,315,000	28,710,000
Cash and cash equivalents at end of period	$17,111,000	$27,647,000
Supplemental disclosure of cash flow information :
Cash paid for: Interest	$2,353,000	1,736,000
Supplemental disclosure of non-cash flow investing activities :
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$1,000,000	$—

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

Consumer receivables

The Company started out in the consumer receivables business in 1994. Recently, our effort has been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. We define consumer receivables as primary charged-off, semi-performing and distressed depending on their collectability. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

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

Basis of Presentation

The consolidated balance sheet as of June 30, 2016, the consolidated statements of operations for the three and nine month periods ended June 30, 2016 and 2015, the consolidated statements of comprehensive income (loss) for the three and nine month periods ended June 30, 2016 and 2015, the consolidated statements of stockholders’ equity as of and for the nine months ended June 30, 2016 and 2015, and the consolidated statements of cash flows for the nine month periods ended June 30, 2016 and 2015, are unaudited. The September 30, 2015 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2016, the results of operations for the three and nine month periods ended June 30, 2016 and 2015 and cash flows for the nine month periods ended June 30, 2016 and 2015 have been made. The results of operations for the three and nine month periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchased in March 2007 (the “Portfolio Purchase”), which, as of June 30, 2016, had a value of $5.4 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (continued)

Basis of Presentation (continued)

Blue Bell Receivables I, LLC (“BBR I”), Blue Bell Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”), Blue Bell Receivables IV, LLC (“BBR IV”) and Blue Bell Receivables V, LLC (“BBR V”), collectively the “Blue Bell Entities”, are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $79.9 million and the non-recourse notes payable of $44.4 million as of June 30, 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the Securities and Exchange Commission.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 4 banks at June 30, 2016 that exceeded the balance insured by the FDIC by approximately $13.0 million. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2019. Upon adoption, the Company will accelerate the recording of its credit losses in its financial statements.

Note 2—Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at June 30, 2016 and September 30, 2015, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016	$55,408,000	$1,341,000	$(5,000)	$56,744,000
September 30, 2015	$60,069,000	$98,000	$(440,000)	$59,727,000

The available-for-sale investments do not have any contractual maturities. The Company sold three investments during the nine months ended June 30, 2016, with a realized loss of $63,000. The Company received $47,000 in capital gains distributions during the nine months ended June 30, 2016. For the nine months ended June 30, 2015, the Company sold four investments with a realized loss of $120,000 and also received $234,000 in capital gains distributions during that period. The Company recorded an aggregate realized loss of $16,000 and gain of $114,000 related to its available-for-sale securities for the nine months ended June 30, 2016 and 2015, respectively. The Company sold one investment for the three months ended June 30, 2016 with a realized loss of $32,000. For the three months ended June 30, 2015, the Company sold one investment with a realized loss of $159,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Available-for-Sale Investments (continued)

At June 30, 2016, there were six investments, one of which was in an unrealized loss position that had existed for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income within stockholders’ equity. Realized gains (losses) on available-for-sale securities are included in other income and, when applicable, are reported as a reclassification adjustment in other comprehensive income.

Note 4—Consumer Receivables Acquired for Liquidation

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans of individuals primarily throughout the United States.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended June 30,
	2016	2015
Balance, beginning of period	$16,784,000	$22,178,000
Acquisitions of receivable portfolios	329,000	388,000
Net cash collections from collection of consumer receivables acquired for liquidation	(7,095,000)	(8,762,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(83,000)	(76,000)
Effect of foreign currency translation	(7,000)	—
Finance income recognized	4,612,000	5,156,000
Balance, end of period	$14,540,000	$18,884,000
Finance income as a percentage of collections	64.3%	58.3%

	For the Nine Months Ended June 30,
	2016	2015
Balance, beginning of period	$15,608,000	$29,444,000
Acquisitions of receivable portfolios	6,470,000	2,009,000
Net cash collections from collection of consumer receivables acquired for liquidation	(21,869,000)	(28,178,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(83,000)	(79,000)
Impairment	(124,000)	—
Effect of foreign currency translation	(130,000)	—
Finance income recognized	14,668,000	15,688,000
Balance, end of period	$14,540,000	$18,884,000
Finance income as a percentage of collections	66.8%	55.5%

During the three and nine month periods ended June 30, 2016, the Company purchased $2.2 million and $123.2 million, respectively, of face value portfolios at a cost of $0.3 million and $6.5 million, respectively. During the three and nine month periods ended June 30, 2015, the Company purchased $3.6 million and $28.0 million, respectively, of face value portfolios, at a cost of $0.4 million and $2.0 million, respectively.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs, for the three and nine month periods ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Gross collections (1)	$11,097,000	$13,917,000	33,965,000	43,697,000
Commissions and fees (2)	3,919,000	5,079,000	12,013,000	15,440,000
Net collections	$7,178,000	$8,838,000	$21,952,000	$28,257,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for additional one-year terms (see Note 11 – Commitments and Contingencies).

Net income attributable to Asta Funding, Inc., as reported, for the nine month period ended June 30, 2016 was $3,171,000. Had the Company owned 100% of CBC for the entire reporting period, net income attributable to Asta Funding, Inc. would have been $3,327,000. Net income attributable to Asta Funding Inc., as reported, for the nine month period ended June 30, 2015 was $876,000. Had the Company owned 100% of CBC for the entire period, net income attributable to Asta Funding, Inc. would have been $1,162,000. Net income attributable to Asta Funding Inc., as reported, for the three month period ended June 30, 2015 was $161,000. Had the Company owned 100% of CBC for the entire period, net income attributable to Asta Funding, Inc., would have been $269,000.

Note 6—Structured Settlements (At Fair Value)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $4.6 million of unrealized gains recognized in the nine month period ended June 30, 2016, approximately $5.8 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.2 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

The Company elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at June 30, 2016 and revenue for the three and nine month periods ended June 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements (At Fair Value) (continued)

Structured settlements consist of the following as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Maturity (1) (2)	$124,279,000	$99,135,000
Unearned income	(44,395,000)	(34,500,000)
Net collections	$79,884,000	$64,635,000

(1)	The maturity value represents the aggregate unpaid principal balance at June 30, 2016 and September 30, 2015.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at June 30, 2016 and September 30, 2015.

Encumbrances on structured settlements as of June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$1,918,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,369,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	4,128,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	19,173,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	14,773,000	15,361,000
$25,000,000 revolving line of credit (3)	18,306,000	4,623,000
Encumbered structured settlements	62,667,000	51,611,000
Structured settlements not encumbered	17,217,000	13,024,000
Total structured settlements	$79,884,000	$64,635,000

(3)	See Note 10 – Other Debt – CBC

At June 30, 2016, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2016 (3 months)	$2,273,000
September 30, 2017	9,237,000
September 30, 2018	7,589,000
September 30, 2019	7,670,000
September 30, 2020	7,038,000
Thereafter	90,472,000
Total	$124,279,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Litigation Funding

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company, through Pegasus, earned $14.8 million and $9.8 million in interest and fees during the nine and three month periods ending June 30, 2016, respectively, compared to $6.1 million and $1.7 million, respectively, during the nine and three month periods ending June 30, 2015. The Company had a net invested balance of $43.7 million and $36.7 million on June 30, 2016 and September 30, 2015, respectively. Pegasus records reserves for bad debts, which, at June 30, 2016 and 2015, amounted to $7.0 million and $5.0 million, as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Balance at beginning of period	$6,175,000	$4,446,000	$5,459,000	$2,474,000
Provisions for losses	1,087,000	690,000	2,223,000	3,011,000
Write offs	(268,000)	(121,000)	(688,000)	(470,000)
Balance at end of period	$6,994,000	$5,015,000	$6,994,000	$5,015,000

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). A BPCM agreement provides non-recourse funding to a spouse in a matrimonial action. Through a revised agreement, the Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the line from $1.0 million to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The loan balance at June 30, 2016, was approximately $1.4 million. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. As of June 30, 2016, the Company’s investment in cases through BPCM was approximately $3.1 million. There was no income recognized for the nine months ended June 30, 2016 and 2015.

Note 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	June 30, 2016	September 30, 2015
Furniture	$417,000	$414,000
Equipment	202,000	3,622,000
Software	1,330,000	1,210,000
Leasehold improvements	—	99,000
	1,949,000	5,345,000
Less accumulated depreciation	1,730,000	4,865,000
Balance, end of period	$219,000	$480,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Non Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 (the “RFA”) from Bank of Montreal (“BMO”), in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments and the Settlement Agreement discussed below.

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (the “Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. BMO also agreed that if and when BMO receives the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by Asta Funding, Inc., less certain credits for payments made prior to the consummation of the Settlement Agreement (the “Remaining Amount”), Palisades XVI and its affiliates would be automatically released from liability in connection with the RFA (subject to customary exceptions). A condition to the release was Palisade XVI’s agreement to grant BMO, as of the time of the payment of the Remaining Amount, the right to receive 30% of net collections from the Portfolio Purchase once Palisades XVI has received from future net collections, the sum of $15 million plus voluntary prepayments included in the payment of the Remaining Amount (the “Income Interest”). On June 3, 2014, Palisades XVI paid the Remaining Amount. The final principal payment of $2,901,199 included a voluntary prepayment of $1,866,036 provided from funds of the Company. Accordingly, Palisades XVI will be entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest.

During the month of June 2016, the Company received the balance of the $16.9 million. As of June 30, 2016, the Company recorded a liability to BMO of approximately $109,000, which represents 30% of the net collections after $16.9 million collections were received. The funds were subsequently remitted to BMO on July 11, 2016. The liability to BMO is only recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has not borrowed against the facility and no amounts were outstanding as of June 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Other Debt—CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On July 8, 2016, CBC completed its sixth private placement, backed by structured settlements and fixed annuity payments. (see Note 21 – Subsequent Events).

As of June 30, 2016, the remaining debt amounted to $62.7 million, which consisted of $18.3 million drawdown from a line of credit from an institutional source and $44.4 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the CBC debt at June 30, 2016 and September 30, 2015:

	Interest Rate	June 30, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,918,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,369,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	4,128,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	19,173,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	14,773,000	15,361,000
Subtotal notes payable		44,361,000	46,988,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	18,306,000	4,623,000
Total debt – CBC		$62,667,000	$51,611,000

Note 11—Commitments and Contingencies

Employment Agreements

On March 10, 2016, the Company entered into an employment agreement with an executive of the Company. Under this Agreement, he will receive a base salary of $275,000, subject to annual increases, and will be eligible to receive cash and non-cash bonuses. The Agreement has an 18 month non-compete and non-solicitation provision and has a one (1) year term, and the term will be automatically extended by one year on each anniversary date of the Agreement.

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for additional one-year terms. The new agreements provide each of the two CBC principals with a base salary of $250,000. Other terms remain unchanged from the original agreements, including:

●	Sixty day notification required by either party to terminate the employment agreement; and

●	Standard non-compete clause during the term of the employment agreement and for two years thereafter (see Note 5—Acquisition of CBC).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, the Company set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2016, which was included in general and administrative expenses in the Company’s statement of operations. The Company reassessed the situation as of June 30, 2016 and deemed that no change was necessary at that time.

In the ordinary course of the Company’s business, it is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these ordinary course matters are material to its business and financial condition. As of the date of this Form 10-Q, the Company is not involved in any other material litigation in which it is a defendant.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the nine months ended June 30, 2016, the Company recorded an impairment loss on this investment of $1.0 million, which is included in general and administrative expenses in the consolidated statements of operations. The carrying value of this investment amounted to $3,426,000 at June 30, 2016.

Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Income Taxes

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns.

Deferred federal and state taxes principally arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses; and (iii) stock based compensation expense for stock option grants and restricted stock awards recorded in the statement of operations for which no cash distribution has been made. Other components consist of state net operating loss (“NOL”) carryforwards, which expire in September 2029. The New Jersey NOL carryforward balance as of June 30, 2016 was approximately $90.5 million. The provision for income tax expense for the three month periods ended June 30, 2016 and 2015 was $2,853,000 and $155,000, respectively. The provision for income tax expense for the nine month periods ended June 30, 2016 and 2015 was $2,461,000 and $901,000, respectively.

The corporate federal income tax returns of the Company for 2014 and 2015 are subject to examination by the Internal Revenue Service (“IRS”) generally for three years after they are filed. The state income tax returns and other state filings of the Company are subject to examination by the state taxing authorities, for various periods, generally up to four years after they are filed.

Interest and penalties arising from uncertain tax positions are presented as a component of income taxes. $624,000 of interest was recognized in the Company’s consolidated financial statements for 2015. On July 16, 2015, the Company made a payment to the IRS of approximately $13 million in anticipation of the conclusion of an examination by the IRS and in accordance with the notice of proposed adjustment, for the fiscal years September 30, 2009 through September 30, 2013. The adjustment is the result of a change in the accounting method for income tax purposes. Apart from the change in accounting method for income tax purposes, there were no disallowances or adjustments to other items of income, deductions, and credits to the tax returns under examination. The payment does not include approximately $624,000 of interest related to the tax year of the IRS adjustment, September 30, 2013, which has been accrued as of July 15, 2015, and was classified in the income tax line of the statements of operations. The Company has amended its federal tax return for the fiscal year ended September 30, 2014, to reflect the new accounting method for tax purposes. There is no state and local tax liability as a result of the federal tax examination; however the New Jersey state NOL was adjusted to reflect the current year and revised previous year’s results. On December 1, 2015, the Company received notification that the Congressional Joint Committee on Taxation completed its consideration on the income tax returns and took no exception to the conclusions reached by the IRS.

The Company does not have any uncertain tax positions.

As a result of the IRS examination, the Company has amended its state tax returns for the same periods.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 The following table presents the computation of basic and diluted per share data for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$3,196,000	11,897,139	$0.27	$161,000	13,060,839	$0.01
Effect of Dilutive Stock		536,285	(0.01)		252,567	—
Diluted	$3,196,000	12,433,424	$0.26	$161,000	13,313,406	$0.01

The following table presents the computation of basic and diluted per share data for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$3,171,000	12,023,156	$0.26	$876,000	13,044,905	$0.07
Effect of Dilutive Stock		270,917	—		266,871	—
Diluted	$3,171,000	12,294,073	$0.26	$876,000	13,311,776	$0.07

For the three months ended June 30, 2016, 56,007 options at a weighted average exercise price of $12.55 were not included in the diluted earnings per share calculation as they were antidilutive.

For the nine months ended June 30, 2016, 186,082 options at a weighted average exercise price of $10.88 were not included in the diluted earnings per share calculation as they were antidilutive.

For the three months ended June 30, 2015, 442,500 options at a weighted average exercise price of $9.51 were not included in the diluted earnings per share calculation as they were antidilutive.

For the nine months ended June 30, 2015, 413,387 options at a weighted average exercise price of $9.59 were not included in the diluted earnings per share calculation as they were antidilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 16, 2015, the Compensation Committee granted 67,100 stock options to non-officer employees of the Company, of which 9,100 options vested immediately and the remaining 58,000 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.24%
Expected term (years)	6.25
Expected volatility	23.4%
Dividend yield	0.00%

On December 16, 2015, the Compensation Committee granted 5,000 restricted shares to a non-officer employee of the Company. These shares vested fully. On December 31, 2015, the Company issued an aggregate of 123,304 shares to the two former CBC principals (see Note 5 – Acquisition of CBC). These shares are subject to a one year lock up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period (see Note 5 – Acquisition of CBC).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors of the Company (“Board of Directors”) adopted the Company’s 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaced the Equity Compensation Plan (as defined below).

The 2012 Plan provides the Company with flexibility with respect to equity awards by providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights, in addition to the granting of stock options.

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 484,200 shares, an award of 245,625 shares of restricted stock, and has cancelled 53,200 options, leaving 1,323,375 shares available as of June 30, 2016. As of June 30, 2016, approximately 112 of the Company’s employees were able to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the Board of Directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan (as defined below).

In addition to permitting the grant of stock options as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allowed the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Nine Months Ended June 30,
	2016		2015
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,043,566	$8.47	1,403,259	$10.78
Options granted	67,100	7.93	45,400	8.37
Options exercised	(107,531)	8.11	(60,000)	7.83
Options forfeited/cancelled	(8,300)	8.14	(344,259)	17.99
Outstanding options at the end of period	994,835	$8.47	1,044,400	$8.47
Exercisable options at the end of period	874,826	$8.51	861,725	$8.41

	Three Months Ended June 30,
	2016		2015
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	1,094,867	$8.45	1,044,400	$8.47
Options granted	—	—	—	—
Options exercised	(100,032)	8.24	—	—
Options forfeited/cancelled	—	—	—	—
Outstanding options at the end of period	994,835	$8.47	1,044,400	$8.47
Exercisable options at the end of period	874,826	$8.51	861,725	$8.41

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of June 30, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	3,900	2.8	$2.95	3,900	$2.95
$5.7501	-	$8.6250	827,934	5.7	7.97	707,925	7.93
$8.6251	-	$11.5000	148,001	6.6	9.39	148,001	9.39
$11.5000	-	$28.7500	15,000	0.5	28.75	15,000	28.75
			994,835	5.7	$8.47	874,826	$8.51

The Company recognized $453,000 and $126,000 of compensation expense related to the stock option grants during the nine and three month periods ended June 30, 2016, respectively. The Company recognized $858,000 and $202,000 of compensation expense related to the stock option grants during the nine and three month periods ended June 30, 2015, respectively. As of June 30, 2016, there was $269,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.1 years.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The intrinsic value of the outstanding and exercisable options as of June 30, 2016 was approximately $2,359,000 and $2,075,000, respectively. The weighted average remaining contractual life of exercisable options is 5.4 years. The intrinsic and fair value of the stock options exercised during the nine month periods ended June 30, 2016 was approximately $241,000 and $1,137,000, respectively. The intrinsic and fair value of the stock options exercised during the three month periods ended June 30, 2016 was approximately $221,000 and $1,057,000, respectively. The intrinsic and fair value of options exercised during the nine month period ended June 30, 2015 was approximately $76,000 and $525,000, respectively. There were no options exercised in the three month period ended June 30, 2015. The fair value of the stock options that vested during the nine and three month periods ended June 30, 2016 was approximately $1,368,000 and $120,000, respectively. The fair value of the stock options that vested during the nine and three month periods ended June 30, 2015 was approximately $3,145,000 and $95,000, respectively. The fair value of the options granted during the nine and three month periods ended June 30, 2016 was approximately $709,000 and $0, respectively. The fair value of the options granted during the nine and three month periods ended June 30, 2015 was approximately $405,000 and $0, respectively.

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	44,107	$9.28	68,214	$9.57
Awards granted	128,304	7.89	15,000	8.30
Vested	(39,107)	9.57	(34,107)	9.57
Forfeited	—	—	—	—
Unvested at the end of period	133,304	$7.92	49,107	$9.18

	Three Months Ended June 30,
	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	138,304	$7.92	49,107	$9.18
Awards granted	—	—	—	—
Vested	(5,000)	—	—	—
Forfeited	—	—	—
Unvested at the end of period	133,304	$7.92	49,107	$9.18

The Company recognized $114,000 and $13,000 of compensation expense related to the restricted stock awards during the nine and three month periods ended June 30, 2016, respectively. The Company recognized $278,000 and $93,000 of compensation expense related to the restricted stock awards during the nine and three month periods ended June 30, 2015, respectively. As of June 30, 2016, there was $81,000 of unrecognized compensation cost related to restricted stock awards. The weighted average remaining period over which such costs are recognized is 1.7 years. An aggregate of 5,000 shares of restricted stock was granted during the first nine months of fiscal year 2016, all of which were granted to a non-officer employee. The fair value of the restricted rewards granted during both the nine and three month periods ended June 30, 2015 was $125,000. The fair value of the awards vested during the nine month periods ended June 30, 2016 and 2015 was $326,000 in both periods.

The Company recognized an aggregate total of $567,000 and $139,000 in compensation expense for the nine and three month periods ended June 30, 2016, respectively, for the stock options and restricted stock grants. The Company recognized an aggregate total of $1,136,000 and $295,000 in compensation expense for the nine and three month periods ended June 30, 2015, respectively, for the stock options and restricted stock grants. As of June 30, 2016, there was a total of $350,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stockholders’ Equity

Dividends are declared at the discretion of the Board of Directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of June 30, 2016, there were no such restrictions. No dividends were declared during the nine and three month periods ended June 30, 2016 and 2015.

On August 11, 2015, the Board of Directors approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (“the Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Plan to December 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through June 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan. No shares were repurchased during the first nine months of fiscal year 2015.

On March 22, 2016, MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. (“Mangrove”), filed a Tender Offer Statement with the SEC, announcing the commencement of an unsolicited tender offer to acquire up to 3,000,000 shares of Asta common stock at price of $9.00 per share (the “Mangrove Offer”). The Mangrove Offer was sent to the holders of common stock of the Company. If the Offer were fully subscribed, the Mangrove Offer would represent approximately 25.0% of the issued and outstanding shares and would result in Mangrove owning an aggregate of approximately 5,102,427 shares, which would represent approximately 43.1% of outstanding shares, based on the 12,011,476 shares outstanding as of March 31, 2016.

On March 31, 2016, the Company announced that its Board of Directors, after careful consideration and in consultation with a special committee of the Board of Directors and its financial and legal advisors, had unanimously determined to recommend that shareholders reject the Mangrove Offer. Furthermore, the Company announced its intention to commence an issuer tender offer for 3,000,000 shares of the Company’s common stock pursuant to a “Dutch Auction” format at a price range of $9.50 to $10.25 per share.

 On April 11, 2016, the Company commenced a Tender Offer to purchase of up to 3,000,000 shares of its common stock, pursuant to auction tenders at prices specified by the tendering shareholders of not greater than $10.25 per share nor less than $9.50 per share. The expiration date for the Company’s Tender Offer was May 12, 2016. On May 12, 2016, the Company repurchased 274,284 shares at a price of $10.25 per share, for an aggregate cost of $2,811,411.

On April 15, 2016, MPF InvestCo 4, LLC and Mangrove amended its previously announced unsolicited tender offer to acquire up to 3,000,000 shares of Asta’s common stock, increasing the price per share from $9.00 to $9.50, and extending the expiration date to May 9, 2016. In addition, the amendment added certain additional conditions to Mangrove’s obligation to consummate its offer. On April 21, 2016, the Board of Directors unanimously reaffirmed its recommendation to shareholders that they reject the unsolicited offer, citing the fact that the increased offer was still at the bottom of the range in the Company’s self-tender, as described above. On April 26, 2016, Mangrove announced the termination of its Tender Offer, previously due to expire on May 9, 2016. Mangrove stated that it terminated its offer because it determined that a condition of the offer would not be satisfied. None of the shares of the Company’s common stock were purchased under the Mangrove offer.

On May 25, 2016, the Company entered into a Mutual Confidentiality Agreement (the “Agreement”) with Mangrove, pursuant to which Mangrove and the Company agreed to (1) provide certain Confidential Information (as defined below) to the other party to the Agreement and the other party’s representatives, (2) the confidentiality of the Confidential Information, and (3) certain restrictions on the activities of the parties to the Agreement.

As of June 30, 2016, Mangrove due to their ownership in the Company's common stock, which was acquired in a series of OTC transactions, was deemed to be a related party.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stockholders’ Equity

Pursuant to the Agreement, the Company has agreed to make available to Mangrove and its representatives certain confidential information relating to the Company or its subsidiaries, and Mangrove has agreed to make available to the Company and its representatives certain confidential information relating to Mangrove and its affiliates (collectively, the “Confidential Information”). The Company and Mangrove have agreed not to disclose the Confidential Information, and to cause each of their representatives, respectively, not to disclose the Confidential Information, except as required by law. Pursuant to the Agreement, the Company will provide information requested by Mangrove to one or more of Mangrove’s representatives and such representatives will prepare summaries of such information (the “Summaries”). If the Company approves the Summaries, the approved Summaries will be provided to Mangrove. The Company has agreed to release the approved Summaries publicly on or prior to the end of the Extended Period (as defined in the Agreement), to the extent that the information contained in the Summaries has not already been disclosed.

Further, under the terms of the Agreement, Mangrove and the Company have agreed to certain restrictions during the Discussion Period and the Extended Period, including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the Securities and Exchange Commission of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the Securities and Exchange Commission (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 2)	$17,111,000	$17,111,000	$24,315,000	$24,315,000
Available-for-sale investments (Level 1)	56,744,000	56,744,000	59,727,000	59,727,000
Consumer receivables acquired for liquidation (Level 3)	14,540,000	44,752,000	15,608,000	31,339,000
Structured settlements (Level 3)	79,884,000	79,884,000	64,635,000	64,635,000
Other investments, net (1)	3,426,000	3,426,000	4,239,000	4,239,000
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	18,306,000	18,306,000	4,623,000	4,623,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	44,361,000	44,361,000	46,988,000	46,988,000

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $4.6 million of unrealized gains recognized in the nine month period ended June 30, 2016, approximately $5.8 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.2 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other debt CBC, notes payable with varying installments – The fair value at June 30, 2016 was based on the discounted forecasted future collections of the structured settlements.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of June 30, 2016, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the nine month period ended June 30, 2016. The Company had no Level 2 or Level 3 available-for-sale investments during the first nine months of fiscal year 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of June 30, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$79,884,000	Discounted cash flow	Discount rate	5.07%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2016 were as follows:

Balance at September 30, 2015	$64,635,000
Total gains included in earnings	4,586,000
Purchases	12,264,000
Sales	—
Interest accreted	3.907,000
Payments received	(5,508,000)
Total	$79,884,000
The amount of total gains for the nine months ended June 30, 2016 included in earnings attributable to the change in unrealized gains (losses) relating to assets held at June 30, 2016	$4,586,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the nine months ended June 30, 2016 are reported in the following revenue categories:

Total gains (losses) included in the nine months ended June 30, 2016	$4,586,000
Change in unrealized gains (losses) relating to assets still held at June 30, 2016	$4,586,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting

The following table shows results by reporting segment for the three and nine month period ended June 30, 2016 and 2015.

(Dollars in millions)	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Three Months Ended June 30,
2016:
Revenues	$4.6	$9.8	$3.2	$1.2	$—	$18.8
Other income	—	—	—	—	0.2	0.2
Segment profit (loss)	5.8	7.7	1.0	(1.8)	(5.1)	7.6
2015:
Revenues	5.2	1.7	2.6	0.5	—	10.0
Other income	—	—	—	—	0.2	0.2
Segment profit (loss)(1)	3.2	(0.3)	0.5	(1.4)	(1.6)	0.4
Nine Months Ended June 30,
2016:
Revenues	14.7	14.8	9.0	2.7	—	41.2
Other income	—	—	—	—	1.1	1.1
Segment profit (loss)	10.6	10.0	2.4	(6.3)	(8.9)	7.8
Segment Assets(2)	19.4	45.3	76.4	1.6	103.1	245.8
2015:
Revenues	15.7	6.1	7.6	0.9	—	30.3
Other income	—	—	—	—	1.2	1.2
Segment profit (loss)(1)	10.2	(0.5)	1.4	(4.0)	(5.1)	2.0
Segment Assets(2)	19.9	38.2	54.8	2.5	118.3	233.7

The Company does not have any intersegment revenue transactions and has reallocated expenses between segments.

(1)	Third quarter of fiscal year 2015 was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

(2)	Includes other amounts in other line items on the consolidated balance sheet.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20—Related Party Transactions

Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, provides consulting services which include, but are not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services. The Company paid Piccolo $20,000 and $60,000, respectively, for the three and nine months ended June 30, 2016. The Company made no payments to Piccolo during the three and nine months ended June 30, 2015.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, receives a fee from Pegasus which is calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expires December 28, 2016, and, thereafter, by PLF and its affiliates. For both the three and nine months ended June 30, 2016 and 2015, Pegasus paid ALP $33,000 and $100,000, respectively, which includes fees and interest paid during the periods. As of June 30, 2016, the Company owed Piccolo $224,000, which has been recorded in other liabilities on the Company’s consolidated balance sheet.

On July 1, 2015, Mr. Arthur Stern, former Chairman Emeritus of the Company, retired from the Board of Directors and became a consultant to the Company. As of April 30, 2016, the consulting agreement with Mr. Stern was terminated. For the three and nine months ended June 30, 2016, Mr. Stern was paid $13,000 and $88,000, respectively.

Note 21—Subsequent Events

On July 8, 2016, CBC completed its sixth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR VI, LLC, approximately $14.8 million of fixed asset-backed notes, with a yield of 4.85% and a maturity date of January 15, 2057. The original loan balance at the time of closing was approximately $13.7 million (see Note 10 – Other Debt – CBC).

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements, through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates, through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, servicing and managing for its own account, distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1994 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our more recent efforts in this area have been in the international arena, as we have discontinued our active purchasing of consumer receivables in the United States. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

The Company owns 80% of Pegasus, which invests in funding personal injury claims. Pegasus provides funding for individuals in need of short term funds pending insurance settlements of their personal injury claims. The funds are recouped when the underlying insurance settlements are paid. The long periods of time taken by insurance companies to settle and pay such claims resulting from lengthy litigation and the court process is fueling the demand for such funding.

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

GAR Disability Advocates is a social security disability advocacy firm. GAR Disability Advocates assists claimants in obtaining long term disability and supplemental security benefits from the Social Security Administration.

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

•

Personal injury claims – Pegasus, an 80% owned subsidiary, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements – CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•

GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Three of the Company’s business segments accounted for 10% or more of consolidated net revenue for the three and nine month periods ended June 30, 2016 and 2015. The following table summarizes total revenues by percentage from the four lines of business for the three and nine month periods ended June 30, 2016 and 2015:

	Three Month Periods Ended June 30,		Nine Month Periods Ended June 30,
	2016	2015	2016	2015
Finance income (consumer receivables)	24.5%	51.4%	35.6%	51.9%
Personal injury claims	52.3%	17.2%	35.8%	20.1%
Structured settlements	17.0%	25.9%	22.0%	25.0%
GAR Disability Advocates	6.2%	5.5%	6.6%	3.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

The Company has no reportable segment information from international operations.

Financial Information About Operating Segments (continued)

Information about the results of each of the Company’s reportable segments for the three and nine month periods ended June 30, 2016 and 2015, reconciled to the consolidated results, is set forth below:

(Dollars in millions)	Consumer Receivables	Personal Injury Claims	Structured Settlements	GAR Disability Advocates	Corporate	Total Company
Three Months Ended June 30,
2016:
Revenues	$4.6	$9.8	$3.2	$1.2	$—	$18.8
Other income	—	—	—	—	0.2	0.2
Segment profit (loss)	5.8	7.7	1.0	(1.8)	(5.1)	7.6
2015:
Revenues	5.2	1.7	2.6	0.5	—	10.0
Other income	—	—	—	—	0.2	0.2
Segment profit (loss)(1)	3.2	(0.3)	0.5	(1.4)	(1.6)	0.4
Nine Months Ended June 30,
2016:
Revenues	14.7	14.8	9.0	2.7	—	41.2
Other income	—	—	—	—	1.1	1.1
Segment profit (loss)	10.6	10.0	2.4	(6.3)	(8.9)	7.8
Segment Assets(2)	19.4	45.3	76.4	1.6	103.1	245.8
2015:
Revenues	15.7	6.1	7.6	0.9	—	30.3
Other income	—	—	—	—	1.2	1.2
Segment profit (loss)(1)	10.2	(0.5)	1.4	(4.0)	(5.1)	2.0
Segment Assets(2)	19.9	38.2	54.8	2.5	118.3	233.7

The Company does not have any intersegment revenue transactions and has reallocated expenses between segments.

(1)	Third quarter of fiscal year 2015 was revised to reflect the proper period of recognizing the unrealized foreign exchange loss on other investments.

(2)	Includes other amounts in other line items on the consolidated balance sheet.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Litigation Funding Business

On December 28, 2011, the Company purchased an 80% interest in Pegasus. Pegasus Legal Funding (“PLF”) holds the other 20% interest. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses are distributed at 80% to the Company and 20% to PLF. These distributions are made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. As of June 30, 2016, the Company’s net investment in personal injury cases was approximately $43.7 million.

On May 18, 2012, BP Case Management, LLC (“Balance Point”) was formed, a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“Balance Point Management”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2.0 million. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. Balance Point’s profits and losses are distributed 60% to us and 40% to Balance Point Management, after the return of our investment on a case by case basis and after a 15% preferred return to us. Our initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At our option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at our sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect our priority to a 15% preferred return. As of June 30, 2016, we have invested $3.1 million in cases managed by the Venture.

In 2012, we provided a $1.0 million revolving line of credit to partially fund Balance Point Management’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of Balance Point management. The revolving line of credit is collateralized by Balance Point management’s profits share in the venture and other assets. At June 30, 2016, the balance in the revolving line of credit was approximately $1.4 million.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC, for approximately $5.9 million. In addition, the Company agreed to provide financing to CBC of up to $5.0 million, amended to $7.5 million in March 2015. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1.8 million, through the issuance of restricted stock valued at $1.0 million and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlement industry.

CBC has a portfolio of structured settlements which is financed by approximately $62.7 million of debt, consisting of an $18.3 million line of credit with an institutional source and $44.4 million in notes issued by CBC to third party investors.

Disability Advocacy Business

GAR Disability Advocates is a social security disability advocacy group, which represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

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

Results of Operations

Nine Months Ended June 30, 2016, Compared to the Nine Months Ended June 30, 2015

Finance income. For the nine months ended June 30, 2016, finance income decreased $1.0 million, or 6.5%, to $14.7 million from $15.7 million for the nine months ended June 30, 2015. For the nine months ended June 30, 2016 and 2015, the Company purchased $123.2 million and $28.0 million of face value portfolios at a cost of $6.5 million and $2.0 million, respectively. Net collections for the nine months ended June 30, 2016 decreased 22.3% to $22.0 million from $28.3 million for the nine months ended June 30, 2015. For the nine months ended June 30, 2016, gross collections decreased 22.3%, or $9.7 million, to $34.0 million from $43.7 million for the nine months ended June 30, 2015. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $3.4 million, or 22.2%, to $12.0 million for the nine months ended June 30, 2016 compared to $15.4 million for the nine months ended June 30, 2015. Commissions and fees for the nine months ended June 30, 2016 and 2015, remained consistent at 35.4% of gross collections.

Personal injury claims income. For the nine months ended June 30, 2016, personal injury claims income increased $8.7 million, or 142.8%, from $6.1 million in the prior year period to $14.8 million, as a result of additional interest income earned on its investment in personal injury claims. Additionally, investment in personal injury claims in fiscal year 2014 translated into more closed cases in the fiscal year 2016 period than the same prior year period (cases take an average of 18 months to mature).

Structured settlement income. Structured settlement income of $9.1 million includes $4.6 million of unrealized gains and $4.5 million of interest income for the nine months ended June 30, 2016. Structured settlement income of $7.6 million included $4.3 million of unrealized gains and $3.3 million of interest income for the nine months ended June 30, 2015. This increase in income is the result of increased investments in structured settlements in the current fiscal year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $4.6 million of unrealized gains recognized for the nine months ended June 30, 2016, approximately $5.8 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.2 million in realized gains recognized as interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability fee income. Disability fee income increased $1.8 million, or 200%, from $0.9 million for the nine months ended June 30, 2015 to $2.7 million for the nine months ended June 30, 2016, due to an increase in closed cases.

Other income. The following table summarizes other income for the nine months ended June 30, 2016 and 2015:

	June 30,
	2016	2015
Interest and dividend income	$866,000	$789,000
Realized loss	(16,000)	114,000
Other	258,000	313,000
	$1,108,000	$1,216,000

General and administrative expenses. For the nine months ended June 30, 2016, general and administrative expense increased $4.2 million, or 15.3%, to $32.0 million from $27.8 million for the nine months ended June 30, 2015, primarily attributable to expected settlement costs, $2.0 million, increased personnel costs, $2.8 million, primarily related to the growth of GAR Disability Advocates, reserve for loss on other investments, $1.0 million, and increased professional fees, $0.6 million, partially offset by foreign exchange gains, $0.9 million, decreased outside services costs, $0.7 million, and stock based compensation expense, $0.6 million.

Interest expense. For the nine months ended June 30, 2016, interest expense increased $0.6 million to $2.3 million from $1.7 million for the nine months ended June 30, 2015. The increased interest expense is attributable to the additional CBC debt raised in the prior fiscal year in support of the increased investment in structured settlements.

Segment profit – Consumer Receivables. Segment profit increased $0.4 million to $10.6 million for the nine months ended June 30, 2016 from $10.2 million for the nine months ended June 30, 2015. The improved results were attributable to decreased foreign exchange losses, $0.9 million, and other expenses, partially offset by a class action suit settlement of $2.0 million during the current period.

Segment profit (loss) – Personal Injury Claims. Segment profit was $10.0 million for the nine months ended June 30, 2016 as compared to a ($0.5) million segment loss for the nine months ended June 30, 2015. The improved results are attributable to increased revenues, $8.7 million, decreased general and administrative expenses, $1.8 million, primarily bad debt expense, $0.8 million, and outside services, $0.8 million.

Segment profit – Structured Settlements. Segment profit was $2.4 million for the nine months ended June 30, 2016 compared to $1.4 million for the nine months ended June 30, 2015. The increase in profit was substantially attributed to increased revenues for the period.

Segment loss – GAR Disability Advocates. Segment loss was $6.3 million for the nine months ended June 30, 2016 as compared to a $4.0 million segment loss for the nine months ended June 30, 2015. GAR Disability Advocates is continuing to build the business and has increased costs associated with acquiring disability cases, marketing and servicing its clients in the current year compared to the prior year. These costs were comprised of increased personnel costs, $2.4 million, advertising, $0.8 million, and postage, $0.2 million, partially offset by increased revenues $1.8 million.

Income tax expense. Income tax expense, consisting of federal and state income taxes, for the nine months ended June 30, 2016, was $2.5 million as compared to $0.9 million for the nine months ended June 30, 2015. The increase in income tax expense is attributed to the increase in taxable income for the nine months ended June 30, 2016. The state portion of the income tax provision for the first nine months of fiscal years 2016 and 2015 has been offset against state net operating loss carryforwards, and, as a result, no state taxes are currently payable.

Net income. As a result of the above, the Company had net income for the nine months ended June 30, 2016 and 2015 of $5.3 million, and $1.1 million, respectively.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $2.2 million is the portion of results attributable to Pegasus and CBC for the nine months ended June 30, 2016 as compared to $0.2 million for the nine months ended June 30, 2015.

Net income attributable to Asta Funding, Inc. Net income attributable to Asta Funding, Inc. was $3.2 million for the nine months ended June 30, 2016 as compared to net income of $0.9 million for the nine months ended June 30, 2015.

The following tables detail non-controlling interest for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests
Balance, beginning of period	$(1,768,000)	$771,000	$(997,000)	$(783,000)	$70,000	$(713,000)
Purchase of subsidiary shares from non-controlling interest	—	(927,000)	(927,000)	—	—	—
Income from non-controlling interest	2,005,000	156,000	2,161,000	(93,000)	286,000	193,000
Distributions to non-controlling interest	(1,139,000)	—	(1,139,000)	(754,000)	—	(754,000)
Balance, end of period	$(902,000)	$—	$(902,000)	$(1,630,000)	$356,000	$(1,274,000)

The non-controlling interests are related to Pegasus and CBC. The distribution to non-controlling interests is the distributions made to the 20% non-controlling interest owners of Pegasus. The distribution, based upon the profitability of the closed personal injury cases using the formula included in the operating agreement signed December 28, 2011, as revised, are calculated with a 20% deduction for overhead expenses of the Pegasus Funding operation unit and a 20% write off of the personal injury cases deemed to be lost. The 20% write off amount is deducted directly from the distribution amount. Distributions have been greater than the net income attributable to Asta Funding, primarily due to bad debt reserves reducing the net income attributable to Asta Funding, but not specifically factored into the formula to determine the distributions to non-controlling interest owners based on the operating agreement. Ultimately, this timing difference will reverse when personal injury cases are actually written-off. No distributions have been made to CBC. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1.8 million, through the issuance of restricted stock valued at $1.0 million and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued.

Three Months Ended June 30, 2016, Compared to the Three-Months Ended June 30, 2015

Finance income. For the three months ended June 30, 2016, finance income decreased $0.6 million, or 10.6%, to $4.6 million from $5.2 million for the three months ended June 30, 2015. During the third quarter ended June 30, 2016 and 2015, the Company purchased $2.2 million and $3.6 million of face value portfolios at a cost of $0.3 million and $0.4 million, respectively. Net collections for the three months ended June 30, 2016 decreased 18.8% to $7.2 million from $8.8 million for the three months ended June 30, 2015. For the three months ended June 30, 2016 gross collections decreased 20.3% or $2.9 million to $11.1 million from $14.0 million for the three months ended June 30, 2015. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased to $3.9 million for the three months ended June 30, 2016 from $5.1 million for the three months ended June 30, 2015. Commissions and fees amounted to 35.3% of gross collections for the three months ended June 30, 2016, compared to 36.5% for the three months ended June 30, 2015 resulting from lower commissionable collections in the current year.

Personal injury claims income. For the three months ended June 30, 2016, personal injury claims income increased $8.1 million to $9.8 million from $1.7 million for the three months ended June 30, 2015, as a result of additional interest income earned on its investment in personal injury claims.

Structured settlement income. Structured settlement income of $3.2 million includes $1.4 million of unrealized gains and $1.8 million of interest income for the three months ended June 30, 2016. Structured settlement income of $2.6 million included $1.2 million of unrealized gains and $1.4 million of interest income for the three months ended June 30, 2015. This increase in income is the result of increased investments in structured settlements in the current year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.4 million of unrealized gains recognized for the three months ended June 30, 2016, approximately $1.8 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.4 million in realized gains recognized as interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability Fee income. Disability fee income increased $0.6 million, or 100%, to $1.2 million for the three months ended June 30, 2016 from $0.6 million for the three months ended June 30, 2015, due to an increase in closed cases.

Other income. The following table summarizes other income for the three months ended June 30, 2016 and 2015:

	June 30,
	2016	2015
Interest and dividend income	$199,000	$375,000
Realized gain (loss)	(32,000)	(159,000)
Other	48,000	(31,000)
	$215,000	$185,000

General and administrative expenses. For the three months ended June 30, 2016, general and administrative expense increased $1.4 million, or 15.4%, to $10.6 million from $9.2 million for the three months ended June 30, 2015, primarily due to an increase in bad debt expense, $0.4 million, and increased personnel costs; $1.0 million primarily related to the growth of GAR Disability Advocates.

Interest expense. For the three months ended June 30, 2016, interest expense increased $0.2 million to $0.8 million from $0.6 million for the three months ended June 30, 2015. The increased interest expense is a result of the additional CBC debt required to expand the investment in structured settlements.

Segment profit – Consumer Receivables. Segment profit increased $2.6 million to $5.8 million for the three months ended June 30, 2016 from $3.2 million for the three months ended June 30, 2015, as a result decreased expenses, $3.2 million, partially offset by decreased revenues $0.6 million.

Segment profit (loss)– Personal Injury Claims. Segment profit was $7.7 million for the three months ended June 30, 2016 as compared to a $0.3 segment loss for the three months ended June 30, 2015. The improved results are primarily attributable to higher revenues in the current year period, $8.1 million, attributed to interest income earned on its personal injury claims.

Segment profit – Structured Settlements. Segment profit was $1.0 million for the three months ended June 30, 2016 compared to $0.5 million for the three months ended June 30, 2015. The $0.5 million increase is a result of higher revenues derived from the increased investment in Structured Settlements.

Segment loss – GAR Disability Advocates. The Segment loss was $1.8 million for the three months ended June 30, 2016 as compared to a $1.4 million segment loss for the three months ended June 30, 2015. GAR Disability Advocates is continuing to build the business through increased costs associated with marketing and servicing its clients in the current period compared to the prior year period. These expenses were attributable to increased payroll related costs, $0.6 million, advertising costs, 0.2 million, and other operating expenses, net, $0.2 million, partially offset by higher revenues in the current period, $0.6 million.

Income tax expense. Income tax expense, consisting of federal and state components, for three months ended June 30, 2016, was $2.9 million as compared to $0.3 million for the three months ended June 30, 2015.

Net income. As a result of the above, the Company had net income for the three months ended June 30, 2016 and 2015 of $4.7 million and $0.2 million, respectively.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $1.5 million is the portion attributable to Pegasus for the three months ended June 30, 2016 as compared to $92,000 for the three months ended June 30, 2015.

Net income attributable to Asta Funding, Inc. Net income attributable to Asta Funding, Inc. was $3.2 million for the three months ended June 30, 2016 as compared to net income of $0.2 million for the three months ended June 30, 2015.

The following table details non-controlling interest for the three months ended June, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests
Balance, beginning of period	$(2,101,000)	$—	$(2,101,000)	$(1,326,000)	$248,000	$(1,078,000)
Income from non-controlling interest	1,549,000	—	1,549,000	(16,000)	108,000	92,000
Distributions to non-controlling interest	(350,000)	—	(350,000)	(288,000)	—	(288,000)
Balance, end of period	$(902,000)	$—	$(902,000)	$(1,630,000)	$356,000	$(1,274,000)

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the Pegasus and CBC business segments. Our primary uses of cash include repayments of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, funding of the GAR Disability Advocates operations, taxes and dividends, if approved. In the past, we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.

Receivables Financing Agreement (“RFA”)

In March 2007, Palisades XVI borrowed approximately $227 million under the RFA, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from BMO, in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth, and Fifth Amendments and the Settlement Agreement discussed below.

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement and Omnibus Amendment (the “Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. BMO also agreed that if and when BMO were to receive the next $15 million of collections from the Portfolio Purchase (the “Remaining Amount”), less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the RFA and the Settlement Agreement.

On June 3, 2014, Palisades XVI paid the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO would be entitled to receive any payments with respect to its Income Interest.

During the month of June 2016, the Company received the balance of the $16.9 million, and, as of June 30, 2016, the Company recorded a liability to BMO of approximately $109,000 which represents 30% of the net collection after $16.9 million collections were received. The funds were subsequently remitted to BMO on July 11, 2016.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has no outstanding balances against the facility as of June 30, 2016.

Tender Offer of Company Common Shares

On March 22, 2016, MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. (“Mangrove”), filed a Tender Offer Statement with the SEC, announcing the commencement of an unsolicited tender offer to acquire up to 3,000,000 shares of the Company's common stock at price of $9.00 per share (the “Mangrove Offer”). The Mangrove Offer was sent to the holders of common stock of the Company. If the Offer is fully subscribed, the Mangrove Offer would represent approximately 25.0% of the issued and outstanding shares and would result in Mangrove owning an aggregate of approximately 5,102,427 shares, which would have represented approximately 43.1% of issued and outstanding shares, based on the 11,837,224 shares, issued and outstanding as of March 31, 2016.

On March 31, 2016, the Company announced that its Board of Directors, after careful consideration and in consultation with a special committee of the Board of Directors and its financial and legal advisors, had unanimously determined to recommend that shareholders reject the Mangrove Offer. Furthermore, the Company announced its intention to commence an issuer tender offer for 3,000,000 shares of the Company's common stock pursuant to a “Dutch Auction” format at a price range of $9.50 to $10.25 per share.

 On April 11, 2016, the Company commenced a Tender Offer to purchase of up to 3,000,000 shares of its common stock, pursuant to auction tenders at prices specified by the tendering shareholders of not greater than $10.25 per share nor less than $9.50 per share. The expiration date for the Company’s Tender Offer was May 12, 2016. On that date, the Company repurchased 274,284 shares at a price of $10.25 per share, for an aggregate cost of $2,811,411.

On April 15, 2016, MPF InvestCo 4, LLC and Mangrove amended its previously announced unsolicited tender offer to acquire up to 3,000,000 shares of the Company’s common stock, increasing the price per share from $9.00 to $9.50, and extending the expiration date to May 9, 2016. In addition, the amendment added certain additional conditions to Mangrove’s obligation to consummate its offer. On April 21, 2016, the Board of Directors unanimously reaffirmed its recommendation to shareholders that they reject the unsolicited offer, citing the fact that the increased offer was still at the bottom of the range in the Company’s self-tender, as described above. On April 26, 2016, Mangrove announced the termination of its Tender Offer, previously due to expire on May 9, 2016. Mangrove stated that it terminated its offer because it determined that a condition of the offer would not be satisfied. None of the shares of the Company’s common stock were purchased under the Mangrove offer.

On May 25, 2016, the Company entered into a Mutual Confidentiality Agreement (the “Agreement”) with Mangrove Partners (“Mangrove”), pursuant to which Mangrove and the Company agreed to (1) provide certain Confidential Information (as defined below) to the other party to the Agreement and the other party’s representatives, (2) the confidentiality of the Confidential Information, and (3) certain restrictions on the activities of the parties to the Agreement. The following summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which was previously filed on May 26, 2016, as Exhibit 10.1, to the Company’s Current Report on Form 8-K.

Pursuant to the Agreement, the Company has agreed to make available to Mangrove and its representatives certain confidential information relating to the Company or its subsidiaries, and Mangrove has agreed to make available to the Company and its representatives certain confidential information relating to Mangrove and its affiliates (collectively, the “Confidential Information”). The Company and Mangrove have agreed not to disclose the Confidential Information, and to cause each of their representatives, respectively, not to disclose the Confidential Information, except as required by law. Pursuant to the Agreement, the Company will provide information requested by Mangrove to one or more of Mangrove’s representatives and such representatives will prepare summaries of such information (the “Summaries”). If the Company approves the Summaries, the approved Summaries will be provided to Mangrove. The Company has agreed to release the approved Summaries publicly on or prior to the end of the Extended Period (as defined in the Agreement), to the extent that the information contained in the Summaries has not already been disclosed.

Further, under the terms of the Agreement, Mangrove and the Company have agreed to certain restrictions during the Discussion Period (as defined in the Agreement) and the Extended Period, including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the Securities and Exchange Commission of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the Securities and Exchange Commission (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

Personal Injury Claims

On December 28, 2011, we formed the Pegasus joint venture with PLF. Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties – The Company receives 80% and PLF receives 20%.

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

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. The principals of CBC, William J. Skyrm, Esq. and James Goodman, each retained a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1.8 million, through the issuance of restricted stock valued at $1.0 million and $0.8 million in cash. Each of the two principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued. As of June 30, 2016, CBC had structured settlements valued at $79.9 million and debt valued at $62.7 million, consisting of an $18.3 million line of credit and an aggregate of $44.4 million of non-recourse notes.

Cash Flow

At June 30, 2016, our cash decreased $7.2 million to $17.1 million from $24.3 million at September 30, 2015.

Net cash provided by operating activities was $2.3 million for the nine months ended June 30, 2016 compared to $4.7 million used in operating activities for the nine months ended June 30, 2015. Net cash used in investing activities was $9.2 million for the nine month period ended June 30, 2016 compared to $10.4 million for the nine months ended June 30, 2015. Net cash used in financing activities was $0.4 million for the nine month period ended June 30, 2016 as compared to cash provided by financing activities of $14.1 million for the nine month period ended June 30, 2015. The increased use in financing activities for the purchase of treasury stock in the current year period was partially offset by the decrease in net CBC borrowings in the current fiscal year.

Our cash requirements have been and will continue to be significant, and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, investment in structured settlements, costs involved in the collections of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios. In addition, dividends could be paid if approved by the Board of Directors. Recent acquisitions have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility (with the exception of CBC) in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the early stages of the disability advocacy business. Structured settlements are financed through the use of a credit line, warehouse facility, and private placement financing.

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

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “ Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies ” above.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2019. Upon adoption, the Company will accelerate the recording of its credit losses in its financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign exchange rates and changes in corporate tax rates. At June 30, 2016, the debt associated with our acquisition of CBC, had a balance of approximately $62.7 million, consisting of $18.3 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $44.4 million of notes at varying rates, from 5.07% to 8.75%, issued by CBC’s subsidiaries. At June 30, 2016, the LIBOR rate was 0.46505%. Thus, a 25 basis point change in the LIBOR rate would have had no impact on the line of credit interest expense, as the resulting rate (3.71505%) would still have been below the 4.1% floor. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Based on criteria for effective internal control over financial reporting described in the standards promulgated by the Public Company Accounting Oversight Board and in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”), we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

b. Changes in Internal Controls over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the nine months ended June 30, 2016. These changes have not materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Accordingly, the Company set up a reserve for settlement costs of $2.0 million during the nine months ended June 30, 2016, which has been included in general and administrative expenses in the Company’s consolidated statement of operations.

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

Item 1A.	Risk factors

For a discussion of our potential risks and uncertainties, see the information previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2015 filed with the SEC on December 14, 2015. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Common Stock.

The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended June 30, 2016:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2016 through April 30, 2016	—	$—	—	$—
May 1, 2016 through May 31, 2016	274,284	$10.25	274,284	$—
June 1, 2016 through June 30, 2016	—	$—	—	$—

(1)

On March 31, 2016, the Company announced its intention to commence an issuer tender offer for 3,000,000 shares of its common stock pursuant to a “Dutch Auction” format at a price range of $9.50 to $10.25 per share. On April 11, 2016, the Company commenced a tender offer to purchase up to 3,000,000 shares of its common stock pursuant to auction tenders at prices specified by the tendering shareholders of not greater than $10.25 per share nor less than $9.50 per share (the “Tender Offer”). The expiration date for the Tender Offer was May 12, 2016. On that date, the Company repurchased 274,284 shares at a price of $10.25 per share, for an aggregate cost of $2,811,411.

(2)

On August 17, 2015, our board of directors authorized the repurchase of up to $15.0 million of shares of our common stock through a non-discretionary stock repurchase plan under Sections 10-b18 and 10b5-1 of the Securities and Exchange Act (the “Plan”) to expire on December 31, 2015. On December 17, 2015, our board of directors approved an extension of the Plan to March 31, 2016 and reset the original $15.0 million repurchase level, as of the extension date. On March 17, 2016, our board of directors approved a further extension of the Plan to December 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Plan, it terminated immediately and no further purchases were permitted under the Plan.

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits.

3.1	Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)

The certificate of Incorporation of Asta Funding, Inc. was previously filed as Exhibit 3.1 to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212), but is being re-filed as an Exhibit to this Quarterly Report on Form 10-Q to make it available on the Electronic Data Gathering, Analysis and Retrieval website.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)

The Amended and Restated Bylaws reflect the bylaws of Asta Funding, Inc. previously filed as Exhibit 3.01 to Asta Funding’s Current Report on Form 8-K filed on October 31, 2007, as amended by the amendment to the bylaws of Asta Funding, Inc. previously filed as Exhibit 3.2 to Asta Funding’s Current Report on Form 8-K filed on August 24, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: August 9, 2016	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)

The certificate of Incorporation of Asta Funding, Inc. was previously filed as Exhibit 3.1 to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212), but is being re-filed as an Exhibit to this Quarterly Report on Form 10-Q to make it available on the Electronic Data Gathering, Analysis and Retrieval website.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)

The Amended and Restated Bylaws reflect the bylaws of Asta Funding, Inc. previously filed as Exhibit 3.01 to Asta Funding’s Current Report on Form 8-K filed on October 31, 2007, as amended by the amendment to the bylaws of Asta Funding, Inc. previously filed as Exhibit 3.2 to Asta Funding’s Current Report on Form 8-K filed on August 24, 2012.