Form 10-K
period 2016-09-30
ASTA FUNDING INC
filed 2016-12-14
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-35637

ASTA FUNDING, INC.

(Exact Name of Registrant Specified in its Charter)

Delaware	22-3388607
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Sylvan Avenue, Englewood Cliffs, NJ	07632 (Zip Code)
(Address of Principal Executive Offices)

Registrants’s telephone number, including area code: (201) 567-5648

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $48,889,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 12, 2016, the registrant had 11,876,224 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for registrant’s 2017 Annual Meeting of Stockholders filed within 120 days of September 30, 2016 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2016.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 13 of this report and “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

GAR Disability Advocates is a social security disability advocacy firm. GAR Disability Advocates assists claimants in obtaining long term disability and supplemental security benefits from the Social Security Administration.

The Company owns 80% of Pegasus, which invests in funding personal injury claims and 100% of CBC, which invests in structured settlements.

Pegasus provides funding for individuals in need of short term funds pending insurance settlements of their personal injury claims. The funds are recouped when the underlying insurance settlements are paid. The long periods of time taken by insurance companies to settle and pay such claims resulting from lengthy litigation and the court process is fueling the demand for such funding.

In November 2016, the Company formed Simia Capital, LLC (“Simia”), a 100% owned subsidiary. Simia will commence funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”), which expires at the end of December 2016. Pegasus will continue to remain in operation to collect its current portfolio of advances, but will not fund any new advances after December 28, 2016. Simia will be operated by a new management team, with significant experience in the personal injury funding business.

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

•

Personal injury claims – Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia will commence funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

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

Three of the Company’s business lines accounted for 10% or more of consolidated net revenue during fiscal years 2016, 2015, and 2014. The following table summarizes the net revenues by percentage from the four lines of business for the fiscal years 2016, 2015, and 2014:

	Years Ended September 30,
	2016	2015	2014
Finance income (consumer receivables)	33.4%	48.9%	60.9%
Personal injury claims	35.4	20.0	21.9
Structured settlements	24.2	27.8	16.0
GAR Disability Advocates	7.0	3.3	1.2

Total revenues	100.0%	100.0%	100.0%

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

		Personal		GAR
(Dollars in millions)	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Fiscal Year Ended September 30,
2016:
Total Revenues	$19.1	$20.2	$13.8	$4.0	$—	$57.1
Other income	—	—	—	—	1.6	1.6
Income/(loss) before income tax	14.1	13.1	4.7	(7.3)	(11.1)	13.5
Total Assets(1)	15.2	49.0	82.7	2.0	107.1	256.0
2015:
Total Revenues	20.8	8.5	11.8	1.4	—	42.5
Other income	—	—	—	—	1.7	1.7
Income/(loss) before income tax	13.8	0.1	3.5	(5.8)	(6.7)	4.9
Total Assets(1)	17.0	39.6	63.1	2.6	115.1	237.4
2014:
Total Revenues	19.8	7.2	5.2	0.4	—	32.6
Other income	26.1	—	—	—	1.4	27.5
Income/(loss) before income tax	18.9	2.3	0.4	(2.7)	(7.9)	11.0
Total Assets(1)	30.5	34.0	38.5	1.0	113.1	217.1

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.

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

We purchase receivables from credit grantors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We fund portfolios through internally generated cash flow.

Our objective is to maximize our return on investment in acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department, third-party collection agencies, attorneys, or a combination of all three options.

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management will either (i) move certain receivables from one third-party collection agency or attorney to another, or (ii) sell portions of the portfolio accounts. Our internal collection unit, which currently employs five collection-related staff, including senior management, assists us in benchmarking our third-party collection agencies and attorneys, and provides us with greater flexibility for servicing a percentage of our consumer receivable portfolios in-house.

We have increased our focus on purchasing consumer receivables internationally from foreign banks via direct sales or auctions, similar to the domestic purchase process. We have established relationships with agencies and attorneys in our selected countries, particularly Colombia and Peru, and we are committed to continue acquiring foreign consumer receivables to maximize our return on investment.

Personal injury claims

Pegasus conducts its business solely in the United States. Pegasus obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the Pegasus web site and through attorneys. Simia will conduct its business similar to that of Pegasus.

Structured settlements

CBC purchases structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, its line of credit and its securitized debt, issued through its BBR subsidiaries. Blue Bell Receivables I, LLC (“BBR I”), Blue Bell Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”), Blue Bell Receivables IV, LLC (“BBR IV”), Blue Bell Receivables V, LLC (“BBR V”), and Blue Bell Receivables VI, LLC (“BBR VI”), collectively the “Blue Bell Entities”, are variable interest entities (“VIEs”). CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders.

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

Personal injury claims

Pegasus maintained , and Simia intends to attract new business through its attorneys, brokers and sales contacts.

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

Accounting and Finance Department

In addition to customary accounting activities, the Accounting and Finance Department is responsible for:

Making daily deposits of customer payments;

Posting payments to customers accounts; and

Providing senior management with daily, weekly and monthly receivable activity and performance reports.

Additionally, the Accounting Department reviews the results of the collection of consumer receivable portfolios that are being serviced by third-party collection agencies and attorneys. The Accounting and Finance Department also participates in the internal auditing and consolidation of all business segments.

Personal Injury Claims

The operations structure of the personal injury claims unit of Pegasus, and newly formed Simia includes:

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

Structured Settlements

The operations structure of the structured settlements unit of CBC includes:

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

Case Management — The Case Management Department processes approved cases through the Social Security Disability process.

Marketing

Consumer receivables

We made 18 portfolio consumer debt purchases in fiscal year 2016. We have expanded relationships with credit providers internationally, as well as maintained our existing relationships domestically with brokers, finance companies and other credit providers. We utilize a sales team internationally to expand our name recognition by attending international conferences, utilizing email solicitations and attending face-to-face bank meetings.

Personal injury claims

Pegasus will not invest in a formal marketing program at this time. It relies on external brokers, internal sales professionals and attorneys to maintain its market share. Simia also will not invest in a formal marketing program at this time. It will rely on external brokers, internal sales professionals and attorneys to acquire market share.

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

Competition

Consumer receivables

With the competitive nature of the domestic market, there are strategic advantages of acquiring portfolios internationally in specific foreign countries with less established competition. We feel our expertise in establishing alliances with third-party collection agencies and attorneys can be leveraged in the international sector to be successful against our competitors; however, we cannot assure that the international competition will not increase in the future, affecting our consumer receivables financial performance.

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

cost of funds lent;

application fee costs;

brokers’ commissions and bonuses paid;

reputation; and

direct and on-line marketing.

We believe that the management of Pegasus and Simia have the expertise and experience in identifying, evaluating, pricing and acquisition of litigating funding cases. However, we cannot assure that our litigation funding businesses will be able to compete against current or future competitors or that competition will not increase in the future.

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

Benefit advocacy

The social security benefit advocacy environment is competitive. We believe that the management of GAR Disability Advocates has the knowledge to compete in this environment. Nevertheless, we can offer no assurance that the business will remain competitive against current and future competitors.

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

Social security benefit advocacy

There is no indication that seasonality has any noticeable impact on the social security disability process.

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

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements. We began the process of enhancing our international systems capabilities during fiscal year 2016, and we expect to complete the process during fiscal year 2017.

Personal injury claims

Pegasus is and Simia will be dependent on its website to maintain and increase its business and, therefore, must remain current its technology.

Structured settlements

CBC recognizes that a high level of automation is required to continue to grow and compete within the industry. CBC has invested significantly in technology since its inception and particularly in its customer relationship management (“CRM”) system in order to maximize large quantities of information. This technology provides CBC management with a necessary tool to optimize its processes to improve its efficiency. CBC intends to continue to invest in technology.

Social security benefit advocacy

GAR Disability Advocates relies on substantial use of the internet and, therefore, endeavors to remain current technologically. We completed the installation of a new client software system in fiscal year 2016, which has improved management reporting capabilities.

Government Regulation

Consumer receivables

Our businesses are subject to extensive federal and state regulations. The relationship of a consumer and a creditor is extensively regulated by federal, state and local laws, rules, regulations and ordinances. These laws include, but are not limited to, the following federal statutes and regulations: the Federal Truth-In-Lending Act, the Fair Credit Billing Act (“FCBA”), the Equal Credit Opportunity Act and the Fair Credit Reporting Act (“FCRA”), as well as comparable statutes in states where consumers reside and/or where creditors are located. Among other things, the laws and regulations applicable to various creditors impose disclosure requirements regarding the advertisement, application, establishment and operation of credit card accounts or other types of credit programs. Federal law requires a creditor to disclose to consumers, among other things, the interest rates, fees, grace periods and balance calculation methods associated with their accounts. In addition, consumers are entitled to have payments and credits applied to their accounts promptly, to receive prescribed notices and to request that billing errors be resolved promptly. Moreover, some laws prohibit certain discriminatory practices in connection with the extension of credit. Further, state laws may limit the interest rate and the fees that a creditor may impose on consumers. Failure by creditors to comply with applicable laws could create claims and rights of offset by consumers that would reduce or eliminate their obligations, which could have a material adverse effect on our operations. Pursuant to agreements under which we purchase receivables, we are typically indemnified against losses resulting from the failure of the creditor to have complied with applicable laws relating to the receivables prior to our purchase of such receivables.

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

Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern third-party debt collectors, it is our policy to comply with laws in our collection activities. Additionally, our third-party collection agencies and attorneys may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our third-party collection agencies’ and attorneys’ collection activities, failure to comply with such laws could have a material adverse effect on us.

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

There are significant corporate governance and executive compensation-related provisions in the Dodd Frank Wall Street Reform and Provision Act (“Dodd-Frank Act”) that required the SEC to adopt additional rules and regulations in areas such as corporate governance, “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments, the Public Company Accounting Oversight Board (“PCAOB”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and NASDAQ, all of which have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

The Dodd-Frank Act subjects us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows or financial condition. Through the Dodd-Frank Act, Congress established the Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory and enforcement authority over entities involved in consumer financial markets. The CFPB has the authority to conduct periodic examinations of “larger participants” in each market, and we believe it is likely that we will be subject to an examination.

The CFPB published a final rule that allows the agency to federally supervise the larger consumer debt collectors. The CFPB also released the field guide that examiners will use to ensure that companies and banks engaging in debt collection are following the law.

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

As a company that engages in debt collection, we need to understand the oversight that the CFPB brings. Preparing for a CFPB audit will cost time and money. Additionally, the CFPB has the power to bring an enforcement action or cause a required settlement. Another large concern is the amount of privileged and confidential information the CFPB could release, which can lead to private lawsuits — including class and mass actions — as well as other state and federal agency oversight.

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

Additionally, the Dodd-Frank Act empowers state attorneys general (or the equivalent thereof) to bring civil actions in federal district court (or a state court that is located in that state and that has jurisdiction over the defendant), to enforce Title X of the Act or regulations issued by the CFPB there under. Therefore, we could also be the subject of investigations and enforcement actions by the Federal Trade Commission or by state agencies (e.g., state attorneys general) with powers to enforce CFPB regulations and the FCRA. Additional laws or amendments to existing laws, may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws or amendments may adversely affect our ability to collect the receivables.

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

Personal injury claims

Numerous states have recently introduced legislation with respect to the litigation funding business, which, up to now, has been largely unregulated.  Recently proposed laws, while varying from state to state, generally would establish requirements for contracts relating to litigation funding, including setting maximum amounts of interest, fees and other charges that may be imposed.

Structured settlements

With respect to the structured settlement business, 49 states have enacted regulations commonly referred to as Structured Settlement Protection Acts (“SSPAs”). The statutes generally require certain consumer disclosures as well as requiring that each transaction be filed in court and receive judicial approval. In addition to the state SSPAs, U.S. Code 5891, passed into Federal law in 2002, imposes a 40% excise tax on any transactions not approved in compliance with the applicable SSPA.

Social security benefit advocacy

The availability of funds to pay Social Security disability benefits could have a material impact on the GAR Disability Advocates business.

Employees

As of September 30, 2016, we had 188 full-time employees. We are not a party to any collective bargaining agreements.

Additional Information

Our web address is www.astafunding.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Form 8-Ks, proxy statements, amendments thereto, and other SEC reports are available on our website as soon as reasonably practical after filing electronically with the Securities and Exchange Commission. No part of our website is incorporated by reference into this report.

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

Federal, state and local laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states and foreign jurisdictions such as Colombia and Peru where consumers reside and/or where creditors are located:

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

Changes in governmental laws and regulations could increase our costs and liabilities or impact our operations.

Title X of the Dodd-Frank Act (also referred to as the Consumer Financial Protection Act) created a new independent regulator, the Consumer Financial Protection Bureau ("CFPB"). The CFPB has rulemaking, supervisory, and enforcement and other authorities relating to consumer financial products and services, including debt collection, provided by covered persons. We are subject to the CFPB's supervisory and enforcement authority.

The relationship between consumers, lenders and credit card issuers is extensively regulated by consumer protection and related laws and regulations. Changes in laws and regulations or the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in collection laws, laws related to credit reporting, statutes of limitation, laws related to consumer bankruptcy or insolvency, privacy protection, accounting standards, taxation requirements, employment laws and communications laws, among others.

The CFPB also accepts debt collection consumer complaints and has provided form letters for consumers to use in their correspondences with debt collectors. The CFPB makes publicly available its data on consumer complaints, and consumer complaints against us could result in reputational damage to us. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff is regularly making speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.

The CFPB has rulemaking authority with respect to significant federal statutes that impact the debt collection industry, including the Federal Debt Collection Practices Act ("FDCPA"), the Fair Credit Reporting Act "FCRA", and Section 5 of the Federal Trade Commission ("FTC Act"), which prohibits unfair or deceptive acts or practices. As a result, the CFPB has the authority to adopt regulations that interpret the FDCPA, and the FTC Act, potentially describing specified acts and practices as being "unfair," "deceptive" or "abusive," impacting the manner in which we conduct our debt collection business.

The CFPB has the authority to conduct hearings and adjudication proceedings, impose monetary penalties for violations of applicable federal consumer financial laws (including Title X of the Dodd-Frank Act, FDCPA, and FCRA, among other consumer protection statutes) which may require remediation of practices and include enforcement actions. The CFPB also has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties. In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state Attorneys General and other state regulators to bring civil actions to remedy violations under state law. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions imposing fines and mandating large refunds to customers of several financial institutions for practices relating to the extension and collection of consumer credit. If the CFPB, the FTC, acting under the FTC Act or other applicable statute such as the FDCPA, or one or more state Attorneys General or other state regulators make findings that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have an adverse effect on our business, results of operations, cash flows, or financial condition.

We may become subject to additional costs or liabilities in the future resulting from our own, or our vendors' supervision or examination by the CFPB, or by changes in, or additions to laws and regulations that could adversely affect our results of operations and financial condition. Further, we cannot definitively predict the scope and substance of any such laws or regulations ultimately adopted by the CFPB related to our activities and the exact efforts required by us to comply therewith, nor can we have any way to know with certainty the ultimate impact on our business, results of operations, and financial condition that such regulations may have.

Investigations or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our receivables portfolio purchasing volume; make collection of receivables more difficult or expose us to the risk of fines, penalties, restitution payments and litigation.

Our business practices are subject to review from time to time by various governmental authorities and regulators, including the Consumer Financial Protection Bureau ("CFPB"), who may commence investigations or enforcement actions or reviews targeted at businesses in the financial services industry. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices.

We may also elect to change practices that we believe are compliant with applicable law and regulations in order to respond to the concerns of governmental authorities. In addition, we may become required to make changes to our internal policies and procedures in order to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other applicable laws. Such changes in practices or procedures could negatively impact our results of operations. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, could harm our ability to conduct business with industry participants, and could result in financial institutions reducing or eliminating sales of receivables portfolios to us which would harm our business and negatively impact our financial results. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations, and financial condition.

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

Risks of the structured settlement funding business include the potential regulation that could stem from the Dodd Frank Act, state regulation and/or any other change in statutory or case law which may limit or restrict the ability of our structured settlement business to: make investments; the effectiveness of our marketing programs; and our ability to continue to grow the volume of structured settlements. Competition in the marketplace could drive up the purchase price of structured settlement and annuity receivables. Additionally, the fact that one company controls at least 50% of the marketplace means that other players, including us, may be negatively impacted by strategic decisions employed by this competitor. Our failure or inability to execute any element of our business strategy and/or increased competition in the marketplace could materially adversely affect our business, financial position and results of operations. If we are unable to finance the payment streams we purchase at an interest rate that is sufficiently lower than the discount rate at which we make such purchases, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We acquire and collect on consumer receivable portfolios that contain charged-off receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our purchase costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

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

As 14% of our portfolio face value, which represents approximately 84% of the Company’s portfolio face value at all third party collection agencies and attorneys, is serviced by three organizations domestically, we are dependent upon the efforts of these collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

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

Members of the Stern family own directly or indirectly, approximately 37% of our outstanding shares of common stock as of September 30, 2016. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

•	the election of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval. In addition, the Stern family’s influence could discourage any unsolicited acquisition of us and, consequently, materially adversely affect the price of our common stock.

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

Originators, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Being a defendant in such class action lawsuits or other litigation could materially adversely affect our results of operations and financial condition. Currently the Company has set up a reserve for settlement costs of $2.3 million to cover a class action lawsuit.

Economic slowdowns increase our credit losses.

During periods of economic slowdown or recession, we experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession than those experienced by more traditional providers of consumer credit because of our focus on the financially underserved consumer market, which may be disproportionately impacted.

Because a significant portion of our reported income is based on management’s estimates of the future performance of our loans and fees receivable, differences between actual and expected performance of the receivables may cause fluctuations in net income.

Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on our loans and fees receivable, particularly for such assets that we report based on fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquencies and losses could cause our net income to be lower than expected. Similarly, levels of loss and delinquency can result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth.

We may determine to incur near-term losses based on longer-term strategic considerations.

We may consider long-term strategic considerations more important than near-term economic gains when assessing business arrangements and opportunities. For example, we expect the structure and pricing terms in near-term future securitization transactions, if any, to be substantially different from our past transactions, including lower revenues and lower advance rates. We may nevertheless determine to participate in, or structure, future financing transactions based on longer-term strategic considerations. As a result, net cash flows over the life of a future securitization trust, particularly any trust that we may facilitate in the near-term as we re-enter the securitization market, could be negative as a result of transaction size, transaction expenses or financing costs.

We may experience losses on portfolios consisting of new types of receivables or receivables in new geographies due to our lack of collection experience with these receivables, which could harm our business, financial condition and operating results.

We continually look for opportunities to expand the classes of assets that make up the portfolios we acquire. Therefore, we may acquire portfolios consisting of assets with which we have little or no collection experience or portfolios of receivables in new geographies where we do not historically maintain an operational footprint. Our lack of experience with these assets may hinder our ability to generate expected levels of profits from these portfolios. Further, our existing methods of collections may prove ineffective for these new receivables, and we may not be able to collect on these portfolios. Our inexperience with these receivables may have an adverse effect on our business, financial condition and operating results.

We may not be able to manage our growth effectively, including the expansion of our foreign operations.

We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the recent expansion of our foreign operations subjects us to a number of additional risks and uncertainties, including:

■	compliance with and changes in international laws, including regulatory and compliance requirements that could affect our business;§ o

■	increased exposure to U.S. laws that apply abroad, such as the Foreign Corrupt Practices Act;

■	social, political and economic instability or recessions;

■	fluctuations in foreign economies and currency exchange rates;

■	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

■	the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language, and cultural barriers;

■	difficulties implementing and maintaining effective internal controls and risk management and compliance initiatives;

■	potential disagreements with our joint venture business partners;

■	differing labor regulations and business practices; and

■	foreign tax consequences.

To support our growth and improve our international operations, we continue to make investments in infrastructure, facilities, and personnel in our operations; however, these additional investments may not be successful or our investments may not produce profitable results. If we cannot manage our growth effectively, our business, financial condition and operating results may be adversely affected.

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

Our success depends, in part, on sophisticated telecommunications and computer systems. The temporary loss of our computer or telecommunications systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In addition, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection and monitoring activities. Any failure of our information systems and their backup systems could interrupt our operations. We may not have adequate backup arrangements for all of our operations and we may incur significant losses if an outage occurs. In addition, we rely on third-party collection agencies and attorneys who also may be adversely affected in the event of an outage in which the third-party collection agencies and attorneys do not have adequate backup arrangements. Any interruption in our operations or our third-party collection agencies’ and attorneys’ operations could have an adverse effect on our results of operations and financial condition. We have implemented a disaster recovery program to mitigate this risk.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 11,876,224 shares of common stock issued and outstanding as of December 12, 2016. Of these shares, 8,427,772 are owned by affiliates of the company, which are defined as in Rule 405 under the Act as a “person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with”, an issuer. In addition, options to purchase 949,667 shares of our common stock were outstanding as of September 30, 2016, of which 830,326 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2016, there were 1,329,243 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

•	the timing and amount of collections on our consumer receivable portfolios;

•	our inability to identify and acquire additional consumer receivable portfolios;

•	a decline in the estimated future value of our consumer receivable portfolio recoveries;

•	increases in operating expenses associated with the growth of our operations;

•	general and economic market conditions; and within various jurisdictions;

•	prices we are willing to pay for consumer receivable portfolios.

 Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non- U.S. dollar denominated sales and operating expenses worldwide. The Company does not use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

Responding to activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 13,400 square feet of general office space for approximately $21,000 per month, plus utilities. The lease was renewed September 1, 2015 and expires on August 31, 2020.

Our office in Houston, Texas occupies approximately 900 square feet of general office space for approximately $1,300 per month. The lease expires on August 31, 2019.

Our New York City office occupies approximately 6,600 square feet for approximately $22,000 per month, including electricity. The lease expires in September 2017.

Our Conshohocken, Pennsylvania office occupies approximately 5,800 square feet for approximately $15,000 per month, plus utilities. The lease expires in January 2020.

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

Originators, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Being a defendant in such class action lawsuits or other litigation could materially adversely affect our results of operations and financial condition. Currently the Company has set up a reserve for settlement costs of $2.3 million to cover a class action lawsuit.

Legal proceedings are subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of some of these matters and may be unable to estimate a range of possible losses or any minimum loss from such matters.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” On December 12, 2016 there were 16 holders of record of our common stock. High and low sales prices of our common stock since October 1, 2015 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
2015
October 1, 2014 to December 31, 2014	$9.50	$7.81
January 1, 2015 to March 31, 2015	8.94	8.02
April 1, 2015 to June 30, 2015	8.40	8.00
July 1, 2015 to September 30, 2015	9.38	7.57
2016
October 1, 2015 to December 31, 2015	$8.85	$7.51
January 1, 2016 to March 31, 2016	9.25	6.82
April 1, 2016 to June 30, 2016	10.98	9.42
July 1, 2016 to September 30, 2016	11.97	9.35

Dividends

Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place. The Company did not declare any dividends for fiscal years 2016 and 2015.

Share Repurchase Program

On August 11, 2015, the Board of Directors approved the repurchase of up to $15 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities Exchange Act (“the Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Plan to December 31, 2016. On March 22, 2016, a Company shareholder commenced a tender offer for the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. For the year ended September 30, 2016, the Company purchased approximately 984,000 shares at an aggregate cost of approximately $8.4 million under the Company’s Shares Repurchase Plan.

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

The following table sets forth information regarding our repurchases or acquisitions of common stock during the fiscal year ended September 30, 2016.

Period	Total Number of Shares) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Repurchases from October 1, 2015 through September 30, 2016	1,258,484	$8.86	1,258,484	$—

Performance Graph

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Form 10-K, in whole or in part, the following Performance Graph shall not be incorporated by reference into any such filings.

	2011	2012	2013	2014	2015	2016
ASTA FUNDING, INC.	100.00	116.86	111.57	103.04	107.05	131.78
NASDAQ MARKET INDEX	100.00	130.53	160.26	193.28	201.01	234.02
PEER GROUP INDEX	100.00	154.16	257.46	229.81	222.15	142.86
PEER GROUP INDEX + ASTA FUNDING, INC.	100.00	151.67	248.35	221.88	214.92	142.06

Item 6.	Selected Financial Data

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2016. The selected financial data for the five fiscal years ended September 30, 2016, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this report, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Certain items in prior years’ information have been reclassified to conform to the current year’s presentation.

	Year Ended September 30,
	(In thousands, except per share data)
	2016	2015	2014	2013	2012
Income Statement Data:
Finance income, net	$19,056	$20,757	$19,865	$31,762	$40,803
Personal injury claims income	20,212	8,482	7,134	6,438	1,647
Unrealized gain on structured settlements	7,657	7,146	2,840	—	—
Interest income on structured settlements	6,192	4,672	2,368	—	—
Disability fee income	4,011	1,434	378	2	—

Total revenues	57,128	42,491	32,585	38,202	42,450
Forgiveness of non-recourse debt	—	—	26,101	—	—
Other income	1,585	1,687	1,399	1,609	2,256

	58,713	44,178	60,085	39,811	44,706

Expenses:
General and administrative expenses	41,797	36,933	28,192	24,212	23,640
Interest expense	3,223	2,395	1,260	1,300	2,539
Impairments of consumer receivables acquired for liquidation	164	—	19,591	10,990	1,771

	45,184	39,328	49,043	36,502	27,950

Income before income tax	13,529	4,850	11,042	3,309	16,756
Income tax expense	2,901	2,122	4,613	894	6,797

Net income	10,628	2,728	6,429	2,415	9,959
Less: net income attributable to non-controlling interests	2,768	712	528	406	31

Net income attributable to Asta Funding, Inc.	$7,860	$2,016	$5,901	$2,009	$9,928

Basic net income per share	$0.66	$0.15	$0.45	$0.16	$0.71

Diluted net income per share	$0.63	$0.15	$0.45	$0.15	$0.69

	(In millions)
	2016	2015	2014		2013	2012
Other Financial Data (Unaudited):
For the Year ended September 30
Cash collections	$29.0	$36.7	$40.2		$51.7	$70.0
Portfolio purchases, at cost	8.2	2.1	5.1		3.3	2.5
Portfolio purchases, at face value	162.9	28.0	478.9		53.5	6.0
Return on average assets	3.2%	1.0%	4.7	%(2)	1.2%	4.2%
Return on average stockholders’ equity(1)	4.3%	1.3%	5.7	%(2)	1.6%	5.9%
Dividends declared per share	$0.00	$0.00	$0.00		$0.08	$0.08
At September 30,
Total assets	256.0	237.4	217.1		211.5	237.6
Total debt and other liabilities	73.9	56.1	35.8		38.2	64.6
Total stockholders’ equity	182.0	181.3	181.3		173.3	173.0
Inception to date — September 30,
Cumulative aggregate purchases, at face value	32,628.2	32,465.3	32,437.3		31,958.3	31,904.9

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

Litigation Funding Business

In 2011, the Company purchased an 80% interest in Pegasus. PLF, an unrelated third party, holds the other 20% interest. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses are distributed at 80% to the Company and 20% to PLF.  These distributions will be made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses.  While the overall returns to Pegasus are currently estimated to be in excess of 20% per annum, the Company has reserved the right to terminate Pegasus if returns to the Company for any rolling twelve (12) month period, after the first year of operations, do not exceed 15%. As of September 30, 2016, the Company had a net invested balance of approximately $48.3 million in personal injury cases. During the fiscal year ended September 30, 2016, distributions of $1.5 million were made to PLF.

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. The Company and PLF have decided not to renew the Pegasus joint venture that, by its terms, terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 and governs the terms relating to the liquidation of the existing Pegasus portfolio.

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus will continue in existence to collect advances on its Portfolio. The Company will fund overhead expenses relating to its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be allocated an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties thereto have also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia will commence funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with PLF.

In 2012, the Company announced the formation of BP Case Management, LLC (“BPCM”), a wholly owned subsidiary of the Company. BPCM entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of BPCM’s investment on a case by case basis and after a 15% preferred return to us. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At BPCM’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of September 30, 2016, BPCM has invested $2.5 million, net of reserve charges, in cases managed by this Venture.

In 2012, BPCM provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in the venture and other assets. At September 30, 2016, the balance in the revolving line of credit was approximately $1.5 million. Effective August 14, 2016, BPCM extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. In addition, the Company agreed to provide financing to CBC of up to $5.0 million, amended to $7.5 million in March 2015. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1.8 million, through the issuance of restricted stock valued at $1.0 million and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 per share and a total of $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued.

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The operating principals of CBC, William J. Skyrm, Esq. and James Goodman, have over 30 years combined experience in the structured settlement industry.

CBC has a portfolio of structured settlements which is financed by approximately $67.4 million of debt, consisting of a $10.1 million line of credit with an institutional source and $57.3 million in notes issued by CBC to third party investors. At September 30, 2016, the Company had an invested value of $85.7 million in structured settlements. The employment contracts of the original two principals expire at the end of December 2016. The Company will not be renewing those contracts, and suitable replacements will be found to fill those positions.

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

	Years Ended September 30,
	2016	2015	2014
Finance income, net	33.4%	48.9%	60.9%
Personal injury claim income	35.4	20.0	21.9
Unrealized gain on structured settlements	13.4	16.8	8.7
Interest income on structured settlements	10.8	11.0	7.3
Disability fee income	7.0	3.3	1.2

Total revenues	100.0	100.0	100.0
Debt forgiveness	—	—	80.1
Other income	2.8	3.9	4.3

	102.8	103.9	184.4

General and administrative expenses	73.2	86.9	86.5
Interest expense	5.6	5.6	3.9
Impairments of consumer receivables acquired for liquidation	0.3	—	60.1

	79.1	92.5	150.5

Income before income taxes	23.7	11.4	33.9
Income tax expense	5.1	5.0	14.2

Net income	18.6	6.4	19.7
Less: net income attributable to non-controlling interest	4.8	1.7	1.6

Net income attributable to Asta Funding, Inc.	13.8%	4.7%	18.1%

Year Ended September 30, 2016 Compared to the Year Ended September 30, 2015

Finance income.     For the fiscal year ended September 30, 2016 (“fiscal year 2016”), finance income from consumer receivables decreased $1.7 million, or 8.2%, to $19.1 million from $20.8 million for the fiscal year ended September 30, 2015 (“fiscal year 2015”). During fiscal year 2016, we acquired $162.9 million in face value of new portfolios at a cost of $8.2 million as compared to $28.0 million of face value portfolios at a cost of approximately $2.1 million, during fiscal year 2015. The portfolios purchased during fiscal year 2016 are accounted for on the cost recovery method.

Net collections decreased $7.7 million, or 21.0%, to $29.0 million for fiscal year 2016 from $36.7 million for fiscal year 2015. During fiscal year 2016, gross collections decreased 20.8% to $44.5 million from $56.2 million for fiscal year 2015, reflecting the lower level of purchases over the last few years. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $4.1 million, or 21.0% as compared to the same period in the prior year and averaged 35.1% of collections for fiscal year 2016 as compared to 34.8% in the same prior year period.

Personal injury claims income.     Personal injury claims income increased $11.7 million or 138.3% to $20.2 million from the prior year level of $8.5 million, as a result of additional interest income earned on its investment in personal injury claims. Additionally, investment in personal injury claims in fiscal years 2014 translated into more closed cases in fiscal year 2016 than in the prior year (cases take an average of 18 months to mature), in addition to increased level of investment in personal injury claims.

Structured settlement income. Structured settlement income of $13.8 million, which includes $7.6 million of unrealized gains and $6.2 million of interest income, is included in the Company’s results in fiscal year 2016, compared to $11.8 million, which includes $7.1 million of unrealized gains and $4.7 million of interest income in fiscal year 2015. This increase in income is the result of increased investments in structured settlements in the current fiscal year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.6 million of unrealized gains recognized in the fiscal year ended September 30, 2016, approximately $8.0 million is due to day one gains on new structured settlements financed during the period, $1.3 million due to a change in the discount rate, offset by a decrease of $1.7 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability Fee income. Disability fee income of $4.0 million in fiscal year 2016 compared to $1.4 million in fiscal year 2015 is the result of a significant increase in cases being processed in the current fiscal year, translating into a significant increase in closed cases.

Other income.     The following table summarizes other income for the years ended September 30, 2016 and 2015:

	2016	2015
Interest and dividend income	$1,183,000	$1,223,000
Realized gains	29,000	369,000
Other	373,000	95,000

	$1,585,000	$1,687,000

General and administrative expenses.     For the year ended September 30, 2016, general and administrative expenses increased $4.9 million, or 13.2%, to $41.8 million from $36.9 million for the year ended September 30, 2015. The increase in general and administrative expenses is related to legal settlement costs of $2.3 million, increased personnel costs of $2.1 million, primarily related to the growth of GAR Disability Advocates, and a reserve for loss on other investments of $1.0 million, partially offset by a net decrease in other expenses.

Interest expense.     For the fiscal year ended September 30, 2016, interest expense increased $0.8 million to $3.2 million from $2.4 million in the fiscal year ended September 30, 2015. The increased interest expense is attributable to the additional CBC debt issued in the current and prior fiscal year in support of the increased investment in structured settlements.

Impairments.     For the fiscal ended September 30, 2016, an impairment of $0.2 million has been recorded. There were no impairments in the fiscal ended September 30, 2015.

Net income before taxes — Consumer Receivables.     Net income before taxes increased $0.3 million, from $13.8 million for the fiscal year ended September 30, 2015 as compared to $14.1 million for the fiscal year ended September 30, 2016, primarily due to decreased foreign exchange losses, $0.3 million, and other expenses, partially offset by a class action suit settlement of $2.0 million during the current fiscal year.

Net income before taxes — Personal Injury Claims.     Net income before taxes increased $13.0 million to $13.1 million in fiscal year 2016 from $0.1 million for the prior fiscal year. The improved results are attributable to increased revenues, $11.7 million, decreased general and administrative expenses, $1.3 million, primarily outside services, $1.2 million.

Net income before taxes — Structured Settlements.     Net income before taxes was $4.7 million in fiscal year 2016 compared to $3.5 million in fiscal year 2015. The increase is due to the continued growth in the investment of the structured settlements.

Net loss before taxes — GAR Disability Advocates.     Net loss before taxes was $7.3 million in the 2016 fiscal year compared to a net loss of $5.8 million in the 2015 fiscal year. GAR Disability Advocates is continuing to build the business and has increased costs associated with acquiring disability cases, marketing and servicing its clients in the current year compared to the prior year. These costs were comprised of increased personnel costs, $3.0 million, advertising, $0.5 million, and postage, $0.3 million, travel expense $0.1 million, partially offset by increased revenues $2.6 million.

Income tax expense.     Income tax expense, consisting of federal and state income taxes, for the fiscal year ended September 30, 2016, was $2.9 million as compared to $2.1 million for the fiscal year ended September 30, 2015. The increase in income tax expense is attributed to the increase in taxable income for the current fiscal year. The state portion of the income tax provision for the fiscal year 2016 was $0.8 million. The state portion of the income tax provision for the fiscal year 2015 has been offset against state net operating loss carry forwards, and, as a result, no state taxes were payable.

Net income.     As a result of the above, the Company had net income for the fiscal year ended September 30, 2016 and 2015 of $10.6 million, and $2.7 million, respectively.

Income attributable to non-controlling interest.     The income attributable to non-controlling interest of $2.8 million is the portion of results attributable to Pegasus and CBC for the fiscal year ended September 30, 2016 as compared to $0.7 million for the fiscal year ended September 30, 2015.

Net income attributable to Asta Funding, Inc.     Net income attributable to Asta Funding, Inc. was $7.9 million for the fiscal year ended September 30, 2016 as compared to net income of $2.0 million for the fiscal year ended September 30, 2015.

The following tables detail non-controlling interest for the year ended September 30, 2016:

	Pegasus Funding LLC	CBC Settlement Funding, LLC	Total Non- Controlling Interests
Balance, beginning of period	$(1,768,000)	$771,000	$(997,000)
Non-controlling interest	2,612,000	156,000	2,768,000
Purchase of CBC non-controlling interest	—	(927,000)	(927,000)
Distributions	(1,489,000)	—	(1,489,000)

Balance, end of period	$(645,000)	$—	$(645,000)

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

Structured settlement income. Structured settlement income of $11.8 million, which includes $7.1 million of unrealized gains and $4.7 million of interest income, is included in the Company’s results in fiscal year 2015, compared to $5.2 million, which includes $2.8 million of unrealized gains and $2.4 million of interest income in fiscal year 2014. This increase in income is the result of increased investments in structured settlements in the current fiscal year in addition, fiscal year 2015 was the first full year of results included as CBC Settlement Funding, LLC was acquired on December 31, 2013. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.1 million of unrealized gains recognized in the fiscal year ended September 30, 2015, approximately $7.1 million is due to day one gains on new structured settlements financed during the period, $1.8 million due to a change in the discount rate, offset by a decrease of $1.8 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Disability Fee income. Disability fee income of $1.4 million in fiscal year 2015 compared to $0.4 million in fiscal year 2014 is the result of a significant increase in manpower in the current fiscal year, translating into a significant increase in closed cases.

Forgiveness of debt. Forgiveness of debt is the result of the Settlement Agreement with the Bank of Montreal (“BMO”), reached in August of fiscal year 2013. The Company made the final payment of the Remaining Amount in June 2014. This was accompanied by a one-time $26.1 million forgiveness of debt.

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

Interest expense.     For the fiscal year ended September 30, 2015, interest expense increased $1.1 million to $2.4 million from $1.3 million in the fiscal year ended September 30, 2014. The increase is due to the growth of CBC and completion of CBC’s fourth private placement of approximately $20.9 million of fixed rate asset-backed notes in November 2014, as a result of the expanding structured settlement business. Additionally, we recognized 12 months of interest expense in the fiscal year 2015 compared to only nine months in fiscal year 2014.

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

Financing Agreement. The Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) was in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the Receivables Financing Agreement (“RFA”) and the Settlement Agreement.

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of September 30, 2016, the Company recorded a liability to BMO of approximately $0.2 million. The funds were subsequently remitted to BMO on October 11, 2016. The liability to BMO is recorded when actual collections are received.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. As of September 30, 2016, the Company had not used this facility.

Tender Offer of Company Common Shares

On March 22, 2016, MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. (“Mangrove”), filed a Tender Offer Statement with the SEC, announcing the commencement of an unsolicited tender offer to acquire up to 3,000,000 shares of Asta common stock at price of $9.00 per share (“the Mangrove Offer”). The Mangrove Offer was sent to the holders of common stock of the Issuer. If the Offer were subscribed, the Mangrove Offer would represent approximately 25.0% of the issued and outstanding shares and would result in Mangrove owning an aggregate of approximately 5,102,427 shares, which would have represented approximately 43.1% of issued and outstanding shares, based on the 11,837,224 shares, issued and outstanding as of March 31, 2016.

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

On April 15, 2016, MPF InvestCo 4, LLC and Mangrove amended its previously announced unsolicited tender offer to acquire up to 3,000,000 shares of Asta’s common stock, increasing the price per share from $9.00 to $9.50, and extending the expiration date to May 9, 2016. In addition, the amendment added certain additional conditions to Mangrove’s obligation to consummate its offer. On April 21, 2016, the Company’s Board of Directors unanimously reaffirmed its recommendation to shareholders that they reject the unsolicited offer, citing the fact that the increased offer was still at the bottom of the range in the Company’s self-tender, as described above. On April 26, 2016, Mangrove announced the termination of its Tender Offer, which had been due to expire on May 9, 2016. Mangrove stated that it had terminated its offer because it determined that a condition of the offer would not be satisfied. None of the shares of the Company’s common stock were purchased under the Mangrove offer.

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

Pursuant to the Agreement, the Company agreed to make available to Mangrove and its representatives certain confidential information relating to the Company or its subsidiaries, and Mangrove has agreed to make available to the Company and its representatives certain confidential information relating to Mangrove and its affiliates (collectively, the “Confidential Information”). The Company and Mangrove agreed not to disclose the Confidential Information, and to cause each of their representatives, respectively, not to disclose the Confidential Information, except as required by law. Pursuant to the Agreement, the Company provided information requested by Mangrove to one or more of Mangrove’s representatives and such representatives prepared summaries of such information (the “Summaries”). Following the Company’s approval of the Summaries, the approved Summaries were provided to Mangrove. The Company has agreed to release the approved Summaries publicly on or prior to the end of the Extended Period (as defined in the Agreement), to the extent that the information contained in the Summaries has not already been disclosed.

Further, under the terms of the Agreement, Mangrove and the Company have agreed to certain restrictions during the Discussion Period, which began on May 25, 2016 and the Extended Period (each as defined in the Agreement), including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the Securities and Exchange Commission of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the Securities and Exchange Commission (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

On November 21, 2016, Mangrove notified the Company that they were terminating the Agreement with the Company. Upon termination of the Discussion Period, the Agreement provides for a period of thirty (30) days thereafter, the Extended Period. Throughout the Extended Period of the Agreement, the parties are subject to the standstill provisions of the Agreement. Following the Discussion Period and the Extended Period, nothing in the Agreement shall prohibit any party from taking any of the activities referred to as the Restricted Activities, and specifically nothing shall restrict Mangrove or its representatives from calling a special meeting, nominating one or more candidates to serve as directors of the Company or commencing, or announcing its intention to commence, a “solicitation” of “proxies” (as such terms are used in Regulation 14A of the Securities Exchange Act of 1934, as amended) to vote with respect to any meeting of stockholders of the Company. The effective termination date of this Agreement is January 6, 2017.

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

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with Pegasus, and PLF. The Company and PLF have decided not to renew the Pegasus joint venture that by its terms terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus will continue in existence in order to collect advances on its existing Portfolio. The Company will fund overhead expenses relating to the collection of the Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be allocated an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties thereto have also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

Divorce Funding

On May 18, 2012, the formed BP Case Management, LLC (“BPCM”), a wholly owned subsidiary of the Company. BPCM entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but had been extended to August 2016. Effective August 14, 2016, the Company extended its revolving line of credit with Balance Point until March 31, 2017, at substantially the same terms as the September 14, 2014 amendment. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of September 30, 2016, CBC had structured settlements valued at $85.7 million and debt of $67.4 million, consisting of a $10.1 million line of credit and an aggregate of $57.3 million of non-recourse notes.

Cash Flow

As of September 30, 2016, our cash and cash equivalents decreased $5.8 million to $18.5 million, from $24.3 million at September 30, 2015. Although our cash flow remains strong, we have diversified some of our cash flow into other investments.

Net cash provided by operating activities was $5.0 million during the fiscal year ended September 30, 2016, as compared to $21.1 million used in operating activities for the fiscal year ended September 30, 2015. Net cash used in investing activities was $15.2 million during the fiscal year ended September 30, 2016, as compared to $0.3 million during the fiscal year ended September 30, 2015. The change in cash in investing activities is primarily due to increased investments in personal injury claims. Net cash provided by financing activities was $4.4 million during the fiscal year ended September 30, 2016, as compared to $17.0 million provided by financing activities in the same 2015 period. The increased use in financing activities for the purchase of treasury stock in the current year period was partially offset by the decrease in net CBC borrowings in the current fiscal year.

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

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. The outcome of any future transaction(s) is subject to market conditions. In addition, due to these opportunities, we continue to seek opportunities with banking organizations and others on a possible financing loan facility

Share Repurchase Program

On August 11, 2015, the Board of Directors of the Company (“Board of Directors”) approved the repurchase of up to $15 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities Exchange Act (“the Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved a further extension of the Plan to December 31, 2016. On March 22, 2016, a Company shareholder commenced a tender offer for the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Stock Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Company’s Shares Repurchase Plan. Through September 30, 2015, the company had purchased 201,800 shares at a cost of approximately $1,751,000.

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

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years:

Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt Obligations	$57,282,000	$4,391,000	$7,390,000	$7,984,000	$37,517,000
Operating Lease Obligations	1,871,000	690,000	892,000	289,000	—

Total	$59,153,000	$5,081,000	$8,282,000	$8,273,000	$37,517,000

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In millions)
Balance at beginning of period	$15.6	$29.4	$64.3	$94.2	$122.7
Acquisitions of finance receivables, net of buybacks	8.2	2.1	5.1	3.3	2.5
Cash collections from customers applied to principal(1)	(9.3)	(15.8)	(20.4)	(22.2)	(29.1)
Cash collections represented by account sales applied to principal(1)	—	(0.1)	(0.1)	—	(0.1)
Impairments/Portfolio write down	(0.2)	—	(19.5)	(11.0)	(1.8)

Balance at end of period	$14.3	$15.6	$29.4	$64.3	$94.2

(1)

Cash collections applied to principal consists of cash collections less income recognized on finance receivables plus amounts received by us from the sale of consumer receivable portfolios to third parties.

Portfolio Purchases

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Aggregate Purchase Price	$8.2	$2.1	$5.1
Aggregate Portfolio Face Amount	162.9	28.0	478.9

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

Schedule of Cost Recovery Portfolios

	September 30, 2016	September 30, 2015	September 30, 2014
		(In millions)
Original Purchase Price (at period end)	$1,264.9	$1,256.7	$1,254.6
Cumulative Aggregate Managed Portfolios (at period end)	32,628.2	32,465.3	32,437.3
Receivable Carrying Value (at period end)	14.3	15.6	29.4
Finance Income Earned (for the respective period)	19.1	20.8	19.5
Total Cash Flows (for the respective period)	29.0	36.7	40.2

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has reviewed this ASU and determined that it will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued Update No. 2016-02 to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating leases will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is in the process of evaluating the provisions of the ASU, but does not expect it to have a material effect on the Company’s consolidated statements of cash flows.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2016, 2015 and 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. The debt associated with CBC, had a balance of approximately $67.4 million, consisting of $10.1 million through a line of credit, at a rate of LIBOR plus 4%, with a floor of 4.1%, from a financial institution, and $57.3 million of notes at varying rates, from 4.85% to 8.75%, issued by CBC’s subsidiaries. At September 30, 2016, the LIBOR rate was 0.5311%. Thus, a 25 basis point change in the LIBOR rate would have had no impact on the line of credit interest expense, as the resulting rate would still have been below the 4.1% floor.

We have elected to measure structured settlements at fair value under ASC 825. However, the debt used to finance our investments in structured settlements is measured at cost. This results in an accounting mismatch that yields potential gains or losses, recognized in the consolidated statements of income, depending primarily on changes in interest rates.

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

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we believe that we maintained effective internal control over financial reporting as of September 30, 2016.

Changes in Internal Controls over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2016 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2016 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2016, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the three-year period ended September 30, 2016, and our report dated December 14, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/WeiserMazars LLP

Edison, New Jersey

December 14, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after September 30, 2016 and is incorporated herein by this reference.

Item 11 .	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after September 30, 2016 and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after September 30, 2016 and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after September 30, 2016 and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of stockholders to be filed not later than 120 days after September 30, 2016 and is incorporated herein by this reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report

Exhibit Number
3.1	Certificate of Incorporation(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Certificate of Designation of Series A Preferred Stock(3)
3.4	Bylaws(4)
3.5	Amendments to Article IX of the By-Laws of Asta Funding, Inc.(5)
4.1	Rights Agreement, dated as of August 23, 2012, between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC(6)
10.1	Asta Funding, Inc 1995 Stock Option Plan as Amended(1)
10.2	Asta Funding, Inc. 2002 Stock Option Plan(2)

Exhibit Number
10.3	Asta Funding, Inc. Equity Compensation Plan(7)
10.4	Asta Funding, Inc. 2012 Stock Option and Performance Award Plan(8)
10.5	Form of Intercreditor Agreement between Asta Funding and IDB as lending agent(9)
10.6	Amended and Restated Management Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](10)
10.7	Amended and Restated Master Servicing Agreement, dated as of January 16, 2009, between Palisades Collection, L.L.C., and [*](11)
10.8	First Amendment to Amended and Restated Master Servicing Agreement, dated as of September 16, 2007, by and among Palisades Collection, L.L.C., and [*], and [*](12)
10.9	Indemnification agreement between Asta Funding and GMS Family Investors LLC. (13)
10.10	Settlement Agreement and Omnibus Amendment among Asta Funding, Inc., Palisades Acquisition XVI and BMO Capital Markets dated August 7, 2013. (20)
10.11	Lease agreement between the Company and ESL200 LLC dated August 2, 2010 (14)
10.12	Revolving Credit Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(15)
10.13	Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC(16)
10.14	Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC(17)
10.15	Operating Agreement of Pegasus Funding, LLC, dated December 28, 2011(18)
10.16	Consulting Agreement, dated December 12, 2011, by and between the Company and A.L. Piccolo & Co., Inc.(20)
10.17	Membership Interest Purchase Agreement by and among CBC Settlement, LLC, CBC Management Services Group, LLC, Asta Funding, Inc. and Other Parties Hereto (22) (24)
10.18	Amended and Restated Operating Agreement of CBC Settlement Funding, LLC (23) (24)
10.19	Asta Funding, Inc. lease agreement with ESL 200 LLC (25)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Registrant’s Chief Financial Officer, Bruce Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer, Bruce Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith

(1)	Incorporated by reference to an Exhibit to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212).

(2)	Incorporated by reference to an Exhibit to Asta Funding’s Quarterly Report on Form 10-QSB for the three months ended March 31, 2002.

(3)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(4)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Annual Report on Form 10-KSB for the year ended September 30, 1998.

(5)	Incorporated by reference to Exhibit 3.2 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to Asta Funding’s Current Report on Form 8-K filed August 24, 2012.

(7)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed March 3, 2006.

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

(25)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed October 29, 2015.

(26)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s current report on Form 8-K filed March 31, 2016.

(27)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s current report on Form 8-K filed May 26, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/WeiserMazars LLP

Edison, New Jersey
December 14, 2016

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2016	2015
ASSETS
Cash and cash equivalents	$18,526,000	$24,315,000
Available-for-sale investments	56,764,000	59,727,000
Consumer receivables acquired for liquidation (at net realizable value)	14,320,000	15,608,000
Structured settlements	85,708,000	64,635,000
Investment in personal injury claims, net	48,289,000	36,668,000
Other investments	3,590,000	4,239,000
Due from third party collection agencies and attorneys	1,005,000	1,422,000
Prepaid and income taxes receivable	880,000	6,744,000
Furniture and equipment (net of accumulated depreciation of $1,758,000 at September 30, 2016 and $4,865,000 at September 30, 2015)	243,000	480,000
Deferred income taxes	15,530,000	12,279,000
Goodwill	2,770,000	2,770,000
Other assets	8,423,000	8,485,000

Total assets	$256,048,000	$237,372,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other debt — CBC (includes non-recourse notes payable amounting to $57.3 million at September 30, 2016 and $47.0 million at September 30, 2015)	$67,435,000	$51,611,000
Other liabilities	5,974,000	4,441,000
Income taxes payable	493,000	—

Total liabilities	73,902,000	56,052,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at September 30, 2016 and 13,061,673 at September 30, 2015; and outstanding 11,876,224 at September 30, 2016 and 12,859,873 at September 30, 2015	133,000	131,000
Additional paid-in capital	67,026,000	65,011,000
Retained earnings	128,471,000	120,611,000
Accumulated other comprehensive (loss) income, net of income taxes	86,000	(1,685,000)
Treasury stock (at cost), 1,460,284 shares at September 30, 2016 and 201,800 shares at September 30, 2015	(12,925,000)	(1,751,000)
Non-controlling interests	(645,000)	(997,000)

Total stockholders’ equity	182,146,000	181,320,000

Total liabilities and stockholders’ equity	$256,048,000	$237,372,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2016	2015	2014
Revenues:
Finance income, net	$19,056,000	$20,757,000	$19,865,000
Personal injury claims income	20,212,000	8,482,000	7,134,000
Unrealized gain on structured settlements	7,657,000	7,146,000	2,840,000
Interest income on structured settlements	6,192,000	4,672,000	2,368,000
Disability fee income	4,011,000	1,434,000	378,000

Total revenues	57,128,000	42,491,000	32,585,000
Forgiveness of non-recourse debt	—	—	26,101,000
Other income (includes ($63,000), ($155,000), and ($143,000) during the years ended September 30, 2016, 2015 and 2014, respectively, of accumulated other comprehensive income reclassifications for realized net losses on securities).	1,585,000	1,687,000	1,399,000

	58,713,000	44,178,000	60,085,000

Expenses:
General and administrative expenses	41,797,000	36,933,000	28,192,000
Interest expense	3,223,000	2,395,000	1,260,000
Impairments of consumer receivables acquired for liquidation	164,000	—	19,591,000

	45,184,000	39,328,000	49,043,000

Income before income tax	13,529,000	4,850,000	11,042,000
Income tax expense (includes tax benefit (expense) of $24,000, $68,000 and $59,000 during the years ended September 30, 2016, 2015 and 2014, respectively, of accumulated other comprehensive income reclassifications for realized net (losses) gains on available for sales securities)	2,901,000	2,122,000	4,613,000

Net income	10,628,000	2,728,000	6,429,000
Less: net income attributable to non-controlling interests	2,768,000	712,000	528,000

Net income attributable to Asta Funding, Inc.	$7,860,000	$2,016,000	$5,901,000

Net income per share attributable to Asta Funding, Inc.:
Basic	$0.66	$0.15	$0.45
Diluted	$0.63	$0.15	$0.45
Weighted average number of common shares outstanding:
Basic	11,996,500	13,044,215	12,981,076
Diluted	12,508,561	13,314,605	13,205,933

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
	2016	2015	2014
Comprehensive income is as follows:
Net income	$10,628,000	$2,728,000	$6,429,000

Net unrealized securities gain/(loss), net of tax benefit / (expense) of ($529,000), $303,000 and ($599,000), during the years ended September 30, 2016, 2015 and 2014, respectively.	868,000	(260,000)	900,000
Reclassification adjustments for securities sold, net of tax benefit of $24,000, $68,000 and $59,000, during the years ended September 30, 2016, 2015 and 2014, respectively.	(39,000)	(87,000)	(84,000)
Foreign currency translation, net of tax (expense) benefit of ($628,000) and $987,000, during the years ended September 30, 2016 and 2015, respectively.	942,000	(1,480,000)	—

Other comprehensive income (loss)	1,771,000	(1,827,000)	816,000

Total comprehensive income	$12,399,000	$901,000	$7,245,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2016, 2015 and 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$112,694,000	$(674,000)	$(17,805,000)	$(184,000)	$173,284,000

Exercise of options	11,600	—	40,000	—	—	—	—	40,000
Stock based compensation expense	—	—	1,744,000	—	—	—		1,744,000
Net income,	—	—	—	5,901,000	—	—	528,000	6,429,000
Unrealized gain on marketable securities	—	—	—	—	816,000	—	—	816,000
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)	—	—	17,805,000	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(1,057,000)	(1,057,000)

Balance, September 30, 2014	12,985,839	130,000	63,102,000	118,595,000	142,000	—	(713,000)	181,256,000
Exercise of options	60,834	1,000	475,000	—	—	—	—	476,000
Stock based compensation expense	—	—	1,434,000	—	—	—	—	1,434,000
Restricted stock	15,000	—	—	—	—	—	—	—
Net income	—	—	—	2,016,000	—	—	712,000	2,728,000
Unrealized loss on marketable securities	—	—	—	—	(347,000)	—	—	(347,000)
Purchase of treasury stock	—	—	—	—	—	(1,751,000)	—	(1,751,000)
Foreign currency translation, net	—	—	—	—	(1,480,000)	—	—	(1,480,000)
Distributions to non-controlling interest	—	—	—	—	—	—	(996,000)	(996,000)

Balance, September 30, 2015	13,061,673	131,000	65,011,000	120,611,000	(1,685,000)	(1,751,000)	(997,000)	181,320,000
Exercise of options	146,531	1,000	1,203,000	—	—	—	—	1,204,000
Stock based compensation expense	—	—	686,000	—	—	—	—	686,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	7,860,000	—	—	2,768,000	10,628,000
Unrealized gain on marketable securities	—	—	—	—	829,000	—	—	829,000
Purchase of treasury stock	—	—	—	—	—	(11,174,000)	—	(11,174,000)
Foreign currency translation, net	—	—	—	—	942,000	—	—	942,000
Purchase of subsidiary shares from non-controlling interest	123,304	1,000	126,000	—	—	—	(927,000)	(800,000)
Distributions to non-controlling interest	—	—	—	—	—	—	(1,489,000)	(1,489,000)
Balance, September 30, 2016	13,336,508	$133,000	$67,026,000	$128,471,000	$86,000	$(12,925,000)	$(645,000)	$182,146,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$10,628,000	$2,728,000	$6,429,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	497,000	366,000	363,000
Deferred income taxes	(3,251,000)	(5,343,000)	446,000
Impairments of consumer receivables acquired for liquidation	164,000	—	19,591,000
Stock based compensation	686,000	1,434,000	1,744,000
Loss on sale of available-for-sale securities	63,000	155,000	143,000
Structured settlements — accrued interest	(5,414,000)	(4,330,000)	(2,282,000)
Structured settlements — gains	(7,657,000)	(7,146,000)	(2,840,000)
Unrealized gain on other investments	(359,000)	(68,000)	—
Unrealized foreign exchange loss on other investments	8,000	829,000	—
Reserve for loss on investment	1,000,000	—	—
Operating Lease Adjustment	21,000	—	—
Forgiveness of non-recourse debt	—	—	(26,101,000)
Changes in:
Prepaid and income taxes receivable	5,864,000	(6,314,000)	1,066,000
Due from third party collection agencies and attorneys	417,000	(396,000)	143,000
Other assets	(597,000)	(2,551,000)	(1,592,000)
Income taxes payable	493,000	—	—
Other liabilities	2,475,000	(489,000)	745,000

Net cash provided by (used in) operating activities	5,038,000	(21,125,000)	(2,145,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(8,162,000)	(2,110,000)	(5,078,000)
Principal collected on consumer receivables acquired for liquidation	9,286,000	15,944,000	20,271,000
Principal collected on consumer receivable accounts represented by account sales	—	2,000	26,000
Purchase of available-for-sale securities	(12,020,000)	(17,843,000)	(20,111,000)
Proceeds from sales of available-for-sale securities	16,302,000	24,178,000	12,560,000
Purchase of other investments	—	(5,000,000)	—
Cash paid for acquisition (net of cash acquired)	—	—	(5,588,000)
Purchase of non-controlling interest	(800,000)	—	—
Investments in personal injury claims — advances	(36,890,000)	(25,077,000)	(22,218,000)
Investments in personal injury claims — receipts	25,269,000	20,761,000	25,624,000
Investments in structured settlements — advances	(15,962,000)	(16,615,000)	(9,808,000)
Investments in structured settlements — receipts	7,960,000	5,535,000	3,287,000
Capital expenditures	(175,000)	(90,000)	(13,000)

Net cash used in investing activities	(15,192,000)	(315,000)	(1,048,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,204,000	476,000	40,000
Purchase of treasury stock	(11,174,000)	(1,751,000)	—
Change in restricted cash	—	—	968,000
Distributions to non-controlling interest	(1,489,000)	(996,000)	(1,057,000)
Repayments of non-recourse debt — Bank of Montreal, net	—	—	(9,659,000)
Borrowings of other debt — CBC	32,102,000	54,766,000	9,903,000
Repayments of other debt — CBC	(16,278,000)	(35,450,000)	(3,471,000)

Net cash (used in) provided by financing activities	4,365,000	17,045,000	(3,276,000)

Net decrease in cash and cash equivalents	(5,789,000)	(4,395,000)	(6,469,000)
Cash and cash equivalents at beginning of year	24,315,000	28,710,000	35,179,000

Cash and cash equivalents at end of year	$18,526,000	$24,315,000	$28,710,000

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,252,000	$2,398,000	$1,004,000

Income taxes	$307,000	$13,060,000	$3,100,000

Supplemental disclosures of non-cash investing and financing activities:
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$1,000,000	—	—
Structured settlements	—	—	$30,436,000
Other debt — CBC	—	—	$23,363,000
Retirement of treasury stock	—	—	$17,505,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC Settlement Funding, LLC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

Structured settlements

CBC purchases structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, and its securitized debt, issued through its BBR subsidiaries. Blue Bell Receivables I, LLC (“BBR I”), Blue Bell Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”), Blue Bell Receivables IV, LLC (“BBR IV”), Blue Bell Receivables V, LLC (BBR V”) and Blue Bell Receivables VI, LLC (BBR VI”), collectively the “Blue Bell Entities,” are variable interest entities (“VIEs”). CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders.

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices.

[2] Liquidity:

Consumer receivables

The Company’s cash requirements have been and will continue to be significant. In the past, we have depended upon external financing to acquire consumer receivables, fund operating expenses, interest and income taxes. We have depended solely on operating cash flow to fund the acquisition of portfolios, pay operating expenses, and taxes. Net collections decreased $7.7 million or 21.0% from $36.7 million in fiscal year 2015 to $29.0 million in fiscal year 2016. Although the Company’s collections decreased from the prior year, the Company believes its net cash collections over the next twelve months, coupled with its current liquid cash balances, will be sufficient to cover its operating expenses.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Liquidity (Continued):

Personal Injury Claims

On December 28, 2011, we formed a joint venture Pegasus with Pegasus Legal Funding, LLC (“PLF”). Pegasus purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties — Asta Funding, Inc. 80% and PLF, 20%. Funding for the business comes from internally-generated revenue and the Company.

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holding, LLC, Fund Pegasus, LLC, Pegasus, PLF, Max Alperovich and Alexander Khanas. The Company and PLF decided not to renew the Pegasus joint venture that by its terms terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”). (See Note V - Subsequent Events).

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus will continue in existence in order to collect advances on its existing Portfolio. The Company will fund overhead expenses relating to the collection of the portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be allocated an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continue through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred to the Company prior to the calculation and distribution of any profits.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. The principals of CBC, William J. Skyrm, Esq. and James Goodman, each retained a 10% interest in CBC. In addition, the Company has agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On November 26, 2014, CBC announced the completion of its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $20.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 30, 2015, CBC completed its fifth private placement backed by structured settlements and fixed annuity payments. CBC issued through its subsidiary, BBRV, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On July 8, 2016, CBC issued, through its subsidiary, BBR VI, LLC, approximately $14.8 million of fixed asset-backed notes, with a yield of 4.85% and a maturity date of February 15, 2043. The original loan balance at the time of closing was approximately $13.7 million. On March 1, 2015 CBC entered into the 9th amendment to the line of credit agreement with a new maturity date of March 1, 2017, increased the credit to $25.0 million and lowered the floor to 4.1%. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at a fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of September 30, 2016, the debt approximated $67.4 million.

Disability Advocates

Funding for the GAR Disability Advocates business is from the Company and internally-generated revenues.

[3] Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchased in March 2007 (the “Portfolio Purchase”), which, as of September 30, 2016, had a value of $4.2 million. (See Note H —Non-Recourse Debt — Bank of Montreal for additional details)

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Principles of consolidation(continued):

Blue Bell Receivables I, LLC, Blue Bells Receivables II, LLC, Blue Bell Receivables III, LLC, Blue Bell Receivables IV, LLC, Blue Bell Receivables V, LLC and Blue Bell Receivables VI, LLC (the “Blue Bell Entities”) are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities held structured settlements of $85.7 million and non-recourse notes payable of $57.3 million as of September 30, 2016.

[4] Concentration of Credit Risk — Cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 10 banks that exceeded the balance insured by the FDIC by approximately $14.0 million at September 30, 2016. The Company is not exposed to any significant credit risk due to concentration of cash.

[5] Available-for-Sale Investments:

Investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual available-for-sale securities below their respective costs that are other than temporary will result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether another-than-temporary impairment has occurred include: a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

[6] Income recognition, Impairments and Accretable yield adjustments:

Income Recognition

The Company accounts for certain of its investments in finance receivables using the guidance of FASB Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances

Under the guidance of ASC 310-30, the Company must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

September 30, 2016 and 2015

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

[8] Furniture and equipment:

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Amortization on leasehold improvements is provided by the straight line-method of the remaining life of the respective lease. An accelerated depreciation method is used for tax purposes.

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

September 30, 2016 and 2015

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

The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2016, 2015 and 2014:

	2016			2015			2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$7,860,000	11,996,500	$0.66	$2,016,000	13,044,215	$0.15	$5,901,000	12,981,076	$0.45

Dilutive effect of stock options		512,061	(0.03)		270,390	0.00		224,857	0.00

Diluted	$7,860,000	12,508,561	$0.63	$2,016,000	13,314,605	$0.15	$5,901,000	13,205,933	$0.45

At September 30, 2016, 300,470 options at a weighted average exercise price of $9.82 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2015, 418,962 options at a weighted average exercise price of $9.57 were not included in the diluted earnings per share calculation as they were anti-dilutive. At September 30, 2014, 960,559 options at a weighted average exercise price of $12.12 were not included in the diluted earnings per share calculation as they were anti-dilutive.

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

[12] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation — Stock Compensation , (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. This update is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has reviewed this ASU and determined that it will not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued Update No. 2016-02 to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating leases will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is in the process of evaluating the provisions of the ASU, but does not expect it to have a material effect on the Company’s consolidated statements of cash flows.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B — AVAILABLE - FOR -SALE INVESTMENTS

Mutual funds investments classified as available-for-sale at September 30, 2016 and 2015 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2016	$55,724,000	$1,089,000	$(49,000)	$56,764,000
2015	$60,069,000	$98,000	$(440,000)	$59,727,000

The available-for-sale investments did not have any contractual maturities. The Company sold three investments during the year ended September 30, 2016, with an aggregate realized loss of $63,000. Additionally, the Company received $92,000 in capital gains distributions during fiscal year 2016. The Company sold four investments during the year ended September 30, 2015, with an aggregate realized loss of $155,000. Additionally, the Company received $234,000 in capital gains distributions during fiscal year 2015. The realized gains and losses are all included as part of other income.

At September 30, 2016, there were six investments, two of which were in an unrealized loss position that had existed for 12 months or more. At September 30, 2015, there were six investments, four of which were in an unrealized loss position. Three of the four investments had unrealized losses existing for more than 12 months and one of the four for 12 months or less. All of these securities were considered to be acceptable credit risks. Based on the evaluation of the available evidence at that time, including changes in market rates and credit rating information, management believed that any decline in fair value for these instruments would be temporary. In addition, management had the ability but did not believe it would be required to sell those investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of those securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

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

September 30, 2016 and 2015

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

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Year Ended September 30,
	2016	2015
Balance, beginning of period	$15,608,000	$29,444,000
Acquisitions of receivable portfolio	8,162,000	2,110,000
Net cash collections from collection of consumer receivables acquired for liquidation	(28,827,000)	(36,361,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(84,000)	(79,000)
Impairment	(164,000)	—
Effect of foreign currency translation	569,000	(263,000)
Finance income recognized	19,056,000	20,757,000

Balance, end of period	$14,320,000	$15,608,000

Finance income as a percentage of collections	65.9%	57.0%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE C — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED)

During the year ended September 30, 2016, the Company purchased $162.9 million in face value receivables at a cost of $8.2 million. During the year ended September 30, 2015, the Company purchased $28.0 million in face value receivables at cost of $2.1 million.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2016, 2015 and 2014, respectively.

	For the Years Ended September 30,
	2016	2015	2014
Gross collections(1)	$44,523,000	$56,195,000	$67,913,000
Less: commissions and fees(2)	15,612,000	19,755,000	27,751,000

Net collections	$28,911,000	$36,440,000	$40,162,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

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

NOTE D — ACQUISITION OF CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million.

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at a fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued as part of the transaction. These shares are subject to a one year lock-up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period (see Note N – Stock Based Compensation).

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms (see Note L – Commitments and Contingencies).

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE E — STRUCTURED SETTLEMENTS (AT FAIR VALUE)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of income. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.7 million of unrealized gains recognized in the fiscal year ended September 30, 2016, approximately $8.0 million is due to day one gains on new structured settlements financed during the period, $1.3 million due to a change in the discount rate, offset by a decrease of $1.6 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

The Company elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at September 30, 2016 and revenue for the fiscal year ended September 30, 2016.

Structured settlements consist of the following as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Maturity(1)(2)	$133,059,000	$99,135,000
Unearned income	(47,351,000)	(34,500,000)

Net carrying value	$85,708,000	$64,635,000

(1)	The maturity value represents the aggregate unpaid principal balance at September 30, 2016 and 2015.

(2)	There are no amounts of structured settlements that are past due, or in non-accrual status at September 30, 2016 and 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE E — STRUCTURED SETTLEMENTS (AT FAIR VALUE) (CONTINUED)

Encumbrances on structured settlements as of September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$1,862,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,242,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	3,987,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	18,979,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 30, 2034 (3)	14,507,000	15,361,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	13,705,000	—
$25,000,000 revolving line of credit (3)	10,154,000	4,623,000

Encumbered structured settlements	67,435,000	51,611,000
Structured settlements not encumbered	18,273,000	13,024,000

Total structured settlements	$85,708,000	$64,635,000

(3)	See Note I — Other Debt — CBC

At September 30, 2016, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017	$9,295,000
September 30, 2018	8,093,000
September 30, 2019	8,122,000
September 30, 2020	7,538,000
September 30, 2021	8,334,000
Thereafter	91,677,000

Total	$133,059,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE F — LITIGATION FUNDING

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. The Company, through Pegasus, earned $20.2 million in interest and fees during fiscal year 2016 compared to $8.5 million and $7.1 during fiscal years 2015 and 2014, respectively. The Company had a net invested balance in personal injury claims of $48.3 million and $36.7 million on September 30, 2016 and 2015, respectively. Pegasus records reserves for bad debts, which, at September 30, 2016 and 2015 amounted to $8.5 million, and $5.5 million, respectively, as follows:

	For the Years Ended September 30,
	2016	2015
Balance at beginning of period	$5,459,000	$2,474,000
Provisions for losses	3,785,000	3,789,000
Write offs	(702,000)	(804,000)

Balance at end of period	$8,542,000	$5,459,000

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. The Company and PLF have decided not to renew the Pegasus joint venture that, by its terms, terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the liquidation of the existing Pegasus portfolio (the “Portfolio”). (See Note V – Subsequent Events)

Matrimonial Claims

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”) a wholly owned subsidiary of the Company. BPCM entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. The loan balance at September 30, 2016 was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of September 30, 2016, the Company’s investment in cases through BPCM was approximately $2.5 million. A net loss of approximately $461,000 has been recognized during the year ended September 30, 2016 which includes a bad debt expense of approximately $524,000. There was no income recognized for the fiscal years ended September 30, 2015 and 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE G — FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2016 and 2015 consist of the following:

	2016	2015
Furniture	$417,000	$414,000
Equipment	234,000	3,622,000
Software	1,350,000	1,210,000
Leasehold improvements	—	99,000

	2,001,000	5,345,000
Less accumulated depreciation and amortization	1,758,000	4,865,000

	$243,000	$480,000

Depreciation expense for the years ended September 30, 2016, 2015 and 2014 aggregated $391,000, $366,000, and $363,000, respectively.

NOTE H — NON RECOURSE DEBT

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

During the month of June, the Company received the balance of the $16.9 million, and, as of September 30, 2016, the Company recorded a liability to BMO of approximately $159,000. The funds were subsequently remitted to BMO on October 11, 2016. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has not borrowed against the facility and no amounts were outstanding as of September 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE I — OTHER DEBT — CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On July 8, 2016, CBC issued, through its subsidiary, BBR VI, approximately $14.8 million of fixed rate asset-backed notes with a yield of 4.85%.

As of September 30, 2016, the remaining debt amounted to $67.4 million, which consisted of $10.1 million drawdown from a line of credit from an institutional source and $57.3 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at September 30, 2016 and 2015:

	Interest Rate	September 30, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,862,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,242,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,987,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	18,978,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	14,507,000	15,361,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,705,000	—

Subtotal notes payable		57,281,000	46,988,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	10,154,000	4,623,000

Total debt — CBC		$67,435,000	$51,611,000

NOTE J — OTHER LIABILITIES

Other liabilities as of September 30, 2016 and 2015 are as follows:

	2016	2015
Accounts payable and accrued expenses	$3,104,000	$3,394,000
Lawsuit reserve (see Note L – Commitments and Contingencies – Legal Matters)	2,345,000	—
IRS interest payable (see Note K – Income Taxes)	—	624,000
Other	525,000	423,000

Total other liabilities	$5,974,000	$4,441,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE K — INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Current:
Federal	$5,162,000	$6,841,000	$4,166,000
State	799,000	—	—
Interest on IRS payment	10,000	624,000	—

	5,971,000	7,465,000	4,166,000

Deferred:
Federal	(2,345,000)	(7,282,000)	(1,620,000)
State	(725,000)	1,939,000	2,067,000

	(3,070,000)	(5,343,000)	447,000

Provision for income taxes	$2,901,000	$2,122,000	$4,613,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2016, 2015 and 2014 as follows:

	2016	2015	2014
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.9	5.9	4.5
State tax rate change	(4.8)	—	8.4
Permanent difference in municipal interest	(2.9)	(6.6)	(3.3)
Permanent difference other	0.3	—	0.2
Federal prior year provision to return difference	1.3	—	0.2
Other state tax items primarily related to change in New York tax law	(6.5)
Interest on IRS payment	—	12.9	—
Non-controlling interests	(7.2)	(5.9)	(0.3)
Change in valuation allowance	3.8	—	—
Other	(2.5)	3.4	(1.9)

Effective income tax rate	21.4%	43.7%	41.8%

The Company recognized a net deferred tax asset of $15,530,000 and $12,279,000 as of September 30, 2016 and 2015, respectively. The components are as follows:

	September 30, 2016	September 30, 2015
Impairments/bad debt reserves	4,374,000	1,752,000
Revenue recognition pertaining to the cost over estimated collections method	13,463,000	9,911,000
State tax net operating loss carry forward	6,879,000	6,684,000
Stock based compensation	3,385,000	3,062,000
Unrealized gain on structured settlements	(6,311,000)	(3,644,000)
Depreciation, amortization and other	(190,000)	77,000

Deferred income taxes	21,600,000	17,842,000
Deferred tax valuation allowance	(6,070,000)	(5,563,000)

Deferred income taxes	$15,530,000	$12,279,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE K — INCOME TAXES (CONTINUED)

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss (“NOL”) carry forwards (from September 30, 2009) is September 30, 2029. The New Jersey NOL carry forward balance as of September 30, 2016 is approximately $73.9 million. In addition, the Company has New York State and City NOL of approximately $1.0 million as of September 30, 2016. Included in the Federal current tax provision is the effect of an IRS audit, taking into consideration the adjustment affected in fiscal year 2013 for the tax periods 2009 through 2013, coupled with the Federal tax refund carry back claim resulting from the carry back of the current net operating loss. This current tax provision was offset by a deferred tax provision of the same amount because the IRS adjustment was temporary in nature. There are no federal NOL carry forwards.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement, if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2016. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $6.1 million as of September 30, 2016 as compared to $5.6 million reported on September 30, 2015. Although the carry forward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carry forward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Interest and penalties are presented as a component of income taxes. $10,000 and $624,000 of interest was recognized in the Company’s consolidated financial statements for 2016 and 2015 respectively. On July 16, 2015, the Company made a payment to the IRS of approximately $13 million in anticipation of the conclusion of the examination by the IRS and in accordance with the notice of proposed adjustment, for the fiscal years September 30, 2009 through September 30, 2013. The adjustment was the result of a change in the accounting method for income tax purposes. Apart from the change in accounting method for income tax purposes, there were no other material disallowances or adjustments to other items of income, deductions, and credits to the tax returns under examination. The payment does not include approximately $633,000 of interest related to the tax year of the IRS adjustment, September 30, 2013, which has been accrued as of July 15, 2015, classified in the income tax line of the statements of income. As a result of the IRS examination, the Company has amended its federal tax return for the fiscal year ended September 30, 2014, to reflect the new accounting method for tax purposes, and the state tax returns for theirs audit periods covered. There is no state and local tax liability as a result of the federal tax examination; however, the New Jersey state NOL was adjusted to reflect the current year and revised previous years’ results. On December 1, 2015, the Company received notification that the Congressional Joint Committee on Taxation completed its consideration on the income tax returns and took no exception to the conclusions reached by the IRS.

The tax returns for the 2014 and 2015 fiscal years are subject to examination. The Company does not have any uncertain tax positions.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE L — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas, (iii) New York, New York and (iv) Conshohocken, Pennsylvania. The leases are operating leases, and the Company incurred related rent expense in the amounts of $936,000, $967,000 and $617,000 during the years ended September 30, 2016, 2015 and 2014, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2017	$690,000
2018	444,000
2019	448,000
2020	289,000

$1,871,000

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

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms. The new agreements provide each of the two CBC principals with a base salary of $250,000. Other terms remain unchanged from the original agreement, including:

●	Sixty day notification required by either party to terminate the employment agreement; and

●	Standard non-compete clause during the term of the employment agreement and for two years thereafter (see Note D—Acquisition of CBC).

The employment contracts of the original two principals expire at the end of December 2016. The Company will not be renewing those contracts, and suitable replacements will be found to fill those positions.

On November 11, 2016, the Company’s newly formed wholly owned subsidiary, Simia Capital, LLC, entered into an employment agreement with Patrick F. Preece (see Note V – Subsequent Events).

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE L — COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The plaintiffs’ attorneys advised that they are contemplating the filing of another punitive class action complaint against the Company alleging substantially the same claims as those that were asserted in this matter. In anticipation of such an eventuality, the Company agreed to non-binding mediation in order to reach a global settlement with other putative class members, which would avert the possibility of further individual or class actions with respect to the affected accounts. Through March 31, 2016, the parties had attended two mediation sessions and were continuing to discuss a global settlement. In connection with such discussions, the settlement demand from plaintiffs was $4 million and the counteroffer from the Company and its third-party law firm servicer was $3.875 million (which would be split equally between the Company and the law firm servicer). The Company and law firm servicer had also offered, as part of the counteroffer, to cease collection activity on the affected accounts. Accordingly, the Company set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2016, which was included in general and administrative expenses in the Company’s statement of operations.

The Company reassessed the situation as of September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which were made during the three month period ended September 30, 2016 (see Note J – Other Liabilities).

In the ordinary course of the Company’s business, it is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these ordinary course matters are material to its business and financial condition. As of the date of this Form 10-K, the Company is not involved in any other material litigation in which it is a defendant.

NOTE M — CONCENTRATIONS

At September 30, 2016, approximately 14% of the Company’s portfolio face value was serviced by three collection organizations. The Company has servicing agreements in place with these three collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the three collection organizations represent only 14% of the Company’s portfolio face value, it does represent approximately 84% of the Company’s portfolio face value at all third party collection agencies and attorneys. Primarily, as a result of the inventory of a major servicer being reassigned to in-house collections in March 2016, the percentage of total face value inventory represented by third party collection agencies and attorneys plummeted from approximately 41% of the total at September 30, 2015 to approximately 17% at September 30, 2016.

NOTE N — STOCK OPTION PLANS

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. As of September 30, 2016, the Company has granted 484,200options and 245,625 shares of restricted stock since inception of the 2012 Plan. Additionally, 59,068 options have been cancelled during that time period, leaving 1,329,243 shares available as of September 30, 2016. As of September 30, 2016, approximately 120 of the Company’s employees were eligible to participate in the 2012 Plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE N — STOCK OPTION PLANS (CONTINUED)

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

On December 16, 2015, the Compensation Committee granted 5,000 restricted shares to a non-officer employee of the Company. These shares vested fully as of June 30, 2016.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE N — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

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

Risk-free interest rate	0.08%
Expected term (years)	6.5
Expected volatility	98.3%
Dividend yield	0.00%

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	1,043,566	$8.47	1,403,259	$10.78	1,622,771	$11.31
Options granted	67,100	7.93	45,400	8.37	161,700	8.48
Options forfeited/cancelled	(14,468)	8.12	(344,259)	17.90	(369,612)	12.33
Options exercised	(146,531)	8.22	(60,834)	7.83	(11,600)	3.46

Outstanding options at the end of year	949,667	$8.47	1,043,566	$8.47	1,403,259	$10.78

Exercisable options at the end of year	830,326	$8.51	860,891	$8.41	888,587	$12.15

The Company recognized $558,000, $1,063,000 and $1,418,000 of compensation expense related to stock options, for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016, there was $163,000 of unrecognized compensation cost related to unvested stock options. The weighted average remaining period over which such costs are expected to be recognized is 1.2 years.

The intrinsic value of the outstanding and exercisable options as of September 30, 2016 was approximately $2,199,000 and $1,925,000 respectively. The intrinsic value of the options exercised during fiscal years 2016 and 2015 was approximately $338,000 and $76,000, respectively. The fair value of the options exercised during the fiscal years ended September 30, 2016 and 2015 was approximately $918,000 and $379,000, respectively. The proceeds from the exercise of stock options during the fiscal years ended September 30, 2016 and 2015 were approximately $1,205,000and $476,000, respectively. The weighted average remaining contractual life of exercisable options as of September 30, 2016 is 5.0 years. The fair value of the stock options that vested during the 2016 and 2015 fiscal years was approximately $1,359,000 and $3,201,000, respectively. The fair value of options granted during the fiscal years ended September 30, 2016 and 2015 was approximately $532,000 and $298,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE N — STOCK OPTION PLANS (CONTINUED)

Stock Based Compensation (Continued)

The following table summarizes information about the plans’ outstanding options as of September 30, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	3,800	2.6	$2.95	3,800	$2.95
$5.7501	-	$8.6250	798,867	5.4	7.96	679,526	7.92
$8.6251	-	$11.5000	132,000	6.3	9.41	132,000	9.41
$11.5001	-	$28.7500	15,000	0.2	28.75	15,000	28.75

			949,667	5.5	$8.47	830,326	$8.51

The following table summarizes information about restricted stock transactions:

	Year Ended September 30, 2016 Shares	Weighted Average Grant Date Fair Value	Year Ended September 30, 2015 Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	44,107	$9.28	68,214	$9.57
Awards granted	5,000	7.89	15,000	8.30
Vested	(49,107)	9.36	(39,107)	9.41
Forfeited	—	0.00	—	0.00

Unvested at the end of period	—	$8.00	44,107	$9.28

The Company recognized $128,000, $371,000 and $326,000 of compensation expense during the fiscal years ended September 30, 2016, 2015 and 2014, respectively, for restricted stock. As of September 30, 2016, there was a total of $67,000 of unrecognized compensation cost related to unvested restricted stock. The weighted average remaining period over which such costs are recognized is 1.4 years. An aggregate of 5,000 shares of restricted stock was granted during the fiscal year 2016, with a fair value of $40,000, all of which were granted to a non-officer employee. There was 15,000 of restricted stock awards granted during the first quarter of fiscal year 2015, with a fair value of $125,000. The fair value of the restricted stock awards vested during the fiscal years ended September 30, 2016 and 2015 was approximately $460,000 and $368,000, respectively.

The Company recognized an aggregate total of $686,000, $1,434,000 and $1,744,000 in compensation expense for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, for the stock options and restricted stock grants. As of September 30, 2016, there was a total of $230,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE O — STOCKHOLDERS’ EQUITY

Dividends are declared at the discretion of the Board of Directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2016, there were no such restrictions. No dividends were declared for fiscal years 2016 and 2015.

On August 11, 2015, the Board of Directors approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (“the Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Plan to December 31, 2016 and reset the maximum to $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan.

On May 25, 2016, the Company entered into a Mutual Confidentiality Agreement (the “Agreement”) with MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. (“Mangrove”), pursuant to which Mangrove and the Company agreed to (1) provide certain Confidential Information (as defined below) to the other party to the Agreement and the other party’s representatives, (2) the confidentiality of the Confidential Information, and (3) certain restrictions on the activities of the parties to the Agreement.

As of and for the year ended September 30, 2016, Mangrove due to their ownership in the Company's common stock, which was acquired in a series of OTC transactions, was deemed to be a related party.

Pursuant to the Agreement, the Company made available to Mangrove and its representatives certain confidential information relating to the Company or its subsidiaries, and Mangrove agreed to make available to the Company and its representatives certain confidential information relating to Mangrove and its affiliates (collectively, the “Confidential Information”). The Company and Mangrove agreed not to disclose the Confidential Information, and to cause each of their representatives, respectively, not to disclose the Confidential Information, except as required by law. Pursuant to the Agreement, the Company provided information requested by Mangrove to one or more of Mangrove’s representatives and such representatives prepared summaries of such information (the “Summaries”). The Company approved the Summaries, the approved Summaries were provided to Mangrove. The Company agreed to release the approved Summaries publicly on or prior to the end of the Extended Period (as defined in the Agreement), to the extent that the information contained in the Summaries has not already been disclosed.

Further, under the terms of the Agreement, Mangrove and the Company have agreed to certain restrictions during the Discussion Period, which began on May 25, 2016 and the Extended Period, including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the Securities and Exchange Commission of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the Securities and Exchange Commission (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE O — STOCKHOLDERS’ EQUITY (CONTINUED)

On November 21, 2016, Mangrove notified the Company that Mangrove was terminating the Agreement with the Company. Under the Agreement, the Company and Mangrove agreed to (1) provide certain Confidential Information (as defined below) to the other party to the Agreement and the other party’s representatives, (2) maintain the confidentiality of the Confidential Information, and (3) certain restrictions on the activities of the parties to the Agreement. Upon termination of the Discussion Period, the agreement provides for a period of 30 days thereafter (the “Extended Period”). Throughout the Extended Period of the Agreement, the parties are subject to the standstill provisions of the Agreement. Following the Discussion Period and the Extended Period, nothing in the Agreement shall prohibit any party from taking any of the activities referred to as the Restricted Activities, and specifically nothing shall restrict Mangrove or its representatives from calling a special meeting, nominating one or more candidates to serve as directors of the Company or commencing, or announcing its intension to commence, a “solicitation” of “proxies” (as such terms are used in Regulation 14A of the Securities Exchange Act of 1934, as amended) to vote with respect to any meeting of stockholders of the Company. The effective termination date of this Agreement is January 6, 2017.

NOTE P — RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2016, 2015 and 2014 were $140,000, $113,000 and $119,000, respectively.

NOTE Q — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 2)	$18,526,000	$18,526,000	$24,315,000	$24,315,000
Available-for-sale investments (Level 1)	56,764,000	56,764,000	59,727,000	59,727,000
Consumer receivables acquired for liquidation (Level 3)	14,320,000	47,233,000	15,608,000	31,339,000
Structured settlements (Level 3)	85,708,000	85,708,000	64,635,000	64,635,000
Other investments(1)	3,590,000	3,590,000	4,239,000	4,239,000
Financial liabilities
Other debt — CBC, revolving line of credit (Level 3)	10,154,000	10,154,000	4,623,000	4,623,000
Other debt — CBC, non-recourse notes payable with varying installments (Level 3)	57,281,000	57,281,000	46,988,000	46,988,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE Q — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

Disclosures about Fair Value of Financial Instruments (Continued)

Structured settlements — The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.7 million of unrealized gains recognized in the fiscal year ended September 30, 2016, approximately $8.0 million is due to day one gains on new structured settlements financed during the period, $1.3 million due to a change in the discount rate, offset by a decrease of $1.6 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Other investments — The Company estimated the fair value using the net asset value per share of the investment. There are no unfunded commitments and the investment cannot be redeemed for 5 years.

Other debt CBC, revolving line of credit — The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments — The fair value at September 30, 2016 was based on the discounted forecasted future collections of the structured settlements.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of September 30, 2016, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2016. The Company had no Level 2 or Level 3 available-for-sale investments during the fiscal year ended September 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE Q — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED)

Fair Value Hierarchy (Continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of September 30, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$85,708,000	Discounted cash flow	Discount rate	4.85%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2016 were as follows:

Balance at September 30, 2015	$64,635,000
Total gains included in earnings	7,657,000
Purchases	15,962,000
Sales	—
Interest accreted	5,414,000
Payments received	(7,960,000)

Total	$85,708,000

The amount of total gains for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets held at September 30, 2016	$7,657,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of income for the year ended September 30, 2016 are reported in the following revenue categories:

Total gains (losses) included in earnings in fiscal year 2016	$7,657,000

Change in unrealized gains (losses) relating to assets still held at September 30, 2016	$7,657,000

NOTE R — RELATED PARTY TRANSACTIONS

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

On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo will provide consulting services, as described above. The compensation is to be paid quarterly. For the fiscal year ended September 30, 2016, the Company paid Piccolo approximately $80,000 for such services.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, receives a fee from Pegasus which is calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expires December 28, 2016, and, thereafter, by PLF and its affiliates.  For fiscal years ended September 30, 2016, 2015and 2014, Pegasus paid ALP $133,000 each year, which includes fees and interest paid during the periods. As of September 30, 2016, the Company owed Piccolo $193,000, which has been recorded in other liabilities on the Company’s consolidated balance sheet.

On July 1, 2015, Mr. Arthur Stern, former Chairman Emeritus of the Company, retired from the Board of Directors and became a consultant to the Company. As of April 30, 2016, the consulting agreement with Mr. Stern was terminated. For the fiscal year ended September 30, 2016, Mr. Stern was paid $88,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUMMARIZED QUARTERLY DATA (UNAUDITED)

Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenue	$11,820,000	$10,570,000	$18,806,000	$15,932,000	$57,128,000
Income (loss) before income taxes	3,368,000	(3,173,000)	7,598,000	5,736,000	13,529,000
Net income (loss) attributable to Asta Funding, Inc.	1,806,000	(1,831,000)	3,196,000	4,689,000	7,680,000
Basic net income per share attributable to Asta Funding, Inc.	$0.15	$(0.15)	$0.27	$0.39	$0.66
Diluted net income per share attributable to Asta Funding, Inc.	$0.15	$(0.15)	$0.26	$0.37	$0.63
2015
Total revenue	$9,827,000	$10,398,000	$10,032,000	$12,234,000	$42,491,000
Income before income taxes	419,000	1,143,000	408,000	2,880,000	4,850,000
Net income attributable to Asta Funding, Inc.	370,000	345,000	161,000	1,140,000	2,016,000
Basic net income per share attributable to Asta Funding, Inc.	$0.03	$0.03	$0.01	$0.08	$0.15
Diluted net income per share attributable to Asta Funding, Inc.	$0.03	$0.03	$0.01	$0.08	$0.15

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

NOTE T — SEGMENT REPORTING

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE T — SEGMENT REPORTING (CONTINUED)

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

•	Structured settlements — CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

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

		Personal		GAR
(Dollars in millions)	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Fiscal Year Ended September 30,
2016:
Total Revenues	$19.1	$20.2	$13.8	$4.0	$—	$57.1
Other income	—	—	—	—	1.6	1.6
Income/(loss) before income tax	14.1	13.1	4.7	(7.3)	(11.1)	13.5
Total Assets(1)	15.2	49.0	82.7	2.0	107.1	256.0
2015:
Total Revenues	20.8	8.5	11.8	1.4	—	42.5
Other income	—	—	—	—	1.7	1.7
Income/(loss) before income tax	13.8	0.1	3.5	(5.8)	(6.7)	4.9
Total Assets(1)	17.0	39.6	63.1	2.6	115.1	237.4
2014:
Total Revenues	19.8	7.2	5.2	0.4	—	32.6
Other income	26.1	—	—	—	1.4	27.5
Income/(loss) before income tax	18.9	2.3	0.4	(2.7)	(7.9)	11.0
Total Assets(1)	30.5	34.0	38.5	1.0	113.1	217.1

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.

NOTE U - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of:

	2016			2015			2014
	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities
Beginning Balance	$(205,000)	$(1,480,000)	$(1,685,000)	$142,000	$-	$142,000	$(674,000)

Change in unrealized gains (losses) on foreign currency translation, net	-	942,000	942,000	-	(1,480,000)	(1,480,000)	-
Change in unrealized gains (losses) on marketable securities	868,000	-	868,000	(260,000)	-	(260,000)	900,000
Amount reclassified from accumulated other comprehensive income	(39,000)	-	(39,000)	(87,000)	-	(87,000)	(84,000)

Net current-period other comprehensive income	829,000	942,000	1,771,000	(347,000)	(1,480,000)	$(1,827,000)	816,000

Ending balance	$624,000	$(538,000)	$86,000	$(205,000)	$(1,480,000)	$(1,685,000)	$142,000

NOTE V — SUBSEQUENT EVENTS

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. Pegasus is currently the Company’s personal injury claims funding business and is a joint venture that is 80% owned by the Company and 20% owned by PLF. The Company and PLF have decided not to renew the Pegasus joint venture that, by its terms, terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE V — SUBSEQUENT EVENTS (CONTINUED)

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus will continue in existence in order to collect advances on its existing Portfolio. The Company will fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties thereto have also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia Capital, LLC (“Simia”). In connection with its formation, Simia entered into an employment agreement (the “Employment Agreement”) with Patrick F. Preece to serve as its Chief Executive Officer. Mr. Preece will be a named executive officer of the Company.

Under the Employment Agreement, Mr. Preece will receive an annual base salary of $250,000, subject to annual increase at the discretion of the compensation committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”). Mr. Preece will be eligible to receive an annual cash or non-cash bonus in the sole and exclusive discretion of the Compensation Committee. Mr. Preece will also be eligible to receive a cash or non-cash profit bonus of an aggregate amount up to 15% of the profit of the business of Simia (the “Business”) for each fiscal year in which the Business achieves an internal rate of return of at least 18%. In the event that the Business is sold to a third-party solely for cash consideration during Mr. Preece’s employment period, he will be eligible to receive a cash or non-cash sale profit bonus of up to 15% of the closing consideration received by the Company. He will also be entitled to participate in any other benefit plans established by the Company for management employees.

The Employment Agreement has a five year term. Under the Employment Agreement, Mr. Preece may be terminated with or without “cause” (as defined in the Employment Agreement) and may resign with or without “good reason” (as defined in the Employment Agreement). If Mr. Preece is terminated without “cause” or resigns for “good reason” he will receive severance equal to two years of his base salary. He will also be entitled to a pro-rata share of the profit bonus and his deferred compensation will vest immediately. Mr. Preece is also subject to a non-compete and non-solicitation provision during the term of his employment and, unless his employment is terminated without “cause” or he resigns for “good reason,” for two years thereafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2016

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern	Chairman of the Board, President, and Chief Executive	December 14, 2016
Gary Stern	Officer

/s/ Bruce R. Foster	Chief Financial Officer	December 14, 2016
Bruce R. Foster	(Principal Financial Officer and Accounting Officer)

/s/ Edward Celano	Director	December 14, 2016
Edward Celano

/s/ Harvey Leibowitz	Director	December 14, 2016
Harvey Leibowitz

/s/ David Slackman	Director	December 14, 2016
David Slackman

/s/ Louis A. Piccolo	Director	December 14, 2016
Louis A. Piccolo

/s/ Mark Levenfus	Director	December 14, 2016
Mark Levenfus

/s/ Patrick F. Preece	Director	December 14, 2016
Patrick F. Preece