Form 10-Q
period 2016-12-31
ASTA FUNDING INC
filed 2017-02-09
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 6, 2017, the registrant had 11,876,224 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousands, except share data)

	(Unaudited)
	December 31, 2016	September 30, 2016
ASSETS
Cash and cash equivalents	$16,041,000	$18,526,000
Available for sale investments	55,045,000	56,764,000
Consumer receivables acquired for liquidation (at net realizable value)	11,884,000	14,320,000
Structured settlements	91,505,000	85,708,000
Investment in personal injury claims, net	47,875,000	48,289,000
Other investments, net	3,354,000	3,590,000
Due from third party collection agencies and attorneys	937,000	1,005,000
Prepaid and income taxes receivable	4,358,000	880,000
Furniture and equipment, net	219,000	243,000
Deferred income taxes	16,476,000	15,530,000
Goodwill	2,770,000	2,770,000
Other assets	8,441,000	8,423,000
Total assets	$258,905,000	$256,048,000
LIABILITIES
Other debt – CBC (including non-recourse notes payable of $56.3 million at December 31, 2016 and $57.3 million at September 30, 2016)	$71,566,000	$67,435,000
Other liabilities	7,629,000	5,974,000
Income taxes payable	—	493,000
Total liabilities	79,195,000	73,902,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at December 31, 2016 and September 30, 2016; and outstanding 11,876,224 at December 31, 2016 and September 30, 2016	133,000	133,000
Additional paid-in capital	67,020,000	67,026,000
Retained earnings	127,814,000	128,471,000
Accumulated other comprehensive (loss) income	(1,528,000)	86,000
Treasury stock (at cost) 1,460,284 shares at December 31, 2016 and September 30, 2016	(12,925,000)	(12,925,000)
Non-controlling interest	(804,000)	(645,000)
Total stockholders’ equity	179,710,000	182,146,000
Total liabilities and stockholders’ equity	$258,905,000	$256,048,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Revenues:
Finance income, net	$3,298,000	$5,142,000
Personal injury claims income	2,302,000	3,085,000
Unrealized gain on structured settlements	1,598,000	1,527,000
Interest income on structured settlements	1,901,000	1,407,000
Disability fee income	1,354,000	659,000
Total revenues	10,453,000	11,820,000
Other income — includes ($45,000) and ($31,000) during the three month periods ended December 31, 2016 and 2015, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities	466,000	515,000
	10,919,000	12,335,000
Expenses:
General and administrative	10,931,000	8,239,000
Interest	976,000	728,000
	11,907,000	8,967,000
(Loss) income before income tax	(988,000)	3,368,000
Income tax expense — includes tax benefit of $18,000 and $11,000 during the three month periods ended December 31, 2016 and 2015, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities	(352,000)	1,033,000
Net (loss) income	(636,000)	2,335,000
Less: net income attributable to non-controlling interests	21,000	529,000
Net (loss) income attributable to Asta Funding, Inc.	$(657,000)	$1,806,000
Net (loss) income per share attributable to Asta Funding, Inc.:
Basic	$(0.06)	$0.15
Diluted	$(0.06)	$0.15
Weighted average number of common shares outstanding:
Basic	11,876,224	12,155,421
Diluted	11,876,224	12,431,886

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

December 31, 2016 and 2015

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Comprehensive (loss) income is as follows:
Net (loss) income	$(636,000)	$2,335,000
Net unrealized securities (loss) gain, net of tax benefit/(expense) of $826,000 and ($190,000) during the three month periods ended December 31, 2016 and 2015, respectively.	(1,239,000)	336,000
Reclassification adjustments for securities sold, net of tax benefit of $18,000 and $11,000 during the three month periods ended December 31, 2016 and 2015, respectively.	(27,000)	(20,000)
Foreign currency translation, net of tax benefit/(expense) of $232,000 and ($161,000) during the three month periods ended December 31, 2016 and 2015, respectively.	(348,000)	242,000
Other comprehensive (loss) income	(1,614,000)	558,000
Total comprehensive (loss) income	$(2,250,000)	$2,893,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive (Loss) Income	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2016	13,336,508	$133,000	$67,026,000	$128,471,000	$86,000	$(12,925,000)	$(645,000)	$182,146,000
Stock based compensation expense	—	—	(6,000)	—	—	—	—	(6,000)
Net (loss) income	—	—	—	(657,000)	—	—	21,000	(636,000)
Unrealized (loss) on marketable securities, net	—	—	—	—	(1,266,000)	—	—	(1,266,000)
Foreign currency translation, net	—	—	—	—	(348,000)	—	—	(348,000)
Distributions to non-controlling interest	—	—	—	—	—	—	(180,000)	(180,000)
Balance, December 31, 2016	13,336,508	$133,000	$67,020,000	$127,814,000	$(1,528,000)	$(12,925,000)	$(804,000)	$179,710,000

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive (Loss) Income	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000
Stock based compensation expense	—	—	283,000	—	—	—	—	283,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	1,806,000	—	—	529,000	2,335,000
Unrealized gain on marketable securities, net	—	—	—	—	316,000	—	—	316,000
Purchase of treasury stock	—	—	—	—	—	(7,180,000)	—	(7,180,000)
Foreign currency translation, net	—	—	—	—	242,000	—	—	242,000
Purchase of subsidiary shares from non-controlling interest	—	—	(873,000)	—	—	—	(927,000)	(1,800,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Distributions to non-controlling interest	—	—	—	—	—	—	(438,000)	(438,000)
Balance, December 31, 2015	13,189,977	$132,000	$65,420,000	$122,417,000	$(1,127,000)	$(8,931,000)	$(1,833,000)	$176,078,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net (loss) income	$(636,000)	$2,335,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	136,000	120,000
Deferred income taxes	(102,000)	(876,000)
Stock based compensation	(6,000)	283,000
Loss on sale of available-for-sale securities	45,000	31,000
Structured settlements – accrued interest	(1,567,000)	(1,302,000)
Structured settlements – gains	(1,598,000)	(1,527,000)
Unrealized gain on other investments	(18,000)	(62,000)
Unrealized foreign exchange loss on other investments	254,000	118,000
Changes in:
Prepaid and income taxes receivable	(3,478,000)	906,000
Due from third party collection agencies and attorneys	68,000	493,000
Other assets	(124,000)	(423,000)
Income taxes payable	(493,000)	—
Other liabilities	1,307,000	(219,000)
Net cash used in operating activities	(6,212,000)	(123,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(463,000)	(4,419,000)
Principal collected on receivables acquired for liquidation	2,899,000	2,184,000
Purchase of available-for-sale securities	(7,568,000)	(7,136,000)
Proceeds from sale of available-for-sale securities	7,132,000	12,303,000
Purchase of non-controlling interest	—	(800,000)
Investments in personal injury claims – advances	(5,178,000)	(7,013,000)
Investments in personal injury claims – receipts	5,592,000	9,049,000
Capital expenditures	(6,000)	(26,000)
Investments in structured settlements – advances	(4,595,000)	(4,179,000)
Investments in structured settlements – receipts	1,963,000	1,661,000
Net cash (used in) provided by investing activities	(224,000)	1,624,000
Cash flows from financing activities:
Purchase of treasury stock	—	(7,180,000)
Distributions to non-controlling interest	(180,000)	(438,000)
Borrowings of other debt – CBC	5,309,000	5,532,000
Repayment of other debt – CBC	(1,178,000)	(1,226,000)
Net cash provided by (used in) financing activities	3,951,000	(3,312,000)
Net decrease in cash and cash equivalents	(2,485,000)	(1,811,000)
Cash and cash equivalents at beginning of period	18,526,000	24,315,000
Cash and cash equivalents at end of period	$16,041,000	$22,504,000
Supplemental disclosure of cash flow information :
Cash paid for: Interest	$914,000	736,000
Cash paid for: Income taxes	$6,167,000	—
Supplemental disclosure of non-cash flow investing activities :
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

 Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

Personal injury claims

Pegasus conducts its business solely in the United States. Pegasus obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the Pegasus website and through attorneys. The newly-formed, wholly-owned subsidiary, Simia, also engages in the personal injury claims business.

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

Basis of Presentation

The consolidated balance sheet as of December 31, 2016, the consolidated statements of operations for the three month periods ended December 31, 2016 and 2015, the consolidated statements of comprehensive (loss) income for the three month periods ended December 31, 2016 and 2015, the consolidated statements of stockholders’ equity as of and for the three months ended December 31, 2016 and 2015, and the consolidated statements of cash flows for the three month periods ended December 31, 2016 and 2015, are unaudited. The September 30, 2016 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly our financial position at December 31, 2016, the results of operations for the three month periods ended December 31, 2016 and 2015 and cash flows for the three month periods ended December 31, 2016 and 2015 have been made. The results of operations for the three month periods ended December 31, 2016 and 2015 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

 Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchased in March 2007 (the “Portfolio Purchase”), which, as of December 31, 2016, had a value of $2.9 million.

 Blue Bell Receivables I, LLC (“BBR I”), Blue Bell Receivables II, LLC (“BBR II”), Blue Bell Receivables III, LLC (“BBR III”), Blue Bell Receivables IV, LLC (“BBR IV”) and Blue Bell Receivables V, LLC (“BBR V”) and Blue Bell Receivables VI, LLC (BBR VI”), collectively the “Blue Bell Entities”, are VIEs. CBC is considered the primary beneficiary because it has the power to direct the significant activities of the VIEs via its ownership and service contract. It also has the rights to receive benefits from the collections that exceed the payments to the note holders. The Blue Bell Entities hold structured settlements of $91.5 million and the non-recourse notes payable of $56.3 million as of December 31, 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the Securities and Exchange Commission.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 8 banks at December 31, 2016 that exceeded the balance insured by the FDIC by approximately $10.9 million. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Based on the Company’s evaluation, the Company does not believe this new standard will impact the accounting for its revenues.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

   In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating leases will be subject to the accounting standard update and will recognize as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is in the process of evaluating the provisions of the ASU, but does not expect it to have a material effect on the Company’s consolidated statements of cash flows.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at December 31, 2016 and September 30, 2016, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016	$56,115,000	$29,000	$(1,099,000)	$55,045,000
September 30, 2016	$55,724,000	$1,089,000	$(49,000)	$56,764,000

The available-for-sale investments do not have any contractual maturities. The Company sold two investments during the three months ended December 31, 2016, with a realized loss of $45,000. The Company received $177,000 in capital gains distributions during the three months ended December 31, 2016. For the three months ended December 31, 2015, the Company sold two investments with a realized loss of $31,000 and also received $47,000 in capital gains distributions during that period. The Company recorded an aggregate realized gain of $132,000 and $16,000 related to its available-for-sale securities for the three months ended December 31, 2016 and 2015, respectively.

At December 31, 2016, there were seven investments, five of which were in unrealized loss positions that had existed for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

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

Prior to October 1, 2013, the Company accounted for certain of its investments in finance receivables using the interest method in accordance with the guidance of ASC 310, Receivables. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

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

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31,
	2016	2015
Balance, beginning of period	$14,320,000	$15,608,000
Acquisitions of receivable portfolios	463,000	4,419,000
Net cash collections from collection of consumer receivables acquired for liquidation	(5,592,000)	(7,293,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(190,000)	—
Effect of foreign currency translation	(415,000)	(33,000)
Finance income recognized	3,298,000	5,142,000
Balance, end of period	$11,884,000	$17,843,000
Finance income as a percentage of collections	57.0%	70.5%

 During the three month periods ended December 31, 2016, the Company purchased $11.0 million of face value portfolios at a cost of $0.5 million. During the three months ended December 31, 2015, the Company purchased $97.7 million of face value portfolios, at a cost of $4.4 million.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs, for the three month periods ended December 31, 2016 and 2015, respectively.

	For the Three Months Ended December 31,
	2016	2015
Gross collections (1)	$9,911,000	$11,411,000
Commissions and fees (2)	4,129,000	4,118,000
Net collections	$5,782,000	$7,293,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Acquisition of CBC

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million.

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at a fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued as part of the transaction. These shares are subject to a one year lock-up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period, which expired on December 31, 2016 (see Note 15 – Stock Based Compensation).

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed as the new CEO effective January 1, 2017 (see Note 11 – Commitments and Contingencies).

Note 6—Structured Settlements (At Fair Value)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.6 million of unrealized gains recognized in the three month period ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

The Company elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at December 31, 2016 and revenue for the three month period ended December 31, 2016.

Structured settlements consist of the following as of December 31, 2016 and September 30, 2015:

	December 31, 2016	September 30, 2016
Maturity (1) (2)	$143,226,000	$133,059,000
Unearned income	(51,721,000)	(47,351,000)
Net collections	$91,505,000	$85,708,000

(1)	The maturity value represents the aggregate unpaid principal balance at December 31, 2016 and September 30, 2016.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at December 31, 2016 and September 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements (At Fair Value) (continued)

Encumbrances on structured settlements as of December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$1,817,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,138,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	3,948,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	18,601,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	14,193,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	13,605,000	13,705,000
$25,000,000 revolving line of credit (3)	15,264,000	10,154,000
Encumbered structured settlements	71,566,000	67,435,000
Structured settlements not encumbered	19,939,000	18,273,000
Total structured settlements	$91,505,000	$85,708,000

(3)	See Note 10 – Other Debt – CBC

At December 31, 2016, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017 (9 months)	$7,635,000
September 30, 2018	8,556,000
September 30, 2019	8,914,000
September 30, 2020	8,371,000
September 30, 2021	9,105,000
Thereafter	100,645,000
Total	$143,226,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Litigation Funding

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) to form the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. The Company, through Pegasus, earned $2.3 million and $3.1 million in interest and fees during the first quarter of fiscal years 2017 and 2016, respectively. The Company had a net invested balance in personal injury claims of $47.9 million and $48.3 million on December 31, 2016 and September 30, 2016, respectively. Pegasus records reserves for bad debts, which, at December 31, 2016 and 2015 amounted to $9.5 million, and $5.5 million, respectively, as follows:

	For the Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$8,542,000	$5,459,000
Provisions for losses	1,389,000	412,000
Write offs	(389,000)	(375,000)
Balance at end of period	$9,542,000	$5,496,000

 On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. Pegasus is currently the Company’s personal injury claims funding business and is a joint venture that is 80% owned by the Company and 20% owned by PLF. The Company and PLF have decided not to renew the Pegasus joint venture that, by its terms, terminated on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

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

On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement with Patrick F. Preece to serve as its Chief Executive Officer.

Matrimonial Claims (included in Other Assets)

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”) a wholly owned subsidiary of the Company. BPCM entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. The loan balance at December 31, 2016 was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of December 31, 2016, the Company’s investment in cases through BPCM was approximately $2.5 million. There was no income recognized in the three month periods ended December 31, 2016 and 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	December 31 , 2016	September 30, 2016
Furniture	$417,000	$417,000
Equipment	234,000	234,000
Software	1,356,000	1,350,000
	2,007,000	2,001,000
Less accumulated depreciation and amortization	1,788,000	1,758,000
Balance, end of period	$219,000	$243,000

Note 9—Non Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 (the “RFA”) from BMO, in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments and the most recent agreement signed in August 2013.

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

During the month of June, 2016, the Company received the balance of the $16.9 million, and, as of December 31, 2016, the Company recorded a liability to BMO of approximately $179,000, which has been recorded in other liabilities in the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on January 10, 2017. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has not borrowed against the facility and no amounts were outstanding as of December 31, 2016.

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

   As of December 31, 2016, the remaining debt amounted to $71.6 million, which consisted of $15.3 million drawdown from a line of credit from an institutional source and $56.3 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at December 31, 2016 and September 30, 2016:

	Interest Rate	December 30 , 2016	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,817,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,138,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,948,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	18,601,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	14,193,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,605,000	13,705,000
Subtotal notes payable		56,302,000	57,281,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	15,264,000	10,154,000
Total debt – CBC		$71,566,000	$67,435,000

Note 11—Commitments and Contingencies

Employment Agreements

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

 The employment contracts of the original two CBC principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed as the new CEO effective January 1, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Commitments and Contingencies (continued)

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, New York, NY, and Conshohocken, PA.

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

The plaintiffs’ attorneys advised that they are contemplating the filing of another punitive class action complaint against the Company alleging substantially the same claims as those that were asserted in this matter. In anticipation of such an eventuality, the Company agreed to non-binding mediation in order to reach a global settlement with other putative class members, which would avert the possibility of further individual or class actions with respect to the affected accounts. Through March 31, 2016, the parties had attended two mediation sessions and were continuing to discuss a global settlement. In connection with such discussions, the settlement demand from plaintiffs was $4 million and the counteroffer from the Company and its third-party law firm servicer was $3.875 million (which would be split equally between the Company and the law firm servicer). The Company and law firm servicer had also offered, as part of the counteroffer, to cease collection activity on the affected accounts. Accordingly, the Company set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2016, which was included in general and administrative expenses in the Company’s consolidated statement of operations.

The Company reassessed the situation as of September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which were made during the three month period ended September 30, 2016. The Company reviewed this case as of December 31, 2016 and deemed that the $2.3 million reserve remains valid.

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

In October 2014, the Company invested $5.0 million in Class A shares of the Topaz MP Fixed Income Fund (“Topaz Fund”), a closed end fund. The Topaz Fund invests indirectly in various portfolios of Non-Performing Small Consumer Loans. The objective of the fund is to obtain a fixed return cash flow representing interest on the invested capital. According to the investment memorandum of the fund, the Topaz Fund proposed to make semi-annual distributions of 14% annual compounded interest on June and December of each year. Since December 2015, no distribution has been received by the Company. The Company received letters from the fund’s General Partner explaining that the distributions were not made due to the negative performance of the fund for the periods.

During the fiscal year 2016, the Company recorded an impairment loss on this investment of $1.0 million, which was included in general and administrative expenses in the consolidated statements of operations. The carrying value of this investment amounted to $3,354,000 at December 31, 2016.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Income Taxes

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss (“NOL”) carry forwards (from September 30, 2009) is September 30, 2029. The New Jersey NOL carry forward balance as of December 31, 2016 is approximately $73.9 million. In addition, the Company has New York State and City NOL of approximately $16.5 million and $1.0 million, respectively, as of December 31, 2016. There are no federal NOL carry forwards.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement, if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at December 31, 2016. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $6.3 million as of December 31, 2016 as compared to $6.1 million reported on September 30, 2016. Although the carry forward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carry forward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The tax returns for the 2014 through 2016 fiscal years are subject to examination. The Company does not have any uncertain tax positions.

Note 14—Net (loss) Income per Share

Basic per share data is calculated by dividing net (loss) income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company’s stock based compensation plans. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.

  The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$(657,000)	11,876,224	$(0.06)	$1,806,000	12,155,421	$0.15
Effect of Dilutive Stock		—	—		276,465	—
Diluted	$(657,000)	11,876,224	$(0.06)	$1,806,000	12,431,886	$0.15

For the three months ended December 31, 2015, 454,205 options at a weighted average exercise price of $9.47 were not included in the diluted earnings per share calculation as they were anti-dilutive.

  ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the consolidated statement of operations, rather than a disclosure in the notes to the Company’s consolidated financial statements.

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

On December 16, 2015, the Compensation Committee granted 5,000 restricted shares to a non-officer employee of the Company. These shares vested fully. On December 31, 2015, the Company issued an aggregate of 123,304 shares to the two former CBC principals (see Note 5 – Acquisition of CBC). These shares are subject to a one year lock up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period which expired on December 31, 2016 (see Note 5 – Acquisition of CBC).

Note 16—Stock Option Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board of Directors of the Company (the “Board”) adopted the Company’s 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaced the Equity Compensation Plan (as defined below).

The 2012 Plan provides the Company with flexibility with respect to equity awards by providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights, in addition to the granting of stock options.

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 484,200 shares, an award of 245,625 shares of restricted stock, and has cancelled 66,568 options, leaving 1,336,743 shares available as of December 31, 2016. At December 31, 2016, 129 of the Company’s employees were able to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the Board adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan (as defined below).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

  2002 Stock Option Plan

On March 5, 2002, the Board adopted the Company’s 2002 Stock Option Plan (the “2002 Plan”), which was approved by the stockholders of the Company on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Three Months Ended December 31 ,
	2016		2015
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	949,667	$8.47	1,043,566	$8.47
Options granted	—	—	67,100	7.93
Options exercised	—	—	—	—
Options forfeited/cancelled	(52,500)	14.16	—	—
Outstanding options at the end of period	897,167	$8.14	1,110,666	$8.43
Exercisable options at the end of period	844,829	$8.15	965,325	$8.46

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of December 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	3,800	2.3	$2.95	3,800	$2.95
$5.7501	-	$8.6250	768,867	5.2	7.96	716,529	7.96
$8.6251	-	$11.5000	124,500	6.1	9.40	124,500	9.40

			897,167	5.3	$8.14	844,829	$8.15

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The Company recognized ($6,000) and $196,000 of compensation (benefit) expense related to the stock option grants during the three month periods ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $76,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.8 years. The intrinsic value of the outstanding and exercisable options as of December 31, 2016 was approximately $1,490,000 and $1,398,000, respectively. The weighted average remaining contractual life of exercisable options is 5.1 years. There were no options exercised during the three month periods ended December 31, 2016 and 2015. The fair value of the stock options that vested during the three month periods ended December 31, 2016 and 2015 was approximately $657,000 and $830,000, respectively. There were no options granted during the three month period ended December 31, 2016. The fair value of the options granted during the three month period ended December 31, 2015 was approximately $532,000.

The following table summarizes information about restricted stock transactions:

	Three Months Ended December 31 ,
	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	—	$—	44,107	$9.28
Awards granted	—	—	5,000	7.89
Vested	—	—	(34,107)	9.57
Forfeited	—	—	—	—
Unvested at the end of period	—	$—	15,000	$7.92

The Company recognized $0 and $87,000 of compensation expense related to the restricted stock awards during the three month periods ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was no unrecognized compensation cost related to restricted stock awards. No restricted stock was granted during the three month period ended December 31, 2016. An aggregate of 5,000 shares of restricted stock was granted during the three month period ended December 31, 2015. The fair value of the awards vested during the three month periods ended December 31, 2016 and 2015 was $0 and $40,000, respectively.

The Company recognized an aggregate total of ($6,000) and $283,000 in compensation (benefit) expense for the three month periods ended December 31, 2016 and 2015, respectively, for the stock options and restricted stock grants. As of December 31, 2016, there was a total of $76,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stockholders’ Equity

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of December 31, 2016, there were no such restrictions. No dividends were declared during the three month periods ended December 31, 2016 and 2015.

 On August 11, 2015, the Board approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10b5-1 of the Securities Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Plan to December 31, 2016 and reset the maximum to $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan.

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

 As of December 31, 2016, and for the three month periods ended December 31, 2015 and 2016, Mangrove due to their ownership in the Company's common stock, which was acquired in a series of OTC transactions, was deemed to be a related party.

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

On November 21, 2016, Mangrove notified the Company that Mangrove was terminating the Agreement with the Company. Under the Agreement, the Company and Mangrove agreed to (1) provide certain Confidential Information (as defined below) to the other party to the Agreement and the other party’s representatives, (2) maintain the confidentiality of the Confidential Information, and (3) certain restrictions on the activities of the parties to the Agreement. Upon termination of the Discussion Period, the agreement provides for a period of 30 days thereafter (the “Extended Period”). Throughout the Extended Period of the Agreement, the parties are subject to the standstill provisions of the Agreement. Following the Discussion Period and the Extended Period, nothing in the Agreement shall prohibit any party from taking any of the activities referred to as the Restricted Activities, and specifically nothing shall restrict Mangrove or its representatives from calling a special meeting, nominating one or more candidates to serve as directors of the Company or commencing, or announcing its intention to commence, a “solicitation” of “proxies” (as such terms are used in Regulation 14A of the Securities Exchange Act of 1934, as amended) to vote with respect to any meeting of stockholders of the Company. The effective termination date of this Agreement was January 6, 2017 (see Note 22 – Subsequent Events).

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

 The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2016		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 2)	$16,041,000	$16,041,000	$18,526,000	$18,526,000
Available-for-sale investments (Level 1)	55,045,000	55,045,000	56,764,000	56,764,000
Consumer receivables acquired for liquidation (Level 3)	11,884,000	45,061,000	14,320,000	47,233,000
Structured settlements (Level 3)	91,505,000	91,505,000	85,708,000	85,708,000
Other investments, net (1)	3,354,000	3,354,000	3,590,000	3,590,000
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	15,264,000	15,264,000	10,154,000	10,154,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	56,302,000	56,302,000	57,281,000	57,281,000

(1)

The Company has adopted ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

Consumer receivables acquired for liquidation – The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for consumer receivables based on variables fully described in Note 4 - Consumer Receivables Acquired for Liquidation. These cash flows are discounted to determine the fair value.

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.6 million of unrealized gains recognized in the three month period ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Other investments – The Company estimated the fair value using the net asset value per share of the investment. There are no unfunded commitments and the investment cannot be redeemed for 5 years from the date of the initial investment (October 2014).

Other debt CBC, revolving line of credit – The Company determined the fair value based on similar instruments in the market.

Other debt CBC, notes payable with varying installments – The fair value at December 31, 2016 was based on the discounted forecasted future collections of the structured settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of December 31, 2016, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the three month period ended December 31, 2016. The Company had no Level 2 or Level 3 available-for-sale investments during the first three months of fiscal year 2017.

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$91,505,000	Discounted cash flow	Discount rate	4.85%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2016 were as follows:

Balance at September 30, 2016	$85,708,000
Total gains included in earnings	1,598,000
Purchases	4,595,000
Interest accreted	1,567,000
Payments received	(1,963,000)
Total	$91,505,000
The amount of total gains for the three month period included in earnings attributable to the change in unrealized gains relating to assets held at December 31, 2016	$1,598,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the three months ended December 31, 2016 are reported in the following revenue categories:

Total gains included in the three months ended December 31, 2016	$1,598,000
Change in unrealized gains relating to assets still held at December 31, 2016	$1,598,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting

The Company operates through strategic business units that are aggregated into four reportable segments: consumer receivables, personal injury claims, structured settlements, and GAR Disability Advocates. The four reportable segments consist of the following:

•

Consumer receivables - The consumer receivables segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables. Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ® , Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims  – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia will commence funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

•	Structured settlements – CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•

Social Security benefit advocacy – GAR Disability Advocates is a non-attorney advocacy group which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes and other assets.

The following table shows results by reporting segment for the three month periods ended December 31, 2016 and 2015.

(Dollars in millions)	Consumer Receivables	Personal Injury Claims	Structured Settlements	Social Security Benefit Advocacy	Corporate	Total Company
Three Months Ended December 31,
2016:
Total Revenues	$3.3	$2.3	$3.5	$1.4	$—	$10.5
Other income	—	—	—	—	0.4	0.4
Income (loss) before income tax	2.7	—	1.0	(0.9)	(3.8)	(1.0)
Total Assets(1)	17.4	49.0	89.2	1.5	101.8	258.9
2015:
Total Revenues	5.1	3.1	2.9	0.7	—	11.8
Other income	—	—	—	—	0.5	0.5
Income (loss) before income tax	3.9	1.9	0.8	(1.8)	(1.4)	3.4
Total Assets(1)	17.9	35.2	73.9	2.4	106.6	236.0

The Company does not have any intersegment revenue transactions and has reallocated expenses between segments.

(1)	Includes other amounts in other line items on the consolidated balance sheet.

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 - Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	December 31, 2016			September 30, 2016
	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$(538,000)	$86,000	$(205,000)	$(1,480,000)	$(1,685,000)

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $232,000 and ($628,000) at December 31, and September 30, 2016, respectively.	-	(348,000)	(348,000)	-	942,000	942,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $826,000 and ($529,000) at December 31, and September 30, 2016, respectively.	(1,239,000)	-	(1,239,000)	868,000	-	868,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $18,000 and $24,000 at December 31, and September 30, 2016, respectively.	(27,000)	-	(27,000)	(39,000)	-	(39,000)

Net current-period other comprehensive (loss) income	(1,266,000)	(348,000)	(1,614,000)	829,000	942,000	$1,771,000

Ending balance	$(642,000)	$(886,000)	$(1,528,000)	$624,000	$(538,000)	$86,000

Note 21—Related Party Transactions

On December 12, 2011, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provided consulting services which included, but was not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“Services”). The Consulting Agreement was for a period of two years, which ended on December 31, 2013. This agreement was not immediately renewed.

On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo will provide consulting services, as described above. The compensation is to be paid quarterly. For the three months ended December 31, 2016, the Company booked a liability of $20,000 to Piccolo for such services which was paid on January 6, 2017.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, received a fee from Pegasus which was calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired on December 28, 2016. Thereafter, it is payable by PLF and its affiliates.  Pegasus paid ALP $33,000 for the three months ended December 31, 2016 and 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 22—Subsequent Events

On January 6, 2017, the Company entered into a settlement agreement with Mangrove (the “Settlement Agreement”). The Settlement Agreement defines Gary Stern, Ricky Stern, Emily Stern, Arthur Stern, Asta Group, Incorporated and GMS Family Investors LLC collectively as the “Stern Family”.

The Settlement Agreement provides that, within ten business days of the Settlement Agreement, the Company will commence a self-tender offer (“Tender Offer”) to repurchase for cash 5,314,009 shares of its common stock at a purchase price of $10.35 per share. The tender offer will expire no later than February 28, 2017. Pursuant to the Settlement Agreement, Mangrove will tender its 4,005,701 shares for purchase by the Company. The Stern Family has agreed not to tender any of their shares in the Tender Offer. In addition, pursuant to a securities purchase agreement dated January 6, 2017 between Mangrove and Gary Stern, Gary Stern will purchase any remaining shares owned by Mangrove eleven business days following the closing of the Tender Offer for $10.35 per share.

The Settlement Agreement includes customary standstill and related provisions. Mangrove and the Company also agreed on a mutual release of claims.

The Settlement Agreement is terminable by either the Company or Mangrove by written notice at any time after the close of business on the second anniversary of the Settlement Agreement. The Settlement Agreement will also terminate if the Tender Offer does not close on or before February 28, 2017 or the Company amends the terms of the Tender Offer in a manner adverse to Mangrove.

In connection with the Settlement Agreement, the Company entered into a Voting Agreement dated January 6, 2017 (the “Voting Agreement”) with Gary Stern, Ricky Stern, Emily Stern, Asta Group, Incorporated and GMS Family Investors LLC (collectively, the “Stern Stockholders”). The Voting Agreement provides that the Stern Stockholders will not have the right to vote more than 49% of the Company’s total outstanding shares, and any additional shares held by the Stern Stockholders will be voted in a manner proportionate to the votes of the outstanding shares not held by the Stern Stockholders.

As contemplated by the Settlement Agreement, the Board unanimously approved an amendment dated January 6, 2017 (“Amendment”) to the Company’s Amended and Restated By-laws. The Amendment provides that at least half of the Board will consist of independent directors and a lead independent director will be elected from among the independent directors. Amendment will terminate on the earlier of January 6, 2019 or when the Company ceases to be a publicly traded company or a reporting company subject to Section 13 or 15(d) of the Securities Exchange Act of 1934.

On January 19, 2017 the Company commenced a self-tender offer to purchase for cash up to 5,314,009 shares of its common stock at a purchase price of $10.35 per share, less applicable withholding taxes and without interest. The NASDAQ closing price of the Company’s common stock on January 18, 2017, was $10.20 per share.

The tender offer will expire on February 15, 2017, at 11:59 p.m., New York City time, unless the tender offer is extended or withdrawn by the Company. Tenders of shares must be made prior to the expiration of the tender offer and may be withdrawn at any time prior to the expiration of the tender offer, in each case in accordance with the procedures described in the tender offer materials that are being distributed to stockholders.

The Company is making the tender offer pursuant to the Settlement Agreement, by and among the Company, and certain of their respective affiliates, pursuant to which Mangrove and its affiliates will tender their 4,005,701 shares. The tender offer will reduce the number of shares in the public market.

Upon the terms and subject to the conditions of the tender offer, stockholders will receive the purchase price in cash, less any applicable withholding taxes and without interest, for shares properly tendered (and not properly withdrawn) at $10.35 per share. If more than 5,314,009 shares are tendered, the Company will purchase all tendered shares on a pro rata basis, subject to the conditional tender provisions described in the Offer to Purchase. Pursuant to the Settlement Agreement, Gary Stern (or his permitted assignees) has unconditionally agreed to purchase from Mangrove and its affiliates any shares owned by Mangrove and its affiliates that the Company did not purchase in the tender offer. The terms and conditions of the tender offer are set forth in an Offer to Purchase, Letter of Transmittal and related documentation that are being distributed to holders of the Company's shares and have been filed with the U.S. Securities and Exchange Commission (the "SEC"). Stockholders whose shares are purchased in the tender offer will be paid the aggregate purchase price net in cash, less applicable withholding taxes and without interest, promptly after the expiration of the tender offer.

The Company will use a portion of its cash and cash equivalents on hand and securities available for sale to fund the purchase of shares in the tender offer. The tender offer is not conditioned upon obtaining financing or any minimum number of shares being tendered; however, the tender offer is subject to a number of other terms and conditions, which are specified in the Offer to Purchase.

The Company's directors and executive officers have informed the Company of their intention not to tender any shares in the tender offer. Pursuant to the Settlement Agreement, Gary Stern and his affiliates who are party to the Settlement Agreement have also agreed not to tender any shares in the tender offer.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and Item 1A of this Quarterly Report on Form 10-Q.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia will commence funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”), which expires at the end of December 2016. Pegasus will continue to remain in operation to collect its current portfolio of advances, but will not fund any new advances after December 28, 2016. Simia will be operated by a new management team, with significant experience in the personal injury funding business.

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

Financial Information About Operating Segments

The Company operates through strategic business units that are aggregated into four reportable segments consisting of the following:

•

Consumer receivables – The consumer receivables segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off and semi-performing receivables, primarily in the international sector. The charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. These receivables were acquired at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age os f debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims – Pegasus purchased interests in personal injury claims from claimants who are a party to personal injury litigation through December 28, 2016. Pegasus advanced to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia will commence funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

•	Structured settlements – CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•

Social Security benefit advocacy – GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

All four of the Company’s business segments accounted for 10% or more of consolidated net revenue for the three month periods ended December 31, 2016. Three of the Company’s business segments accounted for 10% or more of consolidated net revenue for the three month periods ended December 31, 2015. The following table summarizes total revenues by percentage from the four lines of business for the three month periods ended December 31, 2016 and 2015:

	Three Month Periods Ended December 31,
	2016	2015
Finance income (consumer receivables)	31.5%	43.5%
Personal injury claims	22.0%	26.1%
Structured settlements	33.5%	24.8%
Social Security benefit advocacy	13.0%	5.6%
Total revenues	100.0%	100.0%

The Company has no reportable segment information from international operations.

Financial Information About Operating Segments (continued)

Information about the results of each of the Company’s reportable segments for the three month periods ended December 31, 2016 and 2015, reconciled to the consolidated results, is set forth below:

(Dollars in millions)	Consumer Receivables	Personal Injury Claims	Structured Settlements	Social Security Benefit Advocacy	Corporate	Total Company
Three Months Ended December 31,
2016:
Total Revenues	$3.3	$2.3	$3.5	$1.4	$—	$10.5
Other income	—	—	—	—	0.4	0.4
Segment profit (loss)	2.7	—	1.0	(0.9)	(3.8)	(1.0)
Segment Assets(1)	17.4	49.0	89.2	1.5	101.8	258.9
2015:
Total Revenues	5.1	3.1	2.9	0.7	—	11.8
Other income	—	—	—	—	0.5	0.5
Segment profit (loss)	3.9	1.9	0.8	(1.8)	(1.4)	3.4
Segment Assets(1)	17.9	35.2	73.9	2.4	106.6	236.0

The Company does not have any intersegment revenue transactions and has reallocated expenses between segments.

(1)	Includes other amounts in other line items on the consolidated balance sheet.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Litigation Funding Business

In 2011, the Company purchased an 80% interest in Pegasus. “PLF”, an unrelated third party, holds the other 20% interest. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses are distributed at 80% to the Company and 20% to PLF. These distributions are made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses. As of December 31, 2016, the Company’s net investment in personal injury cases was approximately $47.9 million.

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

In 2012, the Company announced the formation of BP Case Management, LLC (“BPCM”), a wholly owned subsidiary of the Company. BPCM entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of BPCM’s investment on a case by case basis and after a 15% preferred return to us. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At BPCM’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of December 31, 2016, BPCM has invested $2.5 million, net of reserve charges, in cases managed by this Venture.

In 2012, BPCM provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in the venture and other assets. At December 31, 2016, the balance in the revolving line of credit was approximately $1.5 million. Effective August 14, 2016, BPCM extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment.

Structured Settlement Business

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC, for approximately $5.9 million. In addition, the Company agreed to provide financing to CBC of up to $5.0 million, amended to $7.5 million in March 2015. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1.8 million, through the issuance of restricted stock valued at $1.0 million and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at an agreed upon market price of $8.11 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued, and $800,000 was paid.

 CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment.

CBC has a portfolio of structured settlements which is financed by approximately $71.6 million of debt, consisting of a $15.3 million line of credit with an institutional source and $56.3 million in notes issued by CBC to third party investors. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed as the new CEO effective January 1, 2017.

Social Security Benefit Advocacy Business

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

The Company accounts for certain of its investments in finance receivables using the interest method under the guidance of FASB Accounting Standards Codification (“ASC”) Topic 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

Under the guidance of ASC 310, the Company must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

Results of Operations

Three Months Ended December 31, 2016, Compared to the Three-Months Ended December 31, 2015

Finance income . For the three months ended December 31, 2016, finance income decreased $1.8 million, or 35.9%, to $3.3 million from $5.1 million for the three months ended December 31, 2015. The decrease in finance income is due to decreasing collections on old zero basis portfolios and the new portfolios are mostly still in cost recovery stage. During the three months ended December 31, 2016 and 2015, the Company purchased $11.0 million and $97.7 million of face value portfolios at a cost of $0.5 million and $4.4 million, respectively. Net collections for the three months ended December 31, 2016 decreased 20.7% to $5.8 million from $7.3 million for the three months ended December 31, 2015.  For the three months ended December 31, 2016 gross collections decreased 13.1% or $1.5 million to $9.9 million from $11.4 million for the three months ended December 31, 2015. Commissions and fees associated with gross collections from our third party collection agencies and attorneys remained steady at $4.1 million for the three months ended December 31, 2016. Commissions and fees amounted to 41.7% of gross collections for the three months ended December 31, 2016, compared to 36.1% for the three months ended December 31, 2015 resulting from higher commissionable collections in the current year.

Personal injury claims income. For the three months ended December 31, 2016, personal injury claims income decreased $0.8 million to $2.3 million from $3.1 million for the three months ended December 31, 2015, as a result of an increase in the reserve for doubtful accounts .

Structured settlement income. Structured settlement income of $3.5 million includes $1.6 million of unrealized gains and $1.9 million of interest income for the three months ended December 31, 2016. Structured settlement income of $2.9 million included $1.5 million of unrealized gains and $1.4 million of interest income for the three months ended December 31, 2015. This increase in income is the result of increased investments in structured settlements in the current year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.6 million of unrealized gains recognized for the three months ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Social security benefit advocacy fee income. Disability fee income increased $0.7 million, or 105.5%, to $1.4 million for the three months ended December 31, 2016 from $0.7 million for the three months ended December 31, 2015, due to an increase in closed cases.

Other income. The following table summarizes other income for the three months ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Interest and dividend income	$312,000	$433,000
Realized gain	132,000	16,000
Other	22,000	66,000
	$466,000	$515,000

General and administrative expenses.  For the three months ended December 31, 2016, general and administrative expense increased $2.7 million, or 32.7%, to $10.9 million from $8.2 million for the three months ended December 31, 2015, primarily due to an increase in professional fees of $1.7 million, primarily related to the Mangrove matter, and increased Pegasus bad debt expense of $1.0 million.

Interest expense. For the three months ended December 31, 2016, interest expense increased $0.3 million to $1.0 million from $0.7 million for the three months ended December 31, 2015. The increased interest expense is a result of the additional CBC debt required to expand the investment in structured settlements.

Segment profit – Consumer Receivables . Segment profit decreased $1.2 million to $2.7 million for the three months ended December 31, 2016 from $3.9 million for the three months ended December 31, 2015, as a result of decreased revenue, $1.8 million, partially offset by lower expense in the current year period.

Segment profit – Personal Injury Claims . Segment profit was $0.0 million for the three months ended December 31, 2016 as compared to a $1.9 million for the three months ended December 31, 2015. The deteriorating results are primarily attributable to increased provision against accrued interest for the doubtful cases .

Segment profit – Structured Settlements . Segment profit was $1.0 million for the three months ended December 31, 2016 compared to $0.8 million for the three months ended December 31, 2015. The $0.2 million increase is a result of higher revenues derived from the increased investment in structured settlements, partially offset by higher interest costs.

Segment loss – GAR Disability Advocates. The Segment loss was $0.9 million for the three months ended December 31, 2016 as compared to a $1.8 million segment loss for the three months ended December 31, 2015. This reduced loss in the current fiscal year is primarily the result of higher revenues, $0.7 million.

Income tax (benefit) expense. Income tax benefit, consisting of federal and state components, for three months ended December 31, 2016, was $0.4 million as compared to $1.0 million tax expense for the three months ended December 31, 2015.

Net (loss) income. As a result of the above, the Company had a net loss for the three months ended December 31, 2016 of $0.6 million compared to $2.3 million income for the three months ended December 31, 2015.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $21,000 is the portion attributable to Pegasus for the three months ended December 31, 2016 as compared to $529,000 attributable to Pegasus and CBC for the three months ended December 31, 2015.

Net (loss) income attributable to Asta Funding, Inc. Net loss attributable to Asta Funding, Inc. was $0.7 million for the three months ended December 31, 2016 as compared to net income of $1.8 million for the three months ended December 31, 2015.

The following table details non-controlling interest for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31 , 2016			Three Months Ended December 31, 2015
	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests	Pegasus Funding, LLC	CBC Settlement Funding, LLC	Total Non-Controlling Interests
Balance, beginning of period	$(645,000)	$—	$(645,000)	$(1,768,000)	$771,000	$(997,000)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(927,000)	(927,000)
Income from non-controlling interest	21,000	—	21,000	373,000	156,000	529,000
Distributions to non-controlling interest	(180,000)	—	(180,000)	(438,000)	—	(438,000)
Balance, end of period	$(804,000)	$—	$(804,000)	$(1,833,000)	$—	$(1,833,000)

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of December 31, 2016, the Company recorded a liability to BMO of approximately $0.2 million. The funds were subsequently remitted to BMO on January 10, 2017. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. As of December 31, 2016, the Company had not used this facility.

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

On November 21, 2016, Mangrove notified the Company that they were terminating the Agreement with the Company. Upon termination of the Discussion Period, the Agreement provides for a period of thirty (30) days thereafter, the Extended Period. Throughout the Extended Period of the Agreement, the parties are subject to the standstill provisions of the Agreement. Following the Discussion Period and the Extended Period, nothing in the Agreement shall prohibit any party from taking any of the activities referred to as the Restricted Activities, and specifically nothing shall restrict Mangrove or its representatives from calling a special meeting, nominating one or more candidates to serve as directors of the Company or commencing, or announcing its intention to commence, a “solicitation” of “proxies” (as such terms are used in Regulation 14A of the Securities Exchange Act of 1934, as amended) to vote with respect to any meeting of stockholders of the Company. The effective termination date of this Agreement was January 6, 2017.

On January 19, 2017 the Company commenced a self-tender offer to purchase for cash up to 5,314,009 shares of its common stock at a purchase price of $10.35 per share, less applicable withholding taxes and without interest. The NASDAQ closing price of the Company's common stock on January 18, 2017, was $10.20 per share.

The tender offer will expire on February 15, 2017, at 11:59 p.m., New York City time, unless the tender offer is extended or withdrawn by the Company. Tenders of shares must be made prior to the expiration of the tender offer and may be withdrawn at any time prior to the expiration of the tender offer, in each case in accordance with the procedures described in the tender offer materials that are being distributed to stockholders.

The Company is making the tender offer pursuant to the Settlement Agreement, by and among the Company, and certain of their respective affiliates, pursuant to which Mangrove and its affiliates will tender their 4,005,701 shares. The tender offer will reduce the number of shares in the public market.

Upon the terms and subject to the conditions of the tender offer, stockholders will receive the purchase price in cash, less any applicable withholding taxes and without interest, for shares properly tendered (and not properly withdrawn) at $10.35 per share. If more than 5,314,009 shares are tendered, the Company will purchase all tendered shares on a pro rata basis, subject to the conditional tender provisions described in the Offer to Purchase. Pursuant to the Settlement Agreement, Gary Stern (or his permitted assignees) has unconditionally agreed to purchase from Mangrove and its affiliates any shares owned by Mangrove and its affiliates that the Company did not purchase in the tender offer. The terms and conditions of the tender offer are set forth in an Offer to Purchase, Letter of Transmittal and related documentation that are being distributed to holders of the Company's shares and have been filed with the U.S. Securities and Exchange Commission (the "SEC"). Stockholders whose shares are purchased in the tender offer will be paid the aggregate purchase price net in cash, less applicable withholding taxes and without interest, promptly after the expiration of the tender offer.

The Company will use a portion of its cash and cash equivalents on hand and securities available for sale to fund the purchase of shares in the tender offer. The tender offer is not conditioned upon obtaining financing or any minimum number of shares being tendered; however, the tender offer is subject to a number of other terms and conditions, which are specified in the Offer to Purchase.

The Company's directors and executive officers have informed the Company of their intention not to tender any shares in the tender offer. Pursuant to the Settlement Agreement, Gary Stern and his affiliates who are party to the Settlement Agreement have also agreed not to tender any shares in the tender offer.

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

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with Pegasus and PLF. The Company and PLF have decided not to renew the Pegasus joint venture that by its terms terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

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

On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement with Patrick F. Preece to serve as its Chief Executive Officer.

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

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of December 31, 2016, CBC had structured settlements valued at $91.5 million and debt of $71.6 million, consisting of a $15.3 million line of credit and an aggregate of 56.3 million of non-recourse notes.

Cash Flow

At December 31, 2016, our cash decreased $2.5 million to $16.0 million from $18.5 million at September 30, 2016.

Net cash used in operating activities was $6.2 million during the three month period ended December 31, 2016, as compared to $0.1 million used in operating activities for the three month period ended December 31, 2015, primarily resulting from a $4.3 million change in income taxes receivable. Net cash used in investing activities was $0.2 million during the three month period ended December 31, 2016, as compared to $1.6 million provided by investing activities during the three month period ended December 31, 2015. The change in cash in investing activities is primarily due to decreased investment in personal injury claims. Net cash provided by financing activities was $4.0 million during the three month period ended December 31, 2016, as compared to $3.3 million used in financing activities in the same 2015 period. The change reflects the purchase of treasury stock in the prior year period.

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

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months. The Company will use a portion of its cash and cash equivalents on hand to fund the purchase of shares in the tender offer. Further, the Company has an available line of credit from Bank of Hapoalim of up to $30 million that can be used for working capital purposes, if needed.

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

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Based on the Company’s evaluation, the Company does not believe this new standard will impact the accounting for its revenues.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating leases will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

 In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is in the process of evaluating the provisions of the ASU, but does not expect it to have a material effect on the Company’s consolidated statements of cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign exchange rates and changes in corporate tax rates. At December 31, 2016, the debt associated with our acquisition of CBC, had a balance of approximately $71.6 million, consisting of $15.3 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $56.3 million of notes at varying rates, from 4.85% to 8.75%, issued by CBC’s subsidiaries. At December 31, 2016, the LIBOR rate was 0.77167%. Thus, a 25 basis point change in the LIBOR rate would have had no impact on the line of credit interest expense, as the resulting rate (3.77167%) would still have been below the 4.1% floor. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we believe that we maintained effective internal control over financial reporting as of December 31, 2016.

b. Changes in Internal Controls over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the first quarter ended December 31, 2016. These changes have not materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II . OTHER INFORMATION

Item 1 .	Legal Proceedings

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

Originators, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Being a defendant in such class action lawsuits or other litigation could materially adversely affect our results of operations and financial condition. Currently, the Company has set up a reserve for settlement costs of $2.3 million to cover a class action lawsuit.

Legal proceedings are subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation. Accordingly, we cannot currently predict the manner and timing of the resolution of some of these matters and may be unable to estimate a range of possible losses or any minimum loss from such matters.

Item 1A .	Risk factors

For a discussion of our potential risks and uncertainties, see the information previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2016 filed with the SEC on December 14, 2016. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits.

3.1	Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

10.1	Term Sheet (4)

10.2	Employment Agreement (5)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: February 9, 2017	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2017	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

10.1	Term Sheet (4)

10.2	Employment Agreement (5)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.