Form 10-Q/A
period 2016-12-31
ASTA FUNDING INC
filed 2017-05-26
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment # 1

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

As of February 6, 2017, the registrant had 11,876,224 common shares outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to revise and restate the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, which was originally filed with the Securities and Exchange Commission on February 9, 2017 (the “Original Form 10-Q”):

(i)	Item 1 of Part I “Financial Information,”
(ii)	Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
(iii)	Item 4 of Part I, “Controls and Procedures,” and
(iv)	Item 6 of Part II, “Exhibits”

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

On May 12, 2017, after discussions with the Company’s Audit Committee, management concluded that the Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements for the quarter ended December 31, 2016. The Company purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of FASB Accounting Standards Codification ("ASC"), Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822-10-50-28 through 50-22). The Company subsequently revised the fair market value of the structured settlements, and has reflected the change in its results of operations for the quarter ended December 31, 2016. The misstatement resulted in a decrease in the fair value of the Company's structured settlements of approximately $2.6 million, with an associated increase in prepaid income taxes and deferred tax assets of approximately $1.0 million. As a result of this misstatement, the Company has concluded there was a previously undetected material weakness in the Company’s internal control over financial reporting as of December 31, 2016.

Additionally, the Company corrected the financial statements for all known errors consisting of (i) an asset reclassification on the balance sheet from cash and cash equivalents to receivables acquired for liquidation and (ii) the activity for the month of December 2016 for two international subsidiaries of the Company. See Note 1 to notes to consolidated financial statements for more information.

This report on Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

In addition, during Q1 2017, the Company identified known out of period adjustments that would have decreased net income by $0.4 million (net of tax) for unallocated collection expenses for fiscal years 2014 through 2016. The impact of this misstatement, which accumulated over the aforementioned years, on the prior years’ financial statements was not significant to the related interim and annual periods. Due to the immateriality of this error on the Company’s previously filed interim and annual reports, the Company elected to restate the prior period information, as of September 30, 2016, in the current filing, and concluded previous filed reports would not require amendment. The individual financial statement line items that were restated included a $0.6 million reduction of the Company’s consumer receivables acquired for liquidation, a decrease of $0.2 million to income taxes payable and a corresponding reduction of $0.4 million to related earnings, which is reflected in the restated stockholders’ equity as of September 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousands, except share data)

	December 31, 2016 (Unaudited) (Restated)	September 30, 2016 (Restated)
ASSETS
Cash and cash equivalents	$6,510,000	$18,526,000
Restricted cash	8,165,000	—
Available for sale investments (at fair value)	55,045,000	56,764,000
Consumer receivables acquired for liquidation (at net realizable value)	13,243,000	13,671,000
Structured settlements (at fair value)	88,952,000	85,708,000
Investment in personal injury claims, net	47,875,000	48,289,000
Other investments, net	3,354,000	3,590,000
Due from third party collection agencies and attorneys	1,035,000	1,005,000
Prepaid and income taxes receivable	5,267,000	880,000
Furniture and equipment, net	219,000	243,000
Deferred income taxes	16,585,000	15,530,000
Goodwill	2,770,000	2,770,000
Other assets	8,443,000	8,423,000
Total assets	$257,463,000	$255,399,000
LIABILITIES
Other debt – CBC (including non-recourse notes payable of $56.3 million at December 31, 2016 and $57.3 million at September 30, 2016)	$71,566,000	$67,435,000
Other liabilities	7,616,000	5,974,000
Income taxes payable	—	252,000
Total liabilities	79,182,000	73,661,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at December 31, 2016 and September 30, 2016; and outstanding 11,876,224 at December 31, 2016 and September 30, 2016	133,000	133,000
Additional paid-in capital	67,020,000	67,026,000
Retained earnings	126,406,000	128,063,000
Accumulated other comprehensive income (loss)	(1,549,000)	86,000
Treasury stock (at cost) 1,460,284 shares at December 31, 2016 and September 30, 2016	(12,925,000)	(12,925,000)
Non-controlling interest	(804,000)	(645,000)
Total stockholders’ equity	178,281,000	181,738,000
Total liabilities and stockholders’ equity	$257,463,000	$255,399,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months Ended December 31, 2016 (Restated)	Three Months Ended December 31, 2015
Revenues:
Finance income, net	$4,001,000	$5,142,000
Personal injury claims income	2,302,000	3,085,000
Unrealized gain (loss) on structured settlements	(955,000)	1,527,000
Interest income on structured settlements	1,901,000	1,407,000
Disability fee income	1,354,000	659,000
Total revenues	8,603,000	11,820,000
Other income — includes ($45,000) and ($31,000) during the three month periods ended December 31, 2016 and 2015, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities	559,000	515,000
	9,162,000	12,335,000
Expenses:
General and administrative	10,983,000	8,239,000
Interest	934,000	728,000
	11,917,000	8,967,000
(Loss) income before income tax	(2,755,000)	3,368,000
Income tax (benefit)/expense — includes tax benefit of $18,000 and $11,000 during the three month periods ended December 31, 2016 and 2015, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities	(1,119,000)	1,033,000
Net (loss) income	(1,636,000)	2,335,000
Less: net income attributable to non-controlling interests	21,000	529,000
Net (loss) income attributable to Asta Funding, Inc.	$(1,657,000)	$1,806,000
Net (loss) income per share attributable to Asta Funding, Inc.:
Basic	$(0.14)	$0.15
Diluted	$(0.14)	$0.15
Weighted average number of common shares outstanding:
Basic	11,876,224	12,155,421
Diluted	11,876,224	12,431,886

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

December 31, 2016 and 2015

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended December 31, 2016 (Restated)	Three Months Ended December 31, 2015
Comprehensive income (loss) is as follows:
Net (loss) income	$(1,636,000)	$2,335,000
Net unrealized securities (loss) gain, net of tax benefit/(expense) of $826,000 and ($190,000) during the three month periods ended December 31, 2016 and 2015, respectively.	(1,239,000)	336,000
Reclassification adjustments for securities sold, net of tax benefit of $18,000 and $11,000 during the three month periods ended December 31, 2016 and 2015, respectively.	(27,000)	(20,000)
Foreign currency translation, net of tax benefit/(expense) of $246,000 and ($161,000) during the three month periods ended December 31, 2016 and 2015, respectively.	(369,000)	242,000
Other comprehensive income (loss)	(1,635,000)	558,000
Total comprehensive income (loss)	$(3,271,000)	$2,893,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2016, as previously reported	13,336,508	$133,000	$67,026,000	$128,471,000	$86,000	$(12,925,000)	$(645,000)	$182,146,000
Correction of unallocated collection expenses	—	—	—	(408,000)	—	—	—	(408,000)
Balance, September 30, 2016, restated	13,336,508	133,000	67,026,000	128,063,000	86,000	(12,925,000)	(645,000)	181,738,000
Stock based compensation expense	—	—	(6,000)	—	—	—	—	(6,000)
Net (loss) income	—	—	—	(1,657,000)	—	—	21,000	(1,636,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(27,000)	—	—	(27,000)
Unrealized (loss) on marketable securities, net	—	—	—	—	(1,239,000)	—	—	(1,239,000)
Foreign currency translation, net	—	—	—	—	(369,000)	—	—	(369,000)
Distributions to non-controlling interest	—	—	—	—	—	—	(180,000)	(180,000)
Balance, December 31, 2016, restated	13,336,508	$133,000	$67,020,000	$126,406,000	$(1,549,000)	$(12,925,000)	$(804,000)	$178,281,000

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000
Stock based compensation expense	—	—	283,000	—	—	—	—	283,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	1,806,000	—	—	529,000	2,335,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(20,000)	—	—	(20,000)
Unrealized gain on marketable securities, net	—	—	—	—	336,000	—	—	336,000
Purchase of treasury stock	—	—	—	—	—	(7,180,000)	—	(7,180,000)
Foreign currency translation, net	—	—	—	—	242,000	—	—	242,000
Purchase of subsidiary shares from non-controlling interest	—	—	(873,000)	—	—	—	(927,000)	(1,800,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Distributions to non-controlling interest	—	—	—	—	—	—	(438,000)	(438,000)
Balance, December 31, 2015	13,189,977	$132,000	$65,420,000	$122,417,000	$(1,127,000)	$(8,931,000)	$(1,833,000)	$176,078,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended
	December 31, 2016 (Restated)	December 31, 2015
Cash flows from operating activities:
Net (loss) income	$(1,636,000)	$2,335,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	136,000	120,000
Deferred income taxes	(211,000)	(876,000)
Stock based compensation	(6,000)	283,000
Loss on sale of available-for-sale securities	45,000	31,000
Structured settlements – accrued interest	(1,567,000)	(1,302,000)
Structured settlements – gains (losses)	955,000	(1,527,000)
Unrealized gain on other investments	(18,000)	(62,000)
Unrealized foreign exchange loss on other investments	254,000	118,000
Changes in:
Prepaid and income taxes receivable	(4,387,000)	906,000
Due from third party collection agencies and attorneys	(30,000)	493,000
Other assets	(126,000)	(423,000)
Income taxes payable	(252,000)	—
Other liabilities	1,273,000	(219,000)
Net cash used in operating activities	(5,570,000)	(123,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,213,000)	(4,419,000)
Principal collected on receivables acquired for liquidation	2,641,000	2,184,000
Purchase of available-for-sale securities	(7,568,000)	(7,136,000)
Proceeds from sale of available-for-sale securities	7,132,000	12,303,000
Purchase of non-controlling interest	—	(800,000)
Investments in personal injury claims – advances	(5,178,000)	(7,013,000)
Investments in personal injury claims – receipts	5,592,000	9,049,000
Capital expenditures	(6,000)	(26,000)
Investments in structured settlements – advances	(4,595,000)	(4,179,000)
Investments in structured settlements – receipts	1,963,000	1,661,000
Net cash (used in)/provided by investing activities	(2,232,000)	1,624,000
Cash flows from financing activities:
Purchase of treasury stock	—	(7,180,000)
Change in restricted cash	(8,165,000)	—
Distributions to non-controlling interest	(180,000)	(438,000)
Borrowings of other debt – CBC	5,309,000	5,532,000
Repayment of other debt – CBC	(1,178,000)	(1,226,000)
Net cash used in financing activities	(4,214,000)	(3,312,000)
Net decrease in cash and cash equivalents	(12,016,000)	(1,811,000)
Cash and cash equivalents at beginning of period	18,526,000	24,315,000
Cash and cash equivalents at end of period	$6,510,000	$22,504,000
Supplemental disclosure of cash flow information :
Cash paid for: Interest	$914,000	763,000
Cash paid for: Income taxes	$6,200,000	—
Supplemental disclosure of non-cash flow investing activities :
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1— Restatement of Financial Statements

The Company has restated its quarterly unaudited consolidated financial statements as of and for the period ended December 31, 2016. The Company determined that the previously issued unaudited consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarter ended December 31, 2016, should be amended to reflect the revised fair market value relating to the Company’s structured settlements. The Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the structured settlements. The Company has revised the fair value of the structured settlements which resulted in a decrease in the fair value by approximately $2.6 million, with an associated increase in prepaid income taxes and deferred tax assets of approximately $1.0 million for the quarter ending December 31, 2016. In addition, the Company corrected the financial statements for all known errors consisting of (i) an asset reclassification on the balance sheet from cash and cash equivalents to receivables acquired for liquidation and (ii) the activity for the month of December 2016 for two international subsidiaries of the Company.

In addition, during Q1 2017, the Company identified known out of period adjustments that would have decreased net income by $0.4 million (net of tax) for unallocated collection expenses for fiscal years 2014 through 2016. The impact of this misstatement, which accumulated over the aforementioned years, on the prior years’ financial statements was not significant to the related interim and annual periods. Due to the immateriality of this error on the Company’s previously filed interim and annual reports, the Company elected to restate the prior period information, as of September 30, 2016, in the current filing, and concluded previous filed reports would not require amendment. The individual financial statement line items that were restated included a $0.6 million reduction of the Company’s consumer receivables acquired for liquidation, a decrease of $0.2 million to income taxes payable and a corresponding reduction of $0.4 million to related earnings, which is reflected in the restated stockholders’ equity as of September 30, 2016.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s consolidated financial statements previously included in the Quarterly Report:

Consolidated Balance Sheet

	December 31, 2016
	As Reported	Adjustments		Restated

Cash and cash equivalents	$16,041,000	$(9,531,000	)(1)(2)	$6,510,000
Restricted cash	—	8,165,000	(1)	8,165,000
Consumer receivables acquired for liquidation	11,884,000	1,359,000	(2)	13,243,000
Structured settlements	91,505,000	(2,553,000	)(3)	88,952,000
Due from third party collection agencies and attorneys	937,000	98,000	(2)	1,035,000
Prepaid and income taxes receivable	4,358,000	909,000	(4)	5,267,000
Deferred income taxes	16,476,000	109,000	(2)(4)	16,585,000
Other assets	8,441,000	2,000	(2)	8,443,000
Total assets	$258,905,000	$(1,442,000)		$257,463,000

Other liabilities	7,629,000	(13,000	)(2)	7,616,000
Total liabilities	79,195,000	(13,000)		79,182,000

Retained earnings	127,814,000	(1,408,000	)(1)(2)(4)	126,406,000
Accumulated other comprehensive loss	(1,528,000)	(21,000	)(2)(4)	(1,549,000)
Total stockholders’ equity	179,710,000	(1,429,000)		178,281,000
Total liabilities and stockholders’ equity	$258,905,000	$(1,442,000)		$257,463,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statement of Operations
	December 31,2016
	As Reported	Adjustments		Restated
Revenues:
Finance income, net	$3,298,000	$703,000	(2)(5)	$4,001,000
Unrealized gain (loss) on structured settlements	1,598,000	(2,553,000	)(3)	(955,000)
Total revenues	10,453,000	(1,850,000)		8,603,000

Other income	466,000	93,000	(2)	559,000

General and administrative	10,931,000	52,000	(2)	10,983,000
Interest	976,000	(42,000	)(2)	934,000
	11,907,000	10,000		11,917,000
Loss before income taxes	(988,000)	(1,767,000)		(2,755,000)
Income tax benefit	(352,000)	(767,000	)(4)	(1,119,000)
Net Loss	(636,000)	(1,000,000)		(1,636,000)
Net loss attributable to Asta Funding, Inc.	$(657,000)	$(1,000,000)		$(1,657,000)

Basic and diluted loss per share	$(0.06)	$(0.08)		$(0.14)

Consolidated Statement of Comprehensive Loss
	December 31,2016
	As Reported	Adjustments		Restated

Net loss	(636,000)	(1,000,000)		(1,636,000)
Foreign currency translation	(348,000)	(21,000	)(2)(4)	(369,000)
Total comprehensive loss	$(2,250,000)	$(1,021,000)		$(3,271,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statement of Cash Flows
	December 31, 2016
	As Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss	$(636,000)	$(1,000,000)		$(1,636,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(102,000)	(109,000	)(2)(4)	(211,000)
Structured settlements - gains	(1,598,000)	2,553,000	(3)	955,000
Prepaid and income taxes receivable	(3,478,000)	(909,000	)(4)	(4,387,000)
Due from third party collection agencies and attorneys	68,000	(98,000	)(2)	(30,000)
Other assets	(124,000)	(2,000	)(2)	(126,000)
Income tax payable	(493,000)	241,000	(5)	(252,000)
Other liabilities	1,307,000	(34,000	)(2)	1,273,000
Net cash used in operating activities	(6,212,000)	642,000		(5,570,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(463,000)	(1,750,000	)(2)	(2,213,000)
Principal collected on receivables acquired for liquidation	2,899,000	(258,000	)(2)	2,641,000
Net cash used in investing activities	(224,000)	(2,008,000)		(2,232,000)
Cash flows from financing activities:
Change in restricted cash	—	(8,165,000	)(1)	(8,165,000)
Net cash provided by (used in) financing activities	3,951,000	(8,165,000)		(4,214,000)

Net decrease in cash and cash equivalents	(2,485,000)	(9,531,000	)(1)(2)	(12,016,000)
Cash and cash equivalents at beginning of period	18,526,000	—		18,526,000
Cash and cash equivalents at end of period	$16,041,000	$(9,531,000)		$6,510,000

(1)	$8.2 million reclassification to restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit.
(2)

Consists of (i) an asset reclassification on the balance sheet of $1.4 million from cash and cash equivalents to an international portfolio acquired for liquidation and (ii) the activity for the month of December 2016 for two international subsidiaries of the Company.

(3)	Structured settlements fair value adjustment to reflect underlying benchmark interest rate changes at December 31, 2016.
(4)	Income tax provision adjustments for impact on current year restatement and prior period correction of error.
(5)

Prior period correction of error impact on current year which consists of (i) increase of $0.6 million finance income (ii) decrease of $0.2 million income tax payable and (iii) $0.4 million retained earnings reduction.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Business and Basis of Presentation

Business

 Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocacy through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

  Consumer receivables

The Company started out in the consumer receivables business in 1994. Recently, our effort has been in the international areas (mainly South America), as we have not purchased consumer receivables in the United States since 2010. We define consumer receivables as primary charged-off, semi-performing and distressed depending on their collectability. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

Personal injury claims

Pegasus conducts its business solely in the United States. Pegasus obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the Pegasus website and through attorneys. The newly-formed, wholly owned subsidiary, Simia, also engages in the personal injury claims business.

Structured settlements

CBC purchases structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, its revolving line of credit, and its securitized debt, issued through its Blue Bell Receivables (“BBR”) subsidiaries.

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

Basis of Presentation

The consolidated balance sheet as of December 31, 2016, the consolidated statements of operations for the three month periods ended December 31, 2016 and 2015, the consolidated statements of comprehensive (loss) income for the three month periods ended December 31, 2016 and 2015, the consolidated statements of stockholders’ equity as of and for the three months ended December 31, 2016 and 2015, and the consolidated statements of cash flows for the three month periods ended December 31, 2016 and 2015, are unaudited. The September 30, 2016 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, all adjustments necessary to present fairly our financial position at December 31, 2016, the results of operations for the three month periods ended December 31, 2016 and 2015 and cash flows for the three month periods ended December 31, 2016 and 2015 have been made. The results of operations for the three month periods ended December 31, 2016 and 2015 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Business and Basis of Presentation (continued)

Basis of Presentation (continued)

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

 Concentration of Credit Risk – Cash and Restricted Cash (restated)

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 7 banks at December 31, 2016 that exceeded the balance insured by the FDIC by approximately $2.9 million. Additionally, two foreign banks with an aggregate $0.5 million balances are not FDIC insured. There is a $8.2 million aggregate balance in a domestic bank that is also not FDIC insured and has been reclassified to restricted cash in the balance sheet since these assets serve as collateral for the line of credit (see Note 9 – Non Recourse Debt). The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated impaired fair value of goodwill and its carrying amount. The goodwill of the Company consists of $2.8 million of which approximately $1.4 million from the purchase of CBC and the remaining $1.4 million from the purchase of VATIV.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Business and Basis of Presentation (continued)

Basis of Presentation (continued)

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

Note 4—Consumer Receivables Acquired for Liquidation (restated)

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans of individuals primarily throughout the United States and South America.

The Company may account for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

Prior to October 1, 2013 , the Company accounted for certain of its investments in finance receivables using the interest method in accordance with the guidance of ASC 310, Receivables. Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

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

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (restated) (continued)

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

The following tables summarize the changes in the consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31,
	2016 (restated)	2015
Balance, beginning of period	$13,671,000	$15,608,000

Acquisitions of receivable portfolios	2,213,000	4,419,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,179,000)	(7,293,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(190,000)	—
Effect of foreign currency translation	(273,000)	(33,000)
Finance income recognized	4,001,000	5,142,000
Balance, end of period	$13,243,000	$17,843,000
Finance income as a percentage of collections	62.8%	70.5%

 During the three month periods ended December 31, 2016, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. During the three months ended December 31, 2015, the Company purchased $97.7 million of face value portfolios, at a cost of $4.4 million.

The following table summarizes collections received by the Company’s third party collection agencies and attorneys, less commissions and direct costs, for the three month periods ended December 31, 2016 and 2015, respectively.

	For the Three Months Ended December 31 ,
	2016 (restated)	2015
Gross collections (1)	$11,495,000	$11,411,000
Commissions and fees (2)	5,126,000	4,118,000
Net collections	$6,369,000	$7,293,000

(1)	Gross collections include: collections from third party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
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

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed CEO/General Counsel effective January 1, 2017 (see Note 11 – Commitments and Contingencies).

Note 6—Structured Settlements (restated) (at fair value)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.0 million of unrealized losses recognized in the three month period ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as realized interest income on structured settlements, and a reduction in fair value of $2.6 million during the period.

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

Structured settlements consist of the following as of December 31, 2016 and September 30, 2015:

	December 31, 2016 (restated)	September 30, 2016
Maturity (1) (2)	$143,226,000	$133,059,000
Unearned income	(54,274,000)	(47,351,000)
Structured settlements, net	$88,952,000	$85,708,000

(1)	The maturity value represents the aggregate unpaid principal balance at December 31, 2016 and September 30, 2016.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at December 31, 2016 and September 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements (restated) (at fair value) (continued)

Encumbrances on structured settlements as of December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016 (restated)	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$1,817,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,138,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	3,948,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	18,601,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	14,193,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	13,605,000	13,705,000
$25,000,000 revolving line of credit (3)	15,264,000	10,154,000
Encumbered structured settlements	71,566,000	67,435,000
Structured settlements not encumbered	17,386,000	18,273,000
Total structured settlements	$88,952,000	$85,708,000

(3)	See Note 10 – Other Debt – CBC

At December 31, 2016, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017 (9 months)	$7,635,000
September 30, 2018	8,556,000
September 30, 2019	8,914,000
September 30, 2020	8,371,000
September 30, 2021	9,105,000
Thereafter	100,645,000
Total	$143,226,000

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

Pursuant to the Term Sheet, the parties agreed that Pegasus will continue in existence in order to collect advances on its existing Portfolio. The Company will fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement with Patrick F. Preece to serve as its Chief Executive Officer.

Matrimonial Claims (included in Other Assets)

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. The loan balance at December 31, 2016 was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of December 31, 2016, the Company’s investment in cases through BPCM was approximately $2.5 million. There was no income recognized in the three month periods ended December 31, 2016 and 2015.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	December 31, 2016	September 30, 2016
Furniture	$417,000	$417,000
Equipment	234,000	234,000
Software	1,356,000	1,350,000
	2,007,000	2,001,000
Less accumulated depreciation and amortization	1,788,000	1,758,000
Balance, end of period	$219,000	$243,000

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit (restated)

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. There is an $8.2 million aggregate balance in Bank Hapoalim which has been reclassified as restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit (see Note 2 – Business and Basis of Presentation). The Company has not borrowed against the facility and no amounts were outstanding as of December 31, 2016.

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

	Interest Rate	December 30, 2016	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,817,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,138,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,948,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	18,601,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	14,193,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,605,000	13,705,000
Subtotal notes payable		56,302,000	57,281,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	15,264,000	10,154,000
Total debt – CBC		$71,566,000	$67,435,000

Note 11—Commitments and Contingencies

Employment Agreements

On November 11, 2016, the Company announced that it would continue its personal injury claims funding business through the formation of a wholly owned subsidiary Simia. In connection with its formation, Simia entered into an employment agreement (the “Employment Agreement”) with Patrick F. Preece to serve as its Chief Executive Officer. Under the Employment Agreement, Mr. Preece receives an annual base salary of $250,000, subject to annual increases at the discretion of the compensation committee (the “Compensation Committee”) of the Board of Directors of the Company (the “Board”). Mr. Preece is eligible to receive an annual cash or non-cash bonus in the sole and exclusive discretion of the Compensation Committee. Mr. Preece is also eligible to receive a cash or non-cash profit bonus of an aggregate amount up to 15% of the profit of the business of Simia (the “Business”) for each fiscal year in which the Business achieves an internal rate of return of at least 18%. In the event that the Business is sold to a third party solely for cash consideration during Mr. Preece’s employment period, he will be eligible to receive a cash or non-cash sale profit bonus of up to 15% of the closing consideration received by the Company. He is also entitled to participate in any other benefit plans established by the Company for management employees. The Employment Agreement has a five year term. Under the Employment Agreement, Mr. Preece may be terminated with or without “cause” (as defined in the Employment Agreement) and may resign with or without “good reason” (as defined in the Employment Agreement). If Mr. Preece is terminated without “cause” or resigns for “good reason” he will receive severance equal to two years of his base salary. He is also entitled to a pro-rata share of the profit bonus and his deferred compensation will vest immediately. Mr. Preece is also subject to a non-compete and non-solicitation provision during the term of his employment and, unless his employment is terminated without “cause” or he resigns for “good reason,” for two years thereafter.

 The employment contracts of the original two CBC principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed CEO/General Counsel effective January 1, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Commitments and Contingencies (continued)

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, New York, NY, and Conshohocken, PA.

Legal Matters

In June 2015, a putative class action complaint was filed against the Company, and one of its third party law firm servicers, alleging violation of the federal Fair Debt Collection Practices Act and Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law arising from debt collection activities and default judgments obtained against certain debtors.

The Company filed a motion to strike the class action allegations and compel arbitration or, to the extent the court declines to order arbitration, to dismiss the RICO claims. On or about March 31, 2015, the court denied the Company’s motion. The Company filed an appeal with the United States Court of Appeals for the Second Circuit. A mediation session was held in July 2015, at which the Company agreed to settle the action on an individual basis for a payment of $13,000 to each named plaintiff, for a total payment of $39,000. Payment was made on or about July 24, 2015. The third party law firm servicer has not yet settled and remains a defendant in the case.

The plaintiffs’ attorneys advised that they were contemplating the filing of another putative class action complaint against the Company alleging substantially the same claims as those that were asserted in this matter. In anticipation of such an eventuality, the Company agreed to non-binding mediation in order to reach a global settlement with other putative class members, which would avert the possibility of further individual or class actions with respect to the affected accounts. Through March 31, 2016, the parties had attended two mediation sessions and were continuing to discuss a global settlement. In connection with such discussions, the parties agreed in principle to settle the action for a payment of $3.9 million (which would be split equally between the Company and the law firm servicer). The Company and law firm servicer had also agreed to cease collection activity on the affected accounts. Accordingly, the Company set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2016, which was included in general and administrative expenses in the Company’s consolidated statement of operations.

The Company reassessed the situation as of September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which were made during the three month period ended September 30, 2016. The Company reviewed this case as of December 31, 2016 and deemed that the $2.3 million reserve remains valid.

In the ordinary course of the Company’s business, it is involved in numerous legal proceedings. The Company regularly initiates collection lawsuits, using its network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against the Company, in which they allege that the Company has violated a federal or state law in the process of collecting their account. The Company does not believe that these ordinary course matters are material to its business and financial condition. As of the date of this Form 10-Q/A, the Company is not involved in any other material litigation in which it is a defendant.

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

Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company utilizes third party collection agencies and attorney networks.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Income Taxes (restated)

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended December 31, 2016 was 41%, compared to 31% in the same period of the prior year. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 34% due to state income taxes, and other permanent differences. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The tax returns for the 2014 through 2015 fiscal years are currently under examination by the Internal Revenue Service. The Company does not have any uncertain tax positions.

 Note 14—Net (loss) Income per Share (restated)

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

  The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016 (restated)			Three Months Ended December 31, 2015
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$(1,657,000)	11,876,224	$(0.14)	$1,806,000	12,155,421	$0.15
Effect of Dilutive Stock		—	—		276,465	—
Diluted	$(1,657,000)	11,876,224	$(0.14)	$1,806,000	12,431,886	$0.15

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

Note 16—Stock Option Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Board adopted the Company’s 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaced the Equity Compensation Plan (as defined below).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stockholders’ Equity

 Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of December 31, 2016, there were no such restrictions. No dividends were declared during the three month periods ended December 31, 2016 and 2015.

 On August 11, 2015, the Board approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10b5-1 of the Securities Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board approved further extension of the Plan to December 31, 2016 and reset the maximum to $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan.

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

 Pursuant to the Agreement, the Company made available to Mangrove and its representatives certain confidential information relating to the Company or its subsidiaries, and Mangrove agreed to make available to the Company and its representatives certain confidential information relating to Mangrove and its affiliates (collectively, the “Confidential Information”). The Company and Mangrove agreed not to disclose the Confidential Information, and to cause each of their representatives, respectively, not to disclose the Confidential Information, except as required by law. Pursuant to the Agreement, the Company provided information requested by Mangrove to one or more of Mangrove’s representatives and such representatives prepared summaries of such information (the “Summaries”). The Company approved the Summaries, and the approved Summaries were provided to Mangrove. The Company agreed to release the approved Summaries publicly on or prior to the end of the Extended Period (as defined in the Agreement), to the extent that the information contained in the Summaries has not already been disclosed.

 Further, under the terms of the Agreement, Mangrove and the Company agreed to certain restrictions during the Discussion Period, which began on May 25, 2016 and the Extended Period, including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the Securities and Exchange Commission of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the Securities and Exchange Commission (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

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

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (restated)

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

 The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2016 (restated)		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 1)	$6,510,000	$6,510,000	$18,526,000	$18,526,000
Restricted cash (Level 1)	8,165,000	8,165,000	—	—
Available-for-sale investments (Level 1)	55,045,000	55,045,000	56,764,000	56,764,000
Consumer receivables acquired for liquidation (Level 3)	13,243,000	45,061,000	14,320,000	47,233,000
Structured settlements (Level 3)	88,952,000	88,952,000	85,708,000	85,708,000
Other investments, net (1)	3,354,000	3,354,000	3,590,000	3,590,000
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	15,264,000	15,264,000	10,154,000	10,154,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	56,302,000	56,302,000	57,281,000	57,281,000

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

Restricted cash – The carrying amount of restricted cash approximates fair value.

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.0 million of unrealized losses recognized in the three month period ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as realized interest income on structured settlements and a reduction in fair value of $2.6 million during the period.

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

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (restated) (continued)

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

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of December 31, 2016:

	Fair Value	Valuation Technique	Significant Unobservable Input	Weighted Average Rate
Structured settlements at fair value	$88,952,000	Discounted cash flow	Discount rate	4.83%	-	5.36%

A significant unobservable input used in the fair value measurement of the Company's structured settlements measured at fair value using unobservable inputs (Level 3) is the discount rate. The inputs comprising the discount rate include A-rated U.S. Financial yield curve, plus illiquidity spread, and cash flows of the portfolio are adjusted to take into consideration survival probabilities, if applicable.

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2016 were as follows:

Balance at September 30, 2016	$85,708,000
Fair value adjustment	(2,553,000)
Total gains included in earnings	1,598,000
Purchases	4,595,000
Interest accreted	1,567,000
Payments received	(1,963,000)
Total	$88,952,000
The amount of total gains (losses) for the three month period included in earnings attributable to the change in unrealized gains relating to assets held at December 31, 2016	$(955,000)

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the three months ended December 31, 2016 are reported in the following revenue categories:

Total gains included in the three months ended December 31, 2016	$(955,000)
Change in unrealized gains relating to assets still held at December 31, 2016	$(955,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting (restated)

The Company operates through strategic business units that are aggregated into four reportable segments: consumer receivables, personal injury claims, structured settlements, and GAR Disability Advocates. The four reportable segments consist of the following:

•

Consumer receivables -  This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables. Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ® , Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. The business conducts its activities primarily under the name Palisades Collection, LLC.

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

•

Social Security benefit advocacy – GAR Disability Advocates is an advocacy group which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

 Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes and other assets.

The following table shows results by reporting segment for the three month periods ended December 31, 2016 and 2015.

The Company eliminates any revenue between the segments.

(Dollars in millions)	Consumer Receivables	Personal Injury Claims	Structured Settlements	Social Security Benefit Advocacy	Corporate	Total Company
Three Months Ended December 31,
2016:
Total Revenues	$4.0	$2.3	$0.9	$1.4	$—	$8.6
Other income	—	—	—	—	0.6	0.6
Income (loss) before income tax	3.3	—	(1.5)	(0.9)	(3.7)	(2.8)
Total Assets	17.5	49.0	86.6	1.5	102.9	257.5
2015:
Total Revenues	5.1	3.1	2.9	0.7	—	11.8
Other income	—	—	—	—	0.5	0.5
Income (loss) before income tax	4.7	1.9	0.8	(1.8)	(2.2)	3.4
Total Assets	17.9	35.2	73.9	2.4	106.6	236.0

  ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 - Accumulated Other Comprehensive (Loss) Income (restated)

Accumulated other comprehensive (loss) income consists of:

	December 31, 2016 (restated)			September 30, 2016
	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$(538,000)	$86,000	$(205,000)	$(1,480,000)	$(1,685,000)

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $246,000 and ($628,000) at December 31, 2016, and September 30, 2016, respectively.	-	(369,000)	(369,000)	-	942,000	942,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $826,000 and ($529,000) at December 31, 2016, and September 30, 2016, respectively.	(1,239,000)	-	(1,239,000)	868,000	-	868,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $18,000 and $24,000 at December 31, 2016, and September 30, 2016, respectively.	(27,000)	-	(27,000)	(39,000)	-	(39,000)

Net current-period other comprehensive (loss) income	(1,266,000)	(369,000)	(1,635,000)	829,000	942,000	$1,771,000

Ending balance	$(642,000)	$(907,000)	$(1,549,000)	$624,000	$(538,000)	$86,000

Note 21—Related Party Transactions

 On September 17, 2015, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provides consulting services which included, but is not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“services”). The Consulting Agreement is for a period of two years, which ends on September 17, 2017. For the three months ended December 31, 2016, the Company booked a liability of $20,000 to Piccolo for such services which was paid on January 6, 2017.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, received a fee from Pegasus which was calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired on December 28, 2016. Thereafter, it is payable by PLF and its affiliates.  Pegasus paid ALP $33,000 for the three months ended December 31, 2016.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and Item 1A of this Quarterly Report on Form 10-Q/A.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States since 2010. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia will commence funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”), which expires at the end of December 2016. Pegasus continues to remain in operation to collect its current portfolio of advances, but will not fund any new advances after December 28, 2016. Simia will be operated by a new management team, with significant experience in the personal injury funding business.

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

	Three Month Periods Ended December 31,
	2016	2015
Finance income (consumer receivables)	46.5%	43.5%
Personal injury claims	26.8%	26.1%
Structured settlements	11.0%	24.8%
Social Security benefit advocacy	15.7%	5.6%
Total revenues	100.0%	100.0%

Financial Information About Operating Segments (continued)

Information about the results of each of the Company’s reportable segments for the three month periods ended December 31, 2016 and 2015, reconciled to the consolidated results, are set forth below:

(Dollars in millions)	Consumer Receivables	Personal Injury Claims	Structured Settlements	Social Security Benefit Advocacy	Corporate	Total Company
Three Months Ended December 31,
2016:
Total Revenues	$4.0	$2.3	$0.9	$1.4	$—	$8.6
Other income	—	—	—	—	0.6	0.6
Segment profit (loss)	3.3	—	(1.5)	(0.9)	(3.7)	(2.8)
Segment Assets	17.5	49.0	86.6	1.5	102.9	257.5
2015:
Total Revenues	5.1	3.1	2.9	0.7	—	11.8
Other income	—	—	—	—	0.5	0.5
Segment profit (loss)	4.7	1.9	0.8	(1.8)	(2.2)	3.4
Segment Assets	17.9	35.2	73.9	2.4	106.6	236.0

The Company eliminates revenue between segments.

 Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Pursuant to the Term Sheet, the parties agreed that Pegasus will continue in existence to collect advances on its Portfolio. The Company will fund overhead expenses relating to its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be allocated an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia will commence funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with PLF. As of December 31, 2016, the Company’s net investment in personal injury cases was approximately $47.9 million.

 On May 8, 2012, the Company announced the formation of EMIRIC, LLC , a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of December 31, 2016, BPCM has invested $2.5 million, net of reserve charges, in cases managed by this Venture.

In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in the venture and other assets. At December 31, 2016, the balance in the revolving line of credit was approximately $1.5 million. Effective August 14, 2016, BPCM extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment.

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

CBC has a portfolio of structured settlements which is financed by approximately $71.6 million of debt, consisting of a $15.3 million line of credit with an institutional source and $56.3 million in notes issued by CBC to third party investors. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed CEO/General Counsel effective January 1, 2017.

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

Results of Operations

Three Months Ended December 31, 2016, Compared to the Three-Months Ended December 31, 2015

 Finance income . For the three months ended December 31, 2016, finance income decreased $1.1 million, or 22.1%, to $4.0 million from $5.1 million for the three months ended December 31, 2015. The decrease in finance income is due to decreasing collections on older zero basis portfolios and the new portfolios that are substantially in the cost recovery stage.   During the three months ended December 31, 2016 and 2015, the Company purchased $35.0 million and $97.7 million of face value portfolios at a cost of $2.2 million and $4.4 million, respectively. Net collections for the three months ended December 31, 2016 decreased 12.7% to $6.4 million from $7.3 million for the three months ended December 31, 2015.  For the three months ended December 31, 2016 gross collections increased 0.7% or $0.1 million to $11.5 million from $11.4 million for the three months ended December 31, 2015. For the three months ended December 31, 2016 commissions and fees associated with gross collections from our third party collection agencies and attorneys increased 24.5% or $1.0 million to $5.1 million from $4.1 million for the three months ended December 31, 2015. Commissions and fees amounted to 44.6% of gross collections for the three months ended December 31, 2016, compared to 36.1% for the three months ended December 31, 2015 resulting from higher percentage of commissionable collections in the current year.

Personal injury claims income . For the three months ended December 31, 2016, personal injury claims income decreased $0.8 million to $2.3 million from $3.1 million for the three months ended December 31, 2015, as a result of reduced funding in the current quarter.

Structured settlement income. Structured settlement income of $0.9 million includes $1.0 million of unrealized losses and $1.9 million of interest income for the three months ended December 31, 2016. Structured settlement income of $2.9 million included $1.5 million of unrealized gains and $1.4 million of interest income for the three months ended December 31, 2015. This decrease in income is the result of a reduction in fair value of $2.6 million during the current year. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.0 million of unrealized losses recognized for the three months ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as interest income on structured settlements and a reduction in fair value of $2.6 million during the period. There were no other changes in assumptions during the period.

Social security benefit advocacy fee income. Disability fee income increased $0.7 million, or 105.5%, to $1.4 million for the three months ended December 31, 2016 from $0.7 million for the three months ended December 31, 2015, due to an increase in closed cases with the Social Security Administration.

Other income. The following table summarizes other income for the three months ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Interest and dividend income	$404,000	$433,000
Realized gain	133,000	16,000
Other	22,000	66,000
	$559,000	$515,000

  General and administrative expenses.  For the three months ended December 31, 2016, general and administrative expense increased $2.8 million, or 33.3%, to $11.0 million from $8.2 million for the three months ended December 31, 2015, primarily due to an increase in professional fees of $1.7 million, primarily related to the Mangrove matter, and increased Pegasus bad debt expense of $1.0 million .

Interest expense. For the three months ended December 31, 2016, interest expense increased $0.2 million to $0.9 million from $0.7 million for the three months ended December 31, 2015. The increased interest expense is a result of the additional CBC debt required to expand the investment in structured settlements.

Segment profit – Consumer Receivables. Segment profit decreased $1.4 million to $3.3 million for the three months ended December 31, 2016 from $4.7 million for the three months ended December 31, 2015, as a result of decreased revenue, $1.8 million, and higher collection expense in the current year period.

Segment profit – Personal Injury Claims. Segment profit was $0.0 million for the three months ended December 31, 2016 as compared to a $1.9 million profit for the three months ended December 31, 2015. The deteriorating results are primarily attributable to increased provision against accrued interest on the current portfolios, as well as an increase in bad debt expense.

Segment loss– Structured Settlements. Segment loss was $1.5 million for the three months ended December 31, 2016 compared to $0.8 million for the three months ended December 31, 2015. The $2.3 million decrease is a result of higher revenues derived from the increased investment in structured settlements, offset by higher interest costs and a reduction in the fair value of structured settlements of $2.6 million during the current year.

Segment loss – GAR Disability Advocates . The Segment loss was $0.9 million for the three months ended December 31, 2016 as compared to a $1.8 million segment loss for the three months ended December 31, 2015. This reduced loss of $0.9 million in the current fiscal year is primarily the result of higher revenues and a reduction in overhead expenses.

Income tax (benefit) expense . Income tax benefit, consisting of federal and state components, for three months ended December 31, 2016, was $1.1 million as compared to $1.0 million tax expense for the three months ended December 31, 2015.

Net (loss) income. As a result of the above, the Company had a net loss for the three months ended December 31, 2016 of $1.6 million compared to $2.3 million income for the three months ended December 31, 2015.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $21,000 is the portion attributable to Pegasus for the three months ended December 31, 2016 as compared to $529,000 attributable to Pegasus and CBC for the three months ended December 31, 2015.

Net (loss) income attributable to Asta Funding, Inc. Net loss attributable to Asta Funding, Inc. was $1.7 million for the three months ended December 31, 2016 as compared to net income of $1.8 million for the three months ended December 31, 2015.

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

  Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the personal injury claims and structured settlement business segments. Our primary uses of cash include repayments of debt And associated interest payments, purchase of structured settlement and advances of personal injury claims, costs involved in the collection of consumer receivables, taxes and to support day-to-day operations of the Company.

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

Financing Agreement . The Settlement Agreement and Omnibus Amendment (“Settlement Agreement”) was in effect on August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement with BMO as an amendment to the Receivables Financing Agreement. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the Settlement Agreement, the Company would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, the Company would be released from the remaining contractual obligation of the Receivables Financing Agreement (“RFA”) and the Settlement Agreement.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. There is a $8.2million aggregate balance on deposit at Bank Hapoalim which has been reclassified as restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit. As of December 31, 2016, the Company had not used this facility.

Tender Offer of Company Common Shares

On March 22, 2016, MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. (“Mangrove”), filed a Tender Offer Statement with the SEC, announcing the commencement of an unsolicited tender offer to acquire up to 3,000,000 shares of Asta common stock at price of $9.00 per share (“the Mangrove Offer”). The Mangrove Offer was sent to the holders of common stock of the Issuer. If the Offer were subscribed, the Mangrove Offer would represent approximately 25.0% of the issued and outstanding shares and would result in Mangrove owning an aggregate of approximately 5,102,427 shares, which would have represented approximately 42.5% of issued and outstanding shares, based on the 12,011,476 shares, issued and outstanding as of March 31, 2016.

On March 31, 2016, the Company announced that its Board, after careful consideration and in consultation with a special committee of the Board and its financial and legal advisors, has unanimously determined to recommend that shareholders reject the Mangrove Offer. Furthermore, the Company has announced its intention to commence an issuer tender offer for 3,000,000 shares of Asta common stock pursuant to a “Dutch Auction” format at a price range of $9.50 to $10.25 per share.

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

On April 15, 2016, MPF InvestCo 4, LLC and Mangrove amended its previously announced unsolicited tender offer to acquire up to 3,000,000 shares of Asta’s common stock, increasing the price per share from $9.00 to $9.50, and extending the expiration date to May 9, 2016. In addition, the amendment added certain additional conditions to Mangrove’s obligation to consummate its offer. On April 21, 2016, the Company’s Board unanimously reaffirmed its recommendation to shareholders that they reject the unsolicited offer, citing the fact that the increased offer was still at the bottom of the range in the Company’s self-tender, as described above. On April 26, 2016, Mangrove announced the termination of its Tender Offer, which had been due to expire on May 9, 2016. Mangrove stated that it had terminated its offer because it determined that a condition of the offer would not be satisfied. None of the shares of the Company’s common stock were purchased under the Mangrove offer.

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

Pursuant to the Term Sheet, the parties agreed that Pegasus will continue in existence in order to collect advances on its existing Portfolio. The Company will fund overhead expenses relating to the collection of the Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be allocated an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement with Patrick F. Preece to serve as its Chief Executive Officer.

Divorce Funding

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but had been extended to August 2016. Effective August 14, 2016, the Company extended its revolving line of credit with Balance Point until March 31, 2017, at substantially the same terms as the September 14, 2014 amendment. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of December 31, 2016, CBC had structured settlements valued at $89.0 million and debt of $71.6 million, consisting of a $15.3 million line of credit and an aggregate of 56.3 million of non-recourse notes.

Cash Flow

At December 31, 2016, our cash decreased $12.0 million to $6.5 million from $18.5 million at September 30, 2016 which includes an $8.2 million reclassification from cash and cash equivalents to restricted cash.

Net cash used in operating activities was $5.6 million during the three month period ended December 31, 2016, as compared to $0.1 million used in operating activities for the three month period ended December 31, 2015, primarily resulting from a $5.3 million change in income taxes receivable. Net cash used in investing activities was $2.2 million during the three month period ended December 31, 2016, as compared to $1.6 million provided by investing activities during the three month period ended December 31, 2015. The change in cash in investing activities is primarily due to higher proceeds from sale of available for sale Securities in the prior year period. Net cash used in financing activities was $4.2 million during the three month period ended December 31, 2016, as compared to $3.3 million used in financing activities in the same 2015 period. The change reflects the reclassification of $8.2 million from cash and cash equivalents to restricted cash in the current period, partially offset by the purchase of treasury stock in the prior period.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, investment in structured settlements, costs involved in the collections of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios. Acquisitions recently have been financed through cash flows from operating activities. We believe we may secure credit facilities with financial institutions as we look to grow the Company, support current operations, and execute on our short and long term business initiatives. In the short term, our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business. Structured settlements are financed through the use of a credit line, warehouse facility, and private placement financing.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign exchange rates and changes in corporate tax rates. At December 31, 2016, the debt associated with our acquisition of CBC, had a balance of approximately $71.6 million, consisting of $15.3 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $56.3 million of notes at varying rates, from 4.85% to 8.75%, issued by CBC’s subsidiaries. At December 31, 2016, the LIBOR rate was 0.77167%. Thus, a 25 basis point change in the LIBOR rate would have had an immaterial impact on the CBC line of credit interest expense, while above the floor rate (4.02167%) would have an effect less than a month. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective on December 31, 2016.

Restatement of Previously Issued Financial Statements. On May 12, 2017, after discussions with the Company’s Audit Committee, management concluded that the Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements for the quarter ended December 31, 2016. The Company subsequently revised the fair market of the structured settlements, and has reflected the change in its restated results of operations for the quarter ended December 31, 2016. As a result of this misstatement, the Company has concluded there was a previously undetected material weakness in the Company’s internal control over financial reporting as of December 31, 2016.

Remediation plan. Since the determination regarding this material weakness, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. While we had processes in place to identify and apply the accounting standards, we enhanced these processes to better assess and interpret the accounting guidance and engaged a third party valuation firm to assist the Company in its financial reporting compliance. The firm has been engaged to assist in the analysis of complex financial instruments. Management will continue to review and make necessary changes to the overall design of our internal control environment.

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

Originators, debt purchasers and third party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Being a defendant in such class action lawsuits or other litigation could materially adversely affect our results of operations and financial condition. Currently , the Company has set up a reserve for settlement costs of $2.3 million to cover a class action lawsuit.

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

(1)

The certificate of Incorporation of Asta Funding, Inc. was previously filed as Exhibit 3.1 to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212), but is being re-filed as an Exhibit to this Quarterly Report on Form 10-Q/A to make it available on the Electronic Data Gathering, Analysis and Retrieval website.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)	Incorporated by reference to Exhibit 3.3 to Asta Funding’s Quarterly Report on Form 10-Q filed on August 9, 2016.

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: May 26, 2017	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2017	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

10.1	Term Sheet (4)

10.2	Employment Agreement (5)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)

The certificate of Incorporation of Asta Funding, Inc. was previously filed as Exhibit 3.1 to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212), but is being re-filed as an Exhibit to this Quarterly Report on Form 10-Q/A to make it available on the Electronic Data Gathering, Analysis and Retrieval website.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)	Incorporated by reference to Exhibit 3.3 to Asta Funding’s Quarterly Report on Form 10-Q filed on August 9, 2016.

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.