Form 10-Q
period 2017-03-31
ASTA FUNDING INC
filed 2017-05-26
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 22, 2017, the registrant had 6,562,215 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$10,521,000	$18,526,000
Restricted cash	10,064,000	—
Available for sale investments (at fair value)	5,397,000	56,764,000
Consumer receivables acquired for liquidation (at net realizable value)	11,651,000	13,671,000
Structured settlements (at fair value)	90,370,000	85,708,000
Investment in personal injury claims	47,888,000	48,289,000
Other investments, net	—	3,590,000
Due from third party collection agencies and attorneys	1,044,000	1,005,000
Prepaid and income taxes receivable	7,609,000	880,000
Furniture and equipment, net	199,000	243,000
Deferred income taxes	17,556,000	15,530,000
Goodwill	2,770,000	2,770,000
Other assets	6,327,000	8,423,000

Total assets	$211,396,000	$255,399,000

LIABILITIES
Line of credit	$9,600,000	$—
Other debt – CBC (including non-recourse notes payable of $55.5 million at March 31, 2017 and $57.3 million at September 30, 2016)	74,183,000	67,435,000
Other liabilities	8,462,000	5,974,000
Income taxes payable	—	252,000

Total liabilities	92,245,000	73,661,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at March 31, 2017 and at September 30, 2016; and outstanding 6,562,215 at March 31, 2017 and 11,876,224 at September 30, 2016	133,000	133,000
Additional paid-in capital	67,034,000	67,026,000
Retained earnings	120,837,000	128,063,000
Accumulated other comprehensive income (loss)	(726,000)	86,000
Treasury stock (at cost) 6,774,293 shares at March 31, 2017 and 1,460,284 shares at September 30, 2016	(67,128,000)	(12,925,000)
Non-controlling interest	(999,000)	(645,000)

Total stockholders’ equity	119,151,000	181,738,000

Total liabilities and stockholders’ equity	$211,396,000	$255,399,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues:
Finance income, net	$4,018,000	$4,914,000	$8,019,000	$10,056,000
Personal injury claims income	2,146,000	1,846,000	4,448,000	4,931,000
Unrealized (loss) gain on structured settlements	(1,338,000)	1,637,000	(2,293,000)	3,164,000
Interest income on structured settlements	1,941,000	1,301,000	3,842,000	2,708,000
Disability fee income	1,502,000	872,000	2,856,000	1,531,000
Total revenues	8,269,000	10,570,000	16,872,000	22,390,000
Other income (loss) - includes ($948,000) and $0 during the three month periods ended March 31, 2017 and 2016, and ($993,000) and ($31,000) during the six month periods ended March 31, 2017 and 2016, respectively, of accumulated other comprehensive loss reclassification for securities sold	(688,000)	378,000	(129,000)	893,000
	7,581,000	10,948,000	16,743,000	23,283,000
Expenses:
General and administrative	15,995,000	13,209,000	26,978,000	21,448,000
Interest	982,000	788,000	1,916,000	1,516,000
Impairment of consumer receivables	—	124,000	—	124,000
	16,977,000	14,121,000	28,894,000	23,088,000
(Loss) income before income tax	(9,396,000)	(3,173,000)	(12,151,000)	195,000
Income tax (benefit)/expense - includes tax expense of $379,000 and $0 during the three month periods ended March 31, 2017 and 2016 and $397,000 and $11,000 during the six month periods ended March 31, 2017 and 2016, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	(3,818,000)	(1,425,000)	(4,937,000)	(392,000)
Net (loss) income	(5,578,000)	(1,748,000)	(7,214,000)	587,000
Less: net (loss) income attributable to non-controlling interests	(9,000)	83,000	12,000	612,000
Net loss attributable to Asta Funding, Inc.	$(5,569,000)	$(1,831,000)	$(7,226,000)	$(25,000)
Net loss per share attributable to Asta Funding, Inc.:
Basic	$(0.57)	$(0.15)	$(0.67)	$(0.00)
Diluted	$(0.57)	$(0.15)	$(0.67)	$(0.00)
Weighted average number of common shares outstanding:
Basic	9,691,576	12,076,120	10,795,903	12,115,987
Diluted	9,691,576	12,076,120	10,795,903	12,115,987

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Comprehensive income (loss) is as follows:
Net (loss) income	$(5,578,000)	$(1,748,000)	$(7,214,000)	$587,000
Net unrealized securities gain (loss), net of tax (expense)/benefit of ($680,000) and ($94,000) during the three month periods ended March 31, 2017 and 2016, respectively, and $23,000 and ($283,000) during the six month periods ended March 31, 2017 and 2016, respectively.	1,204,000	167,000	(35,000)	503,000
Reclassification adjustments for securities sold, net of tax benefit of $379,000 and $0 during the three month periods ended March 31, 2017 and 2016, and $397,000 and $11,000 during the six month periods ended March 31, 2017 and 2016, respectively.	(569,000)	—	(596,000)	(20,000)
Foreign currency translation, net of tax (expense)/benefit of ($125,000) and $148,000 during the three month periods ended March 31, 2017 and 2016, respectively, and $121,000 and $557,000 during the six month periods ended March 31, 2017 and 2016, respectively.	188,000	254,000	(181,000)	496,000
Other comprehensive income (loss)	823,000	421,000	(812,000)	979,000
Total comprehensive income (loss)	$(4,755,000)	$(1,327,000)	$(8,026,000)	$1,566,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive) Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2016	13,336,508	133,000	67,026,000	128,063,000	86,000	(12,925,000)	(645,000)	181,738,000
Exercise of options	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	8,000	—	—	—	—	8,000
Net (loss) income	—	—	—	(7,226,000)	—	—	12,000	(7,214,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(596,000)	—	—	(596,000)
Unrealized (loss) gain on marketable securities, net	—	—	—	—	(35,000)	—	—	(35,000)
Purchase of treasury stock	—	—	—	—	—	(54,203,000)	—	(54,203,000)
Foreign currency translation, net	—	—	—	—	(181,000)	—	—	(181,000)
Distributions to non-controlling interest	—	—	—	—	—	—	(366,000)	(366,000)
Balance, March 31, 2017	13,336,508	$133,000	$67,034,000	$120,837,000	$(726,000)	$(67,128,000)	$(999,000)	$119,151,000

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000
Exercise of options	7,499	—	47,000					47,000
Stock based compensation expense	—	—	428,000	—	—	—	—	428,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(25,000)	—	—	612,000	587,000
Amount reclassified from other comprehensive income (loss)	—	—	—	—	(20,000)	—	—	(20,000)
Unrealized gain on marketable securities, net	—	—	—	—	503,000	—	—	503,000
Purchase of treasury stock	—	—	—	—	—	(8,363,000)	—	(8,363,000)
Foreign currency translation, net	—	—	—	—	496,000	—	—	496,000
Purchase of subsidiary shares from non-controlling interest	—	—	(873,000)	—	—	—	(927,000)	(1,800,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Distributions to non-controlling interest	—	—	—	—	—	—	(789,000)	(789,000)
Balance, March 31, 2016	13,197,476	$132,000	$65,612,000	$120,586,000	$(706,000)	$(10,114,000)	$(2,101,000)	$173,409,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Cash flows from operating activities:
Net (loss) income	$(7,214,000)	$587,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	191,000	246,000
Deferred income taxes	(1,606,000)	(1,202,000)
Impairment of consumer receivables acquired for liquidation	—	124,000
Stock based compensation	8,000	428,000
Loss on sale of available-for-sale securities	993,000	31,000
Structured settlements – accrued interest	(3,165,000)	(2,474,000)
Structured settlements – unrealized loss (gains)	2,293,000	(3,164,000)
Unrealized gain on other investments	—	(152,000)
Unrealized foreign exchange loss on other investments	—	(26,000)
Reserve for loss on other investments	—	1,000,000
Loss on other investments	3,590,000	—
Changes in:
Prepaid and income taxes receivable	(6,729,000)	169,000
Due from third party collection agencies and attorneys	(39,000)	372,000
Other assets	1,964,000	(392,000)
Income taxes payable	(252,000)	—
Other liabilities	2,307,000	2,018,000
Net cash used in operating activities	(7,659,000)	(2,435,000)
Cash flows from investing activities:		,
Purchase of consumer receivables acquired for liquidation	(2,213,000)	(6,141,000)
Principal collected on receivables acquired for liquidation	4,233,000	4,841,000
Purchase of available-for-sale securities	(7,693,000)	(7,419,000)
Proceeds from sale of available-for-sale securities	57,016,000	12,303,000
Purchase of non-controlling interest	—	(800,000)
Investments in personal injury claims – advances	(9,194,000)	(12,649,000)
Investments in personal injury claims – receipts	9,595,000	14,173,000
Capital expenditures	(15,000)	(69,000)
Investments in structured settlements – advances	(7,926,000)	(8,306,000)
Investments in structured settlements – receipts	4,136,000	3,389,000
Net cash provided by/(used in) investing activities	47,939,000	(678,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	47,000
Purchase of treasury stock	(54,203,000)	(8,363,000)
Change in restricted cash	(10,064,000)	—
Distribution to non-controlling interest	(366,000)	(789,000)
Borrowings from line of credit	9,600,000	—
Borrowings of other debt – CBC	9,072,000	9,826,000
Repayment of other debt – CBC	(2,324,000)	(2,029,000)
Net cash used in financing activities	(48,285,000)	(1,308,000)
Net decrease in cash and cash equivalents	(8,005,000)	(4,421,000)
Cash and cash equivalents at beginning of period	18,526,000	24,315,000
Cash and cash equivalents at end of period	$10,521,000	$19,894,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$1,879,000	$1,538,000
Taxes	6,200,000	—
Supplemental disclosure of non-cash flow investing activities :
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claim, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary Simia, social security and disability advocacy through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

Personal injury claims

Pegasus conducts its business solely in the United States. Prior to 2017, Pegasus obtained its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business was also obtained from the Pegasus website and through attorneys.

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”), which expired at the end of December 2016. Pegasus continues to remain in operation to collect its current portfolio of advances, and has not funded any new advances after December 28, 2016 (see Note 7 – Litigation Funding).

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

Basis of Presentation

The consolidated balance sheet as of March 31, 2017, the consolidated statements of operations for the three and six month periods ended March 31, 2017 and 2016, the consolidated statements of comprehensive income (loss) for the three and six month periods ended March 31, 2017 and 2016, the consolidated statements of stockholders’ equity as of and for the six months ended March 31, 2017 and 2016, and the consolidated statements of cash flows for the six month periods ended March 31, 2017 and 2016, are unaudited. The September 30, 2016 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2017, the results of operations for the three and six month periods ended March 31, 2017 and 2016 and cash flows for the six month periods ended March 31, 2017 and 2016 have been made. The results of operations for the three and six month periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Concentration of Credit Risk – Cash and Restricted Cash

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 9 banks at March 31, 2017 that exceeded the balance insured by the FDIC by approximately $5.2 million. Additionally, two foreign banks with an aggregate $1.6 million balances are not FDIC insured. There is a $10.1 million aggregate balance in a domestic bank that is not FDIC insured and has been reclassified to restricted cash in the balance sheet since these assets serve as collateral for the line of credit (see Note 9-Non Recourse Debt ). The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Based on the Company’s evaluation, the Company does not believe this new standard will impact the accounting for its revenues.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of adopting this update on its consolidated financial statements and expects that most of its operating leases will be subject to the accounting standard update and will recognize as operating lease liabilities and right-of-use assets upon adoption

 In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

Note 2—Principles of Consolidation

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period data has been restated to conform to the current period presentation, particularly with respect to Note 4 – Consumer Receivables Acquired for Liquidation.

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at March 31, 2017 and September 30, 2016, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017	$5,408,000	$4,000	$(15,000)	$5,397,000
September 30, 2016	$55,724,000	$1,089,000	$(49,000)	$56,764,000

The available-for-sale investments do not have any contractual maturities. The Company sold six investments during the six months ended March 31, 2017, with a realized loss of $993,000. The Company received $177,000 in capital gains distributions during the six months ended March 31, 2017. For the six months ended March 31, 2016, the Company sold two investments with a realized loss of $31,000 and also received $47,000 in capital gains distributions during that period. The Company recorded an aggregate realized loss of $816,000 related to its available-for-sale securities for the first six months ended March 31, 2017 compared to an aggregate realized gain of $16,000 for the six month period ended March 31, 2016. The Company sold six investments during the three months ended March 31, 2017 with a realized loss of $948,000. There was no sale of investments during the three months ended March 31, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Available-for-Sale Investments (continued)

At March 31, 2017, there were three investments, two of which were in an unrealized loss position that had existed for 12 months or more. All of these securities are considered to be acceptable credit risks. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes the aggregate decline in fair value for these instruments is temporary. In addition, management has the ability to hold these investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income (loss) within stockholders’ equity. Realized gains (losses) on available-for-sale securities are included in other income (loss) and, when applicable, are reported as a reclassification adjustment in other comprehensive income (loss).

Note 4—Consumer Receivables Acquired for Liquidation

Accounts acquired for liquidation are stated at their net estimated realizable value and consist primarily of defaulted consumer loans to individuals primarily throughout the United States and South America.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$13,243,000	$17,843,000
Acquisitions of receivable portfolio	—	1,722,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,009,000)	(7,481,000)
Impairment	—	(124,000)
Effect of foreign currency translation	399,000	(90,000)
Finance income recognized	4,018,000	4,914,000
Balance, end of period	$11,651,000	$16,784,000
Finance income as a percentage of collections	66.9%	65.7%

	For the Six Months Ended March 31,
	2017	2016
Balance, beginning of period	$13,671,000	$15,608,000
Acquisitions of receivable portfolio	2,213,000	6,141,000
Net cash collections from collection of consumer receivables acquired for liquidation	(12,188,000)	(14,774,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(190,000)	—
Impairment	—	(124,000)
Effect of foreign currency translation	126,000	(123,000)
Finance income recognized	8,019,000	10,056,000
Balance, end of period	$11,651,000	$16,784,000
Finance income as a percentage of collections	64.8%	68.1%

During the three and six month periods ended March 31, 2017, the Company purchased $0.0 million and $35.0 million, respectively, of face value portfolios at a cost of $0.0 million and $2.2 million, respectively. During the three and six month periods ended March 31, 2016, the Company purchased $24.8 million and $121.0 million, respectively, of face value portfolios at a cost of $1.7 million and $6.2 million, respectively.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three and six month periods ended March 31, 2017 and 2016, respectively.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Gross collections (1)	$10,621,000	$12,393,000	22,116,000	24,309,000
Commissions and fees (2)	4,612,000	4,912,000	9,738,000	9,535,000
Net collections	$6,009,000	$7,481,000	$12,378,000	$14,774,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
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

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman was appointed CEO/General Counsel effective January 1, 2017 (see Note 11 – Commitments and Contingencies).

Note 6—Structured Settlements (At Fair Value)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $2.3 million of unrealized losses recognized in the six month period ended March 31, 2017, approximately $4.3 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.0 million in realized gains recognized as realized interest income on structured settlements during the period, and a reduction in fair value of $5.6 million on CBC’s life contingent annuities portfolio as a result of the sale on all of the life contingent assets in April 2017 (see Note 22 – Subsequent Events). There were no other changes in assumptions during the period.

We elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at March 31, 2017.

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements (At Fair Value) (continued)

Structured settlements consist of the following as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Maturity (1) (2)	$152,548,000	$133,059,000
Unearned income	(62,178,000)	(47,351,000)
Structured settlements, net	$90,370,000	$85,708,000

(1)	The maturity value represents the aggregate unpaid principal balance at March 31, 2017 and September 30, 2016.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at March 31, 2017 and September 30, 2016.

Encumbrances on structured settlements as of March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$1,771,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,056,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	3,926,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	18,393,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	14,006,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	13,322,000	13,705,000
$25,000,000 revolving line of credit (3)	18,709,000	10,154,000
Encumbered structured settlements	74,183,000	67,435,000
Structured settlements not encumbered	16,187,000	18,273,000
Total structured settlements	$90,370,000	$85,708,000

(3)	See Note 10 – Other Debt – CBC

At March 31, 2017, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017 (6 months)	$5,702,000
September 30, 2018	8,892,000
September 30, 2019	9,237,000
September 30, 2020	8,713,000
September 30, 2021	9,576,000
Thereafter	110,428,000
Total	$152,548,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 7—Litigation Funding

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The recently-formed, wholly owned subsidiary, Simia, also engages in the personal injury claims business. The Company earned $4.4 million and $2.1 million in interest and fees during the six and three month periods ending March 31, 2017, respectively, compared to $4.9 million and $1.8 million, respectively, during the six and three month periods ending March 31, 2016. The Company had a net invested balance of $47.9 million and $48.3 million on March 31, 2017 and September 30, 2016, respectively. The Company records reserves for bad debts, which, at March 31, 2017 and 2016, amounted to $10.7 million and $6.2 million, as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Balance at beginning of period	$9,542,000	$5,496,000	$8,542,000	$5,459,000
Provisions for losses	1,885,000	724,000	3,274,000	1,136,000
Write offs	(775,000)	(45,000)	(1,164,000)	(420,000)
Balance at end of period	$10,652,000	$6,175,000	$10,652,000	$6,175,000

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

Pursuant to the Term Sheet, the parties agreed that Pegasus will continue in existence in order to collect advances on its existing Portfolio. The Company will fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. Since January 2, 2017, additional overhead expenses advanced are being paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

On November 11, 2016, the Company announced that it is continuing its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement with Patrick F. Preece to serve as its Chief Executive Officer (see Note 11 – Commitments and Contingencies). On March 24, 2017, Simia purchased a portfolio of personal injury claims from a third party for approximately $3.0 million. The Company plans to grow Simia organically, but may from time to time purchase portfolio of assets from a third party if the opportunity presented aligns with the Company’s strategic growth plans.

Matrimonial Claims (included in Other Assets)

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off in general and administrative expenses on the consolidated statement of operations during the three months ended March 31, 2017. As of March 31, 2017, the Company’s investment in cases through BPCM was approximately $2.0 million. There was no income recognized for the six months ended March 31, 2017 and 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2017	2016
Furniture	$417,000	$417,000
Equipment	236,000	234,000
Software	1,363,000	1,350,000
	2,016,000	2,001,000
Less accumulated depreciation and amortization	1,817,000	1,758,000
Balance, end of period	$199,000	$243,000

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

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (the “Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by Asta Funding, Inc., less certain credits for payments made prior to the consummation of the Settlement Agreement (the “Remaining Amount”), Palisades XVI and its affiliates would be automatically released from liability in connection with the RFA (subject to customary exceptions). A condition to the release was Palisades XVI’s agreement to grant BMO, as of the time of the payment of the Remaining Amount, the right to receive 30% of net collections from the Portfolio Purchase once Palisades XVI has received from future net collections, the sum of $15 million plus voluntary prepayments included in the payment of the Remaining Amount (the “Income Interest”). On June 3, 2014, Palisades XVI paid the Remaining Amount. The final principal payment of $2,901,199 included a voluntary prepayment of $1,866,036 provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO would be entitled to receive any payments with respect to its Income Interest.

During the month of June, 2016, the Company received the balance of the $16.9 million, and, as of March 31, 2017, the Company recorded a liability to BMO of approximately $169,000, which has been recorded in other liabilities in the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on April 10, 2017. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provided for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that required the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has borrowed $9.6 million against the facility, which was outstanding as of March 31, 2017. There is a $10.1million aggregate balance in Bank Hapoalim which has been reclassified as restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit (see Note 1 – Business and Basis of Presentation). On April 28, 2017, the Company renewed the line of credit facility with a new maturity date of August 2, 2017 (see Note 22 – Subsequent Events).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Other Debt—CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. In March 2017, the credit line was extended to April 28, 2017. On April 28, 2017, CBC entered into the Tenth Amendment, extending the credit line maturity date to June 30, 2017 (see Note 22 – Subsequent Events).

On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On July 8, 2016, CBC issued, through its subsidiary, BBR VI, approximately $14.8 million of fixed rate asset-backed notes with a yield of 4.85%. On April 7, 2017, CBC issued approximately $18.3 million of fixed rate asset-backed notes with a yield of 5.0% (see Note 22 – Subsequent Events).

As of March 31, 2017, the remaining debt amounted to $74.2 million, which consisted of $18.7 million drawdown from a line of credit from an institutional source and $55.5 million of notes payable issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at March 31, 2017 and September 30, 2016:

	Interest Rate	March 31, 2017	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,771,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,056,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,926,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	18,393,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	14,006,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,322,000	13,705,000
Subtotal notes payable		55,474,000	57,281,000
$25,000,000 revolving line of credit expiring on June 30, 2017	4.1%	18,709,000	10,154,000
Total other debt – CBC		$74,183,000	$67,435,000

Note 11—Commitments and Contingencies

Employment Agreement

On November 11, 2016, the Company announced that it would continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement (the “Employment Agreement”) with Patrick F. Preece to serve as its Chief Executive Officer. Under the Employment Agreement, Mr. Preece receives an annual base salary of $250,000, subject to annual increases at the discretion of the compensation committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”). Mr. Preece is eligible to receive an annual cash or non-cash bonus in the sole and exclusive discretion of the Compensation Committee. Mr. Preece is also eligible to receive a cash or non-cash profit bonus of up to 15% of the closing consideration received by the Company. He is also entitled to participate in any other benefit plans established by the Company for management employees. The Employment Agreement has a five year term. Under the Employment Agreement, Mr. Preece may be terminated with or without “cause” (as defined in the Employment Agreement) and may resign with or without “good reason” (as defined in the Employment Agreement). If Mr. Preece is terminated without “cause” or resigns for “good reason” he will receive severance equal to two years of his base salary. He is also entitled to a pro-rata share of the profit bonus and his deferred compensation will vest immediately. Mr. Preece is also subject to a non-compete and non-solicitation provision during the term of his employment and, unless his employment is terminated without “cause” or he resigns for “good reason,” for two years thereafter.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 11—Commitments and Contingencies (continued)

Employment Agreement (continued)

The employment contracts of the original two CBC principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman was appointed CEO/General Counsel, effective January 1, 2017.

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, New York, NY and Conshohocken, PA.

Legal Matters

In June 2015, a putative class action complaint was filed against the Company, and one of its third-party law firm servicers, alleging violation of the federal Fair Debt Collection Practices Act and Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law arising from debt collection activities and default judgments obtained against certain debtors.

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

The plaintiffs’ attorneys advised that they were contemplating the filing of another putative class action complaint against the Company alleging substantially the same claims as those that were asserted in this matter. In anticipation of such an eventuality, the Company agreed to non-binding mediation in order to reach a global settlement with other putative class members, which would avert the possibility of further individual or class actions with respect to the affected accounts. To date, the parties have attended two mediation sessions and are continuing to discuss a global settlement. In connection with such discussions, the parties agreed in principle to settle the action for a payment of $3.9 million (which would be split equally between the Company and the law firm servicer). The Company and law firm servicer have also agreed to cease collection activity on the affected accounts.

Accordingly, the Company set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2016, which was included in general and administrative expenses in the Company's consolidated statement of operations.

The Company reassessed the situation at September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which was made during the three month period ended September 30, 2016. The Company reviewed the case as of March 31, 2017 and deemed that the $2.3 million reserve remains sufficient.

The Company is a defendant in a lawsuit filed in Montana state court alleging fraud and abuse of process arising from the Company’s business relationship with an entity that finances divorce litigation proceedings. As of March 31, 2017, and based on its assessments of current facts and circumstances, the Company believes that it has recorded adequate reserves to cover future obligations associated with this lawsuit.

The Company filed a lawsuit in Delaware state court against a third party servicer arising from the third party servicer’s failure to pay the Company certain amounts that are due the Company under a servicing agreement. The third party servicer filed a counterclaim in the Delaware action alleging that the Company owes certain amounts to the third party servicer for court costs pursuant to an alleged arrangement between the companies. The Company believes that it has meritorious defenses against this counterclaim and will continue to vigorously defend itself against any such action.

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

 During the fiscal year 2016, the Company recorded an impairment loss on this investment of $1.0 million, which was included in general and administrative expenses in the consolidated statements of operations. In fiscal year 2017, the Company received an announcement that the investment was being liquidated. After careful consideration, the $3,425,000 carrying value of this investment was written off as of March 31, 2017.

Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company utilizes third party collection agencies and attorney networks.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended December 31, 2016 and six months ended March 31, 2017 was 41% for both periods, compared to 45% and 49% in the same periods of the prior year. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 34% due to state income taxes, and other permanent differences. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The tax returns for the 2014 through 2015 fiscal years are currently under examination by the Internal Revenue Service. The Company does not have any uncertain tax positions.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Net (Loss) Income per Share

Basic per share data is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company’s stock based compensation plans. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic	$(5,569,000)	9,691,576	$(0.57)	$(1,831,000)	12,076,120	$(0.15)
Effect of Dilutive Stock		—			—
Diluted	$(5,569,000)	9,691,576	$(0.57)	$(1,831,000)	12,076,120	$(0.15)

The following table presents the computation of basic and diluted per share data for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic	$(7,226,000)	10,795,903	$(0.67)	$(25,000)	12,115,987	$0.00
Effect of Dilutive Stock		—			—
Diluted	$(7,226,000)	10,795,903	$(0.67)	$(25,000)	12,115,987	$0.00

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

On December 16, 2015, the Compensation Committee of the Board (“Compensation Committee”) granted 67,100 stock options to non-officer employees of the Company, of which 9,100 options vested immediately and the remaining 58,000 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 484,200 shares, an award of 245,625 shares of restricted stock, and has cancelled 66,868 options, leaving 1,337,043 shares available as of March 31, 2017. As of March 31, 2017, approximately 95 of the Company’s employees were able to participate in the 2012 Plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Six Months Ended March 31,
	2017		2016
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	949,667	$8.47	1,043,566	$8.47
Options granted	—	—	67,100	7.93
Options exercised	—	—	(7,499)	6.32
Options forfeited/cancelled	(52,800)	14.13	(8,300)	8.14
Outstanding options at the end of period	896,867	$8.14	1,094,867	$8.45
Exercisable options at the end of period	858,195	$8.15	963,522	$8.48

	Three Months Ended March 31,
	2017		2016
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	897,167	$8.14	1,110,666	$8.43
Options granted	—	—	—	—
Options exercised	—	—	(7,499)	6.32
Options forfeited/cancelled	(300)	8.08	(8,300)	8.14
Outstanding options at the end of period	896,867	$8.14	1,094,867	$8.45
Exercisable options at the end of period	858,195	$8.15	963,522	$8.48

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of March 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	–	$5.7500	3,800	2.1	$2.95	3,800	$2.95
$5.7501	–	$8.6250	768,567	5.0	7.96	729,895	7.96
$8.6251	–	$11.5000	124,500	5.8	9.40	124,500	9.40
			896,867	5.1	$8.14	858,195	$8.15

The Company recognized $8,000 and $14,000 of compensation expense related to the stock option grants during the six and three month periods ended March 31, 2017, respectively. The Company recognized $327,000 and $131,000 of compensation expense related to the stock option grants during the six and three month periods ended March 31, 2016, respectively. As of March 31, 2017, there was $62,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.7 years.

The intrinsic value of the outstanding and exercisable options as of March 31, 2017 was approximately $228,000 and $219,000, respectively. The weighted average remaining contractual life of exercisable options is 4.9 years. There were no options exercised during the six and three month periods ended March 31, 2017. The fair value of the stock options that vested during the six and three month periods ended March 31, 2017 was approximately $657,000 and $111,000, respectively. The fair value of the stock options that vested during the six and three month periods ended March 31, 2016 was approximately $1,052,000 and $122,000, respectively. There were no options granted during the six and three month periods ended March 31, 2017. The fair value of the options granted during the six and three month periods ended March 31, 2016 was approximately $532,000 and $0, respectively.

The following table summarizes information about restricted stock transactions:

	Six Months Ended March 31,
	2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	—	$—	44,107	$9.28
Awards granted	—	—	5,000	7.89
Vested	—	—	(34,107)	9.57
Forfeited	—	—	—	—
Unvested at the end of period	—	$—	15,000	$7.92

	Three Months Ended March 31,
	2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	—	$—	15,000	$7.92
Awards granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—
Unvested at the end of period	—	$—	15,000	$7.92

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The Company recognized no compensation expense related to the restricted stock awards during both the six and three month periods ended March 31, 2017, respectively. The Company recognized $101,000 and $14,000 of compensation expense related to the restricted stock awards during the six and three month periods ended March 31, 2016, respectively. As of March 31, 2017, there was no unrecognized compensation cost related to restricted stock awards. An aggregate of 5,000 shares of restricted stock was granted during the first six months of fiscal year 2016, all of which were granted to a non-officer employee. The fair value of the awards vested during the six month periods ended March 31, 2017 and 2016 was $0 and $40,000, respectively.

The Company recognized an aggregate total of $8,000 and $14,000 in compensation expense for the six and three month periods ended March 31, 2017, respectively, for the stock options and restricted stock grants. The Company recognized an aggregate total of $428,000 and $145,000 in compensation expense for the six and three month periods ended March 31, 2016, respectively, for the stock options and restricted stock grants. As of March 31, 2017, there was a total of $62,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 17—Stockholders’ Equity

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of March 31, 2017, there were no such restrictions. No dividends were declared during the three and six month periods ended March 31, 2017 and 2016.

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

 As of December 31, 2016, and for the three month periods ended December 31, 2015 and 2016, Mangrove, due to their ownership in the Company's common stock, which was acquired in a series of OTC transactions, was deemed to be a related party.

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

(Unaudited)

Note 17—Stockholders’ Equity (continued)

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

On January 6, 2017, the Company entered into a settlement agreement (the “ Settlement Agreement ”) with Mangrove and, for limited purposes stated therein, Gary Stern, Ricky Stern, Emily Stern, Arthur Stern, Asta Group, Incorporated and GMS Family Investors LLC (collectively, the “ Stern Family ”).

The Settlement Agreement provided that, within ten business days following the date of the Settlement Agreement, the Company will commence a self-tender offer (“ Tender Offer ”) to repurchase for cash 5,314,009 shares of its common stock at a purchase price of $10.35 per share. The Tender Offer will expire no later than February 28, 2017. Pursuant to the Settlement Agreement, Mangrove will tender its 4,005,701 shares for purchase by the Company. The Stern Family has agreed not to tender any of their shares in the Tender Offer. In addition, pursuant to a securities purchase agreement dated January 6, 2017 between Mangrove and Gary Stern (the “Purchase Agreement”), Gary Stern will purchase any remaining shares owned by Mangrove eleven business days following the closing of the Tender Offer for $10.35 per share.

The Settlement Agreement includes customary standstill and related provisions. Mangrove and the Company also agreed on a mutual release of claims. Additionally, the Company indemnified Mangrove from and against any excise tax imposed as a result of this Settlement Agreement.

The Settlement Agreement was terminable by either the Company or Mangrove by written notice at any time after the close of business on the second anniversary of the Settlement Agreement. The Settlement Agreement will also terminate if the Tender Offer does not close on or before February 28, 2017 or the Company amends the terms of the Tender Offer in a manner adverse to Mangrove.

In connection with the Settlement Agreement, the Company also entered into a Voting Agreement dated January 6, 2017 (the “ Voting Agreement ”) with Gary Stern, Ricky Stern, Emily Stern, Asta Group, Incorporated and GMS Family Investors LLC (collectively, the “ Stern Stockholders ”). The Voting Agreement provides that the Stern Stockholders will not have the right to vote more than 49% of the Company’s total outstanding shares, and any additional shares held by the Stern Stockholders will be voted in a manner proportionate to the votes of the outstanding shares not held by the Stern Stockholders.

On January 19, 2017, the Company commenced a self-tender offer to purchase for cash up to 5,314,009 shares of its common stock at a purchase price of $10.35 per share, less applicable withholding taxes and without interest. The Company made the tender offer pursuant to the Settlement Agreement dated as of January 6, 2017, by and among the Company, Mangrove and certain of their respective affiliates, pursuant to which Mangrove and its affiliates would tender their 4,005,701 shares. The tender offer would reduce the number of shares in the public market.

If more than 5,314,009 shares had been tendered, the Company would have purchased all tendered shares on a pro rata basis, subject to the conditional tender provisions described in the Offer to Purchase. Pursuant to the Settlement Agreement, Gary Stern (or his permitted assignees) had unconditionally agreed to purchase from Mangrove and its affiliates any shares owned by Mangrove and its affiliates that the Company did not purchase in the tender offer.

The tender offer expired on February 15, 2017, at 11:59 p.m., New York City time. Based on the final count by American Stock Transfer & Trust Company, LLC ("AMSTOCK"), the depositary for the tender offer, a total of approximately 6,022,253 shares of the Company’s common stock were validly tendered and not validly withdrawn. Because the tender offer was oversubscribed by 708,244 shares, the Company purchased only a prorated portion of the shares properly tendered by each tendering stockholder. The depositary had informed the Company that the final proration factor for the tender offer was approximately 88.24% of the shares validly tendered and not validly withdrawn. AMSTOCK promptly issued payment for the 5,314,009 shares accepted pursuant to the tender offer and returned all other shares tendered and not purchased. The shares acquired represented approximately 44.7% of the total number of shares of the Company’s common stock issued and outstanding as of February 6, 2017. As a result of this tender offer, the Company recorded during the second quarter an additional $54.2 million in treasury stock, and $797,000 was charged to general and administrative expenses in the consolidated statements of operations which represents the excess of the current market price of the Company’s common stock on January 18, 2017 of $10.20 per share. Additionally, the Ricky Stern Family 2012 Trust (as Gary Stern's permitted assignee), acquired 471,086 Shares under the Purchase Agreement on March 10, 2017 for $4.9 million.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 1)	$10,521,000	$10,521,000	$18,526,000	$18,526,000
Restricted cash (Level 1)	10,064,000	10,064,000	—	—
Available-for-sale investments (Level 1)	5,397,000	5,397,000	56,764,000	56,764,000
Consumer receivables acquired for liquidation (Level 3)	11,651,000	44,014,000	14,320,000	47,233,000
Structured settlements (Level 3)	90,370,000	90,370,000	85,708,000	85,708,000
Other investments, net (1)	—	—	3,590,000	3,590,000
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	18,709,000	18,709,000	10,154,000	10,154,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	55,474,000	55,474,000	57,281,000	57,281,000

(1)

The Company has elected to early adopt ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet. As of March 31, 2017, after receiving notification that the investment was being liquidated, the Company wrote it off.

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains (losses) on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate.

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

Other debt CBC, non-recourse notes payable with varying installments – The fair value at March 31, 2017 was based on the discounted forecasted future collections of the structured settlements.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of March 31, 2017, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

A significant unobservable input used in the fair value measurement of structured settlements is the discount rate. Significant increases and decreases in the discount rate used to estimate the fair value of structured settlements could decrease or increase the fair value measurement of the structured settlements. The discount rate could be affected by factors which include, but are not limited to, creditworthiness of insurance companies, market conditions, specifically competitive factors, credit quality of receivables purchased, the diversity of the payers of the receivables purchased, the weighted average life of receivables, current benchmark rates (i.e. 10 year treasury or swap rate) and the historical portfolio performance of the originator and/or servicer.

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the six month period ended March 31, 2017. The Company had no Level 2 or Level 3 available-for-sale investments during the first six months of fiscal year 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of March 31, 2017:

	Fair Value	Valuation Technique	Significant Unobservable Input	Weighted Average Rate
Structured settlements at fair value	$90,370,000	Discounted cash flow	Discount rate	4.80%	–	10.5%

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

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2017 were as follows:

Balance at September 30, 2016	$85,708,000
Total losses included in earnings	(2,293,000)
Purchases	7,926,000
Sales	—
Interest accreted	3,165,000
Payments received	(4,136,000)
Total	$90,370,000

The amount of total losses for the six months period included in earnings attributable to the change in unrealized losses relating to assets held at March 31, 2017	$(2,293,000)

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the six months ended March 31, 2017 are reported in the following revenue categories:

Total losses included in the six months ended March 31, 2017	$(2,293,000)

Change in unrealized losses relating to assets still held at March 31, 2017	$(2,293,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•

Personal injury claims – Pegasus Funding, LLC, an 80% owned subsidiary, and Simia, a wholly owned subsidiary, purchase interests in personal injury claims from claimants who are a party to personal injury litigation. Advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.

•	Structured settlements - CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•	GAR Disability Advocates is an advocacy group which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, restricted cash, available-for-sale securities, property and equipment, goodwill, deferred taxes and other assets.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting (continued)

The following table shows results by reporting segment for the three and six month period ended March 31, 2017 and 2016.

The Company eliminates revenue between segments.

		Personal		GAR
(Dollars in millions)	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Three Months Ended March 31,
2017:
Total Revenues	$4.0	$2.2	$0.6	$1.5	$—	$8.3
Other income (loss)	—	—	—	—	(0.7)	(0.7)
Income (loss) before income tax	3.5	(0.3)	(1.9)	(0.5)	(10.2)	(9.4)
2016:
Total Revenues	4.9	1.8	3.0	0.9	—	10.6
Other income	—	—	—	—	0.4	0.4
Income (loss) before income tax	0.9	0.4	0.7	(2.7)	(2.5)	(3.2)
Six Months Ended March 31,
2017:
Total Revenues	8.0	4.4	1.6	2.9	—	16.9
Other income (loss)	—	—	—	—	(0.1)	(0.1)
Income (loss) before income tax	6.9	(0.3)	(3.5)	(1.4)	(13.9)	(12.2)
Total Assets	18.8	49.0	87.4	2.3	53.9	211.4
2016:
Total Revenues	10.1	4.9	5.9	1.5	—	22.4
Other income	—	—	—	—	0.9	0.9
Income (loss) before income tax	4.8	2.3	1.4	(4.5)	(3.8)	0.2
Total Assets	16.8	36.2	71.6	3.7	110.5	238.8

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 - Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	March 31, 2017			September 30, 2016
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$(538,000)	$86,000	$(205,000)	$(1,480,000)	$(1,685,000)

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $121,000 and ($628,000) at March 31, 2017, and September 30, 2016, respectively.	-	(181,000)	(181,000)	-	942,000	942,000

Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $23,000 and ($529,000) at March 31, 2017, and September 30, 2016, respectively.	(35,000)	-	(35,000)	868,000	-	868,000

Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $397,000 and $24,000 at March 31, 2017, and September 30, 2016, respectively.	(596,000)	-	(596,000)	(39,000)	-	(39,000)

Net current-period other comprehensive (loss) income	(631,000)	(181,000)	(812,000)	829,000	942,000	$1,771,000

Ending balance	$(7,000)	$(719,000)	$(726,000)	$624,000	$(538,000)	$86,000

	March 31, 2016
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$(205,000)	$(1,480,000)	$(1,685,000)

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $557,000 during the six month period ended March 31, 2016.	-	496,000	496,000

Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of ($294,000) during the six month period ended March 31, 2016.	503,000	-	503,000

Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $11,000 during the six month period ended March 31, 2016.	(20,000)	-	(20,000)

Net current-period other comprehensive (loss) income	483,000	496,000	979,000

Ending balance	$278,000	$(984,000)	$(706,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 21—Related Party Transactions

On September 17, 2015, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provides consulting services which included, but is not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“services”). The Consulting Agreement is for a period of two years, which ends on September 17, 2017. For the six months ended March 31, 2017, the Company paid $40,000 to Piccolo for such services.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, received a fee from Pegasus which was calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired on December 28, 2016. Thereafter, it is payable by PLF and its affiliates.  Pegasus paid ALP $67,000 for the six months ended March 31, 2017 and 2016.

Note 22—Subsequent Events

On April 7, 2017, CBC, through its subsidiary BBRVII, LLC, issued approximately $18,340,000 of fixed rate asset backed notes with a yield of 5.0% and a stated maturity date of January 15, 2069 (see Note 10 – Other Debt – CBC).

On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (Assignee”). The Assignment Agreement provided for the sale of the Company’s entire life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company will realize a loss from the sale of approximately $5.5 million. Accordingly, the Company reflected a $5.5 million reduction in the fair market value of these assets, resulting in a corresponding revenue loss for the three months ended March 31, 2017 in the consolidated statements of operations (see Note 6 – Structured Settlements).

On April 28, 2017, the Company renewed the line of credit facility from Bank Hapoalim with the new maturity date of August 2, 2017(see Note 9 – Non Recourse Debt). Other terms and conditions remained unchanged.

On April 28, 2017, CBC entered into the Tenth Amendment, extending the line of credit to June 30, 2017. Other terms and conditions of the Ninth Amendment, in effect as of March 31, 2017, remained unchanged (see Note 10 – Other Debt – CBC).

Stockholder Rights Agreement

On May 5, 2017, the Board of the Company adopted a stockholder rights plan (the “Rights Agreement”), pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend was paid to the stockholders of record at the close of business on May 15, 2017. Each Right entitles the holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $28.60, subject to certain adjustments.

The Rights generally become exercisable on the earlier of (i) ten business days after any person or group obtains beneficial ownership of 10% or more of the Company’s outstanding common stock (an “Acquiring Person”), or (ii) ten business days after commencement of a tender or exchange offer resulting in any person or group becoming an Acquiring Person.

The exercise price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. In the event that, after a person or a group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction (or 50% or more of the Company’s assets or earning power are sold), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the exercise price. The Company may redeem the Rights at any time before a person or group becomes an Acquiring Person at a price of $0.01 per Right, subject to adjustment. At any time after any person or group becomes an Acquiring Person, the Company may generally exchange each Right in whole or in part at an exchange ratio of one shares of common stock per outstanding Right, subject to adjustment.

Unless terminated on an earlier date pursuant to the terms of the Rights Agreement, the Rights will expire on June 1, 2018, or such later date as may be established by the Board as long as any such extension is approved by a vote of the stockholders of the Company by June 1, 2018.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry, including structured settlements, through our wholly owned subsidiary, CBC, funding of personal injury claims through our 80% owned subsidiary, Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary, Simia, social security and disability advocacy, through our wholly owned subsidiary, GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States since 2010. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”), which expired at the end of December 2016. Pegasus continues to remain in operation to collect its current portfolio of advances, but has not funded any new advances after December 28, 2016. Simia is being operated by a management team, with significant experience in the personal injury funding business.

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

•

Personal injury claims – Pegasus purchased interests in personal injury claims from claimants who are a party to personal injury litigation through December 28, 2016. Pegasus advanced to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia has commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

•	Structured settlements . CBC purchases periodic structured settlements and annuity policies from individuals in exchange for a lump sum payment.

•

Social Security benefit advocacy – GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Three of the Company’s business segments accounted for 10% or more of consolidated net revenue for the three and six month periods ended March 31, 2017. Three of the Company’s business segments accounted for 10% or more of consolidated net revenue for the three and six month periods ended March 31, 2016. The following table summarizes total revenues by percentage from the four lines of business for the three and six month periods ended March 31, 2017 and 2016:

	Three Month Ended		Six Month Ended
	March 31,		March 31,
	2017	2016	2017	2016
Finance income (consumer receivables)	48.6%	46.5%	47.5%	44.9%
Personal injury claims	26.0%	17.5%	26.4%	22.0%
Structured settlements	7.2%	27.8%	9.2%	26.2%
GAR Disability Advocates	18.2%	8.2%	16.9%	6.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

International operations are included in the consumer receivables segment and are not significant to the overall operations of that segment.

Information about the results of each of the Company’s reportable segments for the three and six month periods ended March 31, 2017 and 2016, reconciled to the Company’s consolidated results, are set forth below:

		Personal		GAR
(Dollars in millions)	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Three Months Ended March 31,
2017:
Total Revenues	$4.0	$2.2	$0.6	$1.5	$—	$8.3
Other income	—	—	—	—	(0.7)	(0.7)
Income (loss) before income tax	3.5	(0.3)	(1.9)	(0.5)	(10.2)	(9.4)
2016:
Total Revenues	4.9	1.8	3.0	0.9	—	10.6
Other income	—	—	—	—	0.4	0.4
Income (loss) before income tax	0.9	0.4	0.7	(2.7)	(2.5)	(3.2)
Six Months Ended March 31,
2017:
Total Revenues	8.0	4.4	1.6	2.9	—	16.9
Other income	—	—	—	—	(0.1)	(0.1)
Income (loss) before income tax	6.9	(0.3)	(3.5)	(1.4)	(13.9)	(12.2)
Total Assets	18.8	49.0	87.4	2.3	53.9	211.4
2016:
Total Revenues	10.1	4.9	5.9	1.5	—	22.4
Other income	—	—	—	—	0.9	0.9
Income (loss) before income tax	4.8	2.3	1.4	(4.5)	(3.8)	0.2
Total Assets	16.8	36.2	71.6	3.7	110.5	238.8

The Company does not record revenue between segments.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Litigation Funding Business

In 2011, the Company purchased an 80% interest in Pegasus. “PLF”, an unrelated third party, holds the other 20% interest. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five years, all of which is secured by the assets of Pegasus. These loans has provided financing for the personal injury litigation claims and operating expenses of Pegasus.

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

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. The Company and PLF decided not to renew the Pegasus joint venture that, by its terms, terminated on December 28, 2016. The Term Sheet amended certain provisions to Pegasus’ Operating Agreement dated as of December 28, 2011 and governs the terms relating to the liquidation of the existing Pegasus portfolio.

Pursuant to the Term Sheet, the parties have agreed that Pegasus will continue in existence to collect advances on its Portfolio. The Company will fund overhead expenses relating to its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company will be allocated an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced will be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, in response to the Company’s decision not to renew its joint venture with PLF. Simia commenced funding personal injury settlement claims in January 2017. As of March 31, 2017, the Company’s net investment in personal injury cases was approximately $47.9 million.

In 2012, the Company announced the formation of EMIRIC, LLC , a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to the Company. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of March 31, 2017, BPCM has invested $2.0 million, net of reserve charges, in cases managed by this Venture.

In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in the venture and other assets. Effective August 14, 2016, BPCM extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off in general and administrative expenses on the consolidated statement of operations during the three months ended March 31, 2017.

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

CBC has a portfolio of structured settlements which is financed by approximately $74.2 million of debt, consisting of an $18.7 million line of credit with an institutional source and $55.5 million in notes issued by CBC to third party investors. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman was appointed CEO/General Counsel, effective January 1, 2017.

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

Results of Operations

Six Months Ended March 31, 2017, Compared to the Six Months Ended March 31, 2016

Finance income. For the six months ended March 31, 2017, finance income decreased $2.1 million or 20.3% to $8.0 million from $10.1 million for the six months ended March 31, 2016. During the six months ended March 31, 2017, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. During the first six months of fiscal year 2016, the Company purchased $121.0 million of face value portfolios at a cost of $6.2 million. Net collections for the six months ended March 31, 2017 decreased 16.2% to $12.4 million from $14.8 million for the same prior year period. During the first six months of fiscal year 2017, gross collections decreased 9.0% or $2.2 million to $22.1 million from $24.3 million for the six months ended March 31, 2016. Commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $0.2 million, or 2.1%, to $9.7 million for the current fiscal six month period from $9.5 million for the six months ended March 31, 2016. Commissions and fees amounted to 44.0% of gross collections for the six month period ended March 31, 2017, compared to 39.2% in the same period of the prior year, resulting from higher percentage of commissionable collections in the current year period.

Personal injury claims income. For the six months ended March 31, 2017, personal injury claims income decreased $0.5 million or 9.8% from $4.9 million in the prior year to $4.4 million in the current year, as a result of the termination of the Pegasus joint venture, effective December 28, 2016, partially offset by income earned by Simia.

Structured settlement income. For the six months ended March 31, 2017, structured settlement income of $1.5 million includes $2.3 million of unrealized loss and $3.8 million of interest income. For the six months ended March 31, 2016, structured settlement income of $5.9 million included $3.2 million of unrealized gains and $2.7 million of interest income. This decrease in income primarily results from the reduction in fair value of $5.6 million in CBC’s life contingent annuities portfolio. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $2.3 million of unrealized loss recognized in the six month period ended March 31, 2017, approximately $4.3 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.0 million in realized gains recognized as realized interest income on structured settlements during the period and a reduction in fair value of $5.6 million in the life contingent annuities portfolio. There were no other changes in assumptions during the period.

Social security benefit advocacy fee income. For the six months ended March 31, 2017, disability fee income increased $1.4 million, or 86.5%, to $2.9 million as compared to $1.5 million for the six months ended March 31, 2016, due to the increase in the number of closed cases with the Social Security Administration.

Other income (loss). The following table summarizes other income (loss) for the six months ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Interest and dividend income	$683,000	$667,000
Realized (loss)/gain	(815,000)	16,000
Other	3,000	210,000
	$(129,000)	$893,000

General and administrative expenses. For the six months ended March 31, 2017, general and administrative expense increased $5.6 million, or 25.8%, to $27.0 million from $21.4 million for the six months ended March 31, 2016, primarily due to an increase in professional fees of $2.4million, primarily related to the Mangrove matter, increase in bad debt expense of $2.1 million, and a loss on investment of $3.4 million, partially offset by the reduction in litigation settlement costs of $2.0 million.

Interest expense. For the six months ended March 31, 2017, interest expense increased $0.4 million to $1.9 million as compared to $1.5 million for the six months ended March 31, 2016. The increased interest expense is a result of the additional CBC debt incurred during the period to expand the investment in structured settlements.

Segment profit – Consumer Receivables. For the six months ended March 31, 2017, segment profit increased $2.1 million to $6.9 million from $4.8 million for the six months ended March 31, 2016, primarily due to the reduction in litigation settlement costs of $2.0 million.

Segment loss – Personal Injury Claims. For the six months ended March 31, 2017, segment loss was $0.3 million as compared to segment profit of $2.3 million for the six months ended March 31, 2016. The decrease is primarily attributable to increased bad debt expense of $2.1 million and the termination of the Pegasus joint venture that was effective December 28, 2016.

Segment loss – Structured Settlements. For the six months ended March 31, 2017, segment loss was $3.5 million as compared to segment profit of $1.4 million for the six months ended March 31, 2016. The $4.9 million decrease in profitability was primarily in the reduction in fair value of $5.6 million on CBC’s life contingent annuities portfolio, partially offset by increased revenues derived from the investment in structured settlements of $1.1 million.

Segment loss – GAR Disability Advocates. For the six months ended March 31, 2017, segment loss was $1.4 million as compared to a $4.5 million loss for the same period in the prior year. This reduced loss in the current period is primarily the result of increased revenues of $1.4 million and the reduction in overhead expenses.

Income tax (benefit) expense. For the six months ended March 31, 2017, income tax benefit, consisting of federal and state income taxes, was $4.9 million as compared to an income tax benefit of $0.4 million for the six months ended March 31, 2016, resulting from an increase in the taxable loss in the current period.

Net loss. As a result of the above, the Company had a net loss for the six months ended March 31, 2017 of $7.2 million compared to $0.6 million net income for the six months ended March 31, 2016.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $12,000 is the portion attributable to Pegasus for the six months ended March 31, 2017 as compared to $612,000 attributable to Pegasus and CBC for the six months ended March 31, 2016.

Net loss attributable to Asta Funding, Inc. Net loss attributable to Asta Funding, Inc. was $7,226,000 for the six months ended March 31, 2017 as compared to a net loss of $25,000 for the six month period ended March 31, 2016.

The following table details non-controlling interest for the six months ended March 31, 2017 and 2016:

	For the Six Months Ended March 31, 2017			For the Six Months Ended March 31, 2016
		CBC	Total Non-		CBC	Total Non-
	Pegasus	Settlement	Controlling	Pegasus	Settlement	Controlling
	Funding, LLC	Funding, LLC	Interests	Funding, LLC	Funding, LLC	Interests
Balance, beginning of period	$(645,000)	$—	$(645,000)	$(1,768,000)	$771,000	$(997,000)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(927,000)	(927,000)
Income from non-controlling interest	12,000	—	12,000	456,000	156,000	612,000
Distributions to non-controlling interest	(366,000)	—	(366,000)	(789,000)	—	(789,000)
Balance, end of period	$(999,000)	$—	$(999,000)	$(2,101,000)	$—	$(2,101,000)

Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

Finance income. For the three months ended March 31, 2017, finance income decreased $0.9 million or 18.2% to $4.0 million from $4.9 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company did not purchase any portfolios. During the three months ended March 31, 2016, the Company purchased $24.8 million in face value of new portfolios at a cost of $1.7 million. Net collections for the three months ended March 31, 2017, decreased 19.7% to $6.0 million from $7.5 million for the three months ended March 31, 2016. During the second quarter of fiscal year 2017, gross collections decreased 14.3% or $1.8 million to $10.6 million from $12.4 million for the three months ended March 31, 2016. Commissions and fees associated with gross collections from third party collection agencies and attorneys decreased to $4.6 million for the three months ended March 31, 2017 from $4.9 million for the three months ended March 31, 2016. Commissions and fees amounted to 43.4% of gross collections for the three months ended March 31, 2017, compared to 39.6% for the three months ended March 31, 2016, resulting from higher percentage of commissionable collections in the current period.

Personal injury claims income. For the three months ended March 31, 2017, personal injury claims income increased $0.4 million to $2.2 million as compared to $1.8 million for the three months ended March 31, 2016, reflecting an increase in the investment in the personal injury claims portfolio.

Structured settlement income. For the three months ended March 31, 2017, structured settlement income of $0.6 and included $1.7 million of unrealized gains and $1.9 million of interest income offset by a reduction in fair value of $3.0 million on CBC’s life contingent annuities portfolio. For the three months ended March 31, 2016, structured settlement income of $2.9 million included $1.6 million of unrealized gains and $1.3 million of interest income. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.3 million of unrealized losses recognized in the three months ended March 31, 2017, approximately $2.2 million is due to day one gains on new structured settlements financed during the period, partially offset by a decrease of $0.5 million in realized gains recognized as interest income on structured settlements and a reduction in fair value of $3.0 million in the life contingent annuities portfolio during the period. There were no other changes in assumptions during the period.

Social security benefit advocacy fee income. For the three months ended March 31, 2017, disability fee income increased $0.6 million to $1.5 million as compared to $0.9 million for the three months ended March 31, 2016, due to an increase in cases closed with the Social Security Administration.

Other income (loss). The following table summarizes other income (loss) for the three months ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Interest and dividend income	$278,000	$172,000
Realized loss	(948,000)	—
Other	(18,000)	206,000
	$(688,000)	$378,000

General and administrative expenses. For the three months ended March 31, 2017, general and administrative expense increased $2.8 million, or 21.1%, to $16.0 million from $13.2 million for the three months ended March 31, 2016, primarily attributable to loss on investments of $3.4 million, increase in professional fees of $1.0 million related to the Mangrove matter, increased bad debt expense of $1.7 million, partially offset by the reduction in litigation settlement costs of $2.0 million, and $1.5 million reduction in GAR Disability overhead costs .

Interest expense. For the three months ended March 31, 2017, interest expense increased $0.1 million to $0.9 million as compared to $0.8 million for the three months ended March 31, 2016. The increased interest expense in the current period is the result of the additional CBC debt incurred to expand the investment in structured settlements.

Segment profit – Consumer Receivables. For the three months ended March 31, 2017, segment profit increased $2.6 million to $3.5 million as compared to $0.9 million for the three months ended March 31, 2016, primarily due to the reduction in litigation settlement costs of $2.0 million.

Segment loss– Personal Injury Claims. For the three months ended March 31, 2017, segment loss was $0.3 million as compared to $0.4 million profit for the three months ended March 31, 2016. The decrease is primarily attributable to the increase in bad debt expense of $1.2 and the termination of the Pegasus joint venture that was effective December 28, 2016.

Segment loss– Structured Settlement . For the three months ended March 31, 2017, segment loss was $1.9 million as compared to $0.7 million profit for the three months ended March 31, 2016. The $2.6 million decrease is a result of a reduction in fair value of $3.0 million on CBC’s life contingent annuities portfolio and increased interest expense partially offset by higher revenues derived from the increased investment in structured settlements.

Segment loss – GAR Disability Advocates. For the three months ended March 31, 2017, segment loss was $0.5 million as compared to a $2.7 million loss for the same period in the prior year. This reduced loss in the current fiscal year is primarily the result of increased revenues of $0.6 million and the reduction in overhead costs.

Income tax (benefit) expense. For the three months ended March 31, 2017, income tax benefit, consisting of federal and state components, was $3.8 million as compared to income tax benefit of $1.4 million for the three months ended March 31, 2016, resulting from an increase in the taxable loss for the current period.

Net (loss) income. As a result of the above, for the three months ended March 31, 2017, the Company had a net loss of $5.6 million as compared to a net loss of $1.7 million for the three months ended March 31, 2016.

Income attributable to non-controlling interest. The loss attributable to non-controlling interest of $9,000 is the portion of results attributable to Pegasus for the three months ended March 31, 2017, as compared to income attributable to non-controlling interest of $83,000 income for the three months ended March 31, 2016.

Net (loss) income attributable to Asta Funding, Inc. Net loss attributable to Asta Funding, Inc. was $5.6 million for the three months ended March 31, 2017 as compared to a net loss of $1.8 million for the three month period ended March 31, 2016.

The following table details non-controlling interest for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
		Total		Total
	Pegasus	Non-Controlling	Pegasus	Non-Controlling
	Funding, LLC	Interests	Funding, LLC	Interests
Balance, beginning of period	$(804,000)	$(804,000)	$(1,833,000)	$(1,833,000)
Income from non-controlling interest	(9,000)	(9,000)	83,000	83,000
Distributions to non-controlling interest	(186,000)	(186,000)	(351,000)	(351,000)
Balance, end of period	$(999,000)	$(999,000)	$(2,101,000)	$(2,101,000)

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the personal injury claims and structured settlement business segments. Our primary uses of cash include repayments of debt and associated interest payment, purchases of structured settlements and advances of personal injury claims, costs involved in the collection of consumer receivables, taxes and to support the day-to-day operations of the Company.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of March 31, 2017, the Company recorded a liability to BMO of approximately $0.2 million. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has $9.6 million as outstanding balance against the facility as of March 31, 2017. There is a $10.1million aggregate balance on deposit at Bank Hapoalim which has been reclassified to restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions as of March 31, 2017

Tender Offer of Company Common Shares

On March 22, 2016, MPF InvestCo 4, LLC, a wholly owned subsidiary of The Mangrove Partners Master Fund, Ltd. ("Mangrove"), filed a Tender Offer Statement with the SEC, announcing the commencement of an unsolicited tender offer to acquire up to 3,000,000 shares of Asta common stock at price of $9.00 per share (“the Mangrove Offer”). The Mangrove Offer was sent to the holders of common stock of the Issuer. If the Offer is fully subscribed, the Mangrove Offer would represent approximately 25.0% of the issued and outstanding Shares and would result in Mangrove owning an aggregate of approximately 5,102,427 Shares, which would represent approximately 42.5% of issued and outstanding Shares, based on the 12,011,476 Shares, issued and outstanding as of March 31, 2016.

On March 31, 2016, the Company announced that its Board of Directors, after careful consideration and in consultation with a special committee of the Board and its financial and legal advisors, has unanimously determined to recommend that shareholders reject the Mangrove Offer. Furthermore, the Company has announced its intention to commence an issuer tender offer for 3,000,000 shares of Asta common stock pursuant to a "Dutch Auction" format at a price range of $9.50 to $10.25 per share.

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

The Company’s Tender offer expired on May 12, 2016.

On January 19, 2017, the Company commenced a self-tender offer to purchase for cash up to 5,314,009 shares of its common stock at a purchase price of $10.35 per share, less applicable withholding taxes and without interest. The Company made the tender offer pursuant to the Settlement Agreement dated as of January 6, 2017, by and among the Company, Mangrove and certain of their respective affiliates, pursuant to which Mangrove and its affiliates will tender their 4,005,701 shares. The tender offer will reduce the number of shares in the public market.

If more than 5,314,009 shares had been tendered, the Company would have purchased all tendered shares on a pro rata basis, subject to the conditional tender provisions described in the Offer to Purchase. Pursuant to the Settlement Agreement, Gary Stern (or his permitted assignees) had unconditionally agreed to purchase from Mangrove and its affiliates any shares owned by Mangrove and its affiliates that the Company did not purchase in the tender offer.

The tender offer expired on February 15, 2017, at 11:59 p.m., New York City time. Based on the final count by American Stock Transfer & Trust Company, LLC ("AMSTOCK"), the depositary for the tender offer, a total of approximately 6,022,253 shares of the Company’s common stock were validly tendered and not validly withdrawn. Because the tender offer was oversubscribed by 708,244 shares, the Company purchased only a prorated portion of the shares properly tendered by each tendering stockholder. The depositary had informed the Company that the final proration factor for the tender offer is approximately 88.24% of the shares validly tendered and not validly withdrawn. AMSTOCK promptly issued payment for the 5,314,009 shares accepted pursuant to the tender offer and returned all other shares tendered and not purchased. The shares acquired represented approximately 44.7% of the total number of shares of the Company’s common stock issued and outstanding as of February 6, 2017. As a result of this tender offer the Company recorded an additional $54.2 million in treasury stock and an $0.8 million charge to general and administrative expense for the three months ended March 31, 2017. Additionally, the Ricky Stern Family 2012 Trust (Gary Stern's permitted assignee) acquired 471,086 Shares under the Purchase Agreement with Mangrove and its affiliates on March 10, 2017 for $4.9 million.

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

On May 9, 2017, Pegasus collected approximately $18 million from a group of claimants on a class action lawsuit that recently settled.

On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement with Patrick F. Preece to serve as its Chief Executive Officer.

On March 24, 2017, Simia purchases a portfolio of personal injury claims from a third party for approximately $3.0 million, The Company plans to grow the business organically, but may from time to time purchase portfolios of personal injury claims from third parties if the opportunity presented aligns with the Company's strategic growth plans.

 Divorce Funding

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but had been extended to August 2016. Effective August 14, 2016, the Company extended its revolving line of credit with Balance Point until March 31, 2017, at substantially the same terms as the September 14, 2014 amendment. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. On April 1, 2017, this loan was in default as BPCM failed to make the required payments due under the loan agreement. Accordingly, the loan balance of $1.5 million was deemed uncollectible and written off during the second quarter with a charge to general and administrative expenses for the three months ended March 31, 2017.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of March 31, 2017, CBC had structured settlements valued at $90.4 million and debt of $74.2 million, consisting of an $18.7 million line of credit and an aggregate of $55.5 million of non-recourse notes.

In April 2017, CBC sold off substantially all of its life contingent assets to a third party for $5.0 million, resulting in a realized loss of approximately $5.6 million. The life contingent assets sold in April 2017 have been adjusted in the Company's consolidated balance sheet to their net realized value of this transaction as of March 31, 2017.

Cash Flow

As of March 31, 2017, our cash and cash equivalents decreased $8.0 million to $10.5 million from $18.5 million at September 30, 2016 which includes an $10.1 million reclassification from cash and cash equivalents to restricted cash.

Net cash used in operating activities was $7.7 million during the six months ended March 31, 2017 compared to $2.4 million used in operating activities during the six months ended March 31, 2016. Net cash provided by investing activities was $47.9 million during the six month period ended March 31, 2017 compared to $0.7 million used in investing activities during the six months ended March 31, 2016, primarily from the proceeds from the sale of available for sale securities, $44.7 million, and a decrease in the purchase of assets acquired for liquidation, $3.9 million, in the current year. Net cash used in financing activities was $48.3 million in the six month period ended March 31, 2017, as compared to cash used in financing activities of $1.3 million in the six months ended March 31, 2016. The increase of financing activities in the current period is primarily the result of the purchase of treasury stock in conjunction with the Company’s self-tender, $46.6 million, and the reclassification of $10.1 million of cash collateralization for the Company’s line of credit with Bank Hapoalim to restricted cash in the consolidated balance sheet, substantially offsets the $9.6 million borrowed from the same financial institution.

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

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months. The Company used a portion of its cash and cash equivalents on hand to fund the purchase of shares in the tender offer. Further, the Company has an available line of credit from Bank of Hapoalim of up to $30 million that can be used for working capital purposes, if needed. Currently, the Company has $9.6 million outstanding on this line of credit.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign exchange rates and changes in corporate tax rates. At March 31, 2017, the debt associated with our acquisition of CBC, had a balance of approximately $74.2 million, consisting of $18.7 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $55.5 million of notes at varying rates, from 4.85% to 8.75%, issued by CBC’s subsidiaries. At March 31, 2017, the LIBOR rate was 0.98278%. A 25 basis point change in the LIBOR rate would have had an immaterial impact on the CBC line of credit interest expense, while above the floor rate (4.23278%) would have an effect less than a month. The same 25 basis point change in the LIBOR rate would have had approximately $2,000 impact on the Bank Hapoalim line of credit interest expense . We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective as of March 31, 2017. The Company restated its results of operations for the quarter ended December 31, 2016 to reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements. As a result of this misstatement, the Company concluded there was a previously undetected material weakness in the Company’s internal control over financial reporting.

b. Changes in Internal Controls over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the six months ended March 31, 2017. Since the determination regarding the above material weakness, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. Management will continue to review and make necessary changes to the overall design of our internal control.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

Item 6.	Exhibits

(a) Exhibits.

3.1	Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (7)

10.1	Term Sheet (4)

10.2	Employment Agreement (5)

10.3	Rights Agreement (6)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)

The certificate of Incorporation of Asta Funding, Inc. was previously filed as Exhibit 3.1 to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212), but is being re-filed as an Exhibit to this Quarterly Report on Form 10-Q to make it available on the Electronic Data Gathering, Analysis and Retrieval website.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)	Incorporated by reference to Exhibit 3.3 to Asta Funding’s Quarterly Report on Form 10-Q filed on August 9, 2016.

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(6)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed on May 5, 2017.

(7)	Incorporated by reference to Exhibit 3.2 to Asta Funding's Current Report on Form 8-K filed on May 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: May 26, 2017	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2017	By:	/s/ Bruce R. Foster
Bruce R. Foster , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (7)

10.1	Term Sheet (4)

10.2	Employment Agreement (5)

10.3	Rights Agreement (6)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)

The certificate of Incorporation of Asta Funding, Inc. was previously filed as Exhibit 3.1 to Asta Funding’s Registration Statement on Form SB-2 (File No. 33-97212), but is being re-filed as an Exhibit to this Quarterly Report on Form 10-Q to make it available on the Electronic Data Gathering, Analysis and Retrieval website.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)	Incorporated by reference to Exhibit 3.3 to Asta Funding’s Quarterly Report on Form 10-Q filed on August 9, 2016.

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(6)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed on May 5, 2017.

(7)	Incorporated by reference to Exhibit 3.2 to Asta Funding's Current Report on Form 8-K filed on May 5, 2017.