Form 10-Q
period 2017-06-30
ASTA FUNDING INC
filed 2017-08-09
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had 6,623,815 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FI NAN CIAL INFORMATION

Item  1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$16,570,000	$18,526,000
Restricted cash	35,248,000	—
Available for sale investments (at fair value)	5,500,000	56,764,000
Consumer receivables acquired for liquidation (at net realizable value)	9,118,000	13,671,000
Structured settlements (at fair value)	89,045,000	85,708,000
Investment in personal injury claims	27,538,000	48,289,000
Other investments, net	—	3,590,000
Due from third party collection agencies and attorneys	1,367,000	1,005,000
Prepaid and income taxes receivable	4,836,000	880,000
Furniture and equipment, net	178,000	243,000
Deferred income taxes	18,940,000	15,530,000
Goodwill	2,770,000	2,770,000
Other assets	5,102,000	8,423,000

Total assets	$216,212,000	$255,399,000

LIABILITIES
Line of credit	$9,600,000	$—
Other debt – CBC (including non-recourse notes payable of $72.1 million at June 30, 2017 and $57.3 million at September 30, 2016)	76,435,000	67,435,000
Other liabilities	8,272,000	5,974,000
Income taxes payable	—	252,000

Total liabilities	94,307,000	73,661,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,398,108 at June 30, 2017 and 13,336,508 at September 30, 2016; and outstanding 6,623,815 at June 30, 2017 and 11,876,224 at September 30, 2016	134,000	133,000
Additional paid-in capital	67,467,000	67,026,000
Retained earnings	122,669,000	128,063,000
Accumulated other comprehensive income (loss)	(968,000)	86,000
Treasury stock (at cost) 6,774,293 shares at June 30, 2017 and 1,460,284 shares at September 30, 2016	(67,128,000)	(12,925,000)
Non-controlling interest	(269,000)	(645,000)

Total stockholders’ equity	121,905,000	181,738,000

Total liabilities and stockholders’ equity	$216,212,000	$255,399,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Finance income, net	$3,980,000	$4,612,000	$11,999,000	$14,668,000
Personal injury claims income	5,569,000	9,838,000	10,017,000	14,769,000
Unrealized gain on structured settlements	7,531,000	1,422,000	5,238,000	4,586,000
Interest income on structured settlements	1,923,000	1,765,000	5,765,000	4,473,000
Loss on sale of structured settlements	(5,353,000)	—	(5,353,000)	—
Disability fee income	1,134,000	1,169,000	3,990,000	2,700,000
Total revenues	14,784,000	18,806,000	31,656,000	41,196,000
Other income (loss) - includes ($18,000) and ($32,000) during the three month periods ended June 30, 2017 and 2016, and ($1,011,000) and ($63,000) during the nine month periods ended June 30, 2017 and 2016, respectively, of accumulated other comprehensive loss reclassification for securities sold	98,000	215,000	(31,000)	1,108,000
	14,882,000	19,021,000	31,625,000	42,304,000
Expenses:
General and administrative	9,349,000	10,591,000	36,327,000	32,039,000
Interest	1,123,000	832,000	3,039,000	2,348,000
Impairment of consumer receivables	148,000	—	148,000	124,000
	10,620,000	11,423,000	39,514,000	34,511,000
Income (loss) before income tax	4,262,000	7,598,000	(7,889,000)	7,793,000
Income tax (benefit)/expense - includes tax expense/(benefit) of $7,000 and ($13,000) during the three month periods ended June 30, 2017 and 2016 and $404,000 and ($24,000) during the nine month periods ended June 30, 2017 and 2016, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	1,700,000	2,853,000	(3,237,000)	2,461,000
Net income (loss)	2,562,000	4,745,000	(4,652,000)	5,332,000
Less: net income attributable to non-controlling interests	730,000	1,549,000	742,000	2,161,000
Net income (loss) attributable to Asta Funding, Inc.	$1,832,000	$3,196,000	$(5,394,000)	$3,171,000
Net income (loss) per share attributable to Asta Funding, Inc.:
Basic	$0.28	$0.27	$(0.57)	$0.26
Diluted	$0.27	$0.26	$(0.57)	$0.26
Weighted average number of common shares outstanding:
Basic	6,577,784	11,897,139	9,389,864	12,023,156
Diluted	6,879,082	12,433,424	9,389,864	12,294,073

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Comprehensive income (loss) is as follows:
Net income (loss)	$2,562,000	$4,745,000	$(4,652,000)	$5,332,000
Net unrealized securities gain (loss), net of tax (expense)/benefit of $(12,000) and ($364,000) during the three month periods ended June 30, 2017 and 2016, respectively, and $11,000 and ($647,000) during the nine month periods ended June 30, 2017 and 2016, respectively.	18,000	543,000	(17,000)	1,046,000
Reclassification adjustments for securities sold, net of tax benefit of $7,000 and $13,000 during the three month periods ended June 30, 2017 and 2016, and $404,000 and $24,000 during the nine month periods ended June 30, 2017 and 2016, respectively.	(11,000)	(19,000)	(607,000)	(39,000)
Foreign currency translation, net of tax (expense)/benefit of $166,000 and $93,000 during the three month periods ended June 30, 2017 and 2016, respectively, and $287,000 and $650,000 during the nine month periods ended June 30, 2017 and 2016, respectively.	(249,000)	9,000	(430,000)	505,000
Other comprehensive income (loss)	(242,000)	533,000	(1,054,000)	1,512,000
Total comprehensive income (loss)	$2,320,000	$5,278,000	$(5,706,000)	$6,844,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2016	13,336,508	133,000	67,026,000	128,063,000	86,000	(12,925,000)	(645,000)	181,738,000
Exercise of options	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	38,000	—	—	—	—	38,000
Net (loss) income	—	—	—	(5,394,000)	—	—	742,000	(4,652,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(607,000)	—	—	(607,000)
Unrealized loss on marketable securities, net	—	—	—	—	(17,000)	—	—	(17,000)
Purchase of treasury stock	—	—	—	—	—	(54,203,000)	—	(54,203,000)
Foreign currency translation, net	—	—	—	—	(430,000)	—	—	(430,000)
Issuance of unrestricted stock	61,600	1,000	403,000	—	—	—	—	404,000
Distributions to non-controlling interest	—	—	—	—	—	—	(366,000)	(366,000)
Balance, June 30, 2017	13,398,108	$134,000	$67,467,000	$122,669,000	$(968,000)	$(67,128,000)	$(269,000)	$121,905,000

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,011,000	$120,611,000	$(1,685,000)	$(1,751,000)	$(997,000)	$181,320,000
Exercise of options	107,531	1,000	871,000					872,000
Stock based compensation expense	—	—	567,000	—	—	—	—	567,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	3,171,000	—	—	2,161,000	5,332,000
Unrealized gain on marketable securities, net	—	—	—	—	1,007,000	—	—	1,007,000
Purchase of treasury stock	—	—	—	—	—	(11,174,000)	—	(11,174,000)
Foreign currency translation, net	—	—	—	—	505,000	—	—	505,000
Purchase of subsidiary shares from non-controlling interest	—	—	(873,000)	—	—	—	(927,000)	(1,800,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Distributions to non-controlling interest	—	—	—	—	—	—	(1,139,000)	(1,139,000)
Balance, June 30, 2016	13,297,508	$133,000	$66,575,000	$123,782,000	$(173,000)	$(12,925,000)	$(902,000)	$176,490,000

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Cash flows from operating activities :
Net (loss) income	$(4,652,000)	$5,332,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	267,000	442,000
Deferred income taxes	(2,994,000)	(662,000)
Impairment of consumer receivables acquired for liquidation	148,000	124,000
Bad debt recovery	(242,000)	—
Stock based compensation	81,000	567,000
Loss on sale of available-for-sale securities	1,011,000	63,000
Structured settlements – accrued interest	(4,760,000)	(3,907,000)
Structured settlements – unrealized gains	(5,238,000)	(4,586,000)
Realized loss on sale of structured settlements	5,353,000	—
Unrealized gain on other investments	—	(246,000)
Unrealized foreign exchange loss on other investments	—	59,000
Reserve for loss on other investments	—	1,000,000
Loss on other investments	3,590,000	—
Operating lease adjustment	—	21,000
Changes in:
Prepaid and income taxes receivable	(3,956,000)	2,064,000
Due from third party collection agencies and attorneys	(362,000)	341,000
Other assets	3,140,000	(964,000)
Income taxes payable	(252,000)	—
Other liabilities	2,229,000	2,686,000
Net cash (used in)/ provided by operating activities	(6,637,000)	2,334,000
Cash flows from investing activities:		,
Purchase of consumer receivables acquired for liquidation	(2,213,000)	(6,470,000)
Principal collected on receivables acquired for liquidation	6,618,000	7,414,000
Purchase of available-for-sale securities	(13,193,000)	(11,704,000)
Proceeds from sale of available-for-sale securities	62,406,000	16,302,000
Purchase of non-controlling interest	—	(800,000)
Investments in personal injury claims – advances	(14,624,000)	(27,689,000)
Investments in personal injury claims – receipts	35,375,000	20,673,000
Capital expenditures	(21,000)	(123,000)
Investments in structured settlements – advances	(13,363,000)	(12,264000)
Investments in structured settlements – receipts	7,186,000	5,508,000
Proceeds from sale of structured settlements	7,727,000	—
Net cash provided by/(used in) investing activities	75,898,000	(9,153,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	872,000
Purchase of treasury stock	(54,203,000)	(11,174,000)
Change in restricted cash	(35,248,000)	—
Distribution to non-controlling interest	(366,000)	(1,139,000)
Borrowings from line of credit	9,600,000	—
Borrowings of other debt – CBC	30,632,000	14,431,000
Repayment of other debt – CBC	(21,632,000)	(3,375,000)
Net cash used in financing activities	(71,217,000)	(385,000)
Net decrease in cash and cash equivalents	(1,956,000)	(7,204,000)
Cash and cash equivalents at beginning of period	18,526,000	24,315,000
Cash and cash equivalents at end of period	$16,570,000	$17,111,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$3,031,000	$2,353,000
Taxes	6,046,000	—
Supplemental disclosure of non-cash flow investing activities :
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000
Issuance of unrestricted stock	$404,000	—

See Notes to Consolidated Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including structured settlements through our wholly owned subsidiary CBC, funding of personal injury claims, through our 80% owned subsidiary Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

  Consumer receivables

The Company started out in the consumer receivables business in 1994. Recently, our efforts have been in the international areas (mainly South America), as we have not purchased consumer receivables in the United States since 2010. We define consumer receivables as primary charged-off, semi-performing and distressed depending on their collectability. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

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

Social security and Veteran’s benefit advocacy

GAR Disability Advocates and Five Star provide its disability advocacy services for individuals and veterans throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

Basis of Presentation

The consolidated balance sheet as of June 30 2017, the consolidated statements of operations for the three and nine month periods ended June 30, 2017 and 2016, the consolidated statements of comprehensive income (loss) for the three and nine month periods ended June 30, 2017 and 2016, the consolidated statements of stockholders’ equity as of and for the nine months ended June 30, 2017 and 2016, and the consolidated statements of cash flows for the nine month periods ended June 30, 2017 and 2016, are unaudited. The September 30, 2016 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2017, the results of operations for the three and nine month periods ended June 30, 2017 and 2016 and cash flows for the nine month periods ended June 30, 2017 and 2016 have been made. The results of operations for the three and nine month periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash and restricted cash balances with 13 banks at June 30, 2017 that exceeded the balance insured by the FDIC by approximately $35 million. Additionally, two foreign banks with an aggregate $2.2 million balances are not FDIC insured. There is a $10 million aggregate balance in a domestic bank that is not FDIC insured and has been reclassified to restricted cash in the balance sheet since these assets serve as collateral for the Bank of Hapoalim line of credit (see Note 9– Non Recourse Debt ). The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated impaired fair value of goodwill and its carrying amount. The goodwill of the Company consists of $2.8 million of which approximately $1.4 million is from the purchase of CBC and the remaining $1.4 million from the purchase of VATIV.

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

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at June 30, 2017 and September 30, 2016, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017	$5,500,000	$-	$-	$5,500,000
September 30, 2016	$55,724,000	$1,089,000	$(49,000)	$56,764,000

The available-for-sale investments do not have any contractual maturities. The Company sold six investments during the nine months ended June 30, 2017, with a realized loss of $1,011,000. The Company received $177,000 in capital gains distributions during the nine months ended June 30, 2017. For the nine months ended June 30, 2016, the Company sold three investments with a realized loss of $63,000 and also received $47,000 in capital gains distributions during that period. The Company recorded an aggregate realized loss of $834,000 related to its available-for-sale securities for the first nine months ended June 30, 2017 compared to an aggregate realized loss of $16,000 for the nine month period ended June 30, 2016. The Company sold three investments during the three months ended June 30, 2017 with a realized loss of $18,000. For the three months ended June 30, 2016, the Company sold one investment with a realized loss of $32,000.

At June 30, 2017, there was one investment without any recognized unrealized gain or loss. This security is considered to be an acceptable credit risk. Based on the evaluation of the available evidence, including recent changes in market rates and credit rating information, management believes if any decline in fair value for these instruments is temporary. In addition, management has the ability to hold this investment security for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any security become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment is identified.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended June 30,
	2017	2016
Balance, beginning of period	$11,651,000	$16,784,000
Acquisitions of receivable portfolio	—	329,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,100,000)	(7,095,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,000)	(83,000)
Impairment	(148,000)	—
Effect of foreign currency translation	(264,000)	(7,000)
Finance income recognized	3,980,000	4,612,000
Balance, end of period	$9,118,000	$14,540,000
Finance income as a percentage of collections	65.2%	64.3%

	For the Nine Months Ended June 30,
	2017	2016
Balance, beginning of period	$13,671,000	$15,608,000
Acquisitions of receivable portfolio	2,213,000	6,470,000
Net cash collections from collection of consumer receivables acquired for liquidation	(18,288,000)	(21,869,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(191,000)	(83,000)
Impairment	(148,000)	(124,000)
Effect of foreign currency translation	(138,000)	(130,000)
Finance income recognized	11,999,000	14,668,000
Balance, end of period	$9,118,000	$14,540,000
Finance income as a percentage of collections	64.9%	66.8%

During the three and nine month periods ended June 30, 2017, the Company purchased $0.0 million and $35.0 million, respectively, of face value portfolios at a cost of $0.0 million and $2.2 million, respectively. During the three and nine month periods ended June 30, 2016, the Company purchased $2.2 million and $123.2 million, respectively, of face value portfolios at a cost of $0.3 million and $6.5 million, respectively.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three and nine month periods ended June 30, 2017 and 2016, respectively.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Gross collections (1)	$10,618,000	$11,097,000	32,736,000	33,965,000
Commissions and fees (2)	4,517,000	3,919,000	14,257,000	12,013,000
Net collections	$6,101,000	$7,178,000	$18,479,000	$21,952,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)

Commissions and fees are the contractual commission earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. Includes a 3% fee charged by a servicer on gross collections received by the Company in connection with certain portfolios. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

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

Note 6—Structured Settlements (At Fair Value)

CBC purchases periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $5.2 million of unrealized gains recognized in the nine month period ended June 30, 2017, approximately $5.9 million is due to day one gains on new structured settlements financed during the period, $0.8 million gain due to a change in the discount rate, offset by a decrease of $1.5 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

We elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at June 30, 2017.

 On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (Assignee”). The Assignment Agreement provided for the sale of a portion of the Company’s life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company realized a loss from the sale of $5.3 million for the three months and nine months ended June 30, 2017.

  ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Structured Settlements (At Fair Value) (continued)

Structured settlements consist of the following as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Maturity (1) (2)	$135,132,000	$133,059,000
Unearned income	(46,087,000)	(47,351,000)
Structured settlements, net	$89,045,000	$85,708,000

(1)	The maturity value represents the aggregate unpaid principal balance at June 30, 2017 and September 30, 2016.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at June 30, 2017 and September 30, 2016.

Encumbrances on structured settlements as of June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$1,716,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	3,947,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	3,907,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	17,765,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	13,780,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	13,259,000	13,705,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069 (3)	17,761,000	—
$25,000,000 revolving line of credit (3)	4,300,000	10,154,000
Encumbered structured settlements	76,435,000	67,435,000
Structured settlements not encumbered	12,610,000	18,273,000
Total structured settlements	$89,045,000	$85,708,000

(3)	See Note 10 – Other Debt – CBC

At June 30, 2017, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017 (3 months)	$2,679,000
September 30, 2018	9,020,000
September 30, 2019	9,312,000
September 30, 2020	8,989,000
September 30, 2021	9,474,000
Thereafter	95,658,000
Total	$135,132,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Litigation Funding

Personal Injury Claims

On December 28, 2011, the Company entered into a joint venture with Pegasus Legal Funding, LLC (“PLF”) in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The wholly owned subsidiary, Simia, which commenced operations in January 2017, also engages in the personal injury claims business. The Company earned $10.0 million and $5.6 million in interest and fees during the nine and three month periods ending June 30, 2017, respectively, compared to $14.8 million and $9.8 million, respectively, during the nine and three month periods ending June 30, 2016. The Company had a net invested balance of $27.5 million and $48.3 million on June 30, 2017 and September 30, 2016, respectively. The Company records reserves for bad debts, which, at June 30, 2017 and 2016, amounted to $10.7 million and $7.0 million, as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Balance at beginning of period	$10,652,000	$6,175,000	$8,542,000	$5,459,000
Provisions for losses	1,247,000	1,087,000	4,521,000	2,223,000
Write offs	(1,195,000)	(268,000)	(2,359,000)	(688,000)
Balance at end of period	$10,704,000	$6,994,000	$10,704,000	$6,994,000

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

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of June 30, 2017 there was approximately $24.7 million in cash that was restrained under the Emergent Award, and is classified as restricted on the Company's consolidated balance sheet.

On July 17, 2017, an arbitration panel was confirmed, and a hearing date has been scheduled for August 25, 2017 on the Company's motion to have PLF removed from managing Pegasus and replacing them with Company designated representatives, and to permit disbursements to the Company in accordance with the Operating and Liquidation Agreements.

Matrimonial Claims (included in Other Assets)

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off in general and administrative expenses on the consolidated statement of operations during the second quarter of fiscal 2017. As of June 30, 2017, the Company’s investment in cases through BPCM was approximately $1.7 million. There was no income recognized for the nine months ended June 30, 2017 and 2016 and the Company recorded bad debt expense of $0.7 million during the three months ended June 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

N

ote 8—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2017	2016
Furniture	$417,000	$417,000
Equipment	242,000	234,000
Software	1,363,000	1,350,000
	2,022,000	2,001,000
Less accumulated depreciation and amortization	1,844,000	1,758,000
Balance, end of period	$178,000	$243,000

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

During the month of June 2016, the Company received the balance of the $16.9 million, and, as of June 30, 2017, the Company recorded a liability to BMO of approximately $164,000, which has been recorded in other liabilities in the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on July 10, 2017. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provided for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that required the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has borrowed $9.6 million against the facility, which was outstanding as of June 30, 2017. There is a $10.0 million aggregate balance in Bank Hapoalim which has been reclassified as restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit (see Note 1 – Business and Basis of Presentation). The line of credit facility expired on August 2, 2017 (see Note 22 – Subsequent Events).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Other Debt—CBC

The Company assumed $25.9 million of debt related to the CBC acquisition (see Note 5) on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. In March 2017, the credit line was extended to April 28, 2017. On April 28, 2017, CBC entered into the Tenth Amendment, extending the credit line maturity date to June 30, 2017. On July 27, 2017 CBC entered into the Eleventh Amendment, extending the credit line maturity date to June 30, 2019 (see Note 22 – Subsequent Events).

On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On July 8, 2016, CBC issued, through its subsidiary, BBR VI, approximately $14.8 million of fixed rate asset-backed notes with a yield of 4.85%. On April 7, 2017, CBC completed its seventh private placement, through its subsidiary, BBR VII, and issued approximately $18.3 million of fixed rate asset-backed notes with a yield of 5.0%.

As of June 30, 2017, the remaining debt amounted to $76.4 million, which consisted of $4.3 million drawdown from a line of credit from an institutional source and $72.1 million of notes payable issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The following table details the other debt at June 30, 2017 and September 30, 2016:

	Interest Rate	June 30, 2017	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,716,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	3,947,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,907,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	17,765,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	13,780,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,259,000	13,705,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069	5.0%	17,761,000	—
Subtotal notes payable		72,135,000	57,281,000
$25,000,000 revolving line of credit expiring on June 30, 2019	4.1%	4,300,000	10,154,000
Total other debt – CBC		$76,435,000	$67,435,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Commitments and Contingencies

Employment Agreement

The employment contracts of the original two CBC principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman was appointed CEO/General Counsel, effective January 1, 2017.

As of July 17, 2017, Patrick F. Preece is no longer employed as Chief Executive Officer of Simia. On an interim basis Gary Stern, Chairman, Chief Executive Officer and President of the Company, will undertake the responsibilities of Simia’s Chief Executive Officer.

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

The Company reassessed the situation at September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which was made during the three month period ended September 30, 2016. The Company reviewed the case as of June 30, 2017 and deemed that the $2.3 million reserve remains sufficient.

The Company is a defendant in a lawsuit filed in Montana state court alleging fraud and abuse of process arising from the Company’s business relationship with an entity that finances divorce litigation proceedings. As of June 30, 2017, and based on its assessments of current facts and circumstances, the Company believes that it has recorded adequate reserves to cover future obligations associated with this lawsuit.

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

The Company recognizes revenue for GAR Disability Advocates and Five Star when cases close and fees are collected.

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

 During the fiscal year 2016, the Company recorded an impairment loss on this investment of $1.0 million, which was included in general and administrative expenses in the consolidated statements of operations. In fiscal year 2017, the Company received an announcement that the investment was being liquidated. After careful consideration, the $3.4 million carrying value of this investment was written off as of March 31, 2017.

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

Note 13—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended June 30, 2017 and nine months ended June 30, 2017 was 40% and 41% for each period, compared to 38% and 32% in the same periods of the prior year. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 34% due to state income taxes, and other permanent differences. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

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

Note 14—Net Income (Loss) per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended June 30, 2017 and 2016 (rounded to the nearest thousands, except share data):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$1,832,000	6,577,784	$0.28	$3,196,000	11,897,139	$0.27
Effect of Dilutive Stock		301,298	(0.01)		536,285	(0.01)
Diluted	$1,832,000	6,879,082	$0.27	$3,196,000	12,433,424	$0.26

The following table presents the computation of basic and diluted per share data for the nine months ended June 30, 2017 and 2016 (rounded to the nearest thousands, except share data):

	Nine Months Ended June, 2017			Nine Months Ended June 30, 2016
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic	$(5,394,000)	9,389,864	$(0.57)	$3,171,000	12,023,156	$0.26
Effect of Dilutive Stock		—			270,917	—
Diluted	$(5,394,000)	9,389,864	$(0.57)	$3,171,000	12,294,073	$0.26

For the three months ended June 30, 2017, 942,067 options at a weighted average exercise price of $8.15 were not included in the diluted earnings per share calculation as they were antidilutive.

For the three months ended June 30, 2016, 56,007 options at a weighted average exercise price of $12.55 were not included in the diluted earnings per share calculation as they were antidilutive

For the nine months ended June 30, 2016, 186,082 options at a weighted average exercise price of $10.88 were not included in the diluted earnings per share calculation as they were antidilutive

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Stock Based Compensation

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

On June 8, 2017, the Compensation Committee granted 56,600 stock options to an officer and employees of the Company, of which 10,000 options vested immediately, 10,000 options vest on January 1, 2018, 10,000 options vest on January 1, 2019 and the remaining 26,600 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	1.86%
Expected term (years)	5.97
Expected volatility	26.27%
Forfeiture rate	3.49%
Dividend yield	0.00%

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, an award of 245,625 shares of restricted stock, and has cancelled 67,868 options, leaving 1,281,443 shares available as of June 30, 2017. As of June 30, 2017, approximately 88 of the Company’s employees were able to participate in the 2012 Plan.

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

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. As of March 21, 2012, no more awards may be issued under this plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Nine Months Ended June 30,
	2017		2016
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	949,667	$8.47	1,043,566	$8.47
Options granted	56,600	6.55	67,100	7.93
Options exercised	—	—	(107,531)	8.11
Options forfeited/cancelled	(53,800)	14.01	(8,300)	8.14
Outstanding options at the end of period	952,467	$8.05	994,835	$8.47
Exercisable options at the end of period	867,195	$8.13	874,826	$8.51

	Three Months Ended June 30,
	2017		2016
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	896,867	$8.14	1,094,867	$8.45
Options granted	56,600	6.55	—	—
Options exercised	—	—	(100,032)	8.24
Options forfeited/cancelled	(1,000)	7.93	—	—
Outstanding options at the end of period	952,467	$8.05	994,835	$8.47
Exercisable options at the end of period	867,195	$8.13	874,826	$8.51

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of June 30, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	–	$4.3000	3,800	1.8	2.95	3,800	$2.95
$5.7501	–	$8.6250	824,167	5.1	7.86	738,895	7.94
$8.6251	–	$11.5000	124,500	5.6	9.40	124,500	9.40
			952,467	5.1	8.05	867,195	$8.13

The Company recognized $38,000 and $30,000 of compensation expense related to the stock option grants during the nine and three month periods ended June 30, 2017, respectively. The Company recognized $453,000 and $126,000 of compensation expense related to the stock option grants during the nine and three month periods ended June 30, 2016, respectively. As of June 30, 2017, there was $132,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 2.0 years.

The intrinsic value of the outstanding and exercisable options as of June 30, 2017 was approximately $287,000 and $208,000, respectively. The weighted average remaining contractual life of exercisable options is 4.7 years. There were no options exercised during the nine and three month periods ended June 30, 2017. The fair value of the stock options that vested during the nine and three month periods ended June 30, 2017 was approximately $734,000 and $81,000, respectively. The fair value of the stock options that vested during the nine and three month periods ended June 30, 2016 was approximately $1,368,000 and $120,000, respectively. There fair value of the options granted during the nine and three month periods ended June 30, 2017 was $371,000 for both periods. The fair value of the options granted during the nine and three month periods ended June 30, 2016 was approximately $709,000 and $0, respectively.

The following table summarizes information about restricted stock transactions:

	Nine Months Ended June 30,
	2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	—	$—	44,107	$9.28
Awards granted	—	—	128,304	7.89
Vested	—	—	(39,107)	9.57
Forfeited	—	—	—	—
Unvested at the end of period	—	$—	133,304	$7.92

	Three Months Ended June 30,
	2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	—	$—	138,304	$7.92
Awards granted	—	—	—	—
Vested	—	—	(5,000)	—
Forfeited	—	—	—
Unvested at the end of period	—	$—	133,304	$7.92

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Stock Option Plans (continued)

The Company did not recognize any compensation expense related to the restricted stock awards during both the nine and three month periods ended June 30, 2017, respectively. The Company recognized $114,000 and $13,000 of compensation expense related to the restricted stock awards during the nine and three month periods ended June 30, 2016, respectively. As of June 30, 2017, there was no unrecognized compensation cost related to restricted stock awards. An aggregate of 5,000 shares of restricted stock was granted during the first nine months of fiscal year 2016, all of which were granted to a non-officer employee. The fair value of the awards vested during the nine month periods ended June 30, 2017 and 2016 was $0 and $326,000 respectively.

The Company recognized an aggregate total of $38,000 and $30,000 in compensation expense for the nine and three month periods ended June 30, 2017, respectively, for the stock options and restricted stock grants. The Company recognized an aggregate total of $567,000 and $139,000 in compensation expense for the nine and three month periods ended June 30, 2016, respectively, for the stock options and restricted stock grants. As of June 30, 2017, there was a total of $132,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

Note 17—Stockholders’ Equity

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of June 30, 2017, there were no such restrictions. No dividends were declared during the three and nine month periods ended June 30, 2017 and 2016.

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

 Further, under the terms of the Agreement, Mangrove and the Company had agreed to certain restrictions during the Discussion Period, which began on May 25, 2016 and the Extended Period, including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the Securities and Exchange Commission of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the Securities and Exchange Commission (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stockholders’ Equity (continued )

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

The tender offer expired on February 15, 2017, at 11:59 p.m., New York City time. Based on the final count by American Stock Transfer & Trust Company, LLC ("AMSTOCK"), the depositary for the tender offer, a total of approximately 6,022,253 shares of the Company’s common stock were validly tendered and not validly withdrawn. Because the tender offer was oversubscribed by 708,244 shares, the Company purchased only a prorated portion of the shares properly tendered by each tendering stockholder. The depositary had informed the Company that the final proration factor for the tender offer was approximately 88.24% of the shares validly tendered and not validly withdrawn. AMSTOCK promptly issued payment for the 5,314,009 shares accepted pursuant to the tender offer and returned all other shares tendered and not purchased. The shares acquired represented approximately 44.7% of the total number of shares of the Company’s common stock issued and outstanding as of February 6, 2017. As a result of this tender offer, the Company recorded during the second quarter an additional $54.2 million in treasury stock, and $797,000 was charged to general and administrative expenses in the consolidated statements of operations which represent the excess of the current market price of the Company’s common stock on January 18, 2017 of $10.20 per share. Additionally, the Ricky Stern Family 2012 Trust (as Gary Stern's permitted assignee), acquired 471,086 Shares under the Purchase Agreement on March 10, 2017 for $4.9 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17—Stockholders’ Equity (continued )

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

The exercise price payable and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. In the event that, after a person or a group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction (or 50% or more of the Company’s assets or earning power are sold), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the exercise price. The Company may redeem the Rights at any time before a person or group becomes an Acquiring Person at a price of $0.01 per Right, subject to adjustment. At any time after any person or group becomes an Acquiring Person, the Company may generally exchange each Right in whole or in part at an exchange ratio of one shares of common stock per outstanding Right, subject to adjustment.

Unless terminated on an earlier date pursuant to the terms of the Rights Agreement, the Rights will expire on June 1, 2018, or such later date as may be established by the Board as long as any such extension is approved by a vote of the stockholders of the Company by June 1, 2018. The Company concluded any value associated with the Right given to shareholders as a dividend is deemed deminimus.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 1)	$16,570,000	$16,570,000	$18,526,000	$18,526,000
Restricted cash (Level 1)	35,248,000	35,248,000	—	—
Available-for-sale investments (Level 1)	5,500,000	5,500,000	56,764,000	56,764,000
Consumer receivables acquired for liquidation (Level 3)	9,118,000	41,488,000	13,671,000	47,233,000
Structured settlements (Level 3)	89,045,000	89,045,000	85,708,000	85,708,000
Other investments, net (1)	—	—	3,590,000	3,590,000
Financial liabilities
Other debt – CBC, revolving line of credit (Level 3)	4,300,000	4,300,000	10,154,000	10,154,000
Other debt – CBC, non-recourse notes payable with varying installments (Level 3)	72,135,000	72,135,000	57,281,000	57,281,000

(1)

The Company has elected to early adopt ASU 2015-07 and in accordance with ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet. As of June 30, 2017, after receiving notification that the investment was being liquidated, the Company wrote it off.

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

Other debt CBC, non-recourse notes payable with varying installments – The fair value at June 30, 2017 was based on the discounted forecasted future collections of the structured settlements.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of June 30, 2017, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have transfers into or (out of) Level 1 investments during the nine month period ended June 30, 2017. The Company had no Level 2 or Level 3 available-for-sale investments during the first nine months of fiscal year 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Fair Value of Financial Measurements and Disclosures (continued)

Fair Value Hierarchy (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of June 30, 2017:

	Fair Value	Valuation Technique	Significant Unobservable Input	Weighted Average Rate
Structured settlements at fair value	$89,045,000	Discounted cash flow	Discount rate	4.71%	–	6.05%

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

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2017 were as follows:

Balance, September 30, 2016	$85,708,000
Total losses included in earnings	(115,000)
Change in allowance	242,000
Purchases	13,363,000
Sales	(7,727,000)
Interest accreted	4,760,000
Payments received	(7,186,000)
Balance, June 30, 2017	$89,045,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the nine months ended June 30, 2017 are reported in the following revenue categories:

The amount of total gains for the nine months period included in earnings attributable to the change in unrealized gains relating to assets held at June 30, 2017	$5,238,000

Realized loss relating to assets sold during the nine months ended June 30, 2017	$(5,353,000)

Total losses included in the nine months ended June 30, 2017	$(115,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

GAR Disability Advocates is an advocacy group which represents individuals and veterans (Five Star) nationwide in their claims for social security disability and supplemental security income benefits from the United States Social Security Administration and the Veterans Benefits Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, restricted cash, available-for-sale securities, furniture and equipment, goodwill, deferred taxes and other assets.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19—Segment Reporting (continued)

The following table shows results by reporting segment for the three and nine month periods ended June 30, 2017 and 2016.

The Company eliminates revenue between segments.

		Personal		GAR
(Dollars in millions)	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Three Months Ended June 30,
2017:
Total Revenues	$4.0	$5.6	$4.1	$1.1	$—	$14.8
Other income	—	—	—	—	0.1	0.1
Income (loss) before income tax	3.3	3.6	1.0	—	(3.6)	4.3
2016:
Total Revenues	4.6	9.8	3.2	1.2	—	18.8
Other income	—	—	—	—	0.2	0.2
Income (loss) before income tax	4.2	7.7	1.0	(1.8)	(3.5)	7.6
Nine Months Ended June 30,
2017:
Total Revenues	12.0	10.0	5.7	4.0	—	31.7
Other income	—	—	—	—	—	—
Income (loss) before income tax	10.3	3.2	(2.5)	(1.4)	(17.5)	(7.9)
Total Assets	20.0	53.5	86.0	3.3	53.4	216.2
2016:
Total Revenues	14.7	14.8	9.0	2.7	—	41.2
Other income	—	—	—	—	1.1	1.1
Income (loss) before income tax	10.6	10.0	2.4	(6.3)	(8.9)	7.8
Total Assets	19.4	45.3	76.4	1.6	103.1	245.8

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20—Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	June 30, 2017			September 30, 2016
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$(538,000)	$86,000	$(205,000)	$(1,480,000)	$(1,685,000)

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $287,000 and ($628,000) at June 30 2017, and September 30, 2016, respectively.	—	(430,000)	(430,000)	—	942,000	942,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $404,000 and ($529,000) at June 30 2017, and September 30, 2016, respectively.	(607,000)	—	(607,000)	868,000	—	868,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $11,000 and $24,000 at June 30 2017, and September 30, 2016, respectively.	(17,000)	—	(17,000)	(39,000)	—	(39,000)

Net current-period other comprehensive (loss) income	(624,000)	(430,000)	(1,054,000)	829,000	942,000	$1,771,000

Ending balance	$—	$(968,000)	$(968,000)	$624,000	$(538,000)	$86,000

	June 30, 2016
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$(205,000)	$(1,480,000)	$(1,685,000)

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $650,000 during the nine month period ended June 30, 2016.	-	505,000	505,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of ($647,000) during the nine month period ended June 30, 2016.	1,046,000	-	1,046,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $24,000 during the nine month period ended June 30, 2016.	(39,000)	-	(39,000)

Net current-period other comprehensive (loss) income	1,007,000	505,000	1,512,000

Ending balance	$802,000	$(975,000)	$(173,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 21—Related Party Transactions

On September 17, 2015, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provides consulting services which includes, but is not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“services”). The Consulting Agreement is for a period of two years, which ends on September 17, 2017. For the three and nine months ended June 30, 2017 and 2016, the Company paid $20,000 and $60,000, respectively, to Piccolo for such services.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, received a fee from Pegasus which was calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired on December 28, 2016. Thereafter, it is payable by PLF and its affiliates.  For the three and nine months ended June 30, 2017 and 2016, Pegasus paid ALP $33,000 and $100,000, respectively.

In June 2015, CBC entered into an asset purchase agreement with Fortress Funding, LLC (“Fortress”) to acquire an interest in certain tangible and intangible assets of Fortress, which included customer lists, equipment and other intellectual property. In consideration for these assets CBC agreed to pay Fortress $0.5 million, as well as up to an additional $1.2 million based on conversion of customers from the acquired lists obtained in the transaction. Fortress is owned by Michelle Silverman, the wife of Ryan Silverman, who in connection with the agreement was offered employment as General Counsel of CBC. Effective January 2017, Silverman was appointed as CEO, and currently serves as the CEO/General Counsel of CBC, which was previously undisclosed as a related party.

For the three and nine months ended June 30, 2017, the Company paid Fortress $0 and $0.1 million, and for the three and nine months ended June 30, 2016, $0.1 million and $0.3 million, respectively.

In June 2017, CBC reached an agreement with Fortress; to settle the remaining $0.6 million owed under the agreement, which included any future amounts that could have been paid under the agreement in exchange for shares of Asta's common stock. Under the settlement agreement the Company issued Fortress 55,000 unrestricted shares of the Company's common stock as a complete release of any future obligations under the agreement. In conjunction with this transaction the Company recognized a charge to expense of $0.4 million for the three months and nine months ended June 30, 2017, which represents the market price of the shares at the date of issuance. The Company did not recognize a gain on the settlement of this obligation.

Note 22—Subsequent Events

On August 2, 2017, the Bank Hapoalim $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank (see Note 9 – Non Recourse Debt).

On July 27, 2017, CBC entered into the Eleventh Amendment, extending the line of credit to June 30, 2019. The interest rate shall be the greater of prime rate and the prime rate floor of 4.1%. The Libor based rate is no longer available. Certain financial covenants were amended to remove the tangible net worth calculation to be replaced with an adjusted capitalization ratio as defined in the agreement to be maintained at all times of $16 million.

As of July 17, 2017, Patrick F. Preece is no longer employed as Chief Executive Officer of Simia. On an interim basis Gary Stern, Chairman, Chief Executive Officer and President of the Company, will undertake the responsibilities of Simia’s Chief Executive Officer.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability (“Five Star”), CBC Settlement Funding, LLC (“CBC”), Simia Capital, LLC (“Simia”) and other subsidiaries, which are not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry, including structured settlements, through our wholly owned subsidiary, CBC, funding of personal injury claims through our 80% owned subsidiary, Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary, Simia, social security and disability advocacy, through our wholly owned subsidiary, GAR Disability Advocates and Five Star, and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States since 2010. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

GAR Disability Advocates and Five Star is a social security disability advocacy firm. GAR Disability Advocates assists claimants while Five Star assists veterans in obtaining long term disability and supplemental security benefits from the United States Social Security Administration and the Veterans Benefits Administration.

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

•

Social Security benefit advocacy – GAR Disability Advocates and Five Star is a social security disability advocacy group, which obtains and represents individuals and veterans in their claims for social security disability and supplemental security income benefits from the United States Social Security Administration and the Veterans Benefits Administration.

Three of the Company’s business segments accounted for 10% or more of consolidated net revenue for the three month period ended June 30, 2017. All four of the Company’s business segments accounted for 10% or more of consolidated net revenue for the nine month period ended June 30, 2017. Three of the Company’s business segments accounted for 10% or more of consolidated net revenue for the three and nine month periods ended June 30, 2016. The following table summarizes total revenues by percentage from the four lines of business for the three and nine month periods ended June 30, 2017 and 2016:

	Three Month Ended		Nine Month Ended
	June 30,		June 30,
	2017	2016	2017	2016
Finance income (consumer receivables)	26.9%	24.5%	37.9%	35.6%
Personal injury claims	37.7%	52.3%	31.6%	35.8%
Structured settlements	27.7%	17.0%	17.9%	22.0%
GAR Disability Advocates	7.7%	6.2%	12.6%	6.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

International operations are included in the consumer receivables segment and are not significant to the overall operations of that segment.

Information about the results of each of the Company’s reportable segments for the three and nine month periods ended June 30, 2017 and 2016, reconciled to the Company’s consolidated results, are set forth below:

		Personal		GAR
(Dollars in millions)	Consumer Receivables	Injury Claims	Structured Settlements	Disability Advocates	Corporate	Total Company
Three Months Ended June 30,
2017:
Total Revenues	$4.0	$5.6	$4.1	$1.1	$—	$14.8
Other income	—	—	—	—	0.1	0.1
Income (loss) before income tax	3.3	3.6	1.0	—	(3.6)	4.3
2016:
Total Revenues	4.6	9.8	3.2	1.2	—	18.8
Other income	—	—	—	—	0.2	0.2
Income (loss) before income tax	4.2	7.7	1.0	(1.8)	(3.5)	7.6
Nine Months Ended June 30,
2017:
Total Revenues	12.0	10.0	5.7	4.0	—	31.7
Other income	—	—	—	—	—	—
Income (loss) before income tax	10.3	3.2	(2.5)	(1.4)	(17.5)	(7.9)
Total Assets	20.0	53.5	86.0	3.3	53.4	216.2
2016:
Total Revenues	14.7	14.8	9.0	2.7	—	41.2
Other income	—	—	—	—	1.1	1.1
Income (loss) before income tax	10.6	10.0	2.4	(6.3)	(8.9)	7.8
Total Assets	19.4	45.3	76.4	1.6	103.1	245.8

The Company eliminates revenue between segments.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Liquidation Agreements. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of June 30, 2017 there was approximately $24.7 million in cash that was restrained under the Emergent Award, and is classified as restricted on the Company's consolidated balance sheet.

On July 17, 2017, an arbitration panel was confirmed, and a hearing date has been scheduled for August 25, 2017 on the Company's motion to have PLF removed from managing Pegasus and replacing them with Company designated representatives, and to permit disbursements to the Company in accordance with the Operating and Term Sheet.

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, in response to the Company’s decision not to renew its joint venture with PLF. Simia commenced funding personal injury settlement claims in January 2017. As of June 30, 2017, the Company’s net investment in personal injury cases was approximately $27.5 million.

In 2012, the Company announced the formation of EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to the Company. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of June30, 2017, BPCM has invested $1.7 million, net of reserve charges, in cases managed by this Venture.

In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in the venture and other assets. Effective August 14, 2016, BPCM extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off in general and administrative expenses on the consolidated statement of operations during the nine months ended June 30, 2017.

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

CBC has a portfolio of structured settlements which is financed by approximately $76.4 million of debt, consisting of an $4.3 million line of credit with an institutional source and $72.1 million in notes issued by CBC to third party investors. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman was appointed CEO/General Counsel, effective January 1, 2017.

Social Security Benefit Advocacy Business

GAR Disability Advocates and Five Star is a social security disability advocacy group, which represents individuals and veterans in their claims for social security disability and supplemental security income benefits from the United States Social Security Administration.

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

The Company recognizes revenue for GAR Disability Advocates and Five Star when cases close and fees are collected.

In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations

Nine Months Ended June 30, 2017, Compared to the Nine Months Ended June 30, 2016

Finance income. For the nine months ended June 30, 2017, finance income decreased $2.7 million or 18.2% to $12.0 million from $14.7 million for the nine months ended June 30, 2016. During the nine months ended June 30, 2017, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. During the first nine months of fiscal year 2016, the Company purchased $123.2 million of face value portfolios at a cost of $6.5 million. Net collections for the nine months ended June 30, 2017 decreased 15.8% to $18.5 million from $22.0 million for the same prior year period. During the first nine months of fiscal year 2017, gross collections decreased 3.6% or $1.3 million to $32.7 million from $34.0 million for the nine months ended June 30, 2016. Commissions and fees associated with gross collections from our third party collection agencies and attorneys increased $2.2 million, or 18.7%, to $14.3 million for the current fiscal nine month period from $12.0 million for the nine months ended June 30, 2016. Commissions and fees amounted to 43.6% of gross collections for the nine month period ended June 30, 2017, compared to 35.4% in the same period of the prior year, resulting from higher percentage of commissionable collections in the current year period.

Personal injury claims income. For the nine months ended June 30, 2017, personal injury claims income decreased $4.8 million or 32.2% from $14.8 million in the prior year to $10.0 million in the current year, as a result of the liquidation of the Pegasus joint venture, effective December 28, 2016, partially offset by income earned by Simia.

Structured settlement income. For the nine months ended June 30, 2017, structured settlement income of $5.7 million includes $5.2 million of unrealized gain, $5.8 million of interest income and a loss on sale of structured settlements $5.3 million. For the nine months ended June 30, 2016, structured settlement income of $9.0 million included $4.5 million of unrealized gains and $4.5 million of interest income. This decrease in income primarily results from the loss on sale of a portion of CBC’s life contingent annuities portfolio. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $5.2 million of unrealized loss recognized in the nine month period ended June 30, 2017, approximately $5.9 million is due to day one gains on new structured settlements financed during the period, $0.8 million gain due to a change in the discount rate, offset by a decrease of $1.5 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

Social security benefit advocacy fee income. For the nine months ended June 30, 2017, disability fee income increased $1.3 million, or 47.8%, to $4.0 million as compared to $2.7 million for the nine months ended June 30, 2016, due to the increase in the number of closed cases with the United States Social Security Administration.

Other income (loss). The following table summarizes other income (loss) for the nine months ended June 30, 2017 and 2016:

	June 30,
	2017	2016
Interest and dividend income	$828,000	$866,000
Realized (loss)/gain	(833,000)	(16,000)
Other	(26,000)	258,000
	$(31,000)	$1,108,000

General and administrative expenses. For the nine months ended June 30, 2017, general and administrative expense increased $4.3 million, or 13.4%, to $36.3 million from $32.0 million for the nine months ended June 30, 2016, primarily due to an increase in professional fees of $2.5 million, primarily related to the Mangrove matter, increase in bad debt expense of $3.5 million, and a loss on investment of $3.4 million, partially offset by the reduction in litigation settlement costs of $2.1 million, reduction in GAR Disability Advocates office salaries of $1.5 million and advertising expense of $1.2 million.

Interest expense. For the nine months ended June 30, 2017, interest expense increased $0.7 million to $3.0 million as compared to $2.3 million for the nine months ended June 30, 2016. The increased interest expense is a result of the additional CBC debt incurred during the period to expand the investment in structured settlements and the interest expense related to the Bank Hapoalim line of credit.

Segment profit – Consumer Receivables. For the nine months ended June 30, 2017, segment profit decreased $0.3 million to $10.3 million from $10.6 million for the nine months ended June 30, 2016, primarily due to lower revenues of $2.7 million partially offset by the reduction in litigation settlement costs of $2.1 million.

Segment profit – Personal Injury Claims. For the nine months ended June 30, 2017, segment profit was $3.2 million as compared to segment profit of $10.0 million for the nine months ended June 30, 2016. The decrease is primarily attributable to increased bad debt expense of $2.3 million and the liquidation of the Pegasus joint venture that was effective December 28, 2016.

Segment loss – Structured Settlements. For the nine months ended June 30, 2017, segment loss was $2.5 million as compared to segment profit of $2.4 million for the nine months ended June 30, 2016. The $4.9 million decrease in profitability was primarily due to the loss on sale of CBC’s life contingent annuities portfolio of $5.4 million, increase in interest expense of $0.5 million, outside services of $0.4 million, advertising expense of $0.3 million partially offset by increased revenues derived from the investment in structured settlements of $1.9 million.

Segment loss – GAR Disability Advocates. For the nine months ended June 30, 2017, segment loss was $1.4 million as compared to a $6.3 million loss for the same period in the prior year. This reduced loss in the current period is primarily the result of increased revenues of $1.3 million and the reduction in general and administrative expenses of $3.5 million

Income tax (benefit) expense. For the nine months ended June 30, 2017, income tax benefit, consisting of federal and state income taxes, was $3.2 million as compared to an income tax expense of $2.5 million for the nine months ended June 30, 2016, as a result of the taxable loss in the current year.

Net loss. As a result of the above, the Company had a net loss for the nine months ended June 30, 2017 of $4.7 million, as compared to $5.3 million net income for the nine months ended June 30, 2016.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $0.7 is the portion attributable to Pegasus for the nine months ended June 30, 2017, as compared to $2.2 million attributable to Pegasus and CBC for the nine months ended June 30, 2016.

Net loss attributable to Asta Funding, Inc. Net loss attributable to Asta Funding, Inc. was $5.4 million for the nine months ended June 30, 2017 as compared to net income of $3.2 million for the nine months ended June 30 2016.

The following table details non-controlling interest for the nine months ended June 30, 2017 and 2016:

	For the Nine Months Ended June 30, 2017			For the Nine Months Ended June 30, 2016
		CBC	Total Non-		CBC	Total Non-
	Pegasus	Settlement	Controlling	Pegasus	Settlement	Controlling
	Funding, LLC	Funding, LLC	Interests	Funding, LLC	Funding, LLC	Interests
Balance, beginning of period	$(645,000)	$—	$(645,000)	$(1,768,000)	$771,000	$(997,000)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(927,000)	(927,000)
Income from non-controlling interest	742,000	—	742,000	2,005,000	156,000	2,161,000
Distributions to non-controlling interest	(366,000)	—	(366,000)	(1,139,000)	—	(1,139,000)
Balance, end of period	$(269,000)	$—	$(269,000)	$(902,000)	$—	$(902,000)

Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

Finance income. For the three months ended June 30, 2017, finance income decreased $0.6 million or 13.7% to $4.0 million from $4.6 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, the Company did not purchase any portfolios. During the three months ended June 30, 2016, the Company purchased $2.2 million in face value of new portfolios at a cost of $0.3 million. Net collections for the three months ended June 30, 2017, decreased 15.0% to $6.1 million from $7.2 million for the three months ended June 30, 2016. During the third quarter of fiscal year 2017, gross collections decreased 4.3% or $0.5 million to $10.6 million from $11.1 million for the three months ended June 30, 2016. Commissions and fees associated with gross collections from third party collection agencies and attorneys increased to $4.5 million for the three months ended June 30, 2017 from $3.9 million for the three months ended June 30, 2016. Commissions and fees amounted to 42.5% of gross collections for the three months ended June 30, 2017, compared to 35.3% for the three months ended June 30, 2016, resulting from higher percentage of commissionable collections in the current period.

Personal injury claims income. For the three months ended June 30, 2017, personal injury claims income decreased $4.2 million to $5.6 million as compared to $9.8 million for the three months ended June 30, 2016, as a result of the liquidation of the Pegasus joint venture, effective December 28, 2016, partially offset by income earned by Simia.

Structured settlement income. For the three months ended June 30, 2017, structured settlement income of $4.1million included $7.5 million of unrealized gains and $1.9 million of interest income offset by a loss of $5.3 million on the sale of CBC’s life contingent annuities portfolio. For the three months ended June 30, 2016, structured settlement income of $3.2 million included $1.4 million of unrealized gains and $1.8 million of interest income. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from the fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.5 million of unrealized gains recognized in the three months ended June 30, 2017, approximately $1.6 million is due to day one gains on new structured settlements financed during the period, a decrease of $5.4 million in unrealized losses recognized as loss on sale of structured settlements and a $0.5 million gain due to a change in the discount rate. There were no other changes in assumptions during the period.

Social security benefit advocacy fee income. For the three months ended June 30, 2017, disability fee income decreased $0.1 million to $1.1 million as compared to $1.2 million for the three months ended June 30, 2016, due to the timing of the cases closed with the United States Social Security Administration.

Other income (loss). The following table summarizes other income (loss) for the three months ended June 30, 2017 and 2016:

	June
	2017	2016
Interest and dividend income	$145,000	$199,000
Realized loss	(18,000)	(32,000)
Other	(29,000)	48,000
	$98,000	$215,000

General and administrative expenses. For the three months ended June 30, 2017, general and administrative expense decreased $1.2 million, or 11.7%, to $9.4 million from $10.6 million for the three months ended June 30, 2016, primarily attributable to a reduction in GAR Disability expenses for advertising and payroll costs .

Interest expense. For the three months ended June 30, 2017, interest expense increased $0.3 million to $1.1 million as compared to $0.8 million for the three months ended June 30, 2016. The increased interest expense in the current period is the result of the additional CBC debt incurred to expand the investment in structured settlements and interest expense related to the Bank Hapoalim line of credit.

Segment profit – Consumer Receivables. For the three months ended June 30, 2017, segment profit decreased $0.9 million to $3.3 million as compared to $4.2 million for the three months ended June 30, 2016, primarily due to a decrease in revenue of $0.6 million and impairment charges of approximately $0.2 million.

Segment profit– Personal Injury Claims. For the three months ended June 30, 2017, segment profit was $3.6 million as compared to $7.7 million profit for the three months ended June 30, 2016. The decrease is primarily attributable to the increase in bad debt expense of $0.2 million and the liquidation of the Pegasus joint venture that was effective December 28, 2016.

Segment profit– Structured Settlement. For the three months ended June 30, 2017, segment profit was $1.0 million as compared to $1.0 million profit for the three months ended June 30, 2016.

Segment loss – GAR Disability Advocates. For the three months ended June 30, 2017, segment loss was $0.0 million as compared to a $1.8 million loss for the same period in the prior year. This reduced loss in the current fiscal year is primarily the result a of reduction in general and administrative expenses of $1.8 million.

Income tax expense. For the three months ended June 30, 2017, income tax expense, consisting of federal and state components, was $1.7 million as compared to income tax expense of $2.9 million for the three months ended June 30, 2016, resulting from decreased taxable income in the current period.

Net income. As a result of the above, for the three months ended June 30, 2017, the Company had a net income of $2.6 million as compared to a net income of $4.7 million for the three months ended June 30, 2016.

Income attributable to non-controlling interest. The income attributable to non-controlling interest of $0.7 million is the portion of results attributable to Pegasus for the three months ended June 30, 2017, as compared to income attributable to non-controlling interest of $1.5 million income for the three months ended June 30, 2016.

Net income attributable to Asta Funding, Inc. Net income attributable to Asta Funding, Inc. was $1.8 million for the three months ended June 30, 2017 as compared to net income of $3.2 million for the three months ended June 30, 2016.

The following table details non-controlling interest for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
		Total Non-		Total Non-
	Pegasus	Controlling	Pegasus	Controlling
	Funding, LLC	Interests	Funding, LLC	Interests
Balance, beginning of period	$(999,000)	$(999,000)	$(2,101,000)	$(2,101,000)
Income from non-controlling interest	730,000	730,000	1,549,000	1,549,000
Distributions to non-controlling interest	—	—	(350,000)	(350,000)
Balance, end of period	$(269,000)	$(269,000)	$(902,000)	$(902,000)

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of June 30, 2017, the Company recorded a liability to BMO of approximately $.02 million. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has $9.6 million as outstanding balance against the facility as of June 30, 2017. There is a $10.0 million aggregate balance on deposit at Bank Hapoalim which has been reclassified to restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions as of June 30, 2017. On August 2, 2017, the Bank Hapoalim $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank.

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

The tender offer expired on February 15, 2017, at 11:59 p.m., New York City time. Based on the final count by American Stock Transfer & Trust Company, LLC ("AMSTOCK"), the depositary for the tender offer, a total of approximately 6,022,253 shares of the Company’s common stock were validly tendered and not validly withdrawn. Because the tender offer was oversubscribed by 708,244 shares, the Company purchased only a prorated portion of the shares properly tendered by each tendering stockholder. The depositary had informed the Company that the final proration factor for the tender offer is approximately 88.24% of the shares validly tendered and not validly withdrawn. AMSTOCK promptly issued payment for the 5,314,009 shares accepted pursuant to the tender offer and returned all other shares tendered and not purchased. The shares acquired represented approximately 44.7% of the total number of shares of the Company’s common stock issued and outstanding as of February 6, 2017. As a result of this tender offer the Company recorded an additional $54.2 million in treasury stock and an $0.8 million charge to general and administrative expense during the nine months ended June 30, 2017. Additionally, the Ricky Stern Family 2012 Trust (Gary Stern's permitted assignee) acquired 471,086 Shares under the Purchase Agreement with Mangrove and its affiliates on March 10, 2017 for $4.9 million.

  Personal Injury Claims

On December 28, 2011, we formed a joint venture Pegasus. Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties, with Asta Funding, Inc. receiving 80% and PLF receiving 20%.

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

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Liquidation Agreements. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of June 30, 2017 there was approximately $24.7 million in cash that was restrained under the Emergent Award, and is classified as restricted on the Company's consolidated balance sheet.

On July 17, 2017, an arbitration panel was confirmed, and a hearing date has been scheduled for August 25, 2017 on the Company's motion to have PLF removed from managing Pegasus and replacing them with Company designated representatives, and to permit disbursements to the Company in accordance with the Operating and Term Agreements. On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia.

On March 24, 2017, Simia purchased a portfolio of personal injury claims from a third party for approximately $3.0 million, The Company plans to grow the business organically, but may from time to time purchase portfolios of personal injury claims from third parties if the opportunity presented aligns with the Company's strategic growth plans.

  Divorce Funding

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but had been extended to August 2016. Effective August 14, 2016, the Company extended its revolving line of credit with Balance Point until March 31, 2017, at substantially the same terms as the September 14, 2014 amendment. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. On April 1, 2017, this loan was in default as BPCM failed to make the required payments due under the loan agreement. Accordingly, the loan balance of $1.5 million was deemed uncollectible and written off during the second quarter of fiscal 2017 with a charge to general and administrative expenses.

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of June 30, 2017, CBC had structured settlements valued at $89 million and debt of $76.4 million, consisting of a $4.3 million line of credit and an aggregate of $72.1million of non-recourse notes.

 On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (Assignee”). The Assignment Agreement provided for the sale of the Company’s entire life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company realized a loss from the sale of $5.3 million for the three months ended June 30, 2017.

Cash Flow

As of June 30, 2017, our cash and cash equivalents decreased $1.9 million to $16.6 million from $18.5 million at September 30, 2016. Additionally, the Company had $35.2 million in cash and cash equivalents that has been classified as restricted at June 30, 2017.

Net cash used in operating activities was $6.6 million during the nine months ended June 30, 2017 compared to $2.3 million provided by operating activities during the nine months ended June 30, 2016. Net cash provided by investing activities was $75.9 million during the nine month period ended June 30, 2017 compared to $9.2 million used in investing activities during the nine months ended June 30, 2016. The increase was primarily attributed to the proceeds realized from the sale of available for sale securities of $62.4 million, and collections on personal injury claims of $35.4 million, in the current year. Net cash used in financing activities was $71.2 million during the nine months ended June 30, 2017, as compared to cash used in financing activities of $0.4 million during the nine months ended June 30, 2016. The increase in net cash in financing activities in the current period is primarily the result of treasury stock purchase in conjunction with the Company’s self-tender of $54.2 million, the reclassification of $10 million of cash collateral as restricted for the Company’s line of credit with Bank Hapoalim and $24.7 million in cash that was restrained under the Emergent Award against Pegasus partially offset by $9.6 million in borrowings from Bank Hapoalim.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, investment in structured settlements, costs involved in the collections of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios. We believe we may secure credit facilities with financial institutions as we look to grow the Company, support current operations, and execute on our short and long term business initiatives. In the short-term, our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business. Structured settlements are financed through the use of a credit line, warehouse facility, and private placement financing.

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

Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign exchange rates and changes in corporate tax rates. At June 30, 2017, the debt associated with our acquisition of CBC, had a balance of approximately $76.4 million, consisting of $4.3 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $72.1 million of notes at varying rates, from 4.85% to 8.75%, issued by CBC’s subsidiaries. At June 30, 2017, the LIBOR rate was 1.22389%. A 25 basis point change in the LIBOR rate would have had an immaterial impact on the CBC line of credit interest expense, while above the floor rate (4.22389%) would have an effect less than a month. The same 25 basis point change in the LIBOR rate would have had approximately $2,000 impact on the Bank Hapoalim line of credit interest expense. We do not currently invest in derivative financial or commodity instruments.

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective as of June 30, 2017. The Company restated its results of operations for the quarter ended December 31, 2016 to reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements. Additionally, as of June 30, 2017 the Company did not maintain effective internal controls over financial reporting disclosures associated with significant and related party transactions at the subsidiary level. As a result of these misstatements and omitted disclosure, the Company concluded there were previously undetected material weaknesses in the Company’s internal control over financial reporting.

b. Changes in Internal Controls over Financial Reporting.

There have been certain improvements in our internal control over financial reporting during the nine months ended June 30, 2017. Since the determination regarding the above material weaknesses, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. Management will continue to review and make necessary changes to the overall design of our internal control.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

Item 6.	Exhibits
(a) Exhibits.

3.1	Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws (3)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (7)

3.5	Certificate of Elimination of the Series A Junior Participating Preferred Stock (8)

10.1	Term Sheet (4)

10.2	Employment Agreement (5)

10.3	Rights Agreement (6)

10.4	Assignment Agreement (9)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Quarterly Report on Form 10-Q filed on May 26, 2017.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)	Incorporated by reference to Exhibit 3.3 to Asta Funding’s Quarterly Report on Form 10-Q filed on August 9, 2016.

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(6)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed on May 5, 2017.

(7)	Incorporated by reference to Exhibit 3.2 to Asta Funding's Current Report on Form 8-K filed on May 5, 2017.

(8)	Incorporated by reference to Exhibit 3.1 to Asta Funding's Current Report on Form 8-K filed on May 5, 2017.

(9)	Incorporated by reference to Exhibit 10.1 to Asta Funding's Current Report on Form 8-K filed on April 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: August 9, 2017	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Bruce R. Foster
Bruce R. Foster , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amendment to Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock (7)

3.5	Certificate of Elimination of the Series A Junior Participating Preferred Stock (8)

10.1	Term Sheet (4)

10.2	Employment Agreement (5)

10.3	Rights Agreement (6)

10.4	Assignment Agreement (9)

31.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Gary Stern, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Registrant’s Chief Financial Officer, Bruce R. Foster, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to Exhibit 3.1 to Asta Funding’s Quarterly Report on Form 10-Q filed on May 26, 2017.

(2)	Incorporated by reference to Exhibit 3.1(a) to Asta Funding’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)	Incorporated by reference to Exhibit 3.3 to Asta Funding’s Quarterly Report on Form 10-Q filed on August 9, 2016.

(4)	Incorporated by reference to Exhibit 10.1 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(5)	Incorporated by reference to Exhibit 10.2 to Asta Funding’s Current Report on Form 8-K filed on November 11, 2016.

(6)	Incorporated by reference to Exhibit 10.3 to Asta Funding’s Current Report on Form 8-K filed on May 5, 2017.

(7)	Incorporated by reference to Exhibit 3.2 to Asta Funding's Current Report on Form 8-K filed on May 5, 2017.

(8)	Incorporated by reference to Exhibit 3.1 to Asta Funding's Current Report on Form 8-K filed on May 5, 2017.

(9)	Incorporated by reference to Exhibit 10.1 to Asta Funding's Current Report on Form 8-K filed on April 28, 2017.