Form 10-K/A
period 2016-09-30
ASTA FUNDING INC
filed 2018-09-18
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35637

ASTA FUNDING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3388607
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Sylvan Avenue, Englewood Cliffs, New Jersey	07632 (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (201) 567-5648

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes   ☐          No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes   ☐         No     ☑

☐     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐         No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐         No   ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐         No   ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $48,889,000 as of March 31, 2016.

As of September 14, 2018, the registrant had 6,685,415 shares of Common Stock issued and outstanding.

Explanatory Note

 As previously disclosed in the Current Report on Form 8-K filed by Asta Funding, Inc. (the “Company” or “Asta”) with the Securities and Exchange Commission (the “SEC”) on January 18, 2018, effective January 11, 2018, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Audit Committee of the Board (the “Audit Committee”), determined that the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014 and the interim periods contained therein (collectively, the “Non-Reliance Periods”), could no longer be relied upon. As a result, the Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend and restate the Company’s original Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the SEC on December 14, 2016 (the “Original Form 10-K”). The Board, upon recommendation of the Audit Committee, also determined that the Company’s previously issued unaudited financial statements for the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 can no longer be relied upon. As a result, the Company expects to file, at a later time, amendments to its Quarterly Reports on Form 10-Q for those quarters.

Restatement Background

The Board’s decision to restate the Company’s financial statements for the Non-Reliance Periods stems from the Company's re-evaluation of its historical conclusions to consolidate Pegasus Funding, LLC ( “Pegasus”). Management has determined that the Company lacked the requisite control to consolidate Pegasus during the Non-Reliance Periods. As such, the Company should have reported its investment in Pegasus as an equity investment in accordance with accounting principles generally accepted in the United States (“US GAAP”). Additionally, the Company evaluated its historical and current practices with respect to accounting for Foreign Currency Matters under Accounting Standard Codification (“ASC”) 830 - Foreign Currency Matters in accordance with US GAAP. In connection with this evaluation, the Company determined that it had not previously accounted for foreign currency gains/losses on intercompany balances and other transaction and translation adjustments in accordance with US GAAP. The Company has since then expanded its review of its accounting practices and has identified additional transactions not accounted for in accordance with US GAAP.

The "As Reported" amounts included in Note A - Restatement of Previously Consolidated Financial Statements in the accompanying notes to the consolidated financial statements, which were first reported in the Original Form 10-K, have been adjusted to reflect the presentation as discontinued operations of the Company's wholly-owned subsidiary, CBC Settlement Funding, LLC, which was sold on December 13, 2017 (See Note C - Discontinued operations and Note V - Subsequent events).

 The following errors in the Company’s annual financial statements were identified and corrected as part of this restatement:

1.

In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Periods, the Company has corrected the presentation and has now accounted for its investment in Pegasus under the equity method in accordance with ASC 810 - Consolidation and US GAAP. The correction of the error has resulted in a reduction in total revenues of $20,212,000, $8,482,000 and $7,134,000 for the years ended September 30, 2016, 2015 and 2014, respectively, a reduction in expenses of $7,151,000, $8,425,000 and $4,845,000 for the years ended September 30, 2016, 2015 and 2014, respectively, and a decrease in non-controlling interest of $2,612,000, $11,000 and $458,000 for the years ended September 30, 2016, 2015 and 2014, respectively. This change to the equity method of accounting had no effect on net income during the Non-Reliance Periods. Additionally, there were other corrections made to the Pegasus financial statements which have been included in the adjustment column in the restatement tables, which are included in #6 below.

2.

The Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances, transaction and translation adjustment in accordance with US GAAP. The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under ASC 830. The correction to properly apply US GAAP to these foreign currency matters resulted in an increase in revenue and other income of $148,000 for the year ended September 30, 2016, a decrease in other income of $118,000 for the year ended September 30, 2015, a decrease in expenses of $165,000 for the year ended September 30, 2016, and an increase in expenses of $1,667,000 and $186,000 for the years ended September 30, 2015 and 2014, respectively. Income from continuing operations increased by $313,000 for the year ended September 30, 2016, and decreased by $1,780,000 and $186,000 for the years ended September 30, 2015 and 2014, respectively. Net assets decreased by $952,000 as of September 30, 2016, and increased $305,000 as of September 30, 2015. Net liabilities decreased $18,000 as of September 30, 2016 and increased $565,000 in 2015. Accumulated other comprehensive income increased $718,000 and $1,705,000 as of September 30, 2016 and 2015, respectively.

3.

The Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements for the year ended September 30, 2016. Prior to the sale of its structured settlements business in December 2017, the Company purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of ASC, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822). The Company has revised the fair market value of the structured settlements, which resulted in an increase to assets related to discontinued operations of $727,000 as of September 30, 2016, and an increase in income from discontinued operations of $727,000 for the year ended September 30, 2016.

4.

The Company has determined that it had not accounted for certain unallocated payments reported on its consolidated balance sheet properly during the Non-Reliance Periods. The correction of this error resulted in a reduction in finance income of $195,000, $193,000 and $261,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Net assets decreased by $648,000 and $453,000 as of September 30, 2016 and 2015, respectively.

5.

The Company discovered that it did not properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015 with a previously undisclosed related party. The correction of this error resulted in a decrease in income from discontinued operations of $317,000, $56,000 and $69,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Net assets related to discontinued operations increased by $307,000 and $997,000 as of September 30, 2016 and 2015, respectively. Net liabilities increased $756,000 and $1,078,000 as of September 30, 2016 and 2015, respectively.

6.

The Company identified other liabilities that had not been properly accrued in the correct period and/or for improper amounts. The adjustments of these errors were immaterial on an individual basis. The correction of these errors resulted in increased general and administrative expenses of $234,000 and $290,000 for the years ended September 30, 2016 and 2014, respectively, and a decrease in general and administrative expenses of $292,000 for the year ended September 30, 2015, as well as an increase in earnings from equity investment of $102,000 and $100,000 for the years ended September 30, 2016 and 2014, respectively, and a decrease in earnings from equity investment of $100,000 for the year ended September 30, 2015. For the year ended September 30, 2015, the correction of this error resulted in a decrease in income from discontinued operations of $40,000. Net liabilities increased $141,000 as of September 30, 2016, and net assets increased $67,000 as of September 30, 2015.

7.

The Company identified other transactions that had been recorded in incorrect accounts and/or for improper amounts. The net corrections of these transactions, which were individually immaterial, resulted in an increase in net assets of $33,000 and $45,000 as of September 30, 2016 and 2015, respectively. Net liabilities decreased $11,000 as of September 30, 2016.

8.

Certain of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact was an increase to income taxes of $242,000 for the year ended September 30, 2016, and a reduction in income taxes of $1,120,000 and $254,000 for the years ended September 30, 2015 and 2014, respectively. The net effect of the adjustment in income taxes to discontinued operations was a decrease to income from discontinued operations for $473,000 and $293,000 for the years ended September 30, 2016 and 2015, respectively, and an increase to income from discontinued operations of $52,000 for the year ended September 30, 2014.

In addition to the adjustments to the Company's annual consolidated financial statements noted above, during the Non-Reliance Periods, the Company also had adjustments to its quarterly financial statements. These quarterly restatement adjustments are presented in Note S to the consolidated financial statements included herein.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, our Chief Executive Officer and Chief Financial Officer determined that there were deficiencies in our internal control over financial reporting that constituted material weaknesses at September 30, 2016, 2015 and 2014. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures (which the Company believes to be an integral part of its disclosure controls and procedures) were not effective at September 30, 2016, 2015 and 2014, and management concluded that the Company’s internal control over financial reporting was not effective at September 30, 2016, 2015 and 2014.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Form 10-K in its entirety, as modified and superseded as necessary to reflect the restatement described above (other than Part III, which is not being amended hereby, and which was incorporated by reference in the Original Form 10-K from the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, filed with the SEC on April 14, 2017). In addition to such changes, this Amendment also includes: (i) revisions in presentation for the discontinued operations of the Company’s structured settlement business, which was sold on December 13, 2017, and; (ii) updates to the Company’s Subsequent Events disclosure included in Note V to the consolidated financial statements (collectively with (i) above, the “subsequent events”).

In accordance with applicable SEC rules, this Amendment also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the filing date of this Amendment. Aside from the foregoing items, this Amendment has not modified the Original Form 10-K other than to correct immaterial items, and certain errors in the exhibits and exhibit index, and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to the date of the Original Form 10-K, December 14, 2016, except as noted above with respect to Subsequent Events.

Accordingly, this Amendment amends and restates the following items of the Original Form 10-K:

●	Part I - Item 1. Business.
●	Part I - Item 1A. Risk Factors.
●	Part I – Item 2. Properties.
●	Part II - Item 6. Selected Financial Data.
●	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
●	Part II - Item 8. Financial Statements and Supplementary Data.
●	Part II - Item 9A. Controls and Procedures.
●	Part IV – Item 15. Exhibits and Financial Statements and Schedules.

FORM 10-K/A

Caution Regarding Forward Looking Statements

This Amendment contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this Amendment, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 12 of this Amendment and “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business. (restated)

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our 50% controlled equity investment in Pegasus Funding, LLC (“Pegasus”), social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

On December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC Settlement Funding, LLC (“CBC”), its wholly owned subsidiary engaging in structured settlements. As a result of this sale all prior periods presented in the Company’s consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note C - Discontinued Operations in the Company's notes to the consolidated financial statements.

 The Company operates principally in the United States in three reportable business segments: consumer receivables, GAR disability advocates and personal injury claims. The Company previously operated a fourth segment when it engaged in the structured settlements business through CBC prior to its sale on December 13, 2017.

Financial Information about Operating Segments

The Company operates through strategic business units that are aggregated into three reportable segments consisting of the following:

•

Consumer receivables segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off and semi-performing receivables, primarily in the international market. The charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. These receivables were acquired at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

GAR Disability Advocates is a social security benefit and disability advocacy group, which for a fee obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

•

Personal Injury Claims (Equity Method of Accounting) – Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia will commence funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

The consumer receivable segment accounted for 10% or more of consolidated net revenue during fiscal years 2016, 2015, and 2014, and the GAR Disability Advocates segment accounted for more than 10% in fiscal year 2016. The personal injury claims segment is accounted for under the equity method. The following table summarizes the net revenues by percentage from the consumer receivables and GAR Disability Advocates segments for the fiscal years 2016, 2015 and 2014:

	Years Ended September 30,
	2016	2015	2014
Finance income (consumer receivables)	82.5%	93.5%	98.1%
GAR Disability Advocates	17.5	6.5	1.9

Total revenues	100.0%	100.0%	100.0%

Information about the results of each of the Company’s reportable segments for the last three fiscal years and total assets as of the end of the last three fiscal years, reconciled to the consolidated results, is set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Corporate (3)	(Equity Investment) Personal Injury Claims(2)	Total

Fiscal Year Ended September 30,
2016:
Revenues	$18.9	$4.0	$—	$—	$22.9
Other income	—	—	1.7	—	1.7
Segment profit (loss)	14.2	(7.3)	(11.7)	10.5	5.7
Segment assets(1) (4)	18.9	2.0	185.5	48.6	255.0
2015:
Revenues	20.6	1.4	—	—	22.0
Other income	—	—	1.6	—	1.6
Segment profit (loss)	16.3	(5.8)	(11.3)	(0.1)	(0.9)
Segment assets(1) (4)	21.5	2.6	175.4	40.8	240.3
2014:
Revenues	19.6	0.4	—	—	20.0
Other income	26.1	—	1.4	—	27.5
Segment profit (loss)	22.9	(2.7)	(12.8)	1.9	9.3
Segment assets(1) (4)	36.4	1.0	145.5	34.3	217.2

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet and excludes assets from discontinued operations.
(2)

The Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment, and the carrying value of the investment is included in segment assets.

(3)	Corporate is not part of the three reportable segments. Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expense are reflected in Corporate.
(4)	The Company has included assets related to discontinued operations under Corporate. See Note C - Discontinued Operations in the Company's notes to consolidated financial statements.

 Principal Markets and Methods of Distribution

All of the Company’s lines of business are principally conducted in the United States, with some receivables originating and being serviced overseas.

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

Personal injury claims

Pegasus continues to service its existing portfolio , while Simia intends to attract new business through its attorneys, brokers and sales contacts.

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

Sales — The Sales Group is responsible for the sales strategy and advertising campaigns..

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

Personal injury claims

Pegasus will not invest in a formal marketing program at this time as it will continue to serve its existing portfolio. Simia also will not invest in a formal marketing program at this time. It will rely on external brokers, internal sales professionals and attorneys to acquire market share.

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

Personal injury claims

Pegasus is and Simia will be dependent on its website to maintain and increase its business and, therefore, each must remain current in its technology.

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

Pursuant to the CFPB’s supervisory authority, examiners assess potential risks to consumers and whether debt collectors are complying with requirements of federal consumer financial law. Among other things, examiners evaluate whether debt collectors provide required disclosures; use accurate information; maintain a consumer complaint and dispute resolution process; and communicate with consumers in the manner required by law.

The CFPB’s general Supervision and Examination Manual, as well as its examination manual specific to the debt collection market, provide guidance on how the bureau conducts its monitoring of debt collection activities. Examiners will evaluate the quality of the regulated entity’s compliance management systems, review practices to ensure they comply with federal consumer financial law, and identify risks to consumers throughout the debt collection process. The CFPB can seek relief that includes: rescission or reformation of contracts, restitution, disgorgement of profits, payment of damages, limits on activities and civil money penalties of up to $1 million per day for knowing violations.

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

The CFPB thus exercises supervisory authority over us. At this time, it is not possible or practical to attempt to provide a comprehensive analysis of how these laws and regulations may impact debt collectors.

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

The Dodd-Frank Act authorized the CFPB to prescribe rules interpreting the FDCPA. On November 12, 2013, the CFPB signaled its intention to promulgate substantive rules under the FDCPA by publishing an Advance Notice of Proposed Rulemaking (ANPR) with regard to debt collection practices. The ANPR requested comments with regard to a wide array of issues relating to debt collection. The comment period closed on February 28, 2014. The CFPB has not yet issued a proposed rule. In its Fall 2015 Regulatory Agenda, the CFPB stated that it expects “Pre-rule activities” are the steps that CFPB takes in preparation for issuing proposed regulations.

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

Additional Information

Our web address is www.astafunding.com. Copies of our Annual Reports on Forms 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, amendments thereto, and other SEC reports are available on our website as soon as reasonably practical after filing electronically with the SEC. No part of our website is incorporated by reference into this report.

Item 1A.	Risk Factors. (restated)

Note Regarding Risk Factors

You should carefully consider the risk factors below as well as risks identified throughout this Amendment and our other filings with the SEC in evaluating us. In addition to the following identified risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, or if risks that we do not yet know or that we currently think are minor occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and stockholders might lose all or part of their investment. The risk factors presented below are those which we currently consider material. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements.

We have restated prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

We have restated our consolidated financial statements as of and for the fiscal years ended September 30, 2016, 2015 and 2014 (including the quarterly periods within those years) in order to correct certain accounting errors related to, among other items, our historical decision to consolidate the financial results of Pegasus. For discussion of the accounting errors identified and the restatement adjustments, see “Note A to the Restated Consolidated Financial Statements.” For a description of the material weaknesses in our internal control over financial reporting identified by management and management’s plan to remediate those material weaknesses, see “Part II, Item 9A — Controls and Procedures.”

As a result of the restatement and the circumstances giving rise to the restatement, we have become subject to a number of additional costs and risks, including accounting and legal fees incurred in connection with the restatement. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

As described in “Part II, Item 9A — Controls and Procedures,” management has identified and evaluated the control deficiencies that gave rise to the accounting errors related to equity method accounting, foreign currency matters and related party transactions, and has concluded that those deficiencies, represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of those material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016, 2015 and 2014. See “Part II, Item 9A — Controls and Procedures.”

We are in the process of developing and implementing a remediation plan to address the material weaknesses. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

Our equity method investment in Pegasus may have a material impact on our net earnings.

We have a significant investment in Pegasus that is accounted for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of Pegasus in our statement of operations under “Loss (earnings) from equity method investment” which contributes to our income from continuing operations before income taxes. If the earnings or losses of Pegasus are material in any year, those earnings or losses may have a material effect on our net earnings. Notwithstanding the impact on our net earnings, we do not have the ability to cause Pegasus to pay dividends or make other payments or advances to its stockholders, including us.

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

We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the recent expansion of our foreign operations subjects us to a number of additional risks and uncertainties, including:

■	compliance with and changes in international laws, including regulatory and compliance requirements that could affect our business;

■	increased exposure to U.S. laws that apply abroad, such as the Foreign Corrupt Practices Act;

■	social, political and economic instability or recessions;

■	fluctuations in foreign economies and currency exchange rates;

■	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

■	the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language, and cultural barriers;

■	difficulties implementing and maintaining effective internal controls and risk management and compliance initiatives;

■	potential disagreements with our joint venture business partners;

■	differing labor regulations and business practices; and

■	foreign tax consequences.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties (restated)

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

Our Conshocken, Pennsylvania office occupies approximately 5,800 square feet for approximately $15,000 per month, plus utilities. The lease expires in January 2020. This facility is classified as part of the Company's discontinued operations.

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

Share Repurchase Program

On August 11, 2015, the Board of Directors approved the repurchase of up to $15 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Shares Repurchase Plan to March 31, 2016. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Shares Repurchase Plan to December 31, 2016. On March 22, 2016, a Company shareholder commenced a tender offer for the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. For the year ended September 30, 2016, the Company purchased approximately 984,000 shares at an aggregate cost of approximately $8.4 million under the Shares Repurchase Plan.

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

	2011	2012	2013	2014	2015	2016
ASTA FUNDING, INC.	100.00	116.86	111.57	103.04	107.05	131.78
NASDAQ MARKET INDEX	100.00	130.53	160.26	193.28	201.01	234.02
PEER GROUP INDEX	100.00	154.16	257.46	229.81	222.15	142.86
PEER GROUP INDEX + ASTA FUNDING, INC.	100.00	151.67	248.35	221.88	214.92	142.06

Item 6.	Selected Financial Data (restated)

The following tables set forth a summary of our consolidated financial data as of and for the five fiscal years ended September 30, 2016. The selected financial data for the five fiscal years ended September 30, 2016, have been derived from our audited consolidated financial statements. The selected financial data presented below should be read in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Amendment, including the information set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The data presented below is in thousands, except for (loss) earnings per share data.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Income Statement Data:
Finance income, net	$18,890	$20,564	$19,604	$31,762	$40,803
Personal injury claims income	—	—	—
Disability fee income	4,011	1,434	378	2	—

Total revenues	22,901	21,998	19,982	31,764	40,803
Forgiveness of non-recourse debt	—	—	26,101	—	—
Other income	1,704	1,569	1,397	1,609	2,256

	24,605	23,567	47,480	33,373	43,059
Expenses:
General and administrative expenses	29,308	24,378	20,530	19,806	22,149
Interest expense	—	—	18	1,300	2,539
Impairments of consumer receivables acquired for liquidation	164	—	19,591	10,990	1,771
Loss (earnings) from equity method investment	(10,551)	54	(1,931)	(1,626)	(125)

	18,921	24,432	38,208	30,470	26,334
Income before income tax from continued operations	5,684	(865)	9,272	2,903	16,725

Income tax expense (benefit)	1,017	(56)	4,139	894	6,797

Net (loss) income from continuing operations	4,667	(809)	5,133	2,009	9,928
Net (loss) income from discontinued operations (net of income taxes)	2,906	1,776	371	—	—

Net income	$7,573	$967	$5,504	$2,009	$9,928

Basic earnings (loss) per share from continuing operations	$0.39	$(0.06)	$0.39	$0.16	$0.71
Basic earnings per share from discontinuing operations	0.24	0.13	0.03	—	—
Basic earnings per share – Asta Funding, Inc.	$0.63	$0.07	$0.42	$0.16	$0.71

Basic weighted average common shares outstanding	11,996,500	13,044,215	12,981,076	12,952,150	14,077,650

Diluted earnings (loss) per share from continuing operations	$0.37	$(0.06)	$0.39	$0.15	$0.69
Diluted earnings per share from discontinuing operations	0.23	0.13	0.03	—	—
Diluted earnings per share – Asta Funding, Inc.	$0.60	$0.07	$0.42	$0.15	$0.69
Diluted weighted average common shares outstanding	12,508,561	13,314,605	13,205,933	13,216,051	14,321,381

	Year Ended September 30,
	2016 As Restated	2015 As Restated	2014 As Restated	2013	2012
Discontinued Operations Data (1):
Revenue	$14,446	$11,818	$5,209	$—	$—

Operating profit	8,823	6,201	1,849	—	—

Interest and related financing fees, net	3,214	2,395	1,243	—	—

Income (loss) before income taxes	5,505	3,125	537	—	—
Income (loss) from discontinued operations	2,906	1,776	371	—	—

(1) See Note C - Discontinued Operations to our consolidated financial statements for further information regarding the above statement.

	Year Ended September 30,
	2016 As Restated	2015 As Restated	2014 As Restated		2013	2012
	(in millions)
Other Financial Data (Unaudited):
For the Year ended September 30
Cash collections	$28.8	$34.7	$40.2		$51.7	$70.0
Portfolio purchases, at cost	8.2	2.1	5.1		3.3	2.5
Portfolio purchases, at face value	162.9	28.0	478.9		53.5	6.0
Return on average assets	3.2%	0.4%	2.6%	(2)	0.9%	4.1%
Return on average stockholders’ equity(1)	5.5%	1.9%	4.9%	(2)	1.6%	5.9%
Dividends declared per share	$0.00	$0.00	$0.00		$0.08	$0.08
At September 30,
Total assets	255.0	240.3	217.2		211.3	237.2
Total debt and other liabilities	73.2	56.9	35.5		37.8	64.3
Total stockholders’ equity	181.8	183.4	181.7		173.3	173.0
Inception to date — September 30,
Cumulative aggregate purchases, at face value	32,628.2	32,465.3	32,437.3		31,958.3	31,904.9

(1)

The return on average assets is computed by dividing net income by average total assets for the fiscal year. The return on average stockholders’ equity is computed by dividing net income by the average stockholders’ equity for the fiscal year. Both ratios have been computed using beginning and period-end balances.

(2)	Return calculations in fiscal year 2014 were significantly improved by the $26.1 million loan forgiveness recorded in that fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation. (restated)

Caution Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Amendment contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Amendment are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” contained in this Amendment and elsewhere herein. The following should be read in conjunction with our annual and quarterly financial statements contained elsewhere in this Amendment.

Review of Restatement Items

Background

The Board’s decision to restate the financials contained in this filing arose from the Company’s re-evaluation of its historical conclusion to consolidate Pegasus Funding, LLC (“Pegasus”). The Company had an 80% interest in the Pegasus joint venture, which purchases interests in the claims from claimants who are party to personal injury litigation. Management determined that the Company lacked the requisite control to consolidate Pegasus in the Company's consolidated financial statements. As such, the Company should have reported its investment in Pegasus under the equity method in accordance with accounting principles generally accepted in the United States.

In connection with this restatement, the Company has corrected the financial statements for all known errors, including those that were previously corrected in prior filings as immaterial out-of-period adjustments. Additionally, the Company evaluated its historical and current practices with respect to accounting for Foreign Currency Matters under ASC 830 in accordance with accounting principles generally accepted in the United States. In connection with this evaluation, the Company has determined that its previous accounting treatment for certain foreign currency matters was not appropriate.

As a result of this restatement, the Company concluded there were material weaknesses in the Company’s internal control over financial reporting. Details of the material weaknesses and planned remedial actions are detailed in Item 9A. Controls and Procedures in this Amendment.

Change to Equity Method of Accounting

In connection with the Company determining it lacked the requisite control to consolidate Pegasus, the Company has corrected the presentation and has now accounted for its investment in Pegasus under the equity method in accordance with US GAAP. The correction of the error has resulted in a reduction in total revenues of $20,212,000, $8,482,000 and $7,134,000 for the years ended September 30, 2016, 2015 and 2014, respectively, a reduction in expenses of $7,151,000, $8,425,000 and $4,845,000 for the years ended September 30, 2016, 2015 and 2014, respectively, and a decrease in non-controlling interest of $2,612,000, $11,000 and $458,000 for the years ended September 30, 2016, 2015 and 2014, respectively. This change to the equity method of accounting had no effect on net income for the years ended September 30, 2016, 2015 and 2014. Additionally, there were other corrections made to the financial statements of Pegasus, but were not related to the change to the equity method of accounting.

Foreign Currency Matters

The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under ASC 830 “Foreign Currency Matters.” The correction to properly apply U.S. GAAP to these foreign currency matters resulted in an increase in revenue and other income of $148,000 for the year ended September 30, 2016, a decrease in other income of $118,000 for the year ended September 30, 2015, a decrease in expenses of $165,000 for the year ended September 30, 2016, and an increase in expenses of $1,667,000 and $186,000 for the years ended September 30, 2015 and 2014, respectively. Income from continuing operations increased by $313,000 for the year ended September 30, 2016, and decreased by $1,780,000 and $186,000 for the years ended September 30, 2015 and 2014, respectively. Net assets decreased by $952,000 as of September 30, 2016, and increased $305,000 as of September 30, 2015. Net liabilities increased $18,000 and $565,000 as of September 30, 2016 and 2015, respectively. Accumulated other comprehensive income increased $718,000 and $1,705,000 as of September 30, 2016 and 2015, respectively.

Structured Settlements

The Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements for the year ended September 30, 2016. Prior to the sale of its structured settlement business, the Company purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of FASB ASC, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822-10-50-28 through 50-22). The Company has revised the fair market of the structured settlements, which resulted in an increase to assets related to discontinued operations of $727,000 as of September 30, 2016, and an increase in income from discontinued operations of $727,000 for the year ended September 30, 2016.

Consumer Receivable Portfolios

The Company has determined that it had not accounted for certain unallocated payments reported on its consolidated balance sheet properly during the Non-Reliance Periods. The correction of this error resulted in a reduction in finance income of $195,000, $193,000 and $261,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Net assets decreased by $648,000 and $453,000 as of September 30, 2016 and 2015, respectively.

Contingent Liability/Related Party

The Company discovered that it did not properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015 with a related party. The correction of this error resulted in a decrease in income from discontinued operations of $317,000, $56,000 and $69,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Net assets related to discontinued operations increased by $307,000 and $997,000 as of September 30, 2016 and 2015, respectively. Net liabilities increased $756,000 and $1,078,000 as of September 30, 2016 and 2015, respectively.

Accrued Expenses and Other

The Company identified other liabilities that had not been properly accrued to the correct period and/or in improper amounts. The correction of this error resulted in increased general and administrative expense of $234,000 and $290,000 for the years ended September 30, 2016 and 2014, respectively, and a decrease in general and administrative expenses of $292,000 for the year ended September 30, 2015, as well as an increase in earnings from equity investment of $102,000 and $100,000 for the years ended September 30, 2016 and 2014, respectively, and a decrease in earnings from equity investment of $100,000 for the year ended September 30, 2015. For the year ended September 30, 2015 the correction of this error resulted in a decrease in income from discontinued operations of $40,000. Net liabilities increased $141,000 as of September 30, 2016, and net assets increased $67,000 as of September 30, 2015.

The Company identified other transactions that had been recorded to incorrect accounts and/or in improper amounts. The net corrections of these transactions resulted in an increase in net assets of $33,000 and $45,000 as of September 30, 2016 and 2015, respectively. Net liabilities decreased $11,000 as of September 30, 2016.

Income Taxes

Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact was a reduction to income taxes of $11,000, $523,000 and $474,000 for the years ended September 30, 2016, 2015 and 2014, respectively. The net effect of the reduction in income taxes to discontinued operations was a decrease to income from discontinued operations for $694,000 and $156,000 for the years ended September 30, 2016 and 2014, respectively, and an increase to income from discontinued operations of $305,000 in 2015.

Quarterly Information

In addition to the adjustments to the Company's annual consolidated financial statements noted above, the Company also had adjustments to its quarterly financial statements covering the interim periods within the years ended September 30, 2016, 2015 and 2014. These quarterly restatement adjustments are presented in Note S - “Summarized Quarterly Data” in the Company's notes to its consolidated financial statements.

Structured Settlement Business

On December 13, 2017, we sold all of our issued and outstanding equity capital in CBC, our wholly owned subsidiary engaging in structured settlements. As a result of this sale, all prior periods presented in our consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising our structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note C - Discontinued Operations in the notes to our consolidated financial statements.

Overview

We are engaged in the businesses of acquiring, managing, servicing and recovering on portfolios of consumer receivables, and, through our equity investment in Pegasus, funding of personal injury claims and through GAR Disability Advocates, assisting claimants in the process of disability and social security claims.

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

Personal Injury Claims

In 2011, the Company purchased an 80% interest in Pegasus. PLF, an unrelated third party, holds the other 20% interest. The Company and PLF each maintain 50% voting rights in the entity. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five (5) years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus. The Company accounts for its investment in Pegasus under the equity method of accounting.

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

Divorce Funding

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

Disability Advocacy Business

GAR Disability Advocates is a social security disability advocacy group, which for a fee obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

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

The Company accounts for certain of its investments in finance receivables using the interest method under the guidance of FASB ASC, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310-30”). Under the guidance of ASC 310-30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

Results of Operations

The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Amendment. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

	Years Ended September 30,
	2016	2015	2014
	As restated	As restated	As restated
Finance income, net	82.5%	93.5%	98.1%
Disability fee income	17.5	6.5	1.9

Total revenues	100.0	100.0	100.0
Debt forgiveness	—	—	130.6
Other income	7.4	7.1	7.0

	107.4	107.1	237.6

General and administrative expenses	128.0	110.8	102.8
Interest expense	—	—	0.1
Impairments of consumer receivables acquired for liquidation	0.7	—	98.0
(Earnings) loss from equity method investment	(46.1)	0.2	(9.7)

	82.6	111.0	191.2

Income before income taxes from continuing operations	24.8	(3.9)	46.4
Income taxes	4.4	(0.3)	20.7
Income (loss) from continuing operations	20.4	(3.6)	25.7

Income net of income taxes from discontinuing operations	12.7	8.0	1.8

Net income	33.1%	4.4%	27.5%

(i) As a result of the restatement, personal injury claim income and expenses are now reflected summarily in (earnings) loss from equity method investment

(ii) As a result of the sale of CBC, structured settlements income and expenses are now reflected summarily as discontinued operations

Year Ended September 30, 2016 Compared to the Year Ended September 30, 2015

Finance income.     For the fiscal year ended September 30, 2016 (“fiscal year 2016”), finance income from consumer receivables decreased $1.7 million, or 8.3%, to $18.9 million from $20.6 million for the fiscal year ended September 30, 2015 (“fiscal year 2015”). During fiscal year 2016, we acquired $162.9 million in face value of new portfolios at a cost of $8.2 million as compared to $28.0 million of face value portfolios at a cost of approximately $2.1 million, during fiscal year 2015. The portfolios purchased during fiscal year 2016 are accounted for on the cost recovery method.

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

Disability Fee income. Disability fee income of $4.0 million in fiscal year 2016 compared to $1.4 million in fiscal year 2015 is the result of a significant increase in cases being processed in fiscal year 2016, translating into a significant increase in closed cases.

Other income.     The following table summarizes other income for the years ended September 30, 2016 and 2015:

	2016 (restated)	2015 (restated)
Interest and dividend income	$1,302,000	$1,110,000
Realized gains	29,000	79,000
Other	373,000	380,000

	$1,704,000	$1,569,000

General and administrative expenses.     For fiscal year 2016, general and administrative expenses increased $4.9 million, or 20.1%, to $29.3 million from $24.4 million for the year ended September 30, 2015. The increase in general and administrative expenses is related to legal settlement costs of $2.3 million, increased personnel costs of $2.1 million, primarily related to the growth of GAR Disability Advocates, and a reserve for loss on other investments of $1.0 million, partially offset by a net decrease in other expenses.

Impairments.     For the fiscal ended September 30, 2016, an impairment of $0.2 million has been recorded. There were no impairments in the fiscal ended September 30, 2015.

Earnings (loss) from equity method investment. For the fiscal year ended September 30, 2016, earnings from equity method investment increased to $10.6 million from a loss of $54,000 in the fiscal year ended September 30, 2015.

Net income before taxes — Consumer Receivables.     Net income before taxes increased $0.3 million, from $13.8 million for the fiscal year ended September 30, 2015 as compared to $14.1 million for the fiscal year ended September 30, 2016, primarily due to decreased foreign exchange losses of $0.3 million, and other administrative expenses, partially offset by a class action suit settlement of $2.0 million during the current fiscal year.

Net loss before taxes — GAR Disability Advocates.     Net loss before taxes was $7.3 million in the 2016 fiscal year compared to a net loss of $5.8 million in the 2015 fiscal year. GAR Disability Advocates is continuing to build the business and has increased costs associated with acquiring disability cases, marketing and servicing its clients in the current year compared to the prior year. These costs were comprised of increased personnel costs, $3.0 million, advertising, $0.5 million, and postage, $0.3 million, travel expense $0.1 million, partially offset by increased revenues of $2.6 million.

Income tax expense (benefit).     Income tax expense of $3.6 million was recorded for fiscal year 2016, consisting of a $5.7 million current income tax expense and a $2.4 million deferred income tax benefit. Tax on discontinued operations was $2.6 million, and there was income tax of $1.0 million on continuing operations. The state portion of the income tax provision for the fiscal year 2015 has been offset against state net operating loss carry forwards, and, as a result, no state taxes were payable.

Discontinued operations. Earnings from discontinued operations increased $1.1 million or 61% to $2.9 million in the 2016 fiscal year, compared to $1.8 million in the 2015 fiscal year.

Net income.     As a result of the above, the Company had net income for the fiscal year ended September 30, 2016 and 2015 of $7.6 million, and $1.0 million, respectively.

The following table details non-controlling interest for the year ended September 30, 2016:

Discontinued Operations (CBC)
Balance, beginning of period	$793,000
Non-controlling interest	104,000
Purchase of CBC non-controlling interest	(897,000)

Balance, end of period	$—

The non-controlling interests are related to CBC, the Company's discontinued operation. During the first quarter of fiscal 2016, the Company purchased from the minority members their 20% interest in CBC. Other than the purchase of their non-controlling interest, no other distributions were made to the minority members.

Year Ended September 30, 2015 Compared to the Year Ended September 30, 2014

Finance income.     For the fiscal year ended September 30, 2015 (“fiscal year 2015”), finance income from consumer receivables increased $1.0 million, or 5.1%, to $20.6 million from $19.6 million for the fiscal year ended September 30, 2014 (“fiscal year 2014”) , reflecting increased income from portfolios where the cost basis has been fully recovered. During fiscal year 2015, we acquired $28.0 million in face value of new portfolios at a cost of $2.1 million as compared to $478.9 million of face value portfolios at a cost of approximately $5.1 million, during fiscal year 2014. The portfolios purchased during fiscal year 2015 are accounted for on the cost recovery method.

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

Other income.     The following table summarizes other income for the years ended September 30, 2015 and 2014:

	2015 (restated)	2014 (restated)
Interest and dividend income	$1,110,000	$1,315,000
Realized gains	369,000	43,000
Other	90,000	39,000

	$1,569,000	$1,397,000

General and administrative expenses.     For the year ended September 30, 2015, general and administrative expenses increased $3.9 million, or 19.0%, to $24.4 million from $20.5 million for the year ended September 30, 2014. The increase in general and administrative expenses is related to the increase in the amount of the disability claims being handled by GAR Disability Advocates.

Impairments – There were no impairments in the fiscal year ended September 30, 2015 as compared to $19.6 million recorded during the fiscal year ended September 30, 2014. The $19.6 million of impairments in the fiscal year 2014 was comprised of $14.1 million for the Great Seneca Portfolio, $4.8 million for the medical receivables portfolio and $0.7 million for other portfolios.

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

Earnings (loss) from equity method investment. For the fiscal year ended September 30, 2015, earnings from equity method investment decreased $2.0 million to $0.1 million from earnings of $1.9 million in the fiscal year ended September 30, 2014, due to increased bad debt write offs of personal claim advances and reduced interest income earned for fiscal 2015.

Net income before taxes — Consumer Receivables.     Net income before taxes decreased $6.6 million, from $22.9 million for the fiscal year ended September 30, 2014 as compared to $16.3 million for the fiscal year ended September 30, 2015, primarily due to BMO debt forgiveness in fiscal year 2014, partially offset by reduced impairments in the current fiscal year.

Net loss before taxes — GAR Disability Advocates.     Net loss before taxes was $5.8 million in the 2015 fiscal year compared to a net loss of $2.7 million in the same prior year period, reflecting increased start-up costs in the current fiscal year. Salaries increased by $1.9 million and marketing expense increased by $1.4 million compared to the prior fiscal year.

Income tax expense (benefit).     Income tax expense of $1.2 million recorded for fiscal year 2015 consists of a $7.3 million current income tax expense and a $6.0 million deferred income tax benefit. Tax on discontinued operations was $1.3 million, and there was a tax benefit of $0.1 million on continuing operations. Income tax expense was lower primarily due to lower pre-tax income, significantly influenced by the $26.1 million of debt forgiveness in the prior fiscal year.

Discontinued operations. Earnings from discontinued operations increased $1.4 million to $1.8 million in the 2015 fiscal year, compared to $0.4 million in the 2014 fiscal year.

Net income (loss).     For the year ended September 30, 2015, net income decreased $4.5 million to $1.0 million from $5.5 million for the year ended September 30, 2014, primarily reflecting the forgiveness of debt of $26.1 million in the prior fiscal year, in addition to higher general and administrative expenses, $3.9 million, in the current fiscal year, partially offset by the impairments of $19.6 million in the prior fiscal year.

The following tables detail non-controlling interest for the year ended September 30, 2015:

Discontinued Operations CBC
Balance, beginning of period	$115,000
Non-controlling interest	678,000
Distributions	—

Balance, end of period	$793,000

The non-controlling interests are related to CBC, the Company's discontinued operation. No distributions have been made to CBC.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from our equity investment in Pegasus. Our primary uses of cash include repayments of debt, our purchases of consumer receivable portfolios, interest payments, costs involved in the collections of consumer receivables, taxes and dividends, if approved. In the past, we relied significantly upon our lenders to provide the funds necessary for the purchase of consumer receivables acquired for liquidation.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. As of September 30, 2016, the Company had not used this facility. The loan agreement requires the Company to maintain a minimum cash balance of $10 million, which are included as part of cash and cash equivalents in the accompanying consolidated balance sheets.

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

Personal Injury Claims

On December 28, 2011, we formed a joint venture Pegasus Funding, LLC (“Pegasus”) with Pegasus Legal Funding, LLC (“PLF”). Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties — Asta Funding, Inc. 80% and PLF, 20%. The Company accounts for this investment under the equity method of accounting.

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

Divorce Funding

On May 18, 2012, the Company formed BP Case Management, LLC (“BPCM”), a wholly owned subsidiary of the Company. BPCM entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but had been extended to August 2016. Effective August 14, 2016, the Company extended its revolving line of credit with Balance Point until March 31, 2017, at substantially the same terms as the September 14, 2014 amendment. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

 Cash Flow

As of September 30, 2016, our cash and cash equivalents decreased $3.7 million to $16.3 million, from $20.0 million at September 30, 2015. Although our cash flow remains adequate, we have diversified some of our cash flow into other investments.

Net cash used by operating activities was $9.3 million during the fiscal year ended September 30, 2016, as compared to $22.0 million used in operating activities for the fiscal year ended September 30, 2015. Net cash used in investing activities was $0.5 million during the fiscal year ended September 30, 2016, as compared to $2.7 million during the fiscal year ended September 30, 2015. The change in cash in investing activities is primarily due to lower investments in structured settlements. Net cash provided by financing activities was $5.9 million during the fiscal year ended September 30, 2016, as compared to $18.0 million provided by financing activities in the same 2015 period. The increased use in financing activities for the purchase of treasury stock in the current year period was partially offset by the decrease in net CBC borrowings in the current fiscal year.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, costs involved in the collections of consumer receivables, repayment of CBC debt and investment in consumer receivable portfolios. In addition, dividends could be paid if approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the early stages of the disability advocacy business.

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

Share Repurchase Program

On August 11, 2015, the Board of Directors of the Company (“Board of Directors”) approved the repurchase of up to $15 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Shares Repurchased Plan to March 31, 2016. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved a further extension of the Shares Repurchased Plan to December 31, 2016. On March 22, 2016, a Company shareholder commenced a tender offer for the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan. Through September 30, 2015, the Company had purchased 201,800 shares at a cost of approximately $1,751,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off balance sheet arrangements.

The following table shows the changes in finance receivables, including amounts paid to acquire new portfolios:

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In millions)
Balance at beginning of period	$15.1	$28.6	$64.3	$94.2	$122.7
Acquisitions of finance receivables, net of buybacks	8.2	2.1	5.1	3.3	2.5
Cash collections from customers applied to principal(1)	(9.7)	(15.5)	(20.8)	(22.2)	(29.1)
Cash collections represented by account sales applied to principal(1)	—	(0.1)	(0.1)	—	(0.1)
Impairments/Portfolio write down	(0.2)	—	(19.9)	(11.0)	(1.8)

Balance at end of period	$13.4	$15.1	$28.6	$64.3	$94.2

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

Schedule of Cost Recovery Portfolios

	September 30, 2016	September 30, 2015	September 30, 2014
		(In millions)
Original Purchase Price (at period end)	$1,264.9	$1,256.7	$1,254.6
Cumulative Aggregate Managed Portfolios (at period end)	32,628.2	32,465.3	32,437.3
Receivable Carrying Value (at period end)	14.3	15.1	28.6
Finance Income Earned (for the respective period)	18.9	20.6	19.6
Total Cash Flows (for the respective period)	29.0	36.7	40.2

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

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Given the changes in the Company's business, management is continuing to assess this new standard and the impact it will have on accounting for its revenues.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its consolidated financial statements.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended September 30, 2016, 2015 and 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (restated)

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

The Company sold CBC on December 31, 2017, and presents the entity as a discontinued operation in its consolidated financial statements.

Item 8.	Financial Statements And Supplementary Data. (restated)

The Financial Statements of the Company, the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon required by this item begin on page F-1 of this Amendment located immediately preceding the signature page, and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures. (restated)

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Amendment, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, 2015 and 2014. Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016, 2015 and 2014 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with this Amendment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted a re-assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016, 2015 and 2014. In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016, 2015 and 2014 due to the material weaknesses identified below.

Mazars USA LLP, our independent registered public accounting firm for the fiscal years ended September 30, 2016, 2015 and 2014, has issued an audit report with respect to our internal control over financial reporting which included an adverse opinion. This audit report appears in this Amendment.

(e) Management Identified Material Weaknesses In Internal Control Over Financial Reporting

Management identified material weaknesses resulting from the lack of timely and effective review of the Company’s period-end closing process. Specifically, management concluded that the material weakness relates to the Company not having adequate personnel and resources in place to perform a timely and effective review of our period-end closing process. Additionally, management identified material weaknesses resulting from the following:

1.             The Company lacked a process to review key inputs into the period end valuation using underlying benchmark interest rates in determining fair value of the Company’s structured settlements.  The material weakness was first reported by the Company in its Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended December 31, 2016, which was filed with the SEC on May 26, 2017, and was also identified as a material weakness in connection with the preparation of this Amendment.

Planned Remedial Actions:

●

Since the original determination regarding this material weakness, the Company retained and intends to continue to retain third-party specialists to perform independent valuations of its assets and liabilities, when warranted, particularly with respect to, those assets and liabilities which involve specific complex or intricate valuation techniques, and/or are outside the Company's traditional business model.

●

The Company plans on hiring additional personnel with financial reporting experience to supplement its existing accounting/finance department. Additionally, management will develop and train accounting/finance personnel in the use of formalized checklists, to identify key inputs associated with period end valuations.

2.             The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with concentrations, foreign transactions, significant entities and related party transactions.  The material weaknesses related to financial reporting disclosures associated with significant and related party transactions at the subsidiary level, were first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on May 26, 2017, and was also identified as a material weakness in connection with the preparation of this Amendment.

Planned Remedial Actions:

●

The Company has retained and intends to continue to retain the services of outside consultants, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel.

●

The Company plans to develop policies, procedures, and controls for the specific areas identified in this material weakness. The Company will also hire additional accounting and finance personnel with significant accounting and SEC reporting experience to join its finance team to ensure consistent application of these accounting principles and adherence to the Company’s newly adopted policies, procedures, and controls. The Company plans to review the current financial controls to assess if additional management review controls are necessary and work with all finance personnel to establish the appropriate documentation criteria for the existing controls including evidence of review, timeliness and variance thresholds.

●

The Company plans to have the Disclosure Committee, which now meets on a quarterly basis, meet more frequently throughout the year to assure that our SEC filings and other public disclosures are complete, accurate, and otherwise comply with applicable accounting principles and regulations. The Company’s Disclosure Committee reports to our Chief Executive Officer with oversight provided by our Audit Committee, and includes individuals knowledgeable about, among other things, SEC rules and regulations, financial reporting, and internal control matters. The Company will also document a formal disclosure policy and procedures to govern the work of the Disclosure Committee.

●

Since the original determination regarding the material weakness associated with significant and related party transactions at the subsidiary level, the Company has installed contract management software to manage all of its contracts and associated obligations under those contracts. Management from each department has been trained on the software, and all contracts require approvals of designated managers and the accounting department prior to execution. All contracts are reviewed by accounting personnel with requisite experience in identifying complex accounting transactional and disclosure issues,

3.           The Company did not maintain effective internal controls over regulatory compliance; specifically the Company did not have an effective whistleblower hotline or a formalized Foreign Corrupt Practices Act Policy.

Planned Remedial Actions:

●

In 2018, the Company implemented a whistleblower hotline it believes will be effective. Management will develop a formalized plan to test the independent system on a regular basis to ensure regulatory compliance.

●	The Company will formalize its Foreign Corrupt Practices Act Policy, and will ensure all employees are trained on, and adhere to the policy.

4.        The Company lacks a formal policy to assess the adequacy of the design and operating effectiveness of controls related to certain of the Company’s subsidiaries, third party service providers and third party advocates.

Planned Remedial Actions:

The Company will increase the frequency of onsite inspections of third party servicers and advocates throughout the year, utilizing existing accounting/finance personnel familiar with the specific accounting processes involved at each location. The Company will provide training to accounting personnel at subsidiary locations, and will develop detailed checklist and processes that can be used, and reviewed by management during period ends. Additionally, management will routinely visit subsidiary locations to ensure that the processes and guidelines developed are being strictly adhered to.

 5.        The Company did not maintain effective internal controls over accounting for complex transactions specifically associated with equity method investment.

Planned Remedial Actions:

●

The Company plans to develop policies, procedures, and controls to ensure the proper accounting for complex technical issues are identified, researched and brought to management's attention. The Company will also ensure that the appropriate personnel are appropriately trained on new and existing accounting pronouncements, Company policies, procedures, and controls.

6.        The Company did not maintain effective internal controls over accounting for foreign transactions specifically associated with accounting for transaction and translation adjustments, unallocated payments and cutoff.

Planned Remedial Actions:

●

The Company plans to develop and implement improved policies, procedures, processes and controls, as well as, conduct trainings to ensure the proper accounting for foreign currency matters in accordance with ASC 830, Foreign Currency Matters .

●

The Company plans to utilize an accounting system to ensure that all transactions are systematically re-measured and translated at the applicable foreign currency exchange rate and the associated gain or loss is appropriately recognized in earnings.

●

The Company plans to appropriately reconcile the AOCI account in a timely manner to ensure that the proper amounts for foreign currency transactions are being recorded in the Company's financial statements.

(f) Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting to determine whether any changes occurring during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited Asta Funding, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of September 30, 2016, 2015 and 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(1)  The Company lacked a process to review key inputs into the period end valuation using underlying benchmark interest rates in determining fair value of the Company’s structured settlements.

(2)  The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with concentrations, foreign transactions, significant entities and related party transactions.

(3)  The Company did not maintain effective internal controls over regulatory compliance; specifically, the Company did not have an effective whistleblower hotline or a formalized Foreign Corrupt Practices Act Policy.

(4)  The Company lacked a formal policy to assess the adequacy of the design and operating effectiveness of controls related to certain of the Company’s subsidiaries, third party service providers and third-party advocates.

(5)  The Company did not maintain effective internal controls over accounting for complex transactions specifically associated with equity method investment.

(6)  The Company did not maintain effective internal controls over accounting for foreign transactions specifically associated with accounting for transaction and translation adjustments, unallocated payments and cutoff.

The above material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the Company’s consolidated financial statements as of September 30, 2016 and 2015 and for each of the three years in the three-year period ended September 30, 2016, and this report does not affect our report dated September 17, 2018, on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2016, 2015 and 2014, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2016, 2015 and 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the three-year period ended September 30, 2016, and our report dated September 17, 2018, expressed an unqualified opinion on those consolidated financial statements.

/s/ Mazars USA LLP

Edison, New Jersey

September 17, 2018

Item 9B.	Other Information.

None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules. (restated)

(a) The following documents are filed or furnished as part of this Amendment:

Exhibit Number
2.1#

Membership Interest Purchase Agreement, dated December 31, 2013, by and among CBC Settlement Funding, LLC, CBC Management Services Group, LLC, Asta Funding, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 7, 2014).

2.2

Securities Purchase Agreement, dated December 13, 2017, by and between Asta Funding, Inc., and CBC Holdings LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

2.3

Membership Interest Purchase Agreement, dated January 12, 2018, by and between ASFI Pegasus Holdings, LLC and Pegasus Legal Funding, LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 18, 2018).

2.4

Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).
3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).
3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).
3.4	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).
4.1

Rights Agreement, dated August 23, 2012, by and between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC (incorporated by reference to Exhibit 4.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

10.1+	Asta Funding, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.10 to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).
10.2+	Asta Funding, Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed March 3, 2006).
10.3+

Asta Funding, Inc. 2012 Stock Option and Performance Award Plan (incorporated by reference to Appendix A to Asta Funding, Inc.’s Definitive Proxy Statement filed February 17, 2012 for the March 21, 2012 Annual Meeting of Stockholders).

10.4	Form of Subordination and Intercreditor Agreement (incorporated by reference to Exhibit 10.26 to Asta Funding, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008).
10.5

Amended and Restated Management Agreement, dated January 16, 2009, by and between Palisades Collection, L.L.C. and the other party thereto (incorporated by reference to Exhibit 10.27 to Asta Funding, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.6

Amended and Restated Master Servicing Agreement, dated January 16, 2009, by and between Palisades Collection, L.L.C. and the other party thereto (incorporated by reference to Exhibit 10.28 to Asta Funding, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008).

Exhibit Number
10.7

First Amendment to Amended and Restated Master Servicing Agreement, by and among Palisades Collection and the other parties thereto (incorporated by reference to Exhibit 10.29 to Asta Funding, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.8

Indemnification Agreement, by and among Asta Funding, Inc., GMS Family Investors LLC and Judith R. Feder (incorporated by reference to Exhibit 10.32 to Asta Funding, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009).

10.9

Settlement Agreement and Omnibus Amendment, dated August 7, 2013, by and among Asta Funding, Inc., Palisades Acquisition XVI, LLC, Palisades Collection, L.L.C., Palisades Acquisition XV, LLC, BMO Capital Markets Corp., Fairway Finance Company, LLC and Bank of Montreal (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 9, 2013).

10.10

Revolving Credit Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 4, 2012).

10.11

Security Agreement, dated December 28, 2011, by and between Pegasus Funding, LLC and Fund Pegasus, LLC (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 4, 2012).

10.12

Secured Revolving Credit Note, dated December 28, 2011, by Pegasus Funding, LLC in favor of Fund Pegasus, LLC (incorporated by reference to Exhibit 10.3 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 4, 2012).

10.13	Limited Liability Company Operating Agreement of Pegasus Funding, LLC (incorporated by reference to Exhibit 10.4 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 4, 2012).
10.14#	Amended and Restated Operating Agreement of CBC Settlement Funding, LLC (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 7, 2014).
10.15*	Consulting Agreement, dated September 17, 2015, by and between Asta Funding, Inc. and A. L. Piccolo & Co., Inc.
10.16

Lease Agreement, dated October 27, 2015, by and between ESL 200, LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed October 29, 2015).

10.17

First Amendment to Loan Documents, dated March 30, 2016, by and among Asta Funding, Inc., Palisades Collection, L.L.C. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed March 31, 2016).

10.18

Loan Agreement, dated May 2, 2014, by and among Asta Funding, Inc., Palisades Collection, L.L.C. and Bank Hapoalim B.M., dated May 2, 2014 (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 8, 2014).

10.19

Security Agreement, dated May 2, 2014, by among Asta Funding, Inc., Palisades Collection, L.L.C., and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 8, 2014).

10.20

Mutual Confidentiality Agreement, dated May 25, 2016, by and between Asta Funding, Inc. and Mangrove Partners (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 26, 2016).

10.21

Employment Agreement, dated March 15, 2016, by and between Asta Funding, Inc. and Bruce Foster (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed March 15, 2016).

21.1*	Subsidiaries of Asta Funding, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number
31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
+	Indicates management contract or compensatory plan.
#	Indicates schedules have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. Asta Funding Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

As described in Note A – Restatement of Previously Reported Consolidated Financial Statements, the Company restated its consolidated financial statements as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the three-year period ended September 30, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, 2015 and 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 17, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Mazars USA LLP

Edison, New Jersey

September 17, 2018

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2016	2015
	(As restated)	(As restated)
ASSETS
Cash and cash equivalents	$16,282,000	$19,947,000
Available-for-sale investments	56,763,000	59,727,000
Consumer receivables acquired for liquidation (at net realizable value)	13,427,000	15,057,000
Other investments	3,590,000	4,239,000
Due from third party collection agencies and attorneys	1,050,000	1,347,000
Prepaid and income taxes receivable	714,000	7,595,000
Furniture and equipment (net of accumulated depreciation of $1,662,000 at September 30, 2016 and $4,816,000 at September 30, 2015)	196,000	426,000
Equity method investment	48,582,000	40,751,000
Deferred income taxes	14,903,000	13,001,000
Goodwill	1,410,000	1,410,000
Other assets	6,585,000	6,803,000
Assets related to discontinued operations	91,506,000	70,023,000

Total assets	$255,008,000	$240,326,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$3,987,000	$2,375,000
Liabilities related to discontinued operations	69,238,000	54,544,000

Total liabilities	73,225,000	56,919,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at September 30, 2016 and 13,061,673 at September 30, 2015; and outstanding 11,876,224 at September 30, 2016 and 12,859,873 at September 30, 2015	133,000	131,000
Additional paid-in capital	67,034,000	65,049,000
Retained earnings	126,738,000	119,165,000
Accumulated other comprehensive (loss) income, net of income taxes	803,000	20,000
Treasury stock (at cost), 1,460,284 shares at September 30, 2016 and 201,800 shares at September 30, 2015	(12,925,000)	(1,751,000)
Non-controlling interests	—	793,000

Total stockholders’ equity	181,783,000	183,407,000

Total liabilities and stockholders’ equity	$255,008,000	$240,326,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)
Revenues:
Finance income, net	$18,890,000	$20,564,000	$19,604,000
Disability fee income	4,011,000	1,434,000	378,000

Total revenues	22,901,000	21,998,000	19,982,000
Forgiveness of non-recourse debt	—	—	26,101,000
Other income (includes ($63,000), ($155,000), and ($143,000) during the years ended September 30, 2016, 2015 and 2014, respectively, of accumulated other comprehensive income reclassifications for realized net losses on securities).	1,704,000	1,569,000	1,397,000

	24,605,000	23,567,000	47,480,000

Expenses:
General and administrative expenses	29,308,000	24,378,000	20,530,000
Interest expense	—	—	18,000
Impairments of consumer receivables acquired for liquidation	164,000	—	19,591,000
(Earnings) loss from equity method investment	(10,551,000)	54,000	(1,931,000)

	18,921,000	24,432,000	38,208,000

Income (loss) before income tax from continuing operations	5,684,000	(865,000)	9,272,000

Income tax expense (benefit) (includes tax benefit (expense) of $24,000, $62,000 and $59,000 during the years ended September 30, 2016, 2015 and 2014, respectively, of accumulated other comprehensive income reclassifications for realized net (losses) gains on available for sales securities)	1,017,000	(56,000)	4,139,000
Income (loss) from continuing operations	4,667,000	(809,000)	5,133,000

Income (loss) from discontinued operations, net of income taxes	2,906,000	1,776,000	371,000

Net income	$7,573,000	$967,000	$5,504,000

Basic earnings (loss) per common share from continuing operations	$0.39	$(0.06)	$0.39
Basic earnings per common share from discontinued operations	0.24	0.13	0.03
Basic earnings per share	$0.63	$0.07	$0.42

Diluted earnings (loss) per common share from continuing operations	$0.37	$(0.06)	$0.39
Diluted earnings per common share from discontinuing operations	0.24	0.13	0.03
Diluted earnings per share	$0.61	$0.07	$0.42

Weighted average number of common shares outstanding:
Basic	11,996,500	13,044,215	12,981,076
Diluted	12,508,561	13,314,605	13,205,933

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)
Comprehensive income is as follows:
Net income	$7,573,000	$967,000	$5,504,000

Net unrealized securities gain/(loss), net of tax benefit / (expense) of ($528,000), $297,000 and ($597,000), during the years ended September 30, 2016, 2015 and 2014, respectively.	867,000	(254,000)	902,000
Reclassification adjustments for securities sold, net of tax benefit of $25,000, $62,000 and $57,000, during the years ended September 30, 2016, 2015 and 2014, respectively.	(38,000)	(93,000)	(86,000)
Foreign currency translation, net of tax benefit (expense) of $31,000, ($148,000) and ($2,000) during the years ended September 30, 2016, 2015 and 2014, respectively.	(46,000)	222,000	3,000

Other comprehensive income (loss)	783,000	(125,000)	819,000

Total comprehensive income	$8,356,000	$842,000	$6,323,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2016, 2015 and 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$112,694,000	$(674,000)	$(17,805,000)	$—	$173,468,000

Exercise of options	11,600	—	40,000	—	—	—	—	40,000
Stock based compensation expense	—	—	1,822,000	—	—	—		1,822,000
Net income,	—	—	—	5,504,000	—	—		5,504,000
Unrealized gain on marketable securities	—	—	—	—	902,000	—	—	902,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(86,000)	—	—	(86,000)
Retirement of treasury stock	(1,943,738)	(19,000)	(17,786,000)	—	—	17,805,000	—	—
Foreign currency translation, net	—	—	—	—	3,000	—	—	3,000
Non-controlling interest	—	—	—	—	—	—	115,000	115,000

Balance, September 30, 2014, (as restated)	12,985,839	130,000	63,180,000	118,198,000	145,000	—	115,000	181,768,000
Exercise of options	60,834	1,000	476,000	—	—	—	—	477,000
Stock based compensation expense	—	—	1,393,000	—	—	—	—	1,393,000
Restricted stock	15,000	—	—	—	—	—	—	—
Net income	—	—	—	967,000	—	—	—	967,000
Unrealized loss on marketable securities	—	—	—	—	(254,000)	—	—	(254,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(93,000)	—	—	(93,000)
Purchase of treasury stock	—	—	—	—	—	(1,751,000)	—	(1,751,000)
Foreign currency translation, net	—	—	—	—	222,000	—	—	222,000
Non-controlling interest	—	—	—	—	—	—	678,000	678,000

Balance, September 30, 2015, (as restated)	13,061,673	131,000	65,049,000	119,165,000	20,000	(1,751,000)	793,000	183,407,000
Exercise of options	146,531	1,000	1,203,000	—	—	—	—	1,204,000
Stock based compensation expense	—	—	686,000	—	—	—	—	686,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	7,573,000	—	—	—	7,573,000
Unrealized gain on marketable securities	—	—	—	—	867,000	—	—	867,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(38,000)	—	—	(38,000)
Purchase of treasury stock	—	—	—	—	—	(11,174,000)	—	(11,174,000)
Foreign currency translation, net	—	—	—	—	(46,000)	—	—	(46,000)
Purchase of subsidiary shares from non-controlling interest	123,304	1,000	96,000	—	—	—	(793,000)	(696,000)
Balance, September 30, 2016 (as restated)	13,336,508	$133,000	$67,034,000	$126,738,000	$803,000	$(12,925,000)	$—	$181,783,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2016 (as restated)	2015 (as restated)	2014 (as restated)
Cash flows from operating activities:
Income (loss) from continuing operations	$4,667,000	$(809,000)	$5,133,000
Income from discontinued operations	2,906,000	1,776,000	371,000
Net income (loss)	7,573,000	967,000	5,504,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	377,000	319,000	363,000
Deferred income taxes	(1,972,000)	(5,890,000)	356,000
Impairments of consumer receivables acquired for liquidation	164,000	—	19,592,000
Stock based compensation	686,000	1,393,000	1,822,000
Loss on sale of available-for-sale securities	63,000	155,000	143,000
Unrealized gain on other investments	(359,000)	(68,000)	—
Unrealized foreign exchange loss on other investments	8,000	829,000	—
Reserve for loss on investment	1,000,000	—	—
Operating Lease Adjustment	21,000	—	—
Forgiveness of non-recourse debt	—	—	(26,101,000)
(Earnings) loss from equity method investment	(10,551,000)	54,000	(1,931,000)

Changes in:
Prepaid and income taxes receivable	6,398,000	(6,951,000)	852,000
Due from third party collection agencies and attorneys	297,000	132,000	(310,000)
Other assets	(1,582,000)	(2,814,000)	326,000
Other liabilities	1,566,000	902,000	(355,000)
Changes in net assets and liabilities related to discontinued operations	(13,007,000)	(11,021,000)	(7,832,000)

Net cash provided by (used in) operating activities	(9,318,000)	(21,993,000)	(7,571,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(8,162,000)	(2,110,000)	(5,078,000)
Principal collected on consumer receivables acquired for liquidation	9,628,000	15,602,000	21,076,000
Principal collected on consumer receivable accounts represented by account sales	—	2,000	113,000
Purchase of available-for-sale securities	(12,019,000)	(17,843,000)	(20,111,000)
Proceeds from sales of available-for-sale securities	16,302,000	24,178,000	12,560,000
Purchase of other investments	—	(5,000,000)	—
Change in equity method investment	2,720,000	(6,471,000)	4,737,000
Purchase of non-controlling interest	(800,000)	—	—
Capital expenditures	(168,000)	(1,000)	—
Changes in investing activities related to discontinued operations	(8,002,000)	(11,080,000)	(12,122,000)

Net cash used in investing activities	(501,000)	(2,723,000)	1,175,000

Cash flows from financing activities:
Proceeds from exercise of stock options	1,204,000	477,000	40,000
Purchase of treasury stock	(11,174,000)	(1,751,000)	—
Change in restricted cash	—	—	968,000
Repayments of non-recourse debt — Bank of Montreal, net	—	—	(9,659,000)
Changes in financing activities related to discontinued operations	15,824,000	19,316,000	6,432,000

Net cash (used in) provided by financing activities	5,854,000	18,042,000	(2,219,000)
Net decrease in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(3,965,000)	(6,674,000)	(8,615,000)

Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	300,000	474,000	572,000
Net decrease in cash and cash equivalents	(3,665,000)	(6,200,000)	(8,043,000)
Cash and cash equivalents at beginning of year	19,947,000	26,147,000	34,190,000

Cash and cash equivalents at end of year	$16,282,000	$19,947,000	$26,147,000
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,252,000	$2,398,000	$1,004,000
Income taxes	$307,000	$13,060,000	$3,100,000

Supplemental disclosures of non-cash investing and financing activities:
Continuing Operations:
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$1,000,000	—	—
Retirement of treasury stock	—	—	$17,505,000
Discontinued Operations:
Structured settlements	—	—	$30,436,000
Other debt — CBC	—	—	$23,363,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by Asta Funding, Inc. (the “Company” or “Asta”) with the Securities and Exchange Commission (the “SEC”) on January 18, 2018, effective January 11, 2018, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Audit Committee of the Board, determined that the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014 and the interim periods contained therein (collectively, the “Non-Reliance Periods”), could no longer be relied upon. As a result, the Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to restate and amend the Company’s original Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Original Form 10-K”) .

The Board’s decision to restate the Company’s financial statements for the Non-Reliance Periods stems from the re-evaluation of the Company's historical conclusions to consolidate Pegasus Funding, LLC (“Pegasus Matter”). Management has determined that the Company lacked the requisite control to consolidate Pegasus during the Non-Reliance Periods. As such, the Company should have reported its investment in Pegasus under the equity method in accordance with accounting principles generally accepted in the United States (“US GAAP”). In connection with this evaluation, the Company determined that it had not previously accounted for foreign currency gains/losses on intercompany balances and other transactions in accordance with US GAAP. The Company has since then expanded its review of its accounting practices and has identified additional transactions not accounted for in accordance with US GAAP. This Note A to the consolidated financial statements discloses the nature of the restatement matters and their impact on the consolidated financial statements for each of the years ended September 30, 2016, 2015 and 2014. Restated unaudited quarterly financial data for the interim periods in fiscal years 2016, 2015 and 2014 is presented in the “Quarterly Results (Unaudited)” in Note S - Summarized Quarterly Data and is, collectively with the restated annual information, referred to as the Restatement.

The “As Reported” amounts in the tables below represent the amounts reported in the Original Form 10-K, filed with the SEC on December 14, 2016, adjusted in its presentation for the discontinued operations of the Company's wholly-owned subsidiary CBC Settlement Funding, LLC (“CBC”), which was sold on December 13, 2017 (see Note C – Discontinued operations and Note V – Subsequent events).

 The following errors in the Company’s annual financial statements were identified and corrected as part of the Restatement:

1.

In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Periods, the Company has corrected the presentation and has now accounted for its investment in Pegasus under the equity method in accordance with ASC 810 - Consolidation and US GAAP. The correction of the error has resulted in a reduction in total revenues of $20,212,000, $8,482,000 and $7,134,000 for the years ended September 30, 2016, 2015 and 2014, respectively, a reduction in expenses of $7,151,000, $8,425,000 and $4,845,000 for the years ended September 30, 2016, 2015 and 2014, respectively, and a decrease in non-controlling interest of $2,612,000, $11,000 and $458,000 for the years ended September 30, 2016, 2015 and 2014, respectively. This change to the equity method of accounting had no effect on net income during the Non-Reliance Periods. Additionally, there were other corrections made to the Pegasus financial statements which have been included in the adjustment column in the restatement tables, which are included in #6, below.

2.

The Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances, transaction and translation adjustment in accordance with US GAAP. The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under Accounting Standard Codification (ASC) 830 Foreign Currency Matters. The correction to properly apply US GAAP to these foreign currency matters resulted in an increase in revenue and other income of $148,000 for the year ended September 30, 2016, a decrease in other income of $118,000 for the year ended September 30, 2015, a decrease in expenses of $165,000 for the year ended September 30, 2016, and an increase in expenses of $1,667,000 and $186,000 for the years ended September 30, 2015 and 2014, respectively. Income from continuing operations increased by $313,000 for the year ended September 30, 2016, and decreased by $1,780,000 and $186,000 for the years ended September 30, 2015 and 2014, respectively. Net assets decreased by $952,000 as of September 30, 2016, and increased $305,000 as of September 30, 2015. Net liabilities decreased $18,000 as of September 30, 2016 and increased $565,000 in 2015. Accumulated other comprehensive income increased $718,000 and $1,705,000 as of September 30, 2016 and 2015, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

3.

The Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements for the year ended September 30, 2016. Prior to the sale of its structured settlement business in December 2017, the Company purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of previously undisclosed ASC, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822). The Company has revised the fair market of the structured settlements, which resulted in an increase to assets related to discontinued operations of $727,000 as of September 30, 2016, and an increase in income from discontinued operations of $727,000 for the year ended September 30, 2016.

4.

The Company has determined that it had not accounted for certain unallocated payments reported on its consolidated balance sheet properly during the Non-Reliance Periods. The correction of this error resulted in a reduction in finance income of $195,000, $193,000 and $261,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Net assets decreased by $648,000 and $453,000 as of September 30, 2016 and 2015, respectively.

5.

The Company discovered that it did not properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015 with a previously undisclosed related party. The correction of this error resulted in a decrease in income from discontinued operations of $317,000, $56,000 and $69,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Net assets related to discontinued operations increased by $307,000 and $997,000 as of September 30, 2016 and 2015, respectively. Net liabilities increased $756,000 and $1,078,000 as of September 30, 2016 and 2015, respectively.

6.

The Company identified other liabilities that had not been properly accrued in the correct period and/or for improper amounts. The adjustments of these errors were immaterial on an individual basis. The correction of these errors resulted in increased general and administrative expense of $234,000 and $290,000 for the years ended September 30, 2016 and 2014, respectively, and a decrease in general and administrative expenses of $292,000 for the year ended September 30, 2015, as well as an increase in earnings from equity investment of $102,000 and $100,000 for the years ended September 30, 2016 and 2014, respectively, and a decrease in earnings from equity investment of $100,000 for the year ended September 30, 2015. For the year ended September 30, 2015, the correction of this error resulted in a decrease in income from discontinued operations of $40,000. Net liabilities increased $141,000 as of September 30, 2016, and net assets increased $67,000 as of September 30, 2015.

7.

The Company identified other transactions that had been recorded in incorrect accounts and/or for improper amounts. The net corrections of these transactions, which were individually immaterial, resulted an increase in net assets of $33,000 and $45,000 as of September 30, 2016 and 2015, respectively. Net liabilities decreased $11,000 as of September 30, 2016.

8.

Certain of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact was an increase to income taxes of $242,000 for the year ended September 30, 2016, and a reduction in income taxes of $1,120,000 and $254,000 for the years ended September 30, 2015 and 2014, respectively. The net effect of the adjustment in income taxes to discontinued operations was a decrease to income from discontinued operations for $473,000 and $293,000 for the years ended September 30, 2016 and 2015, respectively, and an increase to income from discontinued operations of $52,000 in 2014.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

The nature of the restatement adjustments and the impact of the adjustments to Fiscal 2016 are shown in the following table:

Consolidated Balance Sheet

	September 30, 2016
	As Reported(1)	De-Consolidation of Pegasus (1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$16,829,000	$(539,000)	$(8,000)	(2)(7)	$16,282,000
Available for sale investments (at fair value)	56,764,000	—	(1,000)	(7)	56,763,000
Consumer receivables acquired for liquidation (at net realizable value)	14,320,000	—	(893,000)	(2)(4)	13,427,000
Investment in personal injury claims, net	48,289,000	(48,289,000)	—		—
Other investments, net	3,590,000	—			3,590,000
Due from third party collection agencies and attorneys	1,005,000	—	45,000	(2)(4)	1,050,000
Prepaid and income taxes receivable	880,000	—	(166,000)	(8)	714,000
Furniture and equipment, net	196,000	—	—		196,000
Equity method investment	—	48,481,000	101,000	(6)	48,582,000
Deferred income taxes	15,530,000	—	(627,000)	(2)(8)	14,903,000
Goodwill	1,410,000	—	—		1,410,000
Other assets	6,807,000	(188,000)	(34,000)	(2)(6)	6,585,000
Assets related to discontinued operations	90,428,000	—	1,078,000	(5)(7)	91,506,000
Total assets	$256,048,000	$(535,000)	$(505,000)		$255,008,000
LIABILITIES
Other liabilities	$4,927,000	$(1,180,000)	$240,000	(2)(4)	$3,987,000
Income taxes payable	493,000		(493,000)	(8)	—
Liabilities related to discontinued operations	68,482,000	—	756,000	(5)(6)	69,238,000
Total liabilities	73,902,000	(1,180,000)	503,000		73,225,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at September 30, 2016; and outstanding 11,876,224 at September 30, 2016	133,000	—	—		133,000
Additional paid-in capital	67,026,000	—	8,000	(6)	67,034,000
Retained earnings	128,471,000	—	(1,733,000)	(2)(3)(4)(5)(6)(7)(8)	126,738,000
Accumulated other comprehensive income (loss)	86,000	—	717,000	(2)	803,000
Treasury stock (at cost) 1,460,284 shares at September 30, 2016	(12,925,000)	—	—		(12,925,000)
Non-controlling interest	(645,000)	645,000	—		—
Total stockholders’ equity	182,146,000	645,000	(1,008,000)		181,783,000
Total liabilities and stockholders’ equity	$256,048,000	$(535,000)	$(505,000)		$255,008,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

The nature of the restatement adjustments and the impact of the adjustments to Fiscal 2015 are shown in the following table:

Consolidated Balance Sheet

	September 30, 2015
	As Reported(1)	De-Consolidation of Pegasus (1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$22,918,000	$(3,016,000)	$45,000	(2)	$19,947,000
Available for sale investments (at fair value)	59,727,000	—			59,727,000
Consumer receivables acquired for liquidation (at net realizable value)	15,608,000	—	(551,000)	(2)(4)	15,057,000
Investment in personal injury claims, net	36,668,000	(36,668,000)	—		—
Other investments, net	4,239,000	—			4,239,000
Due from third party collection agencies and attorneys	1,422,000	—	(75,000)	(4)	1,347,000
Prepaid and income taxes receivable	6,744,000	—	851,000	(8)	7,595,000
Furniture and equipment, net	426,000	—	—		426,000
Equity method investment	—	40,751,000			40,751,000
Deferred income taxes	12,279,000	—	722,000	(8)	13,001,000
Goodwill	1,410,000	—	—		1,410,000
Other assets	6,917,000	108,000	(222,000)	(8)	6,803,000
Assets related to discontinued operations	69,014,000	—	1,009,000	(5)(6)	70,023,000
Total assets	$237,372,000	$1,175,000	$1,779,000		$240,326,000
LIABILITIES
Other liabilities	$2,584,000	$(593,000)	$384,000	(2)(6)	$2,375,000
Liabilities related to discontinued operations	53,468,000	—	1,076,000	(5)	54,544,000
Total liabilities	56,052,000	(593,000)	1,460,000		56,919,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at December 31, 2016 and September 30, 2016; and outstanding 11,876,224 at December 31, 2016 and September 30, 2016	131,000	—	—		131,000
Additional paid-in capital	65,011,000	—	38,000	(6)	65,049,000
Retained earnings	120,611,000	—	(1,446,000)	(2)(3)(4)(5)(6)(7)(8)	119,165,000
Accumulated other comprehensive income (loss)	(1,685,000)	—	1,705,000	(2)	20,000
Treasury stock (at cost) 1,460,284 shares at December 31, 2016 and September 30, 2016	(1,751,000)	—	—		(1,751,000)
Non-controlling interest	(997,000)	1,768,000	22,000	(5)(6)	793,000
Total stockholders’ equity	181,320,000	1,768,000	319,000		183,407,000
Total liabilities and stockholders’ equity	$237,372,000	$1,175,000	$1,779,000		$240,326,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

The nature of the restatement adjustments and the impact of the adjustments to Fiscal 2016 are shown in the following table:

Consolidated Statement of Operations

	As Reported	Pegasus Deconsolidation (1)	Adjustments		As Restated
Revenues:
Finance income, net	$19,056,000	$—	$(166,000)	(2)(4)	$18,890,000
Personal injury claims income	20,212,000	(20,212,000)	—		—
Disability fee income	4,011,000	—	—		4,011,000
Total revenues	43,279,000	(20,212,000)	(166,000)		22,901,000
Forgiveness of non-recourse debt	—	—	—		—
Other income (includes ($63,000) during year ended September 30, 2016 of accumulated other comprehensive income reclassification for realized net (losses) /gains on available for sale securities).	1,585,000	—	119,000	(6)	1,704,000
	44,864,000	(20,212,000)	(47,000)		24,605,000
Expenses:
General and administrative expenses	36,381,000	(7,151,000)	78,000	(2)(6)	29,308,000
Interest expense	9,000	—	(9,000)	(2)	—
Impairments of consumer receivables acquired for liquidation	164,000	—	—		164,000
(Earnings) loss from equity method investment	—	(10,449,000)	(102,000)	(6)	(10,551,000)
	36,554,000	(17,600,000)	(33,000)		18,921,000
Income before tax from continuing operations	8,310,000	(2,612,000)	(14,000)		5,684,000
Income tax expense (benefit)	775,000		242,000	(8)	1,017,000
Income (loss) from continuing operations	7,535,000	(2,612,000)	(256,000)		4,667,000
Income net of tax from discontinued operations	2,937,000	—	(31,000)	(3)(4)(5)(6)(7)(8)	2,906,000
Net income attributable to non-controlling interest	2,612,000	(2,612,000)	—		—
Net income.	$7,860,000	$—	$(287,000)		$7,573,000
Basic earnings per common share:
Continuing Operations	$0.41				$0.39
Discontinued Operations	$0.24				$0.24
	$0.65				$0.63
Diluted earnings per common share:
Continuing Operations	$0.39				$0.37
Discontinued Operations	$0.23				$0.24
	$0.62				$0.61
Weighted-average shares outstanding:
Basic	11,996,500				11,996,500
Diluted	12,508,561				12,508,561

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

 The nature of the restatement adjustments and the impact of the adjustments to Fiscal 2015 are shown in the following table:

Consolidated Statement of Operations

	As Reported	Pegasus Deconsolidation (1)	Adjustments		As Restated
Revenues:
Finance income, net	$20,757,000	$—	$(193,000)	(4)	$20,564,000
Personal injury claims income	8,482,000	(8,482,000)	—		—
Disability fee income	1,434,000	—	—		1,434,000
Total revenues	30,673,000	(8,482,000)	(193,000)		21,998,000
Forgiveness of non-recourse debt	—	—	—		—
Other income (includes ($155,000) during year ended September 30, 2015 of accumulated other comprehensive income reclassification for realized net (losses) /gains on available for sale securities).	1,687,000	—	(118,000)	(6)	1,569,000
	32,360,000	(8,482,000)	(311,000)		23,567,000
Expenses:
General and administrative expenses	31,428,000	(8,425,000)	1,375,000	(2)(6)	24,378,000
(Earnings) loss from equity method investment	—	(46,000)	100,000	(6)	54,000
	31,428,000	(8,471,000)	1,475,000		24,432,000
Income before income taxes from continuing operations	932,000	(11,000)	(1,786,000)		(865,000)
Income tax expense (benefit)	1,064,000		(1,120,000)	(8)	(56,000)
Income (loss) from continuing operations	(132,000)	(11,000)	(666,000)		(809,000)
Income net of tax from discontinued operations	2,159,000	—	(383,000)	(5)(6)(8)	1,776,000
Less net income attributable to non-controlling interest	11,000	(11,000)	—		—
Net income	$2,016,000	$—	$(1,049,000)		$967,000
Basic earnings per common share:
Continuing Operations	$(0.01)				$(0.06)
Discontinued Operations	$0.16				$0.13
	$0.15				$0.07
Diluted earnings per common share:
Continuing Operations	$(0.01)				$(0.06)
Discontinued Operations	$0.16				$0.13
	$0.15				$0.07
Weighted-average shares outstanding:
Basic	13,044,215				13,044,215
Diluted	13,314,605				13,314,605

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

 The nature of the restatement adjustments and the impact of the adjustments to Fiscal 2014 are shown in the following table:

Consolidated Statement of Operations

	As Reported	Pegasus Deconsolidation (1)	Adjustments		As Restated
Revenues:
Finance income, net	$19,865,000	$—	$(261,000)	(4)	$19,604,000
Personal injury claims income	7,134,000	(7,134,000)	—		—
Disability fee income	378,000,	—	—		378,000
Total revenues	27,377,000	(7,134,000)	(261,000)		19,982,000
Forgiveness of non-recourse debt	26,101,000	—	—		26,101,000
Other income (includes ($143,000) during year ended September 30, 2014 of accumulated other comprehensive income reclassification for realized net (losses) /gains on available for sale securities).	1,397,000	—	—		1,397,000
	54,875,000	(7,134,000)	(261,000)		47,480,000
Expenses:
General and administrative expenses	24,831,000	(4,845,000)	544,000	(2)(6)	20,530,000
Interest expense	18,000	—	—		18,000
Impairments of consumer receivables acquired for liquidation	19,591,000	—	—		19,591,000
(Earnings) loss from equity method investment		(1,831,000)	(100,000)	(6)	(1,931,000)
	44,440,000	(6,676,000)	444,000		38,208,000
Income before income taxes from continuing operations	10,435,000	(458,000)	(705,000)		9,272,000
Income tax provision	4,393,000	—	(254,000)	(8)	4,139,000
Income (loss) from continuing operations	6,042,000	(458,000)	(451,000)		5,133,000
Income net of income taxes from discontinuing operations	317,000	—	54,000	(8)	371,000
Less net income attributable to non-controlling interest	458,000	(458,000)	—		—
Net income attributable to Asta Funding, Inc.	$5,901,000	$—	$(397,000)		$5,504,000
Basic earnings per common share:
Continuing Operations	$0.43				$0.39
Discontinued Operations	$0.02				$0.03
	$0.45				$0.42
Diluted earnings per common share:
Continuing Operations	$0.43				$0.39
Discontinued Operations	$0.02				$0.03
	$0.45				$0.42
Weighted-average shares outstanding:
Basic	12,981,076				12,981,076
Diluted	13,205,933				13,205,933

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

Consolidated Statement of Comprehensive Income For the year ended September 30, 2016

	As Reported	Pegasus Deconsolidation	Adjustments	As Restated
Net Income	$7,860,000	$—	$(287,000)	$7,573,000

Net unrealized securities gain/(loss), net of tax expense of $528,000 during the year ended September 30, 2016	868,000	—	(1,000)	867,000
Reclassification adjustments for securities sold, net of tax benefit of $25,000 during the year ended September 30, 2016	(39,000)	—	1,000	(38,000)
Foreign currency translation, net of tax benefit (expense) of $31,000	942,000	—	(988,000)	(46,000)

Other comprehensive income (loss)	1,771,000	—	(988,000)	783,000

Total comprehensive income	$9,631,000	—	$(1,275,000)	$8,356,000

Consolidated Statement of Comprehensive Income For the year ended September 30, 2015

	As Reported	Pegasus Deconsolidation	Adjustments	As Restated
Net Income	$2,016,000	$—	$(1,049,000)	$967,000

Net unrealized securities gain/(loss), net of tax expense of $528,000 during the year ended September 30, 2016	(260,000)	—	6,000	(254,000)
Reclassification adjustments for securities sold, net of tax benefit of $25,000 during the year ended September 30, 2016	(87,000)	—	(6,000)	(93,000)
Foreign currency translation, net of tax benefit (expense) of ($148,000)	(1,480,000)	—	1,702,000	222,000

Other comprehensive income (loss)	(1,827,000)	—	1,702,000	(125,000)

Total comprehensive income	$189,000	—	$653,000	$842,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

Consolidated Statement of Comprehensive Income For the year ended September 30, 2014

	As Reported	Pegasus Deconsolidation	Adjustments	As Restated

Net Income	$5,901,000	$—	$(397,000)	$5,504,000

Net unrealized securities gain/(loss), net of tax expense of $528,000 during the year ended September 30, 2016	900,000	—	2,000	902,000
Reclassification adjustments for securities sold, net of tax benefit of $25,000 during the year ended September 30, 2016	(84,000)	—	(2,000)	(86,000)
Foreign currency translation, net of tax benefit (expense) of ($2,000)	—	—	3,000	3,000

Other comprehensive income (loss)	816,000	—	3,000	819,000

Total comprehensive income	$6,717,000	—	$(394,000)	$6,323,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

 NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flow

	Year Ended September 30, 2016
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Income from continuing operations	$7,535,000	$(2,868,000)	$4,667,000
Income from discontinued operations	2,937,000	(31,000)	2,906,000
Net income	10,472,000	(2,899,000)	7,573,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	497,000	(120,000)	377,000
Deferred income taxes	(3,251,000)	1,279,000	(1,972,000)
Impairments of consumer receivables acquired for liquidation	164,000	—	164,000
Stock based compensation	686,000	—	686,000
Loss on sale of available-for-sale securities	63,000	—	63,000
Unrealized gain on other investments	(359,000)	—	(359,000)
Unrealized foreign exchange loss on other investments	8,000	—	8,000
Reserve for loss on investment	1,000,000	—	1,000,000
Operating Lease Adjustment	21,000	—	21,000
(Earnings) loss from equity method investment	—	(10,551,000)	(10,551,000)
Changes in:
Prepaid and income taxes receivable	5,864,000	534,000	6,398,000
Due from third party collection agencies and attorneys	417,000	(120,000)	297,000
Other assets	(597,000)	(985,000)	(1,582,000)
Income taxes payable	493,000	(493,000)	—
Other liabilities	2,475,000	(909,000)	1,566,000
Changes in net assets and liabilities related to discontinued operations	(13,515,000)	508,000	(13,007,000)

Net cash provided by (used in) operating activities	4,438,000	(13,756,000)	(9,318,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(8,162,000)	—	(8,162,000)
Principal collected on consumer receivables acquired for liquidation	9,286,000	342,000	9,628,000
Purchase of available-for-sale securities	(12,020,000)	1,000	(12,019,000)
Proceeds from sales of available-for-sale securities	16,302,000	—	16,302,000
Increase in equity method investment	—	2,720,000	2,720,000
Purchase of non-controlling interest	(800,000)	—	(800,000)
Investments in personal injury claims — advances	(36,890,000)	36,890,000	—
Investments in personal injury claims — receipts	25,269,000	(25,269,000)	—
Capital expenditures	(175,000)	7,000	(168,000)
Cash flows from investing activities related to discontinued operations:	(8,002,000)	—	(8,002,000)

Net cash used in investing activities	(15,192,000)	14,691,000	(501,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,204,000	—	1,204,000
Purchase of treasury stock	(11,174,000)	—	(11,174,000)
Change in restricted cash	—	—	—
Distributions to non-controlling interest	(1,489,000)	1,489,000	—
Repayments of non-recourse debt — Bank of Montreal, net	—	—	—
Cash flows from financing activities related to discontinued operations:	15,824,000	—	15,824,000

Net cash (used in) provided by financing activities	4,365,000	1,489,000	5,854,000
Net (decrease) increase in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(6,389,000)	2,424,000	(3,965,000)

Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	300,000	-	300,000
Net decrease in cash and cash equivalents	(6,089,000)	2,424,000	(3,665,000)
Cash and cash equivalents at beginning of year	22,918,000	(2,971,000)	19,947,000

Cash and cash equivalents at end of year	$16,829,000	$(547,000)	$16,282,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

 NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flow

	Year Ended September 30, 2015
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$(132,000)	$(677,000)	$(809,000)
Income from discontinued operations	2,159,000	(383,000)	1,776,000
Net income	2,027,000	(1,060,000)	967,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	319,000	—	319,000
Deferred income taxes	(5,343,000)	(547,000)	(5,890,000)
Stock based compensation	1,434,000	(41,000)	1,393,000
Loss on sale of available-for-sale securities	155,000	—	155,000
Unrealized gain on other investments	(68,000)	—	(68,000)
Unrealized foreign exchange loss on other investments	829,000	—	829,000
(Earnings) loss from equity method investment	—	54,000	54,000
Changes in:
Prepaid and income taxes receivable	(6,314,000)	(637,000)	(6,951,000)
Due from third party collection agencies and attorneys	(396,000)	528,000	132,000
Other assets	(2,551,000)	(263,000)	(2,814,000)
Other liabilities	(489,000)	1,391,000	902,000
Changes in net assets and liabilities related to discontinued operations	(11,676,000)	655,000	(11,021,000)

Net cash provided by (used in) operating activities	(22,073,000)	80,000	(21,993,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,110,000)	—	(2,110,000)
Principal collected on consumer receivables acquired for liquidation	15,944,000	(342,000)	15,602,000
Principal collected on consumer receivable accounts represented by account sales	2,000	—	2,000
Purchase of available-for-sale securities	(17,843,000)	—	(17,843,000)
Proceeds from sales of available-for-sale securities	24,178,000	—	24,178,000
Increase in equity method investment	—	(6,471,000)	(6,471,000)
Purchase of other investments	(5,000,000)	—	(5,000,000)
Investments in personal injury claims — advances	(25,077,000)	25,077,000	—
Investments in personal injury claims — receipts	20,761,000	(20,761,000)	—
Capital expenditures	(90,000)	89,000	(1,000)
Cash flows from investing activities related to discontinued operations:	(11,080,000)	—	(11,080,000)

Net cash used in investing activities	(315,000)	(2,408,000)	(2,723,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	476,000	1,000	477,000
Purchase of treasury stock	(1,751,000)	—	(1,751,000)
Change in restricted cash	—	—	—
Distributions to non-controlling interest	(996,000)	996,000	—
Repayments of non-recourse debt — Bank of Montreal, net	—	—	—
Cash flows from financing activities related to discontinued operations:	19,316,000	—	19,316,000

Net cash (used in) provided by financing activities	17,045,000	997,000	18,042,000
Net decrease in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(5,343,000)	(1,331,000)	(6,674,000)

Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	474,000	-	474,000
Net decrease in cash and cash equivalents	(4,869,000)	(1,331,000)	(6,200,000)
Cash and cash equivalents at beginning of year	27,787,000	(1,640,000)	26,147,000

Cash and cash equivalents at end of year	$22,918,000	$(2,971,000)	$19,947,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

 NOTE A — Restatement of Previously Reported Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flow

	Year Ended September 30, 2014
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$6,042,000	$(909,000)	$5,133,000
Income from discontinued operations	317,000	54,000	371,000
Net income	6,359,000	(855,000)	5,504,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	363,000	—	363,000
Deferred income taxes	446,000	(90,000)	356,000
Impairment of consumer receivables acquired for liquidation	19,591,000	1,000	19,592,000
Stock based compensation	1,744,000	78,000	1,822,000
Loss on sale of available-for-sale securities	143,000	—	143,000
Forgiveness of non-recourse debt	(26,101,000)	—	(26,101,000)
(Earnings) loss from equity method investment	—	(1,931,000)	(1,931,000)
Changes in:
Prepaid and income taxes receivable	1,066,000	(214,000)	852,000
Due from third party collection agencies and attorneys	143,000	(453,000)	(310,000)
Other assets	(1,592,000)	1,918,000	326,000
Other liabilities	745,000	(1,100,000)	(355,000)
Changes in net assets and liabilities related to discontinued operations	(6,547,000)	(1,285,000)	(7,832,000)

Net cash provided by (used in) operating activities	(3,640,000)	(3,931,000)	(7,571,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(5,078,000)	—	(5,078,000)
Principal collected on consumer receivables acquired for liquidation	20,271,000	805,000	21,076,000
Principal collected on consumer receivable accounts represented by account sales	26,000	87,000	113,000
Purchase of available-for-sale securities	(20,111,000)	—	(20,111,000)
Proceeds from sales of available-for-sale securities	12,560,000	—	12,560,000
Increase in equity method investment	—	4,737,000	4,737,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—	(5,588,000)
Investments in personal injury claims — advances	(22,218,000)	22,218,000	—
Investments in personal injury claims — receipts	25,624,000	(25,624,000)	—
Cash flows from investing activities related to discontinued operations:	(6,534,000)	—	(6,534,000)

Net cash used in investing activities	(1,048,000)	2,223,000	1,175,000

Cash flows from financing activities:
Proceeds from exercise of stock options	40,000	—	40,000
Change in restricted cash	968,000	—	968,000
Distributions to non-controlling interest	(1,057,000)	1,057,000	—
Repayments of non-recourse debt — Bank of Montreal, net	(9,659,000)	—	(9,659,000)
Cash flows from financing activities related to discontinued operations:	6,432,000	—	6,432,000

Net cash (used in) provided by financing activities	(3,276,000)	1,057,000	(2,219,000)
Net decrease in cash and cash equivalents including cash, cash equivalents classified within assets related to discontinued operations	(7,964,000)	(651,000)	(8,615,000)

Less: net increase in cash and cash equivalents classified within assets related to discontinued operations	572,000	-	572,000
Net decrease in cash and cash equivalents	(7,392,000)	(651,000)	(8,043,000)
Cash and cash equivalents at beginning of year	35,179,000	(989,000)	34,190,000

Cash and cash equivalents at end of year	$27,787,000	$(1,640,000)	$26,147,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE B — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (restated) (continued)

[1] The Company:

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our 50% controlled equity investment in Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

Discontinued Operations

On December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC, its wholly owned subsidiary engaging in structured settlements. As a result of this sale, all prior periods presented in the Company’s consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note C - Discontinued Operations.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE B — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (restated) (continued)

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

Palisades XVI is a variable interest entity (“VIE”). Asta Funding, Inc. is considered the primary beneficiary because it has the power to direct the significant activities of the VIE via its ownership and service contract. Palisades XVI holds the Great Seneca portfolio, a $300 million portfolio purchased in March 2007 (the “Portfolio Purchase”), which, as of September 30, 2016, had a value of $4.2 million. (See Note I —Non-Recourse Debt — Bank of Montreal for additional details).

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

As of September 30, 2016 and 2015, there is $0.5 million and $0.2 million, respectively, of cash in a domestic bank that is classified as restricted. These amounts are included in net assets related to discontinued operations on the Company's consolidated balance sheets. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE B — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (restated) (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE B — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (restated) (continued)

[6] Income recognition, Impairments and Accretable yield adjustments (Continued):

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

[7] Equity method investment

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in voting securities of the investee company. Under the equity method of accounting, an investee company's accounts are not reflected within the Company's consolidated balance sheets and statements of operations, however, the Company's share of the earnings of the investee company is reflected as earnings and loss from equity method investment in the Company's consolidated statement of operations. The Company's carrying value in an equity method investee company is reflected on the Company's consolidated balance sheet, as equity method investment.

Pegasus is the Company's 80% interest in the joint venture, with Pegasus Legal Funding, LLC (“PLF”). Under the joint venture's operating agreement, the Company and PLF each maintain 50% voting rights of the entity. Based on these shared voting rights with PLF, the Company lacks requisite control of Pegasus, and therefore, accounts for its investment in Pegasus under the equity method of accounting.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on the equity method investment for the years ended September 30, 2016, 2015 and 2014.

 [8] Commissions and fees:

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

[9] Furniture and equipment:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE B — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (restated) (continued)

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

[11] Net income per share: (restated)

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

The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)
Income (loss) from continuing operations	$4,667,000	$(809,000)	$5,133,000

Income (loss) from discontinued operations	2,906,000	1,776,000	371,000

Net income	$7,573,000	$967,000	$5,504,000

Basic earnings (loss) per common share from continuing operations	$0.39	$(0.06)	$0.39
Basic earnings per common share from discontinued operations	0.24	0.13	0.03
Basic earnings per share	$0.63	$0.07	$0.42

Diluted earnings (loss) per common share from continuing operations	$0.37	$(0.06)	$0.39
Diluted earnings per common share from discontinuing operations	0.23	0.13	0.03
Diluted earnings per share	$0.60	$0.07	$0.42

Weighted average number of common shares outstanding:
Basic	11,996,500	13,044,215	12,981,076
Dilutive effect of stock options	512,061	270,390	224,857

Diluted	12,508,561	13,314,605	13,205,933

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE B — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (restated) (continued)

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

[14] Impact of Recently Issued Accounting Standards:

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers,” that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Given the changes in the Company's business, management is continuing to assess this new standard and the impact it will have on accounting for its revenues.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE B — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (restated) (continued)

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

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its consolidated financial statements.

[15] Foreign Currency Translation

Most of the Company's operations use their local currency as their functional currency. Financial statements of subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying consolidated statements of operations.

NOTE C — DISCONTINUED OPERATIONS

Principles of consolidation:

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CBC Holdings LLC, a Delaware limited liability company and an unrelated party (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC, its wholly owned subsidiary engaging in structured settlements, for an aggregate purchase price of approximately $10.5 million. Of the aggregate purchase price, approximately $4.49 million was paid in cash, and $5.75 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC.

As a result of this sale, all prior periods presented in the Company's consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

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

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE C — DISCONTINUED OPERATIONS (continued):

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at a fair market value of $8.11 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued as part of the transaction. These shares are subject to a one year lock-up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period (see Note N – Stock Based Compensation).

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms (see Note L – Commitments and Contingencies).

The carrying amounts of assets and liabilities of the discontinued operations are as follows:

	September 30,
	2016	2015
	(As restated)	(As restated)
ASSETS
Cash and cash equivalents	$1,198,000	$1,188,000
Restricted cash	499,000	209,000
Structured Settlements	86,091,000	64,636,000
Furniture and equipment (net of accumulated depreciation of $96,000 at September 30, 2016 and $82,000 at September 30, 2015)	47,000	54,000
Goodwill	1,405,000	1,405,000
Other assets	2,266,000	2,531,000

Total assets related to discontinued operations	$91,506,000	$70,023,000

LIABILITIES AND MEMBERS’ EQUITY
Other Debt - CBC	$67,435,000	$51,611,000
Other liabilities	1,803,000	2,933,000

Total liabilities related to discontinued operations	$69,238,000	$54,544,000

The line items constituting earnings from discontinued operations consist of the following:

	Year Ended September 30,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)
Revenue	$14,446,000	$11,817,000	$5,209,000
General and administrative expenses	5,623,000	5,618,000	3,359,000
Operating profit	8,823,000	6,199,000	1,850,000
Interest expense	3,214,000	2,396,000	1,243,000
Income before income taxes	5,609,000	3,803,000	607,000
Income taxes	2,599,000	1,349,000	166,000
Net income before non-controlling interest	3,010,000	2,454,000	441,000
Non-controlling interest	104,000	678,000	70,000
Net income from discontinued operations	$2,906,000	$1,776,000	$371,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE C — DISCONTINUED OPERATIONS (continued):

Structured settlements consist of the following as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Maturity(1)(2)	$133,059,000	$99,135,000
Unearned income	(46,968,000)	(34,499,000)

Net carrying value	$86,091,000	$64,636,000

(1)	The maturity value represents the aggregate unpaid principal balance at September 30, 2016 and 2015.
(2)	There are no amounts of structured settlements that are past due, or in non-accrual status at September 30, 2016 and 2015.

Encumbrances on structured settlements as of September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	$1,862,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	4,242,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	3,987,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	18,979,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 30, 2034 (3)	14,507,000	15,361,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	13,705,000	—
$25,000,000 revolving line of credit (3)	10,153,000	4,623,000

Encumbered structured settlements	67,435,000	51,611,000
Structured settlements not encumbered	18,656,000	13,025,000

Total structured settlements	$86,091,000	$64,636,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE C — DISCONTINUED OPERATIONS (continued)

At September 30, 2016, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017	$9,295,000
September 30, 2018	8,093,000
September 30, 2019	8,122,000
September 30, 2020	7,538,000
September 30, 2021	8,334,000
Thereafter	91,677,000
Total	$133,059,000

The Company assumed $25.9 million of debt related to the CBC acquisition on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%.   On July 8, 2016, CBC issued, through its subsidiary, BBR VI, approximately $14.8 million of fixed rate asset-backed notes with a yield of 4.85%.

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

	Interest Rate	September 30, 2016	September 30, 2015
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,862,000	$2,270,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,242,000	4,713,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,987,000	4,497,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	18,979,000	20,147,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	14,507,000	15,361,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,705,000	–

Subtotal notes payable		57,282,000	46,988,000
$25,000,000 revolving line of credit expiring on March 1, 2017	4.1%	10,153,000	4,623,000

Total debt — CBC		$67,435,000	$51,611,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE D — AVAILABLE - FOR -SALE INVESTMENTS

Mutual funds investments classified as available-for-sale at September 30, 2016 and 2015 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2016	$55,724,000	$1,088,000	$(49,000)	$56,763,000
2015	$60,069,000	$98,000	$(440,000)	$59,727,000

The available-for-sale investments did not have any contractual maturities. The Company sold three investments during the year ended September 30, 2016, with an aggregate realized loss of $63,000. Additionally, the Company received $92,000 in capital gains distributions during fiscal year 2016. The Company sold four investments during the year ended September 30, 2015, with an aggregate realized loss of $155,000. Additionally, the Company received $234,000 in capital gains distributions during fiscal year 2015. The Company sold five investments in fiscal year 2014, resulting in an aggregate realized loss of approximately $143,000 and received $186,000 in capital gains distributions. The realized gains and losses are all included as part of other income.

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

NOTE E — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (restated)

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

The Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE E — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (restated) (continued)

pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received.

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

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Year Ended September 30,
	2016	2015
Balance, beginning of period	$15,057,000	$28,551,000
Acquisitions of receivable portfolio	8,207,000	2,110,000
Net cash collections from collection of consumer receivables acquired for liquidation	(28,756,000)	(34,664,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(84,000)	(79,000)
Impairment	(166,000)	—
Effect of foreign currency translation	279,000	(1,426,000)
Finance income recognized	18,890,000	20,565,000

Balance, end of period	$13,427,000	$15,057,000

Finance income as a percentage of collections	65.5%	59.19%

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

	For the Years Ended September 30,
	2016	2015	2014
Gross collections(1)	$49,002,000	$59,198,000	$68,545,000
Less: commissions and fees(2)	20,162,000	24,456,000	27,910,000

Net collections	$28,840,000	$34,742,000	$40,635,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE F — LITIGATION FUNDING

Equity Method Investment (restated)

Equity method investments as of September 30, 2016 and September 30, 2015 are as follows:

	September 30, 2016		September 30, 2015
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pegasus Funding, LLC	$48,582,000	80%	$40,751,000	80%

The carrying value of the Company's equity investment at September 30, 2016 was $48,582,000, an increase of $7,831,000 over the prior year's carrying value of $40,751,000. The increase in carrying value was attributed to current year equity earnings of $10,551,000, less net distributions of $2,720,000 during fiscal 2016.

The carrying value of the Company's equity investment at September 30, 2015 was $40,751,000, an increase of $6,417,000 over the prior year's carrying value of $34,334,000. The increase in carrying value was attributed to net capital contributions of $6,471,000 during fiscal 2015, less the prior year equity loss of $54,000.

The results of operations and financial position of the Company’s equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	For the year ended September 30,
	2016	2015	2014
Personal injury claims income	$20,339,000	$8,358,000	$7,259,000
Operating expenses	7,151,000	8,425,000	4,846,000
(Loss) income from operations	$13,188,000	$(67,000)	$2,413,000

Company’s equity income (loss) from operations	$10,551,000	$(54,000)	$1,931,000

	Condensed Balance Sheet Information
	September 30, 2016	September 30, 2015
Current assets	$48,828,000	$39,576,000
Non-current assets	188,000	—
Total Assets	$49,016,000	$39,576,000

Current liabilities	$34,404,000	$37,124,000
Non-current liabilities	1,053,000	593,000
Equity	13,559,000	1,859,000
Total Liabilities and Equity	$49,016,000	$39,576,000

On December 28, 2011, the Company entered into a joint venture with PLF in the operating subsidiary of Pegasus. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. The Company, through Pegasus, earned $20.3 million in interest and fees during fiscal year 2016 compared to $8.4 million and $7.3 million during fiscal years 2015 and 2014, respectively. The Company had a net invested balance in personal injury claims of $48.6 million and $40.8 million on September 30, 2016 and 2015, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE F — LITIGATION FUNDING (continued)

Equity Method Investment (restated)(continued)

Pegasus records reserves for bad debts, which, at September 30, 2016 and 2015 amounted to $8.5 million, and $5.5 million, respectively, as follows:

	For the Years Ended September 30,
	2016	2015
Balance at beginning of period	$5,459,000	$2,474,000
Provisions for losses	3,785,000	3,789,000
Write offs	(702,000)	(804,000)

Balance at end of period	$8,542,000	$5,459,000

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. The Company and PLF have decided not to renew the Pegasus joint venture that, by its terms, terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the liquidation of the existing Pegasus portfolio (the “Portfolio”). See Note V – Subsequent Events.

The difference in the Company’s carrying value of the equity investment of $48.6 million, and the Company’s share of the net assets of $45.3 million, which includes a payable due to the Company from Pegasus of $34.4 million, is due to disproportionate distributions from Pegasus to the minority shareholders.

NOTE G — MATRIMONIAL CLAIMS

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

NOTE H — FURNITURE AND EQUIPMENT (restated)

Furniture and equipment as of September 30, 2016 and 2015 consist of the following:

	2016	2015
Furniture	$273,000	$311,000
Equipment	235,000	3,622,000
Software	1,350,000	1,210,000
Leasehold improvements	—	99,000

	1,858,000	5,242,000
Less accumulated depreciation and amortization	1,662,000	4,816,000

	$196,000	$426,000

Depreciation expense for the years ended September 30, 2016, 2015 and 2014 aggregated $377,000, $319,000, and $361,000, respectively.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has not borrowed against the facility and no amounts were outstanding as of September 30, 2016. The loan agreement requires the Company to maintain a minimum cash balance of $10 million, which are included as part of cash and cash equivalents in the accompanying consolidated balance sheets.

NOTE J — OTHER LIABILITIES (restated)

Other liabilities as of September 30, 2016 and 2015 are as follows:

	2016	2015
Accounts payable and accrued expenses	$1,638,000	$2,375,000
Lawsuit reserve (see Note L – Commitments and Contingencies – Legal Matters)	2,345,000	—
Other	4,000	—

Total other liabilities	$3,987,000	$2,375,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

 NOTE K — INCOME TAXES (restated)

The components of the provision for income taxes for the years ended September 30, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Current:
Federal	$5,385,000	$6,686,000	$3,951,000
State	645,000	—	—
Interest on IRS payment	9,000	624,000	—

	6,039,000	7,310,000	3,951,000

Deferred:
Federal	(3,256,000)	(8,154,000)	(1,732,000)
State	833,000	2,137,000	2,086,000

	(2,423,000)	(6,017,000)	354,000

Sub-total	3,616,000	1,293,000	4,305,000

Less: tax on discontinued operations	2,599,000	1,349,000	166,000

Provision for income taxes	$1,017,000	$(56,000)	$4,139,000

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2016, 2015 and 2014 as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	34.0%	34.0%
State income tax, net of federal benefit	8.6	22.4	11.1
State tax rate change	(21.4)	—	9.2
Permanent difference in municipal interest	(6.9)	37.1	(3.9)
Permanent difference other	3.1	(26.5)	0.2
IRS interest	—	(172.7)	—
Federal prior year provision to return difference	(1.7)	4.6	0.2

Change in tax law	12.5	—	—
Change in valuation allowance	(10.4)	107.6	(6.6)
Other	(0.9)	(0.1)	0.4

Effective income tax rate	17.9%	6.4%	44.6%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

 NOTE K — INCOME TAXES (restated) (continued)

The Company recognized a net deferred tax asset of $14,903,000 and $13,484,000 as of September 30, 2016 and 2015, respectively. The components are as follows:

	September 30, 2016	September 30, 2015
Impairments/bad debt reserves	$3,353,000	$1,999,000
Revenue recognition pertaining to the cost over estimated collections method	13,514,000	9,913,000
State tax net operating loss carry forward	7,793,000	7,878,000
Stock based compensation	3,477,000	3,150,000
Unrealized gain on structured settlements	(6,496,000)	(3,488,000)
Foreign currency	515,000	612,000
Depreciation, amortization and other	(129,000)	(302,000)

Deferred income taxes	22,027,000	19,762,000
Deferred tax valuation allowance	(7,124,000)	(6,761,000)

Deferred income taxes	$14,903,000	$13,001,000

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss (“NOL”) carry forwards (from September 30, 2009) is September 30, 2029. The New Jersey NOL carry forward balance as of September 30, 2016 is approximately $73.7 million. In addition, the Company has New York State and City NOL of approximately $16.5 million and $1.0 million as of September 30, 2016, respectively. Included in the Federal current tax provision is the effect of an IRS audit, taking into consideration the adjustment affected in fiscal year 2013 for the tax periods 2009 through 2013, coupled with the Federal tax refund carry back claim resulting from the carry back of the current net operating loss. This current tax provision was offset by a deferred tax provision of the same amount because the IRS adjustment was temporary in nature. There are no federal NOL carry forwards.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement, if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2016. Based on this evaluation, the Company has a deferred tax asset valuation allowance of approximately $7.1 million as of September 30, 2016 as compared to $6.8 million reported on September 30, 2015. Although the carry forward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carry forward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Interest and penalties are presented as a component of income taxes. $9,000 and $624,000 of interest was recognized in the Company’s consolidated financial statements for 2016 and 2015 respectively. On July 16, 2015, the Company made a payment to the IRS of approximately $13 million in anticipation of the conclusion of the examination by the IRS and in accordance with the notice of proposed adjustment, for the fiscal years September 30, 2009 through September 30, 2013. The adjustment was the result of a change in the accounting method for income tax purposes. Apart from the change in accounting method for income tax purposes, there were no other material disallowances or adjustments to other items of income,

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

 NOTE K — INCOME TAXES (restated) (continued)

deductions, and credits to the tax returns under examination. The payment does not include approximately $633,000 of interest related to the tax year of the IRS adjustment, September 30, 2013, which has been accrued as of July 15, 2015, classified in the income tax line of the statements of income. As a result of the IRS examination, the Company has amended its federal tax return for the fiscal year ended September 30, 2014, to reflect the new accounting method for tax purposes, and the state tax returns for the audit periods covered. There is no state and local tax liability as a result of the federal tax examination; however, the New Jersey state NOL was adjusted to reflect the current year and revised previous years’ results. On December 1, 2015, the Company received notification that the Congressional Joint Committee on Taxation completed its consideration on the income tax returns and took no exception to the conclusions reached by the IRS.

The tax returns for the 2014, 2015 and 2016 fiscal years are subject to examination. The Company does not have any uncertain tax positions.

NOTE L — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas, (iii) New York, New York. The leases are operating leases, and the Company incurred related rent expense in the amounts of $936,000, $967,000 and $617,000 during the years ended September 30, 2016, 2015 and 2014, respectively. The future minimum lease payments are as follows:

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

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms. The new agreements provide each of the two CBC principals with a base salary of $250,000. Other terms remain unchanged from the original agreement, including:

●	Sixty day notification required by either party to terminate the employment agreement; and

●	Standard non-compete clause during the term of the employment agreement and for two years thereafter. See Note D—Discontinued Operations.

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

NOTE M — CONCENTRATIONS (restated)

At September 30, 2016, approximately 14% of the Company’s portfolio face value was serviced by three collection organizations. The Company has servicing agreements in place with these three collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the three collection organizations represent only 14% of the Company’s portfolio face value, it does represent approximately 84% of the Company’s portfolio face value at all third party collection agencies and attorneys. Primarily, as a result of the inventory of a major servicer being reassigned to in-house collections in March 2016, the percentage of total face value inventory represented by third party collection agencies and attorneys plummeted from approximately 41% of the total at September 30, 2015 to approximately 17% at September 30, 2016. At September 30, 2016, approximately 10% of the Company’s portfolio face value consisted of portfolios outside the United States.

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. As of September 30, 2016, the Company has granted 484,200 options and 245,625 shares of restricted stock since inception of the 2012 Plan. Additionally, 59,068 options have been cancelled during that time period, leaving 1,329,243 shares available as of September 30, 2016. As of September 30, 2016, approximately 120 of the Company’s employees were eligible to participate in the 2012 Plan.

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

The 2002 Plan authorizes the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

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

The Company recognized $558,000, $1,022,000 and $1,496,000 of compensation expense related to stock options, for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016, there was $163,000 of unrecognized compensation cost related to unvested stock options. The weighted average remaining period over which such costs are expected to be recognized is 1.2 years.

The intrinsic value of the outstanding and exercisable options as of September 30, 2016 was approximately $2,199,000 and $1,925,000 respectively. The intrinsic value of the options exercised during fiscal years 2016 and 2015 was approximately $338,000 and $76,000, respectively. The fair value of the options exercised during the fiscal years ended September 30, 2016 and 2015 was approximately $918,000 and $379,000, respectively. The proceeds from the exercise of stock options during the fiscal years ended September 30, 2016 and 2015 were approximately $1,205,000 and $476,000, respectively. The weighted average remaining contractual life of exercisable options as of September 30, 2016 is 5.0 years. The fair value of the stock options that vested during the 2016 and 2015 fiscal years was approximately $1,359,000 and $3,201,000, respectively. The fair value of options granted during the fiscal years ended September 30, 2016 and 2015 was approximately $532,000 and $298,000, respectively.

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

The Company recognized an aggregate total of $686,000, $1,393,000 and $1,822,000 in compensation expense for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, for the stock options and restricted stock grants. As of September 30, 2016, there was a total of $230,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

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

On August 11, 2015, the Board of Directors approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE O — STOCKHOLDERS’ EQUITY (continued)

to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Plan to December 31, 2016 and reset the maximum to $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan.

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

NOTE Q — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (restated)

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2016		September 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents (Level 1)	$16,282,000	$16,282,000	$19,947,000	$19,947,000
Available-for-sale investments (Level 1)	56,763,000	56,763,000	59,727,000	59,727,000
Consumer receivables acquired for liquidation (Level 3)	13,427,000	47,233,000	15,057,000	31,339,000
Structured settlements (Level 3) (2)	86,091,000	86,091,000	64,635,000	64,635,000
Other investments(1)	3,590,000	3,590,000	4,239,000	4,239,000
Financial liabilities
Other debt — CBC, revolving line of credit (Level 3) (2)	10,154,000	10,154,000	4,623,000	4,623,000
Other debt — CBC, non-recourse notes payable with varying installments (Level 3) (2)	57,281,000	57,281,000	46,988,000	46,988,000

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

(2)	Classified as discontinued operations on the consolidated balance sheet.

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE Q — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (restated) (continued)

Disclosures about Fair Value of Financial Instruments (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE Q — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (continued)

Fair Value Hierarchy (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of September 30, 2016:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$86,091,000	Discounted cash flow	Discount rate	4.85%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2016 were as follows:

Balance at September 30, 2015	$64,635,000
Total gains included in earnings	8,040,000
Purchases	15,962,000
Sales	—
Interest accreted	5,414,000
Payments received	(7,960,000)

Total	$86,091,000

The amount of total gains for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets held at September 30, 2016, and recorded as income (loss) from discontinued operations on the Company’s consolidated statement of operations.	$8,040,000

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the year ended September 30, 2016 are reported in the following revenue categories, within income (loss) from discontinued operations:

Total gains (losses) included in earnings in fiscal year 2016	$8,040,000

Change in unrealized gains (losses) relating to assets still held at September 30, 2016	$8,040,000

NOTE R — RELATED PARTY TRANSACTIONS (restated)

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

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, receives a fee from Pegasus which is calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expires December 28, 2016, and, thereafter, by PLF and its affiliates.  For fiscal years ended September 30, 2016, 2015and 2014,

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE R — RELATED PARTY TRANSACTIONS (restated) (continued)

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

In June 2015, CBC entered into an asset purchase agreement with Fortress Funding, LLC (“Fortress”) to acquire an interest in certain tangible and intangible assets of Fortress, which included customer lists, equipment and other intellectual property. In consideration for these assets CBC agreed to pay Fortress $0.5 million, as well as up to an additional $1.2 million based on conversion of customers from the acquired lists obtained in the transaction. Fortress is owned by Michelle Silverman, the wife of Ryan Silverman, who is an officer of CBC., a subsidiary of the Company.

For the years ended September 30, 2016 and 2015, the Company paid Fortress $330,000 and $624,000, respectively. As of September 30, 2016 and 2015, the Company had a liability due to Fortress of $0.8 million and $1.1 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated)

Consolidated Balance Sheet

	December 31, 2015
	As Reported(1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$21,419,000	$(2,302,000)	(2)	$19,117,000
Available for sale investments (at fair value)	55,045,000	—		55,045,000
Consumer receivables acquired for liquidation (at net realizable value)	17,843,000	966,000	(5)	18,809,000
Investment in personal injury claims, net	34,632,000	(34,632,000)	(2)	—
Other investments, net	4,183,000	—		4,183,000
Due from third party collection agencies and attorneys	929,000	66,000	(5)	995,000
Prepaid and income taxes receivable	5,838,000	455,000	(9)	6,293,000
Furniture and equipment, net	336,000	(1,000)	(2)	335,000
Equity method investment	—	36,418,000	(2)	36,418,000
Deferred income taxes	12,955,000	228,000	(9)	13,183,000
Goodwill	1,410,000	—		1,410,000
Other assets	7,462,000	(98,000)	(5)	7,364,000
Assets related to discontinued operations	73,923,000	705,000	(4)(6)	74,628,000
Total assets	$235,975,000	$1,805,000		$237,780,000
LIABILITIES
Other liabilities	$2,715,000	$(847,000)	(7)	$1,868,000
Liabilities related to discontinued operations	57,182,000	1,034,000	(4)(6)	58,216,000
Total liabilities	59,897,000	187,000		60,084,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,189,977 at December 31, 2015; and outstanding 12,154,177 at December 31, 2015	132,000	—		132,000
Additional paid-in capital	65,420,000	3,000	(7)	65,423,000
Retained earnings	122,417,000	(1,689,000)	(3)(5)(6)(7)(9)	120,728,000
Accumulated other comprehensive income (loss)	(1,127,000)	1,471,000	(3)	344,000
Treasury stock (at cost) 1,035,800 shares at December 31, 2015	(8,931,000)	—		(8,931,000)
Non-controlling interest	(1,833,000)	1,833,000	(2)	—
Total stockholders’ equity	176,078,000	1,618,000		177,696,000
Total liabilities and stockholders’ equity	$235,975,000	$1,805,000		$237,780,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

*	Due to rounding the sum of quarterly totals for earnings per share may not add to the yearly total.

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended December 31, 2015:
Revenues:
Finance income, net	$5,142,000	$(36,000)	(5)	$5,106,000
Personal injury claims income	3,085,000	(3,085,000)	(2)	—
Disability fee income	659,000	—		659,000
Total revenues	8,886,000	(3,121,000)		5,765,000

Forgiveness of non-recourse debt	—	—		—
Other income	515,000	(123,000)	(7)	392,000
	9,401,000	(3,244,000)		6,157,000

Expenses:
General and administrative expenses	6,943,000	(1,214,000)	(2)(3)(6)(7)(8)	5,729,000
Interest expense	2,000	(2,000)	(7)	—
Impairments of consumer receivables acquired for liquidation		—
(Earnings) loss from Equity Method Investment	—	(1,494,000)	(2)	(1,494,000)
	6,945,000	(2,710,000)		4,235,000

Income before tax from continuing operations	2,456,000	(534,000)		1,922,000
Income tax expense (benefit)	715,000	(84,000)	(9)	631,000
Income (loss) from continuing operations	1,741,000	(450,000)		1,291,000
Income net of tax from discontinued operations	438,000	(166,000)		272,000

Net income attributable to non-controlling interest	373,000	(373,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$1,806,000	$(243,000)		$1,563,000

Basic Earnings per common share:
Continuing operations	$0.11			$0.11
Discontinued operations	0.04			0.02
	$0.15			$0.13

Diluted Earnings per common share:
Continuing operations	$0.11			$0.10
Discontinued operations	0.04			0.02
	$0.15			$0.12
Weighted-average shares outstanding:
Basic	12,155,421			12,155,421
Diluted	12,431,886			12,431,886

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended December 31, 2015

	As Reported(1)	Adjustments	As Restated
Net Income	$1,806,000	$(243,000)	$1,563,000

Net unrealized securities gain/(loss), net of tax expense of $220,000 during the 3 month period ended December 31, 2015.	336,000	(6,000)	330,000
Reclassification adjustments for securities sold, net of tax benefit of $11,000 during the 3 month period ended December 31, 2015.	(20,000)	—	(20,000)
Foreign currency translation, net of tax expense of $9,000	242,000	(228,000)	14,000

Other comprehensive income (loss)	558,000	(234,000)	324,000

Total comprehensive income	$2,364,000	$(477,000)	$1,887,000

Consolidated Statements of Stockholders’ Equity As of December 31, 2015
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2015	13,061,673	$131,000	$65,049,000	$119,165,000	$20,000	$(1,751,000)	$793,000	$183,407,000

Restricted common stock	5,000	—	—	—	—	—	—	—
Stock based compensation expense	—	—	278,000	—	—	—		278,000
Net income,	—	—	—	1,563,000	—	—		1,563,000
Unrealized gain on marketable securities	—	—	—	—	330,000	—	—	330,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(20,000)	—	—	(20,000)
Purchase of treasury stock				—	—	(7,180,000)	—	(7,180,000)
Foreign currency translation, net	—	—	—	—	14,000	—	—	14,000
Purchase of subsidiary shares from non-controlling interest	—	—	(903,000)	—	—	—	(793,000)	(1,696,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000

Balance, December 31, 2015, (as restated)	13,189,977	$132,000	$65,423,000	$120,728,000	$344,000	$(8,931,000)	$—	$177,696,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flow

	Three Months ended December 31, 2015
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$1,368,000	$(77,000)	$1,291,000
Income from discontinued operations	438,000	(166,000)	272,000
Net income	1,806,000	(243,000)	1,563,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	120,000	(30,000)	90,000
Deferred income taxes	(876,000)	971,000	95,000
Stock based compensation	283,000	(5,000)	278,000
Loss on sale of available-for-sale securities	31,000	—	31,000
Unrealized gain on other investments	(62,000)	—	(62,000)
Unrealized foreign exchange loss on other investments	118,000	—	118,000
Pegasus non-controlling interest	373,000	(373,000)	—
(Earnings) loss from equity method investment	—	(1,494,000)	(1,494,000)
Changes in:
Prepaid and income taxes receivable	906,000	(87,000)	819,000
Due from third party collection agencies and attorneys	493,000	(141,000)	352,000
Other assets	(423,000)	(1,937,000)	(2,360,000)
Other liabilities	(219,000)	(274,000)	(493,000)
Changes in net assets and liabilities related to discontinued operations	(2,049,000)	1,570,000	(479,000)

Net cash provided by (used in) operating activities	501,000	(2,043,000)	(1,542,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(4,419,000)	(1,632,000)	(6,051,000)
Principal collected on consumer receivables acquired for liquidation	2,184,000	115,000	2,299,000
Purchase of available-for-sale securities	(7,136,000)	—	(7,136,000)
Proceeds from sales of available-for-sale securities	12,303,000	—	12,303,000
Increase in equity method investment	—	5,827,000	5,827,000
Purchase of non-controlling interest	(800,000)	—	(800,000)
Investments in personal injury claims — advances	(7,013,000)	7,013,000	—
Investments in personal injury claims — receipts	9,049,000	(9,049,000)	—
Cash flows from investing activities related to discontinued operations:	(2,544,000)	—	(2,544,000)

Net cash provided by investing activities	1,624,000	2,274,000	3,898,000

Cash flows from financing activities:
Purchase of treasury stock	(7,180,000)	—	(7,180,000)
Distributions to non-controlling interest	(438,000)	438,000	—
Cash flows from financing activities related to discontinued operations:	4,306,000	—	4,306,000

Net cash (used in) provided by financing activities	(3,312,000)	438,000	(2,874,000)
Net (decrease) increase in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(1,187,000)	669,000	(518,000)

Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(312,000)	-	(312,000)
Net decrease in cash and cash equivalents	(1,499,000)	669,000	(830,000)
Cash and cash equivalents at beginning of year	22,918,000	(2,971,000)	19,947,000

Cash and cash equivalents at end of period	$21,419,000	$(2,302,000)	$19,117,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Balance Sheet

	March 31, 2016
	As Reported(1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$18,656,000	$(1,123,000)	(2)	$17,533,000
Available for sale investments (at fair value)	55,589,000	—		55,589,000
Consumer receivables acquired for liquidation (at net realizable value)	16,784,000	(344,000)	(5)	16,440,000
Investment in personal injury claims, net	35,144,000	(35,144,000)	(2)	—
Other investments, net	3,417,000	—		3,417,000
Due from third party collection agencies and attorneys	1,050,000	28,000	(5)	1,078,000
Prepaid and income taxes receivable	6,575,000	424,000	(9)	6,999,000
Furniture and equipment, net	306,000	—		306,000
Equity method investment	—	37,613,000	(2)	37,613,000
Deferred income taxes	13,187,000	(458,000)	(9)	12,729,000
Goodwill	1,410,000	—		1,410,000
Other assets	7,337,000	(99,000)	(7)	7,238,000
Assets related to discontinued operations	79,325,000	762,000	(6)(7)(8)	80,087,000
Total assets	$238,780,000	$1,659,000		$240,439,000
LIABILITIES
Other liabilities	4,818,000	(897,000)	(7)	3,921,000
Liabilities related to discontinued operations	60,553,000	917,000	(4)(6)	61,470,000
Total liabilities	65,371,000	20,000		65,391,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,197,476 at March 31, 2016; and outstanding 12,011,476 at March 31, 2016	132,000	—		132,000
Additional paid-in capital	65,612,000	8,000	(7)	65,620,000
Retained earnings	120,586,000	(1,688,000)	(3)	118,898,000
Accumulated other comprehensive (loss) income	(706,000)	1,218,000	(3)(5)(6)(7)(8)(9)	512,000
Treasury stock (at cost) 1,186,000 shares at March 31, 2016	(10,114,000)	—		(10,114,000)
Non-controlling interest	(2,101,000)	2,101,000	(2)	—
Total stockholders’ equity	173,409,000	1,639,000		175,048,000
Total liabilities and stockholders’ equity	$238,780,000	$1,659,000		$240,439,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months ended March 31, 2016:
Revenues:
Finance income, net	$4,914,000	$(35,000)	(5)	$4,879,000
Personal injury claims income	1,846,000	(1,846,000)	(2)	—
Disability fee income	872,000	—		872,000
Total revenues	7,632,000	(1,881,000)		5,751,000

Forgiveness of non-recourse debt	—	—		—
Other income	378,000	230,000	(7)	608,000
	8,010,000	(1,651,000)		6,359,000

Expenses:
General and administrative expenses	11,842,000	(1,620,000)	(2)(3)(6)(7)	10,222,000
Interest expense	(2,000)	2,000	(7)	—
Impairments of consumer receivables acquired for liquidation	124,000	—		124,000
(Earnings) loss from Equity Method Investment	—	(333,000)	(2)	(333,000)
	11,964,000	(1,951,000)		10,013,000

Income before tax from continuing operations	(3,954,000)	300,000		(3,654,000)
Income tax (benefit) expense	(1,753,000)	484,000	(9)	(1,269,000)
Loss from continuing operations	(2,201,000)	(184,000)		(2,385,000)
Income net of tax from discontinued operations	453,000	102,000		555,000

Net income attributable to non-controlling interest	83,000	(83,000)	(2)	—

Net (loss) income attributable to Asta Funding, Inc.	$(1,831,000)	$1,000		$(1,830,000)

Basic Earnings per common share:
Continuing operations	$(0.19)			$(0.20)
Discontinued operations	0.04			0.05
	(0.15)			(0.15)
Diluted Earnings per common share:
Continuing operations	(0.19)			(0.20)
Discontinued operations	$0.04			$0.05
	(0.15)			(0.15)

Weighted-average shares outstanding:
Basic	12,076,120			12,076,120
Diluted	12,076,120			12,076,120

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUMMARIZED QUARTERLY DATA (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Six Months ended March 31, 2016:
Revenues:
Finance income, net	$10,056,000	$(71,000)	(5)	$9,985,000
Personal injury claims income	4,931,000	(4,931,000)	(2)	—
Disability fee income	1,531,000	—		1,531,000
Total revenues	16,518,000	(5,002,000)		11,516,000

Forgiveness of non-recourse debt	—	—		—
Other income	893,000	107,000	(7)	1,000,000
	17,411,000	(4,895,000)		12,516,000

Expenses:
General and administrative expenses	18,785,000	(2,834,000)	(2)(3)(6)(7)	15,951,000
Interest expense	—	—		—
Impairments of consumer receivables acquired for liquidation	124,000	—		124,000
(Earnings) loss from Equity Method Investment	—	(1,827,000)	(2)	(1,827,000)
	18,909,000	(4,661,000)		14,248,000

Income before tax from continuing operations	(1,498,000)	(234,000)		(1,732,000)
Income tax (benefit) expense	(1,038,000)	400,000	(9)	(638,000)
Loss from continuing operations	(460,000)	(634,000)		(1,094,000)
Income net of tax from discontinued operations	891,000	64,000		827,000

Net income attributable to non-controlling interest	456,000	(456,000)	(2)	—

Net (loss) income attributable to Asta Funding, Inc.	$(25,000)	$(242,000)		$(267,000)

Basic Earnings per common share:
Continuing operations	$(0.07)			$(0.09)
Discontinued operations	0.07			0.07
	(0.00)			(0.02)
Diluted Earnings per common share:
Continuing operations	(0.07)			(0.09)
Discontinued operations	$0.07			$0.07
	(0.00)			(0.02)

Weighted-average shares outstanding:
Basic	12,115,987			12,115,987
Diluted	12,115,987			12,115,987

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended March 31, 2016

	As Reported(1)	Adjustments	As Restated
Net Income	$(1,831,000)	$1,000	$(1,830,000)

Net unrealized securities gain, net of tax expense of $104,000 during the year ended March 31, 2016	167,000	(11,000)	156,000
Reclassification adjustments for securities sold	—	—	—
Foreign currency translation, net of tax benefit (expense) of $8,000	254,000	(242,000)	12,000

Other comprehensive income (loss)	421,000	(253,000)	168,000

Total comprehensive income	$(1,410,000)	$(252,000)	$(1,662,000)

Consolidated Statement of Comprehensive Income Six Months ended March 31, 2016

	As Reported(1)	Adjustments	As Restated
Net Income	$(25,000)	$(242,000)	$(267,000)

Net unrealized securities gain, net of tax benefit (expense) of ($283,000) during the six month ended March 31, 2016	503,000	(17,000)	486,000
Reclassification adjustments for securities sold	(20,000)	—	(20,000)
Foreign currency translation, net of tax benefit (expense) of ($17,000)	496,000	(470,000)	26,000

Other comprehensive income (loss)	979,000	(487,000)	492,000

Total comprehensive income	$954,000	$(729,000)	$225,000

Consolidated Statements of Stockholders’ Equity As of March 31, 2016

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2015	13,061,673	$131,000	$65,049,000	$119,165,000	$20,000	$(1,751,000)	$793,000	$183,407,000

Exercise of options	7,499	—	47,000	—	—	—	—	47,000
Restricted common stock	5,000	—	—	—	—	—	—	—
Stock based compensation expense	—	—	428,000	—	—	—		428,000
Net income,	—	—	—	(267,000)	—	—		(267,000)
Unrealized gain on marketable securities	—	—	—	—	486,000	—	—	486,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(20,000)	—	—	(20,000)
Purchase of treasury stock				—	—	(8,363,000)	—	(8,363,000)
Foreign currency translation, net	—	—	—	—	26,000	—	—	26,000
Purchase of subsidiary shares from non-controlling interest	—	—	(903,000)	—	—	—	(793,000)	(1,696,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000

Balance, March 31, 2016, (as restated)	13,197,476	$132,000	$65,620,000	$118,898,000	$512,000	$(10,114,000)	$—	$175,048,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flow

	Six Months ended March 31, 2016
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$(916,000)	$(178,000)	$(1,094,000)
Income from discontinued operations	891,000	(64,000)	827,000
Net income	(25,000)	(242,000)	(267,000)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	246,000	(60,000)	186,000
Deferred income taxes	(1,202,000)	1,646,000	444,000
Impairments of consumer receivables acquired for liquidation	124,000	—	124,000
Stock based compensation	428,000	—	428,000
Loss on sale of available-for-sale securities	31,000	—	31,000
Unrealized gain on other investments	(152,000)	—	(152,000)
Unrealized foreign exchange loss on other investments	(26,000)	—	(26,000)
Reserve for loss on investment	1,000,000	—	1,000,000
Pegasus non-controlling interest	456,000	(456,000)	—
(Earnings) loss from equity method investment	—	(333,000)	(333,000)
Changes in:
Prepaid and income taxes receivable	169,000	(56,000)	113,000
Due from third party collection agencies and attorneys	372,000	(103,000)	269,000
Other assets	(392,000)	(1,843,000)	(2,235,000)
Other liabilities	2,018,000	(446,000)	1,572,000
Changes in net assets and liabilities related to discontinued operations	(5,164,000)	1,213,000	(3,951,000)

Net cash used in operating activities	(2,117,000)	(680,000)	(2,797,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(6,141,000)	(44,000)	(6,185,000)
Principal collected on consumer receivables acquired for liquidation	4,841,000	(164,000)	4,677,000
Purchase of available-for-sale securities	(7,419,000)	—	(7,419,000)
Proceeds from sales of available-for-sale securities	12,303,000	—	12,303,000
Increase in equity method investment	—	3,471,000	3,471,000
Purchase of non-controlling interest	(800,000)	—	(800,000)
Investments in personal injury claims — advances	(12,649,000)	12,649,000	—
Investments in personal injury claims — receipts	14,173,000	(14,173,000)	—
Capital expenditures	(65,000)	—	(65,000)
Cash flows from investing activities related to discontinued operations:	(4,921,000)	—	(4,921,000)

Net cash (used in) provided by investing activities	(678,000)	1,739,000	1,061,000

Cash flows from financing activities:
Proceeds from exercise of stock options	47,000	—	47,000
Purchase of treasury stock	(8,363,000)	—	(8,363,000)
Distributions to non-controlling interest	(789,000)	789,000	—
Cash flows from financing activities related to discontinued operations:	7,797,000	—	7,797,000

Net cash (used in) provided by financing activities	(1,308,000)	789,000	(519,000)
Net (decrease) increase in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(4,103,000)	1,848,000	(2,255,000)

Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(159,000)	-	(159,000)
Net decrease in cash and cash equivalents	(4,262,000)	1,848,000	(2,414,000)
Cash and cash equivalents at beginning of year	22,918,000	(2,971,000)	19,947,000

Cash and cash equivalents at end of period	$18,656,000	$(1,123,000)	$17,533,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Balance Sheet

	June 30, 2016
	As Reported(1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$15,997,000	$(1,408,000)	(2)	$14,589,000
Available for sale investments (at fair value)	56,744,000	—		56,744,000
Consumer receivables acquired for liquidation (at net realizable value)	14,540,000	(55,000)	(5)	14,485,000
Investment in personal injury claims, net	43,684,000	(43,684,000)	(2)	—
Other investments, net	3,426,000	—		3,426,000
Due from third party collection agencies and attorneys	1,081,000	(110,000)	(5)	971,000
Prepaid and income taxes receivable	4,680,000	(80,000)	(9)	4,600,000
Furniture and equipment, net	173,000	—		173,000
Equity method investment	—	45,118,000	(2)	45,118,000
Deferred income taxes	12,270,000	621,000	(9)	12,891,000
Goodwill	1,410,000	—		1,410,000
Other assets	7,676,000	(231,000)	(2)	7,445,000
Assets related to discontinued operations	84,098,000	670,000	(6)(7)	84,768,000
Total assets	$245,779,000	$841,000		$246,620,000
LIABILITIES
Other liabilities	$5,420,000	$(1,097,000)	(7)	$4,323,000
Income taxes payable	—	—		—
Liabilities related to discontinued operations	63,869,000	884,000	(6)(7)	64,753,000
Total liabilities	69,289,000	(213,000)		69,076,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,297,508 at June 30, 2016; and outstanding 11,837,224 at June 30, 2016	133,000	—		133,000
Additional paid-in capital	66,575,000	7,000	(7)	66,582,000
Retained earnings	123,782,000	(1,018,000)	(3)(5)(6)(7)(8)(9)	122,764,000
Accumulated other comprehensive income (loss)	(173,000)	1,163,000	(3)	990,000
Treasury stock (at cost) 1,460,284 shares at June 30, 2016	(12,925,000)	—		(12,925,000)
Non-controlling interest	(902,000)	902,000	(2)	—
Total stockholders’ equity	176,490,000	1,054,000		177,544,000
Total liabilities and stockholders’ equity	$245,779,000	$841,000		$246,620,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended June 30, 2016:
Revenues:
Finance income, net	$4,612,000	$(40,000)	(5)	$4,572,000
Personal injury claims income	9,838,000	(9,838,000)	(2)	—
Disability fee income	1,169,000	—		1,169,000
Total revenues	15,619,000	(9,878,000)		5,741,000

Forgiveness of non-recourse debt	—	—		—
Other income	169,000	7,000	(7)	176,000
	15,788,000	(9,871,000)		5,917,000

Expenses:
General and administrative expenses	9,244,000	(2,175,000)	(2)(3)(6)(7)(8)	7,069,000
(Earnings) loss from Equity Method Investment	—	(6,193,000)	(2)	(6,193,000)
	9,244,000	(8,368,000)		876,000

Income before tax from continuing operations	6,544,000	(1,503,000)		5,041,000
Income tax expense (benefit)	2,410,000	(658,000)	(9)	1,752,000
Income (loss) from continuing operations	4,134,000	(845,000)		3,289,000
Income net of tax from discontinued operations	610,000	(33,000)		577,000

Net income attributable to non-controlling interest	1,548,000	(1,548,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$3,196,000	$670,000		$3,866,000

Basic Earnings per common share:
Continuing operations	$0.22			$0.27
Discontinued operations	0.05			0.05
	$0.27			$0.32
Diluted Earnings per common share:
Continuing operations	$0.21			$0.26
Discontinued operations	0.05			0.05
	$0.26			$0.31

Weighted-average shares outstanding:
Basic	11,897,139			11,897,139
Diluted	12,433,424			12,433,424

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUMMARIZED QUARTERLY DATA (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Nine Months Ended June 30, 2016:
Revenues:
Finance income, net	$14,668,000	$(111,000)	(5)	$14,557,000
Personal injury claims income	14,769,000	(14,769,000)	(2)	—
Disability fee income	2,700,000	—		2,700,000
Total revenues	32,137,000	(14,880,000)		17,257,000

Forgiveness of non-recourse debt	—	—		—
Other income	1,062,000	114,000	(7)	1,176,000
	33,199,000	(14,766,000)		18,433,000

Expenses:
General and administrative expenses	28,029,000	(5,009,000)	(2)(3)(6)(7)(8)	23,020,000
Impairments	124,000	—		124,000
(Earnings) loss from Equity Method Investment	—	(8,020,000)	(2)	(8,020,000)
	28,153,000	(13,029,000)		15,124,000

Income before tax from continuing operations	5,046,000	(1,737,000)		3,309,000
Income tax expense (benefit)	1,372,000	(258,000)	(9)	1,114,000
Income (loss) from continuing operations	3,674,000	(1,479,000)		2,195,000
Income net of tax from discontinued operations	1,501,000	(97,000)		1,404,000

Net income attributable to non-controlling interest	2,004,000	(2,004,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$3,171,000	$428,000		$3,599,000

Basic Earnings per common share:
Continuing operations	$0.14			$0.18
Discontinued operations	0.12			0.12
	$0.26			$0.30
Diluted Earnings per common share:
Continuing operations	$0.14			$0.18
Discontinued operations	0.12			0.11
	$0.26			$0.29

Weighted-average shares outstanding:
Basic	12,023,156			12,023,156
Diluted	12,294,073			12,294,073

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended June 30, 2016

	As Reported (1)	Adjustments	As Restated
Net Income	$3,196,000	$670,000	$3,866,000

Net unrealized securities gain/(loss), net of tax expense of $373,000 during the year ended June 30, 2016	543,000	17,000	560,000
Reclassification adjustments for securities sold, net of tax benefit of $13,000 during the three month period ended June 30, 2016	(19,000)	—	(19,000)
Foreign currency translation, net of tax benefit (expense) of $42,000	9,000	(72,000)	(63,000)

Other comprehensive income (loss)	533,000	(55,000)	478,000

Total comprehensive income	$3,729,000	$615,000	$4,344,000

Consolidated Statement of Comprehensive Income Nine Months ended June 30, 2016

	As Reported (1)	Adjustments	As Restated
Net Income	$3,171,000	$428,000	$3,599,000

Net unrealized securities gain/(loss), net of tax benefit (expense) of ($647,000) during the nine month ended June 30, 2016	1,046,000	—	1,046,000
Reclassification adjustments for securities sold, net of tax benefit (expense) of $24,000 during the nine month ended June 30, 2016	(39,000)	—	(39,000)
Foreign currency translation, net of tax benefit (expense) of $25,000	505,000	(542,000)	(37,000)

Other comprehensive income (loss)	1,512,000	(542,000)	970,000

Total comprehensive income	$4,683,000	$(114,000)	$4,569,000

Consolidated Statements of Stockholders’ Equity As of June 30, 2016

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2015	13,061,673	$131,000	$65,049,000	$119,165,000	$20,000	$(1,751,000)	$793,000	$183,407,000

Exercise of options	107,531	1,000	870,000	—	—	—	—	871,000
Restricted common stock	5,000	—	—	—	—	—	—	—
Stock based compensation expense	—	—	567,000	—	—	—		567,000
Net income,	—	—	—	3,599,000	—	—		3,599,000
Unrealized gain on marketable securities	—	—	—	—	1,046,000	—	—	1,046,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(39,000)	—	—	(39,000)
Purchase of treasury stock				—	—	(11,174,000)	—	(11,174,000)
Foreign currency translation, net	—	—	—	—	(37,000)	—	—	(37,000)
Purchase of subsidiary shares from non-controlling interest	—	—	(903,000)	—	—	—	(793,000)	(1,696,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000

Balance, June 30, 2016, (as restated)	13,297,508	$133,000	$66,582,000	$122,764,000	$990,000	$(12,925,000)	$—	$177,544,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flow

	Nine Months ended June 30, 2016
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$1,670,000	$525,000	$2,195,000
Income from discontinued operations	1,501,000	(97,000)	1,404,000
Net income	3,171,000	428,000	3,599,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	442,000	(89,000)	353,000
Deferred income taxes	(662,000)	584,000	(78,000)
Impairments of consumer receivables acquired for liquidation	124,000	—	124,000
Stock based compensation	567,000	—	567,000
Loss on sale of available-for-sale securities	63,000	—	63,000
Unrealized gain on other investments	(246,000)	—	(246,000)
Unrealized foreign exchange loss on other investments	59,000	—	59,000
Reserve for loss on investment	1,000,000	—	1,000,000
Pegasus non-controlling interest	2,004,000	(2,004,000)	—
Operating Lease Adjustment	21,000	—	21,000
(Earnings) loss from equity method investment	—	(6,193,000)	(6,193,000)
Changes in:
Prepaid and income taxes receivable	2,064,000	448,000	2,512,000
Due from third party collection agencies and attorneys	341,000	35,000	376,000
Other assets	(964,000)	(1,480,000)	(2,444,000)
Other liabilities	2,686,000	(775,000)	1,911,000
Changes in net assets and liabilities related to discontinued operations	(7,770,000)	1,121,000	(6,649,000)

Net cash provided by (used in) operating activities	2,900,000	(7,925,000)	(5,025,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(6,470,000)	(466,000)	(6,936,000)
Principal collected on consumer receivables acquired for liquidation	7,414,000	(113,000)	7,301,000
Principal collected on consumer receivable accounts represented by account sales	—	83,000	83,000
Purchase of available-for-sale securities	(11,704,000)	—	(11,704,000)
Proceeds from sales of available-for-sale securities	16,302,000	—	16,302,000
Increase in equity method investment	—	1,826,000	1,826,000
Purchase of non-controlling interest	(800,000)	—	(800,000)
Investments in personal injury claims — advances	(27,689,000)	27,689,000	—
Investments in personal injury claims — receipts	20,673,000	(20,673,000)	—
Capital expenditures	(123,000)	3,000	(120,000)
Cash flows from investing activities related to discontinued operations:	(6,756,000)	—	(6,756,000)

Net cash (used in) provided by investing activities	(9,153,000)	8,349,000	(804,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	872,000	—	872,000
Purchase of treasury stock	(11,174,000)	—	(11,174,000)
Distributions to non-controlling interest	(1,139,000)	1,139,000	—
Cash flows from financing activities related to discontinued operations:	11,056,000	—	11,056,000

Net cash (used in) provided by financing activities	(385,000)	1,139,000	754,000
Net (decrease) increase in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(6,638,000)	1,563,000	(5,075,000)

Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(283,000)	-	(283,000)
Net decrease in cash and cash equivalents	(6,921,000)	1,563,000	(5,358,000)
Cash and cash equivalents at beginning of year	22,918,000	(2,971,000)	19,947,000

Cash and cash equivalents at end of period	$15,997,000	$(1,408,000)	$14,589,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended September 30, 2016:
Revenues:
Finance income, net	$4,388,000	$(55,000)	(5)	$4,333,000
Personal injury claims income	5,444,000	(5,444,000)	(2)	—
Disability fee income	1,311,000	—		1,311,000
Total revenues	11,143,000	(5,499,000)		5,644,000

Forgiveness of non-recourse debt	—	—		—
Other income (includes ($31,000) during the three months ended December 31, 2015 of accumulated other comprehensive income reclassification for realized net (losses) /gains on available for sale securities).	524,000	4,000	(7)	528,000
	11,667,000	(5,495,000)		6,172,000

Expenses:
General and administrative expenses	8,352,000	(2,065,000)	(2)(3)(6)(7)(8)	6,287,000
Interest expense	9,000	(9,000)	(7)	—
Impairments of consumer receivables acquired for liquidation	41,000	—		41,000
(Earnings) loss from Equity Method Investment	—	(2,531,000)	(2)	(2,531,000)
	8,402,000	(4,605,000)		3,797,000

Income before tax from continuing operations	3,265,000	(890,000)		2,375,000
Income tax expense (benefit)	(595,000)	498,000	(9)	(97,000)
Income (loss) from continuing operations	3,860,000	(1,388,000)		2,472,000
Income net of tax from discontinued operations	1,436,000	67,000		1,503,000

Net income attributable to non-controlling interest	607,000	(607,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$4,689,000	$(714,000)		$3,975,000

Basic Earnings per common share:
Continuing operations	$0.27			$0.21
Discontinued operations	0.12			0.12
	$0.39			$0.33
Diluted Earnings per common share:
Continuing operations	$0.26			$0.19
Discontinued operations	0.11			0.12
	$0.37			$0.31

Weighted-average shares outstanding:
Basic	12,023,077			12,023,077
Diluted	12,672,973			12,672,973

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Balance Sheet

	December 31, 2014
	As Reported(1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$27,089,000	$(1,426,000)	(2)	$25,663,000
Available for sale investments (at fair value)	66,991,000	—		66,991,000
Consumer receivables acquired for liquidation (at net realizable value)	25,728,000	(1,650,000)	(5)	24,078,000
Investment in personal injury claims, net	33,378,000	(33,378,000)	(2)	—
Other investments, net	5,000,000	(307,000)	(7)	4,693,000
Due from third party collection agencies and attorneys	933,000	570,000	(5)	1,503,000
Prepaid and income taxes receivable	211,000	596,000	(9)	807,000
Furniture and equipment, net	595,000	—		595,000
Equity method investment	—	35,086,000	(2)	35,086,000
Deferred income taxes	6,907,000	(191,000)	(9)	6,716,000
Goodwill	1,410,000	—		1,410,000
Other assets	6,454,000	(281,000)	(7)	6,173,000
Assets related to discontinued operations	48,606,000	45,000	(5)(6)(7)	48,651,000
Total assets	$223,302,000	$(936,000)		$222,366,000
LIABILITIES
Other liabilities	$1,927,000	$(1,465,000)	(6)(7)	$462,000
Liabilities related to discontinued operations	39,397,000	—		39,397,000
Total liabilities	41,324,000	(1,465,000)		39,859,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 13,060,839 at December 31, 2014.	130,000	—		130,000
Additional paid-in capital	64,002,000	79,000	(7)	64,081,000
Retained earnings	118,965,000	(845,000)	(3)(5)(6)(7)(9)	118,120,000
Accumulated other comprehensive income (loss)	(128,000)	166,000	(3)	38,000
Non-controlling interest	(991,000)	1,129,000	(2)	138,000
Total stockholders’ equity	181,978,000	529,000		182,507,000
Total liabilities and stockholders’ equity	$223,302,000	$(936,000)		$222,366,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended December 31, 2014:
Revenues:
Finance income, net	$5,037,000	$(47,000)	(5)	$4,990,000
Personal injury claims income	2,488,000	(2,488,000)	(2)	—
Disability fee income	159,000	—		159,000
Total revenues	7,684,000	(2,535,000)		5,149,000

Other income	635,000	(158,000)	(7)	477,000
	8,319,000	(2,693,000)		5,626,000

Expenses:
General and administrative expenses	8,113,000	(2,693,000)	(2)(3)(6)(7)(8)	5,420,000
(Earnings) loss from Equity Method Investment	—	400,000	(2)	400,000
	8,113,000	(2,293,000)		5,820,000

Income before tax from continuing operations	206,000	(400,000)		(194,000)
Income tax expense (benefit)	35,000	(24,000)	(9)	11,000
Income (loss) from continuing operations	171,000	(376,000)		(205,000)
Income net of tax from discontinued operations	127,000	—		127,000
Net income attributable to non-controlling interest	(72,000)	72,000	(2)	—

Net income attributable to Asta Funding, Inc.	$370,000	$(448,000)		$(78,000)

Basic Earnings per common share:
Continuing operations	$0.02			$(0.02)
Discontinued operations	0.01			0.01
	$0.03			$(0.01)
Diluted Earnings per common share:
Continuing operations	$0.02			$(0.02)
Discontinued operations	0.01			0.01
	$0.03			$(0.01)

Weighted-average shares outstanding:
Basic	13,013,719			13,013,719
Diluted	13,308,573			13,013,719

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended December 31, 2014

	As Reported(1)	Adjustments	As Restated
Net Income	$370,000	$(448,000)	$(78,000)

Net unrealized securities gain/(loss), net of tax expense of $126,000 during the three months ended December 31, 2014	(300,000)	117,000	(183,000)
Reclassification adjustments for securities sold, net of tax expense of $16,000 during the three months ended December 30, 2014	30,000	(7,000)	23,000
Foreign currency translation, net of tax benefit (expense) of ($35,000)	—	53,000	53,000

Other comprehensive income (loss)	(270,000)	163,000	(107,000)

Total comprehensive income	$100,000	$(285,000)	$(185,000)

Consolidated Statements of Stockholders’ Equity As of December 31, 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2014	12,985,839	$130,000	$63,180,000	$118,198,000	$145,000	$—	$115,000	$181,768,000

Exercise of options	60,000	—	469,000	—	—	—	—	469,000
Restricted common stock	15,000	—	—	—	—	—	—	—
Stock based compensation expense	—	—	432,000	—	—	—	—	432,000
Net income,	—	—	—	(78,000)	—	—	—	(78,000)
Unrealized gain on marketable securities	—	—	—	—	(183,000)	—	—	(183,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	23,000	—	—	23,000
Foreign currency translation, net	—	—	—	—	53,000	—	—	53,000
CBC non-controlling interest	—	—		—	—	—	23,000	23,000

Balance, December 31, 2014, (as restated)	13,060,839	$130,000	$64,081,000	$118,120,000	$38,000	$—	$138,000	$182,507,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flow

	Three Months ended December 31, 2014
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Inome (loss) from continuing operations	$243,000	$(448,000)	$(205,000)
Income from discontinued operations	127,000	—	127,000
Net income (loss)	370,000	(448,000)	(78,000)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	150,000	—	150,000
Deferred income taxes	(121,000)	391,000	270,000
Stock based compensation	432,000	—	432,000
Loss on sale of available-for-sale securities	(39,000)	—	(39,000)
Unrealized gain on other investments	—	307,000	307,000
Pegasus non-controlling interest	(72,000)	72,000	—
(Earnings) loss from equity method investment	—	400,000	400,000
Changes in:
Prepaid and income taxes receivable	219,000	(382,000)	(163,000)
Due from third party collection agencies and attorneys	93,000	(117,000)	(24,000)
Other assets	(686,000)	(1,499,000)	(2,185,000)
Other liabilities	(735,000)	(445,000)	(1,180,000)
Changes in net assets and liabilities related to discontinued operations	(2,212,000)	1,040,000	(1,172,000)

Net cash used in operating activities	(2,601,000)	(681,000)	(3,282,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	—	(139,000)	(139,000)
Principal collected on consumer receivables acquired for liquidation	3,713,000	896,000	4,609,000
Principal collected on consumer receivables accounts represented by account sales	3,000	—	3,000
Purchase of available-for-sale securities	(5,443,000)	—	(5,443,000)
Proceeds from the sale of available-for-sale securities	5,020,000	—	5,020,000
Purchase of other investments	(5,000,000)	—	(5,000,000)
Decrease in equity method investment	—	(1,152,000)	(1,152,000)
Investments in personal injury claims — advances	(5,843,000)	5,843,000	—
Investments in personal injury claims — receipts	4,817,000	(4,817,000)	—
Cash flows from investing activities related to discontinued operations:	(1,843,000)	34,000	(1,809,000)

Net cash (used in) provided by investing activities	(4,576,000)	665,000	(3,911,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	468,000	1,000	469,000
Distributions to non-controlling interest	(229,000)	229,000	—
Cash flows from financing activities related to discontinued operations:	6,177,000	—	6,177,000

Net cash provided by financing activities	6,416,000	230,000	6,646,000
Net (decrease) increase in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(761,000)	214,000	(547,000)

Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	63,000	-	63,000
Net (decrease) increase in cash and cash equivalents	(698,000)	214,000	(484,000)
Cash and cash equivalents at beginning of year	27,787,000	(1,640,000)	26,147,000

Cash and cash equivalents at end of period	$27,089,000	$(1,426,000)	$25,663,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Balance Sheet

	March 31, 2015
	As Reported(1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$25,049,000	$(2,421,000)	(2)	$22,628,000
Available for sale investments (at fair value)	70,110,000	—		70,110,000
Consumer receivables acquired for liquidation (at net realizable value)	22,178,000	(871,000)	(5)	21,307,000
Investment in personal injury claims, net	33,946,000	(33,946,000)	(2)	—
Other investments, net	5,000,000	(1,618,000)	(7)	3,382,000
Due from third party collection agencies and attorneys	1,243,000	666,000	(5)	1,909,000
Prepaid and income taxes receivable	—	149,000	(9)	149,000
Furniture and equipment, net	475,000	—		475,000
Equity method investment	—	35,881,000	(2)	35,881,000
Deferred income taxes	7,073,000	303,000	(9)	7,376,000
Goodwill	1,410,000	—		1,410,000
Other assets	8,288,000	(1,055,000)	(2)(4)(7)	7,233,000
Assets related to discontinued operations	54,536,000	45,000	(6)(7)(8)	54,581,000
Total assets	$229,308,000	$(2,867,000)		$226,441,000
LIABILITIES
Other liabilities	$2,219,000	$(1,762,000)	(7)	$457,000
Income tax payable	378,000	(378,000)	(9)	—
Liabilities related to discontinued operations	43,379,000	—		43,379,000
Total liabilities	45,976,000	(2,140,000)		43,836,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 13,060,839 at March 31, 2015.	130,000	1,000	(2)	131,000
Additional paid-in capital	64,412,000	60,000	(8)	64,472,000
Retained earnings	119,933,000	(1,916,000)	(3)(5)(6)(7)(8)(9)	118,017,000
Accumulated other comprehensive income (loss)	(65,000)	(243,000)	(3)	(308,000)
Non-controlling interest	(1,078,000)	1,371,000	(2)	293,000
Total stockholders’ equity	183,332,000	(727,000)		182,605,000
Total liabilities and stockholders’ equity	$229,308,000	$(2,867,000)		$226,441,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended March 31, 2015:
Revenues:
Finance income, net	$5,495,000	$(41,000)	(5)	$5,454,000
Personal injury claims income	1,867,000	(1,867,000)	(2)	—
Disability fee income	200,000	—		200,000
Total revenues	7,562,000	(1,908,000)		5,654,000

Forgiveness of non-recourse debt	—	—		—
Other income	396,000	(175,000)	(8)	221,000
	7,958,000	(2,083,000)		5,875,000

Expenses:
General and administrative expenses	7,661,000	(1,208,000)	(2)(3)(6)(7)(8)	6,453,000
Interest expense	508,000	(508,000)	(7)	—
(Earnings) loss from Equity Method Investment	—	(10,000)	(2)	(10,000)
	8,169,000	(1,726,000)		6,443,000

Income before tax from continuing operations	(211,000)	(357,000)		(568,000)
Income tax expense (benefit)	254,000	(254,000)	(9)	-
(Loss) income from continuing operations	(465,000)	(103,000)		(568,000)
Income net of tax from discontinued operations	806,000	(341,000)		465,000

Net income attributable to non-controlling interest	(4,000)	4,000	(2)	—

Net income attributable to Asta Funding, Inc.	$345,000	$(448,000)		$(103,000)

Basic Earnings per common share:
Continuing operations	$(0.03)			$(0.04)
Discontinued operations	0.06			0.03
	$0.03			$(0.01)
Diluted Earnings per common share:
Continuing operations	$(0.03)			$(0.04)
Discontinued operations	0.06			0.03
	$0.03			$(0.01)

Weighted-average shares outstanding:
Basic	13,060,839			13,060,839
Diluted	13,314,032			13,060,839

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Six Months Ended March 31, 2015:
Revenues:
Finance income, net	$10,532,000	$(88,000)	(5)	$10,444,000
Personal injury claims income	4,355,000	(4,355,000)	(2)	—
Disability fee income	359,000	—		359,000
Total revenues	15,246,000	(4,443,000)		10,803,000

Forgiveness of non-recourse debt	—	—		—
Other income	1,031,000	(333,000)	(8)	698,000
	16,277,000	(4,776,000)		11,501,000

Expenses:
General and administrative expenses	15,774,000	(3,901,000)	(2)(3)(6)(7)(8)	11,873,000
Interest expense	508,000	(508,000)	(7)	—
(Earnings) loss from Equity Method Investment	—	390,000	(2)	390,000
	16,282,000	(4,019,000)		12,263,000

Income before tax from continuing operations	(5,000)	(757,000)		(762,000)
Income tax expense (benefit)	289,000	(278,000)	(9)	11,000
(Loss) income from continuing operations	(294,000)	(479,000)		(773,000)
Income net of tax from discontinued operations	933,000	(341,000)		592,000

Net income attributable to non-controlling interest	(76,000)	76,000	(2)	—

Net income attributable to Asta Funding, Inc.	$715,000	$(896,000)		$(181,000)

Basic Earnings per common share:
Continuing operations	$(0.02)			$(0.06)
Discontinued operations	0.07			0.05
	$0.05			$(0.01)
Diluted Earnings per common share:
Continuing operations	$(0.02)			$(0.06)
Discontinued operations	0.07			0.05
	$0.05			$(0.01)

Weighted-average shares outstanding:
Basic	13,036,938			13,036,938
Diluted	13,310,961			13,036,938

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended March 31, 2015

	As Reported(1)	Adjustments	As Restated
Net Income	$345,000	$(448,000)	$(103,000)

Net unrealized securities gain/(loss), net of tax benefit of $32,000 during the three months ended March 31, 2015	63,000	(111,000)	(48,000)
Foreign currency translation, net of tax benefit (expense) of $199,000	—	(298,000)	(298,000)

Other comprehensive income (loss)	63,000	(409,000)	(346,000)

Total comprehensive income	$408,000	$(857,000)	$(449,000)

Consolidated Statement of Comprehensive Income Six Months ended March 31, 2015

	As Reported(1)	Adjustments	As Restated
Net Income	$715,000	$(896,000)	$(181,000)

Net unrealized securities gain/(loss), net of tax benefit of $32,000 during the Six months ended March 31, 2015	(237,000)	6,000	(231,000)
Reclassification adjustments for securities sold, net of tax	30,000	(7,000)	23,000
Foreign currency translation, net of tax benefit (expense) of $199,000	—	(245,000)	(245,000)

Other comprehensive income (loss)	(207,000)	(246,000)	(453,000)

Total comprehensive income	$508,000	$(1,142,000)	$(634,000)

Consolidated Statements of Stockholders’ Equity As of March 31, 2015

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2014	12,985,839	$130,000	$63,180,000	$118,198,000	$145,000	$—	$115,000	$181,768,000

Exercise of options	60,000	1,000	469,000	—	—	—	—	470,000
Restricted common stock	15,000	—	—	—	—	—	—	—
Stock based compensation expense	—	—	823,000	—	—	—	—	823,000
Net income,	—	—	—	(181,000)	—	—	—	(181,000)
Unrealized gain on marketable securities	—	—	—	—	(231,000)	—	—	(231,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	23,000	—	—	23,000
Foreign currency translation, net	—	—	—	—	(245,000)	—	—	(245,000)
CBC non-controlling interest	—	—		—	—	—	178,000	178,000

Balance, March 31, 2015, (as restated)	13,060,839	$131,000	$64,472,000	$118,017,000	$(308,000)	$—	$293,000	$182,605,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flows

	Six Months ended March 31, 2015
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$(218,000)	$(555,000)	$(773,000)
Income (loss) from discontinued operations	933,000	(341,000)	592,000
Net income (loss)	715,000	(896,000)	(181,000)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	300,000	—	300,000
Deferred income taxes	(144,000)	(214,000)	(358,000)
Stock based compensation	841,000	(18,000)	823,000
Loss on sale of available-for-sale securities	(39,000)	—	(39,000)
Unrealized gain on other investments	—	642,000	642,000
Unrealized foreign exchange loss on other investments	975,000	1,000	976,000
Pegasus non-controlling interest	(76,000)	76,000	—
(Earnings) loss from equity method investment	—	(10,000)	(10,000)
Changes in:
Prepaid and income taxes receivable	430,000	65,000	495,000
Due from third party collection agencies and attorneys	(217,000)	(213,000)	(430,000)
Other assets	(2,919,000)	(325,000)	(3,244,000)
Income taxes payable	378,000	(378,000)	—
Other liabilities	(29,000)	(1,454,000)	(1,483,000)
Changes in net assets and liabilities related to discontinued operations	(5,025,000)	1,445,000	(3,580,000)

Net cash used in operating activities	(4,810,000)	(1,279,000)	(6,089,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(1,621,000)	(304,000)	(1,925,000)
Principal collected on consumer receivables acquired for liquidation	8,887,000	282,000	9,169,000
Purchase of available-for-sale securities	(12,326,000)	—	(12,326,000)
Proceeds from sales of available-for-sale securities	8,704,000	—	8,704,000
Decrease in equity method investment	—	(1,537,000)	(1,537,000)
Purchase of other investments	(5,000,000)	—	(5,000,000)
Investments in personal injury claims — advances	(10,959,000)	10,959,000	—
Investments in personal injury claims — receipts	9,365,000	(9,365,000)	—
Capital expenditures	(27,000)	(4,000)	(31,000)
Cash flows from investing activities related to discontinued operations:	(4,852,000)	—	(4,852,000)

Net cash (used in) provided by investing activities	(7,829,000)	31,000	(7,798,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	469,000	1,000	470,000
Distributions to non-controlling interest	(466,000)	466,000	—
Cash flows from financing activities related to discontinued operations:	9,745,000	—	9,745,000

Net cash provided by financing activities	9,748,000	467,000	10,215,000
Net decrease in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(2,891,000)	(781,000)	(3,672,000)

Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	153,000	-	153,000
Net decrease in cash and cash equivalents	(2,738,000)	(781,000)	(3,519,000)
Cash and cash equivalents at beginning of year	27,787,000	(1,640,000)	26,147,000

Cash and cash equivalents at end of period	$25,049,000	$(2,421,000)	$22,628,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Balance Sheet

	June 30, 2015
	As Reported(1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$25,622,000	$(2,904,000)	(2)	$22,718,000
Available for sale investments (at fair value)	69,686,000	—		69,686,000
Consumer receivables acquired for liquidation (at net realizable value)	18,884,000	(1,646,000)	(5)	17,238,000
Investment in personal injury claims, net	37,155,000	(37,155,000)	(2)	—
Other investments, net	4,412,000			4,412,000
Due from third party collection agencies and attorneys	988,000	228,000	(5)	1,216,000
Furniture and equipment, net	420,000	—		420,000
Equity method investment	—	39,187,000	(2)	39,187,000
Deferred income taxes	7,511,000	2,334,000	(9)	9,845,000
Goodwill	1,410,000	—		1,410,000
Other assets	6,849,000	293,000	(2)(7)	7,142,000
Assets related to discontinued operations	60,785,000	1,162,000	(6)(7)	61,947,000
Total assets	$233,722,000	$1,499,000		$235,221,000
LIABILITIES
Other liabilities	$2,458,000	$(851,000)	(2)	$1,607,000
Income tax payable	523,000	769,000	(9)	1,292,000
Liabilities related to discontinued operations	48,205,000	1,136,000	(6)(7)	49,341,000
Total liabilities	51,186,000	1,054,000		52,240,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—		—
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 13,060,839 at June 30, 2015.	130,000	1,000	(7)	131,000
Additional paid-in capital	64,707,000	49,000	(6)	64,756,000
Retained earnings	119,471,000	(633,000)	(3)(5)(6)(7)(9)	118,838,000
Accumulated other comprehensive income (loss)	(498,000)	(643,000)	(3)	(1,141,000)
Non-controlling interest	(1,274,000)	1,671,000	(2)	397,000
Total stockholders’ equity	182,536,000	445,000		182,981,000
Total liabilities and stockholders’ equity	$233,722,000	$1,499,000		$235,221,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments	As Restated
Three Months Ended June 30, 2015:
Revenues:
Finance income, net	$5,156,000	$(66,000)	$5,090,000
Personal injury claims income	1,729,000	(1,729,000)	—
Disability fee income	552,000	—	552,000
Total revenues	7,437,000	(1,795,000)	5,642,000

Other income	185,000	334,000	519,000
	7,622,000	(1,461,000)	6,161,000

Expenses:
General and administrative expenses	7,851,000	(2,110,000)	5,741,000
Interest expense	(507,000)	507,000	—
(Earnings) loss from Equity Method Investment	—	79,000	79,000
	7,344,000	(1,524,000)	5,820,000

Income before tax from continuing operations	278,000	63,000	341,000
Income tax expense (benefit)	148,000	(148,000)	-
Income (loss) from continuing operations	130,000	211,000	341,000
Income net of tax from discontinued operations	15,000	465,000	480,000

Net income attributable to non-controlling interest	(16,000)	16,000	—

Net income attributable to Asta Funding, Inc.	$161,000	$660,000	$821,000

Basic Earnings per common share:
Continuing operations	$0.01		$0.02
Discontinued operations	0.00		0.04
	$0.01		$0.06
Diluted Earnings per common share:
Continuing operations	$0.01		$0.02
Discontinued operations	0.00		0.04
	$0.01		$0.06

Weighted-average shares outstanding:
Basic	13,060,839		13,060,839
Diluted	13,313,406		13,313,406

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments	As Restated
Nine Months Ended June 30, 2015:
Revenues:
Finance income, net	$15,688,000	$(154,000)	$15,534,000
Personal injury claims income	6,084,000	(6,084,000)	—
Disability fee income	911,000	—	911,000
Total revenues	22,683,000	(6,238,000)	16,445,000

Other income	1,216,000	1, 000	1,217,000
	23,899,000	(6,237,000)	17,662,000

Expenses:
General and administrative expenses	23,625,000	(6,011,000)	17,614,000
Interest expense	1,000	(1,000)	—
(Earnings) loss from Equity Method Investment	—	469,000	469,000
	23,626,000	(5,543,000)	18,083,000

Income before tax from continuing operations	273,000	(694,000)	(421,000)
Income tax expense (benefit)	437,000	(426,000)	11,000
Income (loss) from continuing operations	(164,000)	(268,000)	(432,000)
Income net of tax from discontinued operations	948,000	124,000	1,072,000

Net income attributable to non-controlling interest	(92,000)	92,000	—

Net income attributable to Asta Funding, Inc.	$876,000	$(236,000)	$640,000

Basic Earnings per common share:
Continuing operations	$(0.01)		$(0.03)
Discontinued operations	0.07		0.08
	$0.06		$0.05
Diluted Earnings per common share:
Continuing operations	$(0.01)		$(0.03)
Discontinued operations	0.07		0.08
	$0.06		$0.05

Weighted-average shares outstanding:
Basic	13,044,905		13,044,905
Diluted	13,311,776		13,311,776

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended June 30, 2015

	As Reported(1)	Adjustments	As Restated
Net Income	$161,000	$660,000	$821,000

Net unrealized securities loss, net of tax benefit of $148,000 during the 3 months ended June 30, 2015.	(310,000)	87,000	(223,000)
Reclassification adjustments for securities sold, net of tax benefit of $64,000 during the 3 months ended June 30, 2015.	(123,000)	28,000	(95,000)
Foreign currency translation, net of tax benefit of $343,000 during the 3 months ended June 30, 2015.	—	(515,000)	(515,000)

Other comprehensive income (loss)	(433,000)	(400,000)	(833,000)

Total comprehensive income	$(272,000)	$260,000	$(12,000)

Consolidated Statement of Comprehensive Income Nine Months ended June 30, 2015

	As Reported(1)	Adjustments	As Restated
Net Income	$876,000	$(236,000)	$640,000

Net unrealized securities loss, net of tax benefit of $306,000 during the 9 month ended June 30, 2015.	(547,000)	93,000	(454,000)
Reclassification adjustments for securities sold, net of tax benefit of $48,000 during the 9 month ended June 30, 2015.	(93,000)	21,000	(72,000)
Foreign currency translation, net of tax benefit of $506,000 during the 3 month ended June 30, 2015.	—	(760,000)	(760,000)

Other comprehensive income (loss)	(640,000)	(646,000)	(1,286,000)

Total comprehensive income	$236,000	$(882,000)	$(646,000)

Consolidated Statements of Stockholders’ Equity As of June 30, 2015

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2014	12,985,839	$130,000	$63,180,000	$118,198,000	$145,000	$—	$115,000	$181,768,000

Exercise of options	60,000	1,000	469,000	—	—	—	—	470,000
Restricted common stock	15,000	—	—	—	—	—	—	—
Stock based compensation expense	—	—	1,107,000	—	—	—	—	1,107,000
Net income,	—	—	—	640,000	—	—	—	640,000
Unrealized gain on marketable securities	—	—	—	—	(454,000)	—	—	(454,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(72,000)	—	—	(72,000)
Foreign currency translation, net	—	—	—	—	(760,000)	—	—	(760,000)
CBC non-controlling interest	—	—		—	—	—	282,000	282,000

Balance, June 30, 2015, (as restated)	13,060,839	$131,000	$64,756,000	$118,838,000	$(1,141,000)	$—	$397,000	$182,981,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flow

	Nine Months ended June 30, 2015
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$(74,000)	$(358,000)	$(432,000)
Income (loss) from discontinued operations	948,000	124,000	1,072,000
Net income (loss)	874,000	(234,000)	640,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	459,000	(9,000)	450,000
Deferred income taxes	(485,000)	(2,130,000)	(2,615,000)
Stock based compensation	1,136,000	(29,000)	1,107,000
Loss on sale of available-for-sale securities	120,000	—	120,000
Unrealized gain on other investments	(296,000)	—	(296,000)
Unrealized foreign exchange loss on other investments	884,000	—	884,000
Pegasus non-controlling interest	(92,000)	92,000	—
(Earnings) loss from equity method investment	—	79,000	79,000
Changes in:
Prepaid and income taxes receivable	430,000	214,000	644,000
Due from third party collection agencies and attorneys	38,000	225,000	263,000
Other assets	(1,680,000)	(1,473,000)	(3,153,000)
Income taxes payable	523,000	769,000	1,292,000
Other liabilities	372,000	(1,220,000)	(848,000)
Changes in net assets and liabilities related to discontinued operations	(9,233,000)	1,061,000	(8,172,000)

Net cash used in operating activities	(6,950,000)	(2,655,000)	(9,605,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,009,000)	—	(2,009,000)
Principal collected on consumer receivables acquired for liquidation	12,567,000	676,000	13,243,000
Principal collected on consumer receivables represented by account sales	2,000	77,000	79,000
Purchase of available-for-sale securities	(17,564,000)	—	(17,564,000)
Proceeds from sales of available-for-sale securities	13,677,000	—	13,677,000
Decrease in equity method investment	—	(4,932,000)	(4,932,000)
Purchase of other investments	(5,000,000)	—	(5,000,000)
Investments in personal injury claims — advances	(18,270,000)	18,270,000	—
Investments in personal injury claims — receipts	13,467,000	(13,467,000)	—
Capital expenditures	(138,000)	12,000	(126,000)
Cash flows from investing activities related to discontinued operations:	(7,173,000)	—	(7,173,000)

Net cash (used in) provided by investing activities	(10,441,000)	636,000	(9,805,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	469,000	1,000	470,000
Distributions to non-controlling interest	(754,000)	754,000	—
Cash flows from financing activities related to discontinued operations:	14,409,000	—	14,409,000

Net cash provided by financing activities	14,124,000	755,000	14,879,000
Net decrease in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(3,267,000)	(1,264,000)	(4,531,000)

Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	1,102,000	-	1,102,000
Net decrease in cash and cash equivalents	(2,165,000)	(1,264,000)	(3,429,000)
Cash and cash equivalents at beginning of year	27,787,000	(1,640,000)	26,147,000

Cash and cash equivalents at end of period	$25,622,000	$(2,904,000)	$22,718,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended September 30, 2015:
Revenues:
Finance income, net	$5,070,000	$(40,000)	(5)	$5,030,000
Personal injury claims income	2,398,000	(2,398,000)	(2)	—
Disability fee income	523,000	—		523,000
Total revenues	7,991,000	(2,438,000)		5,553,000

Other income	465,000	(113,000)	(2)(7)	352,000
	8,456,000	(2,551,000)		5,905,000

Expenses:
General and administrative expenses	7,796,000	(1,032,000)	(2)(3)(6)(7)	6,764,000
(Earnings) loss from Equity Method Investment	—	(415,000)	(2)	(415,000)
	7,796,000	(1,447,000)		6,349,000

Income before tax from continuing operations	660,000	(1,104,000)		(444,000)
Income tax expense (benefit)	627,000	(694,000)	(9)	(67,000)
Income (loss) from continuing operations	33,000	(410,000)		(377,000)
Income net of tax from discontinued operations	1,211,000	(507,000)		704,000

Net income attributable to non-controlling interest	104,000	(104,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$1,140,000	$(813,000)		$327,000

Basic Earnings per common share:
Continuing operations	$(0.01)			$(0.03)
Discontinued operations	0.09			0.05
	$0.08			$0.02
Diluted Earnings per common share:
Continuing operations	$(0.01)			$(0.03)
Discontinued operations	0.09			0.05
	$0.08			$0.02

Weighted-average shares outstanding:
Basic	13,042,169			13,042,169
Diluted	13,323,796			13,323,796

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended December 31, 2013:
Revenues:
Finance income, net	$4,648,000	$(54,000)	(5)	$4,594,000
Personal injury claims income		—		—
Disability fee income		30,000	(8)	30,000
Total revenues	4,648,000	(24,000)		4,624,000

Other income	3,322,000	(2,812,000)	(2)	510,000
	7,970,000	(2,836,000)		5,134,000

Expenses:
General and administrative expenses	5,767,000	(533,000)	(2)(3)(6)(7)	5,234,000
Interest expense	9,000	—		9,000
(Earnings) loss from Equity Method Investment	—	(1,796,000)	(2)	(1,796,000)
	5,776,000	(2,329,000)		3,447,000

Income before tax from continuing operations	2,194,000	(507,000)		1,687,000
Income tax expense (benefit)	798,000	(143,000)	(9)	655,000
Income (loss) from continuing operations	1,396,000	(364,000)		1,032,000
Income net of tax from discontinued operations	—	—		—

Net income attributable to non-controlling interest	449,000	(449,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$947,000	$85,000		$1,032,000

Basic Earnings per common share:
Continuing operations	$0.07			$0.08
Discontinued operations	—			—
	$0.07			$0.08
Diluted Earnings per common share:
Continuing operations	$0.07			$0.08
Discontinued operations	—			—
	$0.07			$0.08

Weighted-average shares outstanding:
Basic	12,974,239			12,974,239
Diluted	13,200,084			13,200,084

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended December 31, 2013

	As Reported(1)	Adjustments	As Restated

Net Income	$947,000	$85,000	$1,032,000

Net unrealized securities loss, net of tax benefit of $58,000 during the 3 month period ended December 31, 2013	(66,000)	—	(66,000)
Reclassification adjustments for securities sold, net of tax benefit of $10,000 during the 3 month period ended December 31, 2013	(15,000)	—	(15,000)

Other comprehensive income (loss)	(81,000)	—	(81,000)

Total comprehensive income	$866,000	$85,000	$951,000

Consolidated Statements of Stockholders’ Equity As of December 31, 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$112,694,000	$(674,000)	$(17,805,000)	$—	$173,468,000

Exercise of options	—	—	—	—	—	—	—	—
Restricted common stock	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	418,000	—	—	—		418,000
Net income,	—	—	—	1,032,000	—	—		1,032,000
Unrealized gain on marketable securities	—	—	—	—	(66,000)	—	—	(66,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(15,000)	—	—	(15,000)
Foreign currency translation, net	—	—	—	—	—	—	—	—
CBC non-controlling interest	—	—		—	—	—	45,000	45,000

Balance, December 31, 2013, (as restated)	14,917,977	$149,000	$79,522,000	$113,726,000	$(755,000)	$(17,805,000)	$45,000	$174,882,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flows

	Three Months ended December 31, 2013
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Income from continuing operations	$947,000	$85,000	$1,032,000
Income (loss) from discontinued operations	—	—	—
Net income (loss)	947,000	85,000	1,032,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	150,000	—	150,000
Deferred income taxes	(446,000)	(306,000)	(752,000)
Stock based compensation	418,000	—	418,000
Loss on sale of available-for-sale securities	25,000	—	25,000
Pegasus non-controlling interest	449,000	(449,000)	—
(Earnings) loss from equity method investment	—	(1,796,000)	(1,796,000)
Changes in:
Prepaid and income taxes receivable	1,245,000	(41,000)	1,204,000
Due from third party collection agencies and attorneys	490,000	—	490,000
Other assets	(327,000)	402,000	75,000
Other liabilities	(736,000)	146,000	(590,000)
Changes in net assets and liabilities related to discontinued operations	—	(351,000)	(351,000)

Net cash provided by (used in) operating activities	2,215,000	(2,310,000)	(95,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(520,000)	—	(520,000)
Principal collected on consumer receivables acquired for liquidation	5,556,000	59,000	5,615,000
Purchase of available-for-sale securities	(5,618,000)	—	(5,618,000)
Proceeds from sales of available-for-sale securities	5,000,000	—	5,000,000
Decrease in equity method investment	—	5,384,000	5,384,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—	(5,588,000)
Investments in personal injury claims — advances	(4,519,000)	4,519,000	—
Investments in personal injury claims — receipts	9,788,000	(9,788,000)	—

Net cash provided by (used in) investing activities	4,099,000	174,000	4,273,000

Cash flows from financing activities:
Change in restricted cash	20,000	—	20,000
Distributions to non-controlling interest	(282,000)	282,000	—
Repayment of non-recourse debt – Bank of Montreal	(2,628,000)	—	(2,628,000)
Cash flows from financing activities related to discontinued operations:	(2,500,000)	—	(2,500,000)

Net cash (used in) provided by financing activities	(5,390,000)	282,000	(5,108,000)

Net increase (decrease) in cash and cash equivalents	924,000	(1,854,000)	(930,000)
Cash and cash equivalents at beginning of year	35,179,000	(989,000)	34,190,000

Cash and cash equivalents at end of period	$36,103,000	$(2,843,000)	$33,260,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended March 31, 2014:
Revenues:
Finance income, net	$5,070,000	$(59,000)	(5)	$5,011,000
Personal injury claims income	1,166,000	(1,166,000)	(2)	—
Disability fee income		86,000	(7)	86,000
Total revenues	6,236,000	(1,139,000)		5,097,000

Other income	491,000	(83,000)	(2)	408,000
	6,727,000	(1,222,000)		5,505,000

Expenses:
General and administrative expenses	6,768,000	(1,181,000)	(2)(3)(7)	5,587,000
Interest expense	6,000	—		6,000
(Earnings) loss from Equity Method Investment	—	25,000	(2)	25,000
	6,774,000	(1,156,000)		5,618,000

Income before tax from continuing operations	(47,000)	(66,000)		(113,000)
Income tax (benefit) expense	(26,000)	9,000	(9)	(17,000)
Loss from continuing operations	(21,000)	(75,000)		(96,000)
Income net of tax from discontinued operations	90,000	—		90,000

Net income attributable to non-controlling interest	(6,000)	6,000	(2)	—

Net income (loss) attributable to Asta Funding, Inc.	$75,000	$(81,000)		$(6,000)

Basic Earnings per common share:
Continuing operations	$0.00			$(0.01)
Discontinued operations	0.01			0.01
	$0.01			$0.00
Diluted Earnings per common share:
Continuing operations	$0.00			$(0.01)
Discontinued operations	0.01			0.01
	$0.01			$0.00

Weighted-average shares outstanding:
Basic	12,979,350			12,979,350
Diluted	13,209,314			12,979,350

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Six Months Ended March 31, 2014:
Revenues:
Finance income, net	$9,718,000	$(113,000)	(5)	$9,605,000
Personal injury claims income	1,166,000	(1,166,000)	(2)	—
Disability fee income	—	116,000	(7)	116,000
Total revenues	10,884,000	(1,163,000)		9,721,000

Other income	3,813,000	(2,895,000)	(2)	918,000
	14,697,000	(4,058,000)		10,639,000

Expenses:
General and administrative expenses	12,535,000	(1,714,000)	(2)(3)(7)	10,821,000
Interest expense	15,000	—		15,000
(Earnings) loss from Equity Method Investment	—	(1,771,000)	(2)	(1,771,000)
	12,550,000	(3,485,000)		9,065,000

Income before tax from continuing operations	2,147,000	(573,000)		1,574,000
Income tax (benefit) expense	772,000	(134,000)	(9)	638,000
Loss from continuing operations	1,375,000	(439,000)		936,000
Income net of tax from discontinued operations	90,000	—		90,000

Net income attributable to non-controlling interest	443,000	(443,000)	(2)	—

Net income (loss) attributable to Asta Funding, Inc.	$1,022,000	$4,000		$1,026,000

Basic Earnings per common share:
Continuing operations	$0.07			$0.07
Discontinued operations	0.01			0.01
	$0.08			$0.08
Diluted Earnings per common share:
Continuing operations	$0.07			$0.07
Discontinued operations	0.01			0.01
	$0.08			$0.08

Weighted-average shares outstanding:
Basic	12,976,766			12,976,766
Diluted	13,204,671			13,204,671

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended March 31, 2014

	As Reported(1)	Adjustments	As Restated
Net Income	$75,000	$(81,000)	$(6,000)

Net unrealized securities gain net of tax expense of $306,000 during the three months ended March 31, 2014	452,000	—	452,000
Reclassification adjustments for securities sold	—	—	—
Foreign currency translation	—	—	—

Other comprehensive income (loss)	452,000	—	452,000

Total comprehensive income	$527,000	$(81,000)	$446,000

Consolidated Statement of Comprehensive Income Six Months ended March 31, 2014

	As Reported(1)	Adjustments	As Restated
Net Income	$1,022,000	$4,000	$1,026,000

Net unrealized securities gain net of tax expense of $306,000 during the three month ended March 31, 2014	386,000	—	386,000
Reclassification adjustments for securities sold	(15,000)	—	(15,000)
Foreign currency translation	—	—	—

Other comprehensive income (loss)	371,000	—	371,000

Total comprehensive income	$1,393,000	$4,000	$1,397,000

Consolidated Statements of Stockholders’ Equity As of March 31, 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$112,694,000	$(674,000)	$(17,805,000)	$—	$173,468,000

Exercise of options	10,000	—	30,000	—	—	—	—	30,000
Restricted common stock	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	851,000	—	—	—		851,000
Net income,	—	—	—	1,026,000	—	—		1,026,000
Unrealized gain on marketable securities	—	—	—	—	386,000	—	—	386,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(15,000)	—	—	(15,000)
Foreign currency translation, net	—	—	—	—	—	—	—	—
Retirement of Treasury Stock	(1,943,738)	(19,000)	(17,786,000)			17,805,000		—
CBC non-controlling interest	—	—		—	—	—	65,000	65,000

Balance, March 31, 2014, (as restated)	12,984,239	$130,000	$62,199,000	$113,720,000	$(303,000)	$—	$65,000	$175,811,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flows

	Six Months ended March 31, 2014
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Loss from continuing operations	$932,000	$4,000	$936,000
Income from discontinued operations	90,000	—	90,000
Net income	1,022,000	4,000	1,026,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	300,000	—	300,000
Deferred income taxes	(863,000)	(441,000)	(1,304,000)
Stock based compensation	841,000	10,000	851,000
Loss on sale of available-for-sale securities	25,000	—	25,000
Pegasus non-controlling interest	443,000	(443,000)	—
(Earnings) loss from equity method investment	—	25,000	25,000
Changes in:		—
Prepaid and income taxes receivable	1,496,000	—	1,496,000
Due from third party collection agencies and attorneys	(385,000)	(11,000)	(396,000)
Other assets	(529,000)	104,000	(425,000)
Income taxes payable	201,000	283,000	484,000
Other liabilities	(417,000)	(223,000)	(640,000)
Changes in net assets and liabilities related to discontinued operations	(1,746,000)	(484,000)	(2,230,000)

Net cash provided by (used in) operating activities	388,000	(1,176,000)	(788,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(969,000)	—	(969,000)
Principal collected on consumer receivables acquired for liquidation	10,984,000	133,000	11,117,000
Purchase of available-for-sale securities	(15,920,000)	—	(15,920,000)
Proceeds from sales of available-for-sale securities	5,000,000	—	5,000,000
Increase in equity method investment	—	4,379,000	4,379,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—	(5,588,000)
Investments in personal injury claims — advances	(10,019,000)	10,019,000	—
Investments in personal injury claims — receipts	15,459,000	(15,459,000)	—
Cash flows from investing activities related to discontinued operations:	(1,366,000)	—	(1,366,000)

Net cash used in investing activities	(2,419,000)	(928,000)	(3,347,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	30,000	—	30,000
Change in restricted cash	167,000	—	167,000
Distributions to non-controlling interest	(680,000)	680,000	—
Repayment of non-recourse debt – Bank of Montreal	(4,982,000)		(4,982,000)
Cash flows from financing activities related to discontinued operations:	354,000	—	354,000

Net cash (used in) provided by financing activities	(5,111,000)	680,000	(4,431,000)
Net decrease in cash and cash equivalents including cash, cash equivalents classified within assets related to discontinued operations	(7,142,000)	(1,424,000)	(8,566,000)

Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	238,000	-	238,000
Net decrease in cash and cash equivalents	(6,904,000)	(1,424,000)	(8,328,000)
Cash and cash equivalents at beginning of year	35,179,000	(989,000)	34,190,000

Cash and cash equivalents at end of period	$28,275,000	$(2,413,000)	$25,862,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended June 30, 2014:
Revenues:
Finance income, net	$5,074,000	$(90,000)	(5)	$4,984,000
Personal injury claims income	1,779,000	(1,779,000)	(2)	—
Disability fee income	—	137,000	(7)	137,000
Total revenues	6,853,000	(1,732,000)		5,121,000

Forgiveness of non-recourse debt	26,101,000	—		26,101,000
Other income	336,000	(136,000)	(7)	200,000
	33,290,000	(1,868,000)		31,422,000

Expenses:
General and administrative expenses	5,837,000	(1,513,000)	(2)(3)(7)(8)	4,324,000
Interest expense	3,000	—		3,000
Impairments of consumer receivables acquired for liquidation	19,591,000	—		19,591,000
(Earnings) loss from Equity Method Investment	—	(215,000)	(2)	(215,000)
	25,431,000	(1,728,000)		23,703,000

Income before tax from continuing operations	7,859,000	(140,000)		7,719,000
Income tax expense (benefit)	3,032,000	(48,000)	(9)	2,984,000
Income (loss) from continuing operations	4,827,000	(92,000)		4,735,000
Income net of tax from discontinued operations	(87,000)	1,000		(86,000)

Net income attributable to non-controlling interest	53,000	(53,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$4,687,000	$(38,000)		$4,649,000

Basic Earnings per common share:
Continuing operations	$0.37			$0.36
Discontinued operations	(0.01)			(0.01)
	$0.36			$0.35
Diluted Earnings per common share:
Continuing operations	$0.36			$0.36
Discontinued operations	(0.01)			(0.01)
	$0.35			$0.35

Weighted-average shares outstanding:
Basic	12,984,882			12,984,882
Diluted	13,214,703			13,214,703

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Nine Months Ended June 30, 2014:
Revenues:
Finance income, net	$14,792,000	$(203,000)	(5)	$14,589,000
Personal injury claims income	2,945,000	(2,945,000)	(2)	—
Disability fee income	—	253,000	(7)	253,000
Total revenues	17,737,000	(2,895,000)		14,842,000

Forgiveness of non-recourse debt	26,101,000	—		26,101,000
Other income	4,149,000	(3,031,000)	(7)	1,118,000
	47,987,000	(5,926,000)		42,061,000

Expenses:
General and administrative expenses	18,372,000	(3,227,000)	(2)(3)(7)(8)	15,145,000
Interest expense	18,000	—		18,000
Impairments of consumer receivables acquired for liquidation	19,591,000	—		19,591,000
(Earnings) loss from Equity Method Investment	—	(1,986,000)	(2)	(1,986,000)
	37,981,000	(5,213,000)		32,768,000

Income before tax from continuing operations	10,006,000	(713,000)		9,293,000
Income tax expense (benefit)	3,804,000	(182,000)	(9)	3,622,000
Income (loss) from continuing operations	6,202,000	(531,000)		5,671,000
Income net of tax from discontinued operations	3,000	1,000		4,000

Net income attributable to non-controlling interest	496,000	(496,000)	(2)	—

Net income attributable to Asta Funding, Inc.	$5,709,000	$(34,000)		$5,675,000

Basic Earnings per common share:
Continuing operations	$0.44			$0.44
Discontinued operations	0.00			0.00
	$0.44			$0.44
Diluted Earnings per common share:
Continuing operations	$0.43			$0.43
Discontinued operations	0.00			0.00
	$0.43			$0.43

Weighted-average shares outstanding:
Basic	12,979,472			12,979,472
Diluted	13,208,015			13,208,015

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Comprehensive Income Three Months ended June 30, 2014

	As Reported(1)	Adjustments	As Restated
Net Income	$4,687,000	$(38,000)	$4,649,000

Net unrealized securities gain net of tax expense of $263,000 during the three months ended June 30, 2014.	394,000	—	394,000
Reclassification adjustments for securities sold, net of tax benefit of $47,000 during the three months ended June 30, 2014.	(69,000)	—	(69,000)
Foreign currency translation	—	(4,000)	(4,000)

Other comprehensive income (loss)	325,000	(4,000)	321,000

Total comprehensive income	$5,012,000	$(42,000)	$4,970,000

Consolidated Statement of Comprehensive Income Nine Months ended June 30, 2014

	As Reported(1)	Adjustments	As Restated
Net Income	$5,709,000	$(34,000)	$5,675,000

Net unrealized securities gain net of tax expense of $263,000 during the three month ended June 30, 2014.	780,000	—	780,000
Reclassification adjustments for securities sold, net of tax benefit of $47,000 during the three month ended June 30, 2014.	(84,000)	—	(84,000)
Foreign currency translation	—	(4,000)	(4,000)

Other comprehensive income (loss)	696,000	(4,000)	692,000

Total comprehensive income	$6,405,000	$(38,000)	$6,367,000

Consolidated Statements of Stockholders’ Equity As of June 30, 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2013	14,917,977	$149,000	$79,104,000	$112,694,000	$(674,000)	$(17,805,000)	$—	$173,468,000

Exercise of options	11,500	—	40,000	—	—	—	—	40,000
Restricted common stock	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	1,368,000	—	—	—		1,368,000
Net income,	—	—	—	5,675,000	—	—		5,675,000
Unrealized gain on marketable securities	—	—	—	—	780,000	—	—	780,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(84,000)	—	—	(84,000)
Foreign currency translation, net	—	—	—	—	(4,000)	—	—	(4,000)
Retirement of Treasury Stock	(1,943,738)	(19,000)	(17,786,000)			17,805,000		—
CBC non-controlling interest	—	—		—	—	—	31,000	31,000

Balance, June 30, 2014, (as restated)	12,985,739	$130,000	$62,726,000	$118,369,000	$18,000	$—	$31,000	$181,274,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Cash Flows

	Nine Months ended June 30, 2014
	As Reported(1)	Adjustments	As Restated
Cash flows from operating activities:
Income (loss) from continuing operations	$5,706,000	$(35,000)	$5,671,000
Income from discontinued operations	3,000	1,000	4,000
Net income (loss)	5,709,000	(34,000)	5,675,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	450,000	—	450,000
Deferred income taxes	(773,000)	(2,867,000)	(3,640,000)
Impairments of consumer receivables acquired for liquidation	19,591,000	1,000	19,592,000
Stock based compensation	1,290,000	78,000	1,368,000
Loss on sale of available-for-sale securities	141,000	—	141,000
Pegasus non-controlling interest	496,000	(496,000)	—
Forgiveness of non-recourse debt	(26,101,000)	—	(26,101,000)
(Earnings) loss from equity method investment	—	(215,000)	(215,000)
Changes in:
Prepaid and income taxes receivable	1,496,000	—	1,496,000
Due from third party collection agencies and attorneys	31,000	(197,000)	(166,000)
Other assets	(596,000)	138,000	(458,000)
Income taxes payable	3,084,000	2,659,000	5,743,000
Other liabilities	(119,000)	(584,000)	(703,000)
Changes in net assets and liabilities related to discontinued operations	(2,921,000)	39,000	(2,882,000)

Net cash provided by (used in) operating activities	1,778,000	(1,478,000)	300,000

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(3,702,000)		(3,702,000)
Principal collected on consumer receivables acquired for liquidation	15,950,000	339,000	16,289,000
Principal collected on consumer receivable accounts represented by account sales	1,000	2,000	3,000
Purchase of available-for-sale securities	(19,845,000)	—	(19,845,000)
Proceeds from sales of available-for-sale securities	8,684,000	—	8,684,000
Increase in equity method investment	—	3,876,000	3,876,000
Cash paid for acquisition (net of cash acquired)	(5,588,000)	—	(5,588,000)
Investments in personal injury claims — advances	(16,392,000)	16,392,000	—
Investments in personal injury claims — receipts	20,417,000	(20,417,000)	—
Cash flows from investing activities related to discontinued operations	(2,541,000)	—	(2,541,000)

Net cash used in investing activities	(3,016,000)	192,000	(2,824,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	40,000	—	40,000
Change in restricted cash	968,000	—	968,000
Distributions to non-controlling interest	(837,000)	837,000	—
Repayment of non-recourse debt – Bank of Montreal	(9,659,000)		(9,659,000)
Cash flows from financing activities related to discontinued operations:	1,571,000	—	1,571,000

Net cash (used in) provided by financing activities	(7,917,000)	837,000	(7,080,000)
Net decrease in cash and cash equivalents including cash, cash equivalents classified within assets related to discontinued operations	(9,155,000)	(449,000)	(9,604,000)

Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(7,000)	-	(7,000)
Net decrease in cash and cash equivalents	(9,162,000)	(449,000)	(9,611,000)
Cash and cash equivalents at beginning of year	35,179,000	(989,000)	34,190,000

Cash and cash equivalents at end of period	$26,017,000	$(1,438,000)	$24,579,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

Consolidated Statement of Operations

	As Reported(1)	Adjustments		As Restated
Three Months Ended September 30, 2014:
Revenues:
Finance income, net	$5,074,000	$(59,000)	(5)	$5,015,000
Personal injury claims income	1,411,000	(1,411,000)	(2)	—
Disability fee income	125,000	—		125,000
Total revenues	6,610,000	(1,470,000)		5,140,000

Other income	279,000	—		279,000
	6,889,000	(1,470,000)		5,419,000

Expenses:
General and administrative expenses	6,459,000	(1,074,000)	(2)(3)(6)(7)	5,385,000
(Earnings) loss from Equity Method Investment	—	55,000	(2)	55,000
	6,459,000	(1,019,000)		5,440,000

Income before tax from continuing operations	430,000	(451,000)		(21,000)
Income tax expense (benefit)	590,000	(73,000)	(9)	517,000
Income (loss) from continuing operations	(160,000)	(378,000)		(538,000)
Income net of tax from discontinued operations	314,000	53,000		367,000

Net (loss) income attributable to non-controlling interest	(38,000)	38,000	(2)	—

Net income (loss) attributable to Asta Funding, Inc.	$192,000	$(363,000)		$(171,000)

Basic Earnings per common share:
Continuing operations	$(0.01)			$(0.04)
Discontinued operations	0.02			0.03
	$0.01			$(0.01)
Diluted Earnings per common share:
Continuing operations	$(0.01)			$(0.04)
Discontinued operations	0.02			0.03
	$0.01			$(0.01)

Weighted-average shares outstanding:
Basic	12,985,838			12,985,838
Diluted	13,199,636			13,199,636

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE S — SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited and Restated) (continued)

The following item was not a restatement adjustment to the consolidated financial statements, instead was a change in presentation:

1.

The "As Reported" amounts in the tables above represent the amounts reported in the original Form 10-Q's, filed with the SEC, adjusted in its presentation for the discontinued operations of the Company's wholly-owned subsidiary CBC Settlement Funding, LLC, which was sold on December 13, 2017 (see Note V – Subsequent events).

The following restatement adjustments were made to the consolidated financial statements above, see Note A - Restatement of Previously reported consolidated financial statements, for a detailed explanation of the adjustments, as indicated:

2.

In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Periods, the Company has corrected the presentation and has now accounted for its investment in Pegasus under the equity method in accordance with US GAAP.

3.	Adjustment to reflect the proper accounting for certain foreign currency transactions under ASC 830.

4.

To reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements for the year ended September 30, 2016. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of FASB Accounting Standards Codification ("ASC"), Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822-10-50-28 through 50-22).

5.	To properly record certain unallocated payments reported on its consolidated balance sheet properly during the Non-Reliance Periods.

6.	To properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015.

7.	Adjustment to properly record various accruals at the balance sheet date.

8.	To properly record previous transactions that had been recorded to incorrect accounts and/or in improper amounts.

9.	Income tax provision adjustments for impact on restatement.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE T — SEGMENT REPORTING (restated)

The Company operates through strategic business units that are aggregated into three continuing reportable segments: Consumer receivables, Personal injury claims and disability advocacy. The three reportable segments consist of the following:

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

•

Personal Injury Claims (Equity Method of Accounting) – Pegasus purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia will commence funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE T — SEGMENT REPORTING (restated) (continued)

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes, other assets and assets related to discontinued operations.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Corporate (3)	(Equity Investment) Personal Injury Claims(2)	Total
Fiscal Year Ended September 30,
2016:
Revenues	$18.9	$4.0	$—	$—	$22.9
Other income	—	—	1.7	—	1.7
Segment profit (loss)	14.2	(7.3)	(11.7)	10.5	5.7
Segment assets(1) (4)	18.9	2.0	185.5	48.6	255.0
2015:
Revenues	20.6	1.4	—	—	22.0
Other income	—	—	1.6	—	1.6
Segment profit (loss)	16.3	(5.8)	(11.3)	(0.1)	(0.9)
Segment assets(1) (4)	21.5	2.6	175.4	40.8	240.3
2014:
Revenues	19.6	0.4	—	—	20.0
Other income	26.1	—	1.4	—	27.5
Segment profit (loss)	22.9	(2.7)	(12.8)	1.9	9.3
Segment assets(1) (4)	36.4	1.0	145.5	34.3	217.2

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet and excludes assets from discontinued operations.
(2)

The Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment, and the carrying value of the investment is included in segment assets.

(3)

Corporate is not part of the three reportable segments, as certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expense are reflected in corporate.

(4)	The Company has included assets related to discontinued operations under Corporate. See Note C - Discontinued Operations in the Company's notes to consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE U - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (restated)

Accumulated other comprehensive income (loss) consists of:

	2016			2015			2014
	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities
Beginning Balance	$(205,000)	$225,000	$20,000	$142,000	$3,000	$145,000	$(674,000)

Change in unrealized gains (losses) on foreign currency translation, net	-	(46,000)	(46,000)	-	222,000	222,000	3,000
Change in unrealized gains (losses) on marketable securities	867,000	-	867,000	(254,000)		(254,000)	900,000
Amount reclassified from accumulated other comprehensive income	(38,000)	-	(38,000)	(93,000)		(93,000)	(84,000)

Net current-period other comprehensive income	829,000	(46,000)	783,000	(347,000)	222,000	(125,000)	819,000

Ending balance	$624,000	$179,000	$803,000	$(205,000)	$225,000	$20,000	$145,000

NOTE V — SUBSEQUENT EVENTS

Mangrove Matter

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

The tender offer expired on February 15, 2017, at 11:59 p.m., New York City time. Based on the final count by American Stock Transfer & Trust Company, LLC ("AMSTOCK"), the depositary for the tender offer, a total of approximately 6,022,253 shares of the Company’s common stock were validly tendered and not validly withdrawn. Because the tender offer was oversubscribed by 708,244 shares, the Company purchased only a prorated portion of the shares properly tendered by each tendering stockholder. The depositary had informed the Company that the final proration factor for the tender offer was approximately 88.24% of the shares validly tendered and not validly withdrawn. AMSTOCK promptly issued payment for the 5,314,009 shares accepted pursuant to the tender offer and returned all other shares tendered and not purchased. The shares acquired represented approximately 44.7% of the total number of shares of the Company’s common stock issued and outstanding as of February 6, 2017. As a result of this tender offer, the Company recorded during the second quarter of fiscal year 2017 an additional $54.2 million in treasury stock, and $797,000 was charged to general and administrative expenses in the consolidated statements of operations which represent the excess of the current market price of the Company’s common stock on January 18, 2017 of $10.20 per share. Additionally, the Ricky Stern Family 2012 Trust (as Gary Stern's permitted assignee), acquired 471,086 Shares under the Purchase Agreement on March 10, 2017 for $4.9 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE V — SUBSEQUENT EVENTS (restated) (continued)

Simia

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

As of July 17, 2017, Mr. Preece was no longer employed as Chief Executive Officer of Simia. On an interim basis Gary Stern, Chairman, Chief Executive Officer and President of the Company, assumed the responsibilities of Simia’s Chief Executive Officer.

Pegasus

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. Pegasus is currently the Company’s personal injury claims funding business. The Company and PLF have decided not to renew the Pegasus joint venture that, by its terms, terminates on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

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

On January 12, 2018, the Company, ASFI and Fund Pegasus entered into a Settlement Agreement and Release (the “Settlement Agreement”) by and among the Company, ASFI, Fund Pegasus, Pegasus, the Seller, Max Alperovich, Alexander Khanas, Larry Stoddard, III, Louis Piccolo and A.L. Piccolo & Co., Inc., a New York corporation. The Settlement Agreement releases certain claims in exchange for, among other things, the parties' entry into the Purchase Agreement.

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”).  Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus Funding, LLC (“Pegasus”), which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1,800,000. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus.

As a result of the purchase of the Seller’s 20% interest in Pegasus on January 12, 2018 under the Purchase Agreement, beginning with the quarter ended March 31, 2018, the Company will consolidate the financial statements of Pegasus.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

NOTE V — SUBSEQUENT EVENTS (restated) (continued)

CBC Discontinued Operations

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC, its wholly owned subsidiary engaging in structured settlements, for an aggregate purchase price of approximately $10.5 million. Of the aggregate purchase price, approximately $4.49 million was paid in cash, and $5.75 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees.  The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC.

As a result of this sale all prior periods presented in the Company's consolidated financial statements will account for CBC as a discontinued operation.  This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

Legal Matters

On November 24, 2017, the Company paid $0.8 million as a settlement in conjunction with the lawsuit filed against the Company in Montana state court alleging, fraud and abuse of process arising from the Company's business relationship with an entity that finances divorce proceedings.  See Note L - Commitments and Contingencies.

During fiscal year 2018, a competitor of CBC alleged that CBC had unlawfully purchased certain of the competitor's trade secrets and customer lists from intermediaries who allegedly arranged and/or paid for said materials from the competitor.  CBC denied any wrongdoing and disclaimed liability.  The parties settled the matter for a payment by the Company of $0.5 million on or about November 22, 2017, in exchange for a complete release; which amount was recorded in fiscal year 2018.

On January 23, 2018, the Company paid $2.3 million as a global settlement in conjunction with the punitive class action complaint filed against the Company, and one of its third-party law firm servicers.  This payment represented the Company's portion of the total settlement of $4.6 million, which was split with the third-party law firm.

Stockholder Rights Agreement

On May 5, 2017, the Board of the Company adopted a stockholder rights plan (the “Rights Agreement”), pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend was declared to the stockholders of record at the close of business on May 15, 2017.  Each Right entitles the holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $28.60, subject to certain adjustments.

The Rights generally become exercisable on the earlier of (i) ten business days after any person or group obtains beneficial ownership of 10% or more of the Company’s outstanding common stock (an “Acquiring Person”), or (ii) ten business days after commencement of a tender or exchange offer resulting in any person or group becoming an Acquiring Person.

The exercise price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution.  In the event that, after a person or a group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction (or 50% or more of the Company’s assets or earning power are sold), proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the exercise price. The Company may redeem the Rights at any time before a person or group becomes an Acquiring Person at a price of $0.01 per Right, subject to adjustment. At any time after any person or group becomes an Acquiring Person, the Company may generally exchange each Right in whole or in part at an exchange ratio of one shares of common stock per outstanding Right, subject to adjustment.  The Rights and Rights Agreement expired on June 1, 2018.

Special Dividend

On February 5, 2018, the Board of Directors of the Company declared a special cash dividend in the amount of $5.30 per share with respect to its Common Stock, payable on February 28, 2018 to holders of record of the Company’s Common Stock at the close of business on February 16, 2018, with an ex-dividend date of March 1, 2018.  The aggregate payment to shareholders was approximately $35 million.

IRS Examination

The Company's amended federal tax return for the year ended September 30, 2014 and 2015 is currently being audited by the Internal Revenue Service.

US Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction is expected to have a significant impact on our provisions for income taxes for periods beginning after September 30, 2017, including a one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. While we have not yet determined the net amount of the revaluation, we expect that it will be a significant component of our income tax provision for the first quarter of fiscal 2018.

Nasdaq

On September 4, 2018, the Company received notice from Nasdaq that the Panel determined to continue the listing of the Company’s common stock while it works to file all restated and delayed periodic reports due to be filed with the SEC, as discussed in the Company’s Current Reports on Form 8-K filed with the SEC on January 18, 2018, May 16, 2018 and August 15, 2018.  More specifically, on or before November 30, 2018, the Company must be current with all SEC periodic public filings, which will include each Quarterly Report on Form 10-Q for the periods ended December 31, 2017, March 31, 2018 and June 30, 2018.  The Company is also required to provide the Panel with updates of material events that occur during the exception period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 17, 2018

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern	Chairman of the Board, President, and Chief Executive	September 17, 2018
Gary Stern	Officer

/s/ Bruce R. Foster	Chief Financial Officer	September 17, 2018
Bruce R. Foster	(Principal Financial Officer and Accounting Officer)

/s/ David Slackman	Director	September 17, 2018
David Slackman

/s/ Louis A. Piccolo	Director	September 17, 2018
Louis A. Piccolo

/s/ Mark Levenfus	Director	September 17, 2018
Mark Levenfus

/s/ Timothy H. Bishop	Director	September 17, 2018
Timothy H. Bishop