Form 10-Q/A
period 2016-12-31
ASTA FUNDING INC
filed 2018-09-18
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment # 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 14, 2018, the registrant had 6,685,415 common shares outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Asta Funding, Inc. (“Asta” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on January 18, 2018, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Audit Committee of the Board (the “Audit Committee”), determined that the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, and the interim periods contained therein, as well as the Company’s unaudited consolidated financial statements for the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, could no longer be relied upon.

On September 17, 2018, the Company filed an Annual Report on Form 10-K/A (the “Form 10-K/A”) to amend and restate the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, as well as the interim periods contained therein. The Company is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to amend and restate the Company’s previously issued financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (the “Non-Reliance Period”), which was originally filed with the SEC on February 9, 2017 (the “Original Form 10-Q”), and restated on May 26, 2017 (the “Restated Form 10-Q/A”). The Company expects to file, at a later time, amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Prior period amounts have already been restated in the Company's Form 10-K/A and, accordingly have not been restated in this Amendment.

Restatement Background

On January 11, 2018, after discussions with the Audit Committee, management re-evaluated the Company's historical conclusion to consolidate Pegasus Funding, LLC (“Pegasus”). Management has determined that the Company lacked the requisite control to consolidate Pegasus in its historical periods in accordance with Accounting Standards Codification (“ASC”) 810 “Consolidation.” Management also determined that the Company's previous treatment for certain foreign currency matters under ASC 830 “Foreign Currency Matters” was not appropriate. As such, the Company has subsequently revised its investment in Pegasus to the equity method, including the underlying reserve methodology; and has adjusted its financial statements to reflect the proper accounting for certain foreign currency transactions. Additionally, the Company corrected the financial statements for additional known errors consisting of (i) the adjustment of various accruals, (ii) the fair value of structured settlements, (iii) accounting for unallocated payments, and (iv) the tax effects of the adjustments mentioned above.

The following errors were identified as part of the restatement. See Note 1 – Restatement of Financial Statements in the Company’s notes to consolidated financial statements for further details.

1.

In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Period, the Company has now accounted for its investment in Pegasus under the equity method in accordance with accounting principles generally accepted in the United States (“US GAAP”).

2.

The Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with US GAAP. The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under ASC 830.

3.

Prior to the sale of its structured settlement business, the Company purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company's structured settlements. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of FASB ASC, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822-10-50-28 through 50-22).

4.	The Company determined that it had not accounted for certain unallocated payments reported on its consolidated balance sheet properly.

5.	The Company discovered that it did not properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015 with a related party.

6.	The Company identified other transactions that had not been properly accounted for in the correct period and/or for improper amounts and/or improper accounts.

7.	The Company identified the personal injury claims asset balance of Pegasus was determined to be understated.

8.	Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, our Chief Executive Officer and Chief Financial Officer determined that there were deficiencies in the Company’s internal control over financial reporting that constituted material weaknesses at December 31, 2016. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2016, as discussed in Item 4 of this Amendment.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Form 10-Q in its entirety, as amended and restated by the Restated Form 10-Q/A, and as further modified and adjusted to reflect the restatement described above. In addition to such changes, this Amendment also includes: (i) revisions in presentation for the discontinued operations of the Company’s structured settlement business, which was sold on December 13, 2017; and (ii) updates to the Company’s subsequent events disclosure included in Note 20 to the Consolidated Financial Statements (collectively, with (i) above, the “Subsequent Events”).

In accordance with applicable SEC rules, this Amendment also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the filing date of this Amendment. Aside from the foregoing items, this Amendment has not modified the Original Form 10-Q, as amended by the Restated Form 10-Q/A, other than to correct immaterial items and certain errors in the exhibit index, and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to the date of the Original Form 10-Q, February 9, 2017, except as noted above with respect to the Subsequent Events.

Accordingly, this Amendment amends and restates the following items of the Original Form 10-Q, as amended and restated by the Restated Form 10-Q/A:

●	Part I – Item 1. Financial Information.
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.
●	Part I – Item 4. Controls and Procedures.
●	Part II – Item 1A. Risk Factors.
●	Part II – Item 6. Exhibits.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements (restated)

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousands, except share data)

	December 31, 2016 (Unaudited) (Restated)	September 30, 2016
ASSETS
Cash and cash equivalents	$3,696,000	$6,282,000
Restricted cash	8,165,000	10,000,000
Available for sale investments (at fair value)	55,045,000	56,763,000
Consumer receivables acquired for liquidation (at net realizable value)	13,462,000	13,427,000
Other investments, net	3,354,000	3,590,000
Due from third party collection agencies and attorneys	1,004,000	1,050,000
Prepaid and income taxes receivable	4,896,000	714,000
Furniture and equipment, net	176,000	196,000
Equity method investment	49,141,000	48,582,000
Deferred income taxes	15,327,000	14,903,000
Goodwill	1,410,000	1,410,000
Other assets	6,281,000	6,585,000
Assets related to discontinued operations	94,526,000	91,506,000
Total assets	$256,483,000	$255,008,000
LIABILITIES
Other liabilities	$4,731,000	$3,987,000
Liabilities related to discontinued operations	74,169,000	69,238,000
Total liabilities	78,900,000	73,225,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at December 31, 2016 and September 30, 2016; and outstanding 11,876,224 at December 31, 2016 and September 30, 2016	133,000	133,000
Additional paid-in capital	67,028,000	67,034,000
Retained earnings	123,792,000	126,738,000
Accumulated other comprehensive (loss) income	(445,000)	803,000
Treasury stock (at cost) 1,460,284 shares at December 31, 2016 and September 30, 2016	(12,925,000)	(12,925,000)
Total stockholders’ equity	177,583,000	181,783,000
Total liabilities and stockholders’ equity	$256,483,000	$255,008,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months Ended December 31, 2016 (Restated)	Three Months Ended December 31, 2015
Revenues:
Finance income, net	$4,095,000	$5,106,000
Disability fee income	1,354,000	659,000
Total revenues	5,449,000	5,765,000
Other income — includes ($45,000) and ($31,000) during the three month periods ended December 31, 2016 and 2015, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities	451,000	392,000
	5,900,000	6,157,000
Expenses:
General and administrative	7,295,000	5,729,000
Earnings from equity method investment	(404,000)	(1,494,000)
	6,891,000	4,235,000

(Loss) income from continuing operations before income tax	(991,000)	1,922,000
Income tax expense — includes tax benefit of $18,000 and $11,000 during the three month periods ended December 31, 2016 and 2015, respectively, of accumulated other comprehensive income reclassifications for unrealized net (losses) / gains on available for sale securities	697,000	631,000
Net (loss) income from continuing operations	(1,688,000)	1,291,000

Net (loss) income from discontinued operations, net of income tax	(1,258,000)	272,000

Net (loss) income	$(2,946,000)	$1,563,000

Net (loss) income per basic shares:
Continuing operations	$(0.14)	$0.11
Discontinued operations	(0.11)	0.02
	(0.25)	0.13
Net (loss) income per diluted shares:
Continuing operations	(0.14)	0.11
Discontinued operations	(0.11)	0.02
	$(0.25)	$0.13

Weighted average number of common shares outstanding:
Basic	11,876,224	12,155,421
Diluted	11,876,224	12,431,886

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

December 31, 2016 and 2015

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended December 31, 2016 (Restated)	Three Months Ended December 31, 2015
Comprehensive (loss) income is as follows:
Net (loss) income	$(2,946,000)	$1,563,000
Net unrealized securities (loss) gain, net of tax benefit/ (expense) of $826,000 and ($190,000) during the three month periods ended December 31, 2016 and 2015, respectively.	(1,239,000)	330,000
Reclassification adjustments for securities sold, net of tax benefit of $18,000 and $11,000 during the three month periods ended December 31, 2016 and 2015, respectively.	(27,000)	(20,000)
Foreign currency translation, net of tax benefit (expense) of ($12,000) and ($9,000) during the three month periods ended December 31, 2016 and 2015, respectively.	18,000	14,000
Other comprehensive (loss) income	(1,248,000)	324,000
Total comprehensive (loss) income	$(4,194,000)	$1,887,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

Three months ended December 31, 2016 (restated):

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2016, as previously reported	13,336,508	$133,000	$67,034,000	$126,738,000	$803,000	$(12,925,000)	$—	$181,783,000
Stock based compensation expense	—	—	(6,000)	—	—	—	—	(6,000)
Net loss	—	—	—	(2,946,000)	—	—	—	(2,946,000)
Amount reclassified from other comprehensive loss	—	—	—	—	(27,000)	—	—	(27,000)
Unrealized (loss) on marketable securities, net	—	—	—	—	(1,239,000)	—	—	(1,239,000)
Foreign currency translation, net	—	—	—	—	18,000	—	—	18,000
Balance, December 31, 2016, restated	13,336,508	$133,000	$67,028,000	$123,792,000	$(445,000)	$(12,925,000)	$—	$177,583,000

Three months ended December 31, 2015:

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,049,000	$119,165,000	$20,000	$(1,751,000)	$793,000	$183,407,000
Stock based compensation expense	—	—	278,000	—	—	—	—	278,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	1,563,000	—	—	—	1,563,000
Amount reclassified from other comprehensive loss	—	—	—	—	(20,000)	—	—	(20,000)
Unrealized gain on marketable securities, net	—	—	—	—	330,000	—	—	330,000
Purchase of treasury stock	—	—	—	—	—	(7,180,000)	—	(7,180,000)
Foreign currency translation, net	—	—	—	—	14,000	—	—	14,000
Purchase of subsidiary shares from non-controlling interest	—	—	(903,000)	—	—	—	(793,000)	(1,696,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Balance, December 31, 2015	13,189,977	$132,000	$65,423,000	$120,728,000	$344,000	$(8,931,000)	$—	$177,696,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended
	December 31, 2016 (Restated)	December 31, 2015
Cash flows from operating activities:
Net (loss) income from continuing operations	$(1,688,000)	$1,291,000
Net (loss) income from discontinued operations	(1,258,000)	272,000
Net (loss) income	$(2,946,000)	$1,563,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	26,000	90,000
Deferred income taxes	420,000	95,000
Stock based compensation	(6,000)	278,000
Loss on sale of available-for-sale securities	45,000	31,000
Unrealized gain on other investments	(18,000)	(62,000)
Unrealized foreign exchange loss on other investments	254,000	118,000
Earnings from equity method investment	(404,000)	(1,494,000)
Changes in:
Prepaid and income taxes receivable	(4,182,000)	819,000
Due from third party collection agencies and attorneys	40,000	352,000
Other assets	307,000	(2,360,000)
Other liabilities	761,000	(493,000)
Net cash provided by (used in) operating activities of discontinued operations	369,000	(479,000)
Net cash used in operating activities	(5,334,000)	(1,542,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,213,000)	(6,051,000)
Principal collected on receivables acquired for liquidation	2,129,000	2,299,000
Purchase of available-for-sale securities	(7,568,000)	(7,136,000)
Proceeds from sale of available-for-sale securities	7,132,000	12,303,000
Purchase of non-controlling interest	—	(800,000)
(Increase) decrease in equity method investment	(155,000)	5,827,000
Capital expenditures	(6,000)	—
Net cash used in investing activities of discontinued operations	(2,632,000)	(2,544,000)
Net cash (used in) provided by investing activities	(3,313,000)	3,898,000
Cash flows from financing activities:
Purchase of treasury stock	—	(7,180,000)
Net cash provided by financing activities of discontinued operations	4,131,000	4,306,000
Net cash provided by (used in) financing activities	4,131,000	(2,874,000)
Foreign currency effect on cash	52,000	—
Net decrease in cash, cash equivalents and restricted cash including cash, cash equivalents classified within assets related to discontinued operations	(4,464,000)	(518,000)
Less: net increase (decrease) in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	43,000	(312,000)
Net decrease in cash, cash equivalents and restricted cash	(4,421,000)	(830,000)
Cash, cash equivalents and restricted cash at beginning of period	16,282,000	19,947,000
Cash, cash equivalents and restricted cash at end of period	$11,861,000	$19,117,000
Supplemental disclosure of cash flow information:
Continuing operations:
Cash paid for: Income taxes	$6,200,000	—
Discontinued operations:
Cash paid for: Interest	$914,000	763,000
Supplemental disclosure of non-cash flow investing activities:
Discontinued operations:
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements

The following tables summarize the effects of the restatements on the specific items presented in the Company’s consolidated financial statements previously included in the Restated Form 10-Q/A:

	Consolidated Balance Sheet
	December 31, 2016
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$4,770,000	$(1,065,000)	$(9,000)	(2)(6)	$3,696,000
Restricted cash	8,165,000	—	—		8,165,000
Available for sale investments (at fair value)	55,045,000	—	—		55,045,000
Consumer receivables acquired for liquidation (at net realizable value)	13,243,000	—	219,000	(2)	13,462,000
Investment in personal injury claims, net	47,875,000	(47,875,000)	—		—
Other investments, net	3,354,000	—	—		3,354,000
Due from third party collection agencies and attorneys	1,035,000	—	(31,000)	(2)	1,004,000
Prepaid and income taxes receivable	5,267,000	—	(371,000)	(8)	4,896,000
Furniture and equipment, net	176,000	—	—		176,000
Equity method investment	—	48,720,000	421,000	(7)	49,141,000
Deferred income taxes	16,585,000	—	(1,258,000)	(2)(8)	15,327,000
Goodwill	1,410,000	—	—		1,410,000
Other assets	6,203,000	(109,000)	187,000	(2)	6,281,000
Assets related to discontinued operations	94,335,000	—	191,000	(5)(6)	94,526,000
Total assets	$257,463,000	$(329,000)	$(651,000)		$256,483,000
LIABILITIES
Other liabilities	5,666,000	(1,133,000)	198,000	(2)	4,731,000
Liabilities related to discontinued operations	73,516,000	—	653,000	(5)	74,169,000
Total liabilities	79,182,000	(1,133,000)	851,000		78,900,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—		—
Common stock	133,000	—	—		133,000
Additional paid-in capital	67,020,000	—	8,000	(6)	67,028,000
Retained earnings	126,406,000	—	(2,614,000)	(2)(3) (4)(5) (6)(7)(8)	123,792,000
Accumulated other comprehensive loss	(1,549,000)	—	1,104,000	(2)	(445,000)
Treasury stock (at cost)	(12,925,000)	—	—		(12,925,000)
Non-controlling interest	(804,000)	804,000	—		—
Total stockholders’ equity	178,281,000	804,000	(1,502,000)		177,583,000

Total liabilities and stockholders’ equity	$257,463,000	$(329,000)	$(651,000)		$256,483,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

Consolidated Statement of Operations

For the Three Months Ended December 31, 2016

	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Revenues:
Finance income, net	$4,001,000	$—	$94,000	(2)	$4,095,000
Personal injury claims income	2,302,000	(2,302,000)	—
Disability fee income	1,354,000	—	—		1,354,000
Total revenues	7,657,000	(2,302,000)	94,000		5,449,000

Other income	544,000	—	(93,000)	(2)	451,000
	8,201,000	(2,302,000)	1,000		5,900,000

General and administrative	9,556,000	(2,195,000)	(66,000)	(2)(6)	7,295,000
Interest	2,000	(2,000)	—		—
Earnings from equity method investment	—	(84,000)	(320,000)	(7)	(404,000)
	9,558,000	(2,281,000)	(386,000)		6,891,000

(Loss) from continuing operations before income tax	(1,357,000)	(21,000)	387,000		(991,000)
Income tax (benefit)/expense	(555,000)	—	1,252,000	(8)	697,000
Net (loss) income from continuing operations	(802,000)	(21,000)	(865,000)		(1,688,000)

Net loss from discontinued operations, net of income tax	(834,000)	—	(424,000)	(3)(5)(8)	(1,258,000)

Less: net income attributable to non-controlling interests	21,000	(21,000)
Net loss attributable to Asta Funding, Inc.	$(1,657,000)	$—	$(1,289,000)		$(2,946,000)

Basic and diluted loss per share:
Continuing operations	$(0.07)				$(0.14)
Discontinued operations	(0.07)				(0.11)
	$(0.14)				$(0.25)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

		Consolidated Statement of Comprehensive Loss
		For the Three Months Ended December 31, 2016
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Comprehensive income (loss) is as follows:

Net loss	$(1,657,000)	$—	$(1,289,000)		$(2,946,000)

Net unrealized securities (loss) gain, net of tax	(1,239,000)	—	—		(1,239,000)

Reclassification adjustments for securities sold, net of tax	(27,000)	—	—		(27,000)

Foreign currency translation, net of tax	(369,000)	—	387,000	(2)(6)	18,000
Other comprehensive loss	(1,635,000)	—	387,000		(1,248,000)
Total comprehensive loss	$(3,292,000)	$—	$(902,000)		$(4,194,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

Consolidated Statement of Cash Flows For the Three Months Ended December 31, 2016

	As Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss from continuing operations	$(823,000)	$(865,000)		$(1,688,000)
Net loss from discontinued operations	(834,000)	(424,000)		(1,258,000)
	(1,657,000)	(1,289,000)		(2,946,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,000	(79,000)		26,000
Deferred income taxes	(211,000)	631,000	(2)(8)	420,000
Stock based compensation	(6,000)	—		(6,000)
Loss on sale of available-for-sale securities	45,000	—		45,000
Unrealized gain on other investments	(18,000)	—		(18,000)
Unrealized foreign exchange loss on other investments	254,000	—		254,000
Earnings from equity method investment	—	(404,000)	(7)	(404,000)
Changes in:
Prepaid and income taxes receivable	(4,387,000)	205,000	(8)	(4,182,000)
Due from third party collection agencies and attorneys	(30,000)	70,000	(2)	40,000
Other assets	498,000	(191,000)	(2)	307,000
Income tax payable	(252,000)	252,000	(8)	—
Other liabilities	373,000	388,000	(2)	761,000
Non-controlling interest	21,000	(21,000)	(1)	—
Net cash used in operating activities of discontinued operations	(391,000)	760,000	(3)(5)	369,000
Net cash used in operating activities	(5,656,000)	322,000		(5,334,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,213,000)	—		(2,213,000)
Principal collected on receivables acquired for liquidation	2,641,000	(512,000)	(2)(4)(5)(6)	2,129,000
Purchase of available-for-sale securities	(7,568,000)	—		(7,568,000)
Proceeds from sales of available-for-sale securities	7,132,000	—		7,132,000
Investments in personal injury claims — advances	(5,178,000)	5,178,000	(1)	—
Investments in personal injury claims — receipts	5,592,000	(5,592,000)	(1)	—
Increase in equity method investment	—	(155,000)	(1)	(155,000)
Capital expenditures	(6,000)	—		(6,000)
Cash flows from investing activities related to discontinued operations	(2,632,000)	—		(2,632,000)
Net cash used in investing activities	(2,232,000)	(1,081,000)		(3,313,000)
Cash flows from financing activities:
Distributions to non-controlling interest	(180,000)	180,000	(1)	—
Cash flows from financing activities related to discontinued operations	4,131,000	—		4,131,000
Net cash used in financing activities	3,951,000	180,000		4,131,000

Foreign currency effect on cash	—	52,000	(2)	52,000
Net decrease in cash, cash equivalents and restricted cash including cash, cash equivalents classified within assets related to discontinued operations	(3,937,000)	(527,000)		(4,464,000)
Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	43,000	—		43,000
Net decrease in cash, cash equivalents and restricted cash	(3,894,000)	(527,000)	(1)(2)(3)(4)(5)(6)(7)(8)	(4,421,000)
Cash , cash equivalents and restricted cash at beginning of period	16,829,000	(547,000)		16,282,000
Cash, cash equivalents and restricted cash at end of period	$12,935,000	$(1,074,000)		$11,861,000

43,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

As previously disclosed in the Current Report on Form 8-K filed by Asta Funding, Inc. (“Asta” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on January 18, 2018, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Audit Committee of the Board (the “Audit Committee”), determined that the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, and the interim periods contained therein, as well as the Company’s unaudited consolidated financial statements for the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, could no longer be relied upon.

On September 17, 2018, the Company filed an Annual Report on Form 10-K/A (the “Form 10-K/A”) to amend and restate the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, as well as the interim periods contained therein. The Company is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to amend and restate the Company’s previously issued financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (the “Non-Reliance Period”), which was originally filed with the SEC on February 9, 2017 (the “Original Form 10-Q”), and restated on May 26, 2017 (the “Restated Form 10-Q/A”). The Company expects to file, at a later time, amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Prior period amounts have already been restated in the Company's Form 10-K/A, and, accordingly have not been restated in this Amendment.

This Amendment

On January 11, 2018, after discussions with the Audit Committee, management re-evaluated the Company's historical conclusion to consolidate Pegasus Funding, LLC (“Pegasus”). Management has determined that the Company lacked the requisite control to consolidate Pegasus in its historical periods in accordance with Accounting Standards Codification (“ASC”) 810 “Consolidation.” Management also determined that the Company's previous treatment for certain foreign currency matters under ASC 830 “Foreign Currency Matters” was not appropriate. As such, the Company has subsequently revised its investment in Pegasus to the equity method, including the underlying reserve methodology; and has adjusted its financial statements to reflect the proper accounting for certain foreign currency transactions. Additionally, the Company corrected the financial statements for additional known errors consisting of (i) the adjustment of various accruals, (ii) the fair value of structured settlements, (iii) accounting for unallocated payments, and (iv) the tax effects of the adjustments mentioned above.

The “As Reported” amounts in the tables above represent the amounts reported in the Restated Form 10-Q/A, adjusted in its presentation for the discontinued operations of the Company's wholly-owned subsidiary CBC Settlement Funding, LLC (“CBC”), which was sold on December 13, 2017 (see Note 8 – Discontinued Operations and Note 20 – Subsequent events).

The following errors were identified as part of the restatement:

1.

In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Period, the Company has now accounted for its investment in Pegasus under the equity method in accordance with US GAAP. On the Company’s December 31, 2016 consolidated balance sheet, this resulted in (i) a decrease in cash of $1,065,000; (ii) a decrease in the investment in personal injury claims of $47,875,000; (iii) a decrease in other assets of $109,000; (iv) a decrease in other liabilities of $1,133,000; and, (v) a decrease in non-controlling interest of $804,000, offset by a corresponding increase in the equity method investment of $48,720,000. On the Company’s consolidated statement of operations, this resulted in (i) a reduction in total revenues of $2,302,000; (ii) a reduction in expenses of $2,197,000; (iii) a decrease in the income attributable to the non-controlling interest of $21,000; and (iv) a decrease in earnings from equity method investment of $84,000 for the three months ended December 31, 2016. This change to the equity method of accounting had no effect on net (loss) income attributable to Asta Funding, Inc. during the Non-Reliance Period.

2.

The Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with US GAAP. The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under ASC 830. The correction to properly apply US GAAP to these foreign currency matters resulted in increased revenue of $94,000, a decrease in other income of $93,000, and a increase in general and administrative expenses of $204,000 for the three months ended December 31, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

The correction of foreign currency transaction on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Cash and cash equivalents	$3,000	$(10,000)	$(7,000)
Consumer receivables acquired for liquidation	(245,000)	464,000	219,000
Due from third party collection agencies and attorneys	45,000	(76,000)	(31,000)
Deferred income taxes	(722,000)	(199,000)	(921,000)
Other assets	(33,000)	220,000	187,000
Other liabilities	(18,000)	216,000	198,000
Accumulated other comprehensive loss	718,000	386,000	1,104,000

Retained earnings	(1,653,000)	(203,000)	(1,856,000)

3.

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

As previously disclosed in the Restated Form 10-Q/A, the Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company’s structured settlements for the quarter ended December 31, 2016 which resulted in a decrease in the fair value of the Company's structured settlements of approximately $2.6 million (reflected in assets related to discontinued operations in this restated consolidated balance sheet) with an associated increase in prepaid income taxes and deferred tax assets of approximately $1.0 million (reflected in the loss from discontinued operations in this consolidated statement of operations).

In connection with the Company’s filing of its Form 10-K/A, the Company adjusted the fair value of its structured settlements to reflect the appropriate benchmark interest rates at September 30, 2016, which resulted in an decrease in net loss attributable to discontinued operations and an increase in assets related to discontinued operations of $727,000. As this increase in fair value was originally recorded during the three month period ended December 31, 2016, this Amendment includes an increase in both the retained earnings and the net loss attributable to discontinued operations of $727,000.

4.

The Company determined that it had not accounted for certain unallocated payments reported on its consolidated balance sheet properly during the Non-Reliance Period. The correction of this error resulted in a decrease to consumer receivables acquired for liquidation of $648,000 and retained earnings of $648,000 as of September 30, 2016 and is therefore included in the net adjustment to retained earnings as of December 31, 2016.

5.

The Company discovered that it did not properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015 with a related party. The correction of this error resulted in a decrease in income from discontinued operations of $60,000 for the three months ended December 31, 2016.

The correction of these errors on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Assets related to discontinued operations	$307,000	$(161,000)	$146,000
Liabilities related to discontinued operations	756,000	(103,000)	653,000
Retained earnings	(442,000)	(60,000)	(502,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

6.

The Company identified other transactions that had not been properly accounted for in the correct period and/or for improper amounts and/or improper accounts. The adjustments of these errors were immaterial on an individual basis. The correction of these errors resulted in decreased general and administrative expense of $270,000 for the three months ended December 31, 2016.

The correction of these errors on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Cash and cash equivalents	$-	$(2,000)	$(2,000)
Other liabilities	269,000	(269,000)	-
Retained earnings	(137,000)	270,000	133,000
Assets related to discontinued operations	45,000	-	45,000
Additional paid in capital	8,000	-	8,000

7.

The Company identified the personal injury claims asset balance of Pegasus was determined to be understated at December 31, 2016 by $400,000. The correction of these error resulted in an increase in equity method investment of $320,000, representing the Company’s 80% financial interest, as of December 31, 2016. As a result of the correction of this error, earnings from the equity investment in Pegasus and income from continuing operations increased $320,000 for the three months ended December 31, 2016. Additionally the equity method investment was increased $101,000 to reflect the impact of related accruals in the Form 10-K/A.

8.

Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact to the Company’s consolidated balance sheet was a (i) decrease to prepaid and income taxes receivable of $371,000; and (ii) decrease to deferred tax assets of $337,000. On the Company’s consolidated statement of operations, there was (i) a net increase to income tax expense of $1,252,000; and (ii) an increase to income tax benefit from discontinued operations of $363,000 for the three months ended December 31, 2016.

All of the following notes to consolidated financial statements have been revised to reflect the effects of the above mentioned restatements.

Note 2—Business and Basis of Presentation

Business

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XIX”), VATIV Recovery Solutions LLC (“VATIV”), EMIRIC, LLC (“EMIRIC”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), Simia Capital, LLC (“Simia”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our 80% owned, 50% controlled equity investment in Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

Personal injury claims

Simia and our equity method investment in Pegasus conduct their business solely in the United States. These companies obtain their business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the their websites and through attorneys.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 2—Business and Basis of Presentation (continued)

Business (continued)

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

Discontinued Operations

US GAAP requires the results of operations of a component of an entity that either has been disposed of or is classified as held for sale to be reported as discontinued operations in the consolidated financial statements if the sale or disposition represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

On December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC, its wholly owned subsidiary engaging in structured settlements. As a result of this sale all prior periods presented in the Company’s consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of assets and liabilities comprising the structured settlements business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

Basis of Presentation

The consolidated balance sheet as of December 31, 2016, the consolidated statements of operations for the three month periods ended December 31, 2016 and 2015, the consolidated statements of comprehensive (loss) income for the three month periods ended December 31, 2016 and 2015, the consolidated statements of stockholders’ equity as of and for the three months ended December 31, 2016 and 2015, and the consolidated statements of cash flows for the three month periods ended December 31, 2016 and 2015, are unaudited. The September 30, 2016 financial information included in this Amendment was derived from our audited financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2016. In the opinion of management, all adjustments necessary to present fairly our financial position at December 31, 2016, the results of operations for the three month periods ended December 31, 2016 and 2015 and cash flows for the three month periods ended December 31, 2016 and 2015 have been made. The results of operations for the three month periods ended December 31, 2016 and 2015 are not necessarily indicative of the operating results for any other interim period or the full fiscal year. The consolidated financial statements are prepared in accordance with US GAAP and industry practices.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2016 filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the resulting rates of return.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with five banks at December 31, 2016 that exceeded the balance insured by the FDIC by approximately $1.4 million. Additionally, three foreign banks with an aggregate balance of $0.5 million are not FDIC insured. There is an $8.2 million and $10 million aggregate balance in a domestic bank as of December 31, 2016 and September 30, 2016, respectively, that is also not FDIC insured and has been reclassified to restricted cash in the balance sheets since these assets serve as collateral for the line of credit (see Note 7 – Non Recourse Debt). The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 2—Business and Basis of Presentation (continued)

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

Pegasus is the Company's 50% controlled equity investment with Pegasus Legal Funding (“PLF”). Under the operating agreement, the Company and PLF, each maintain 50% voting rights of the entity, and the Company is 80% owned by Asta. Based on these shared voting rights with PLF, the Company lacks requisite control of Pegasus, and therefore accounts for its investment in Pegasus under the equity method of accounting.

Serlefin BPO&O Peru S.A.C. (“Serlefin Peru”) is the Company's 49% owned joint venture. The other 51% is owned by three individuals who share common ownership with Serlefin BPO&O Serlefin S.A. (“Serlefin”). Each owner maintains voting rights equivalent to their share ownership, and the 51% shareholders collectively manage the operations of the business. Based on the Company's ownership and voting rights, the Company lacks requisite control of Serlefin Peru, and therefore accounts for its investment in Serlefin Peru under the equity method of accounting.

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.2 million and $0 in performance fees for the three months ended December 31, 2016 and 2015, respectively.

The carrying value of the investment in Serlefin Peru was $0.2 million as of December 31, 2016 and September 30, 2016. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through December 31, 2016 was approximately $0.1 million, and was not significant to the Company's consolidated statement of operations.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the three months ended  December 31, 2016 and 2015.

Personal Injury Claim Advances

Management assesses the quality of the personal injury claims portfolio through an analysis of the underlying personal injury fundings on a case by case basis. Cases are reviewed through periodic updates with attorneys handling the cases, as well as with third party research tools which monitor public filings, such as motions or judgments rendered on specific cases. The Company specifically reserves for those fundings where the underlying cases are identified as uncollectible, due to anticipated non-favorable verdicts and/or settlements at levels where recovery of the advance outstanding is unlikely. For cases that have not exhibited any specific negative collection indicators, the Company establishes reserves based on the historical collection rates of the Company’s fundings. Fee income on advances is reserved for on all cases where a specific reserve is established on the initially funded amount. In addition, management also monitors its historical collection rates on fee income and establishes reserves on fee income consistent with the historically experienced collection rates. Management regularly analyzes and updates the historical collection rates of its initially funded cases as well as its fee income.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 2—Business and Basis of Presentation (continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated impaired fair value of goodwill and its carrying amount. The goodwill of the Company consists of $1.4 million from the purchase of VATIV. Additionally, the Company has goodwill of $1.4 million from the purchase of CBC, which is included under assets related to discontinued operations on the consolidated balance sheet.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Given the changes in the Company's business management is continuing to assess this new standard and the impact it will have on accounting for its revenues.

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

(Unaudited) (Restated)

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash ("ASU 2016-18"), to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. The new guidance will only be applicable to amounts described by the Company as restricted cash. We adopted ASU 2016-18 on October 1, 2016, the effect of which was a change in presentation on our consolidated statement of cash flows, but not on our consolidated financial results.

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

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at December 31, 2016 and September 30, 2016, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016	$56,115,000	$29,000	$(1,099,000)	$55,045,000
September 30, 2016	$55,723,000	$1,089,000	$(49,000)	$56,763,000

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

(Unaudited) (Restated)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

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

The following tables summarize the changes in the consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31,
	2016 (restated)	2015
Balance, beginning of period	$13,427,000	$15,056,000

Acquisitions of receivable portfolios	2,213,000	6,051,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,015,000)	(7,377,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(190,000)	—
Effect of foreign currency translation	(68,000)	(27,000)
Finance income recognized	4,095,000	5,106,000
Balance, end of period	$13,462,000	$18,809,000
Finance income as a percentage of collections	66.00%	69.22%

 During the three month periods ended December 31, 2016, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. During the three months ended December 31, 2015, the Company purchased $97.7 million of face value portfolios, at a cost of $6.1 million.

As of December 31, 2016, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $5.0 million and $4.6 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $9.6 million, or 71.1% of the total consumer receivables held of $13.5 million at December 31, 2016.

As of December 31, 2015, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $4.7 million and $4.0 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $8.7 million, or 46.3% of the total consumer receivables held of $18.8 million at December 31, 2015.

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following table summarizes collections received by the Company’s third party collection agencies and attorneys, less commissions and direct costs, for the three month periods ended December 31, 2016 and 2015, respectively.

	For the Three Months Ended December 31 ,
	2016 (restated)	2015
Gross collections (1)	$11,400,000	$12,245,000
Commissions and fees (2)	5,195,000	4,868,000
Net collections	$6,205,000	$7,377,000

(1)	Gross collections include: collections from third party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)

Commissions are earned by third party collection agencies and attorneys, and include direct costs associated with the collection effort, generally court costs. In December 2007 an arrangement was consummated with one servicer who also receives a 3% fee on gross collections received by the Company in connection with the related Portfolio Purchase.. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Note 5—Litigation Funding

Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus") with Pegasus Legal Funding, LLC (“PLF”). The Company has an 80% non-controlling interest in the joint venture. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. Pegasus earned $2.3 million and $3.1 million in interest and fees during the first quarter of fiscal years 2017 and 2016, respectively. The Company had a net invested balance in personal injury claims of $49.1 million and $48.6 million on December 31, 2016 and September 30, 2016, respectively.

Equity method investments as of December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pegasus Funding, LLC	$49,141,000	80%	$48,582,000	80%

The carrying value of the Company's equity investment at December 31, 2016 was $49,141,000, an increase of $559,000 over the prior year's carrying value of $48,582,000. The increase in carrying value was attributed to the Company's equity earnings of $404,000 for the three months ended December 31, 2016, plus loan advances made to Pegasus classified on its balance sheet as due to Asta of $155,000 for the three months ended December 31, 2016.

The carrying value of the Company's equity investment at September 30, 2016 was $48,582,000, an increase of $7,831,000 over the prior year's carrying value of $40,751,000. The increase in carrying value was attributed to the Company's current year equity earnings of $10,551,000, less loan repayments made to Asta which are classified on its balance sheet as due to Asta of $2,720,000 during fiscal 2016.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 5—Litigation Funding (continued)

Equity Method Investment (continued)

In connection with the Term Sheet, the parties thereto have also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement. See Note 20 - Subsequent Events.

The results of operations and financial position of the Company’s equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	Three months ended
	December 31, 2016	December 31, 2015
Personal injury claims income	$2,302,000	$3,085,000
Operating expenses	1,797,000	1,218,000
Income from operations	$505,000	$1,867,000

Earnings from equity method investment	$404,000	$1,494,000

	Condensed Balance Sheet Information
	December 31, 2016	September 30, 2016
Cash	$1,065,000	$539,000
Investment in personal injury claims	48,275,000	48,289,000
Other assets	109,000	188,000
Total Assets	$49,449,000	$49,016,000

Due to Asta	$34,560,000	$34,404,000
Other liabilities	1,006,000	1,053,000
Equity	13,883,000	13,559,000
Total Liabilities and Equity	$49,449,000	$49,016,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 6—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	December 31, 2016	September 30, 2016
Furniture	$273,000	$273,000
Equipment	235,000	235,000
Software	1,356,000	1,350,000
	1,864,000	1,858,000
Less accumulated depreciation and amortization	1,688,000	1,662,000
Balance, end of period	$176,000	$196,000

Note 7—Non Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007,  December 2007,  May 2008,  February 2009,  October 2010 and August 2013 (the “RFA”) from BMO, in order to finance the Great Seneca Portfolio Purchase (the “Portfolio Purchase”) which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments and the most recent agreement signed in August 2013.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. There is an $8.2 million and $10 million aggregate balance as of December 31, 2016 and September 30, 2016, respectively, in Bank Hapoalim which has been reclassified as restricted cash in the consolidated balance sheets since these assets serve as collateral for the line of credit (see Note 2 – Business and Basis of Presentation). The Company has not borrowed against the facility and no amounts were outstanding as of December 31, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million.

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at a fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock were issued as part of the transaction. These shares are subject to a one year lock-up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period, which expired on December 31, 2016 (see Note 13 – Stock Based Compensation).

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed CEO/General Counsel effective January 1, 2017.

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.5 million. Of the aggregate purchase price, approximately $4.49 million was paid in cash, and $5.75 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The Company subsequently recognized a loss of approximately $1.9 million on the above sale of CBC as of September 30, 2017.

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

As of December 31, 2016, the components of the Company designated as discontinued operations had assets and liabilities of $94.5 million and $74.2 million, respectively. As of September 30, 2016, the components of the Company designated as discontinued operations had assets and liabilities of $91.5 million and $69.2 million, respectively. For the three months ended December 31, 2016 and 2015, the Company designated as discontinued operations reported a (loss) income, net of income taxes of ($1.3) million and $0.3 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

The following table presents the operating results, for the three months ended December 31, 2016 and 2015, for the components of the Company designated as discontinued operations:

	Three months ended
	December 31, 2016	December 31, 2015
Revenues:
Unrealized (loss) gain on structured settlements	$(1,682,000)	$1,527,000
Interest income on structured settlements	1,901,000	1,227,000

Total revenues	219,000	2,754,000
Other income	15,000	—

	234,000	2,754,000

Expenses:
General and administrative expenses	1,488,000	1,379,000
Interest expense	932,000	726,000

	2,420,000	2,105,000

(Loss) income from discontinued operations before income tax	(2,186,000)	649,000
Income tax (benefit) expense from discontinued operations	(928,000)	273,000
(Loss) income from discontinued operations before non-controlling interest	(1,258,000)	376,000
Non-controlling interest	—	104,000

(Loss) income from discontinued operations, net of income tax	$(1,258,000)	$272,000

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2016		September 30, 2016
Cash and cash equivalents	$1,241,000	(1)	$1,198,000
Restricted cash	499,000		499,000
Structured settlements	88,277,000		86,091,000
Furniture and equipment, net	43,000		47,000
Goodwill	1,405,000		1,405,000
Other assets	3,061,000		2,266,000
Total assets related to discontinued operations	$94,526,000		$91,506,000

Other debt - CBC	71,566,000		67,435,000
Other liabilities	2,603,000		1,803,000
Total liabilities related to discontinued operations	$74,169,000		$69,238,000

(1) Cash balance with one bank at December 31, 2016 that exceeded the balance insured by the FDIC by approximately $0.7 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

Structured Settlements

Prior to our sale of CBC, CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.7 million of unrealized losses recognized in the three month period ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as realized interest income on structured settlements, and a reduction in fair value of $3.3 million during the period.

The Company elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchased a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities are not a material portion of assets at December 31, 2016 and revenue for the three month period ended December 31, 2016.

Structured settlements consist of the following as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Maturity (1) (2)	$143,544,000	$133,059,000
Unearned income	(55,267,000)	(46,968,000)
Structured settlements, net	$88,277,000	$86,091,000

(1)	The maturity value represents the aggregate unpaid principal balance at December 31, 2016 and September 30, 2016.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at December 31, 2016 and September 30, 2016.

Encumbrances on structured settlements as of December 31, 2016 and September 30, 2016 are as follows:

	Interest Rate	December 31, 2016	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,817,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	4,138,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,948,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	18,601,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	14,193,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,605,000	13,705,000
$25,000,000 revolving line of credit	4.1%	15,264,000	10,154,000
Encumbered structured settlements		71,566,000	67,435,000
Structured settlements not encumbered		16,711,000	18,656,000
Total structured settlements		$88,277,000	$86,091,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

At December 31, 2016, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017 (9 months)	$7,635,000
September 30, 2018	8,556,000
September 30, 2019	8,914,000
September 30, 2020	8,371,000
September 30, 2021	9,105,000
Thereafter	100,963,000
Total	$143,544,000

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

As of December 31, 2016, the remaining debt amounted to $71.6 million, which consisted of $15.3 million drawdown from a line of credit from an institutional source and $56.3 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The fair value of this debt approximates its carrying value.

Note 9—Commitments and Contingencies

Employment Agreements

On November 11, 2016, the Company announced that it would continue its personal injury claims funding business through the formation of a wholly owned subsidiary Simia. In connection with its formation, Simia entered into an employment agreement (the “Employment Agreement”) with Patrick F. Preece to serve as its Chief Executive Officer. Under the Employment Agreement, Mr. Preece receives an annual base salary of $250,000, subject to annual increases at the discretion of the compensation committee (the “Compensation Committee”) of the Board of Directors of the Company (the “Board”). Mr. Preece is eligible to receive an annual cash or non-cash bonus in the sole and exclusive discretion of the Compensation Committee. Mr. Preece is also eligible to receive a cash or non-cash profit bonus of an aggregate amount up to 15% of the profit of the business of Simia (the “Business”) for each fiscal year in which the Business achieves an internal rate of return of at least 18%. In the event that the Business is sold to a third party solely for cash consideration during Mr. Preece’s employment period, he will be eligible to receive a cash or non-cash sale profit bonus of up to 15% of the closing consideration received by the Company. He is also entitled to participate in any other benefit plans established by the Company for management employees. The Employment Agreement has a five year term. Under the Employment Agreement, Mr. Preece may be terminated with or without “cause” (as defined in the Employment Agreement) and may resign with or without “good reason” (as defined in the Employment Agreement). If Mr. Preece is terminated without “cause” or resigns for “good reason” he will receive severance equal to two years of his base salary. He is also entitled to a pro-rata share of the profit bonus and his deferred compensation will vest immediately. Mr. Preece is also subject to a non-compete and non-solicitation provision during the term of his employment and, unless his employment is terminated without “cause” or he resigns for “good reason,” for two years thereafter. See Note 20 - Subsequent Events.

The employment contracts of the original two CBC principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman has been appointed CEO/General Counsel effective January 1, 2017.

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, New York, NY, and Conshohocken, PA.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 9—Commitments and Contingencies (continued)

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

The Company reassessed the situation as of September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which were made during the three month period ended September 30, 2016. The Company reviewed this case as of December 31, 2016 and deemed that the $2.3 million reserve remains valid. See Note 20 - Subsequent Events.

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

Note 10—Income Recognition, Impairments, and Commissions and Fees

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 10—Income Recognition, Impairments, and Commissions and Fees (continued)

Income Recognition

The Company accounts for its investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Management assesses the quality of the personal injury claims portfolio through an analysis of the underlying personal injury fundings on a case by case basis. Cases are reviewed through periodic updates with attorneys handling the cases, as well as with third party research tools which monitor public filings, such as motions or judgments rendered on specific cases. The Company specifically reserves for those fundings where the underlying cases are identified as uncollectible, due to anticipated non-favorable verdicts and/or settlements at levels where recovery of the advance outstanding is unlikely. For cases that have not exhibited any specific negative collection indicators, the Company establishes reserves based on the historical collection rates of the Company’s fundings. Fee income on advances is reserved for on all cases where a specific reserve is established on the initially funded amount. In addition, management also monitors its historical collection rates on fee income and establishes reserves on fee income consistent with the historically experienced collection rates. Management regularly analyzes and updates the historical collection rates of its initially funded cases as well as its fee income.

The funding of matrimonial actions is on a non-recourse basis. Revenue from matrimonial actions is recognized under the cost recovery method.

The Company recognizes revenue for GAR Disability Advocates when disability claimant's cases close with the social security administration and the applicable fees are collected.

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

During the fiscal year 2016, the Company recorded an impairment loss on this investment of $1.0 million, which was included in general and administrative expenses in the consolidated statements of operations. The carrying value of this investment amounted to $3.4 million at December 31, 2016.

Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company utilizes third party collection agencies and attorney networks.

Note 11—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended December 31, 2016 was 70.3%, compared to 32.8% in the same period of the prior year. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 34% due to state income taxes, and other permanent differences. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions. The Company’s amended tax returns for the years ended September 30, 2014 and 2015 are currently being audited by the Internal Revenue Service.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

 Note 12—Net (loss) Income per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Net (loss) income from continuing operations	$(1,688,000)	11,876,224	$(0.14)	$1,291,000	12,155,421	$0.11
Net (loss) income from discontinued operations	(1,258,000)	11,876,224	(0.11)	272,000	12,155,421	0.02
	$(2,946,000)		$(0.25)	$1,563,000		$0.13
Effect of Dilutive Stock		—	—		276,465	—
Diluted	$(2,946,000)	11,876,224	$(0.25)	$1,563,000	12,431,886	$0.13

For the three months ended December 31, 2015, 454,205 options at a weighted average exercise price of $9.47 were not included in the diluted earnings per share calculation as they were anti-dilutive.

Note 13—Stock Based Compensation

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

Note 14—Stock Option Plans

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

(Unaudited) (Restated)

Note 14—Stock Option Plans (Continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 14—Stock Option Plans (Continued)

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

Note 15—Stockholders’ Equity

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

(Unaudited) (Restated)

Note 15—Stockholders’ Equity (Continued)

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

On November 21, 2016, Mangrove notified the Company that Mangrove was terminating the Agreement with the Company. Under the Agreement, the Company and Mangrove agreed to (1) provide certain Confidential Information (as defined below) to the other party to the Agreement and the other party’s representatives, (2) maintain the confidentiality of the Confidential Information, and (3) certain restrictions on the activities of the parties to the Agreement. Upon termination of the Discussion Period, the agreement provides for a period of 30 days thereafter (the “Extended Period”). Throughout the Extended Period of the Agreement, the parties are subject to the standstill provisions of the Agreement. Following the Discussion Period and the Extended Period, nothing in the Agreement shall prohibit any party from taking any of the activities referred to as the Restricted Activities, and specifically nothing shall restrict Mangrove or its representatives from calling a special meeting, nominating one or more candidates to serve as directors of the Company or commencing, or announcing its intention to commence, a “solicitation” of “proxies” (as such terms are used in Regulation 14A of the Securities Exchange Act of 1934, as amended) to vote with respect to any meeting of stockholders of the Company. The effective termination date of this Agreement was January 6, 2017 (see Note 20 – Subsequent Events).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 16—Fair Value of Financial Measurements and Disclosures

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2016		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$936,000	$936,000	$923,000	$923,000
Other investment, net (Level 1)	3,354,000	3,354,000	3,590,000	3,590,000
Available-for-sale investments (Level 1)	55,045,000	55,045,000	56,763,000	56,763,000
Consumer receivables acquired for liquidation (Level 3)	13,462,000	45,061,000	13,427,000	47,233,000

The following assets have been reclassified to discontinued operations as of December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset
Structured settlements (Level 3)	88,277,000	88,277,000	86,091,000	86,091,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 16—Fair Value of Financial Measurements and Disclosures (continued)

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of Three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

Available-for-sale investments – The available-for-sale securities consist of mutual funds that are valued based on quoted prices in active markets.

Other investments – The Company estimated the fair value using the net asset value per share of the investment. There are no unfunded commitments and the investment cannot be redeemed for 5 years from the date of the initial investment ( October 2014).

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.7 million of unrealized losses recognized in the three month period ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as realized interest income on structured settlements and a reduction in fair value of $3.3 million during the period.

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

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of December 31, 2016, (which are classified in the consolidated financial statements as assets related to discontinued operations):

	Fair Value	Valuation Technique	Significant Unobservable Input	Weighted Average Rate
Structured settlements at fair value	$88,277,000	Discounted cash flow	Discount rate	4.83%	-	5.36%

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

The changes in financial instruments at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2016 were as follows:

Structured Settlement
Balance at September 30, 2016	$86,091,000
Fair value adjustment	(3,611,000)
Total gains included in earnings	1,598,000
Purchases	4,595,000
Interest accreted	1,567,000
Payments received	(1,963,000)
Total	$88,277,000
The amount of total losses for the three month period included in earnings attributable to the change in unrealized losses relating to assets held at December 31, 2016	$(1,682,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 16—Fair Value of Financial Measurements and Disclosures (continued)

Realized and unrealized losses included in earnings in the accompanying consolidated statements of operations for the three months ended December 31, 2016 are reported in the following revenue categories:

Total losses included in the three months ended December 31, 2016	$(1,682,000)
Change in unrealized losses relating to assets still held at December 31, 2016	$(1,682,000)

Note 17—Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: consumer receivables, personal injury claims, and GAR. The three reportable segments consist of the following:

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

•

Personal injury claims (Equity Method of Accounting)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 17—Segment Reporting (continued)

The following table shows results by reporting segment for the three month periods ended December 31, 2016 and 2015.

The Company eliminates any revenue between the segments.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	(Equity Investment) Personal Injury Claims(2)	Corporate(3)		Total

Three Months Ended December 31, 2016:
Revenues	$4.1	$1.4	$—	$—		$5.5
Other income	—	—	—	0.4		0.4
Segment profit (loss)	3.2	(0.9)	0.4	(3.7)		(1.0)
Segment Assets(1)	17.6	1.4	49.2	188.3	(4)	256.5
2015:
Revenues	5.1	0.7	—	—		5.8
Other income	—	—	—	0.4		0.4
Segment profit (loss)	4.7	(1.8)	1.5	(2.5)		1.9
Segment Assets(1)	24.8	2.4	36.42	174.2	(4)	237.8

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)	The Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.
(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $94.5 million and $74.6 million of assets related to discontinued operations as of December 31, 2016 and 2015, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 18 - Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	Three Months ended December 31, 2016			Year Ended September 30, 2016
	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total

Beginning Balance	$624,000	$179,000	$803,000	$(205,000)	$225,000	$20,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($12,000) and $25,000 at December 31 2016, and September 30, 2016, respectively.	-	18,000	18,000	-	(46,000)	(46,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $826,000 and ($529,000) at December 31 2016, and September 30, 2016, respectively.	(1,239,000)	-	(1,239,000)	867,000	-	867,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $18,000 and $24,000 at December 31 2016, and September 30, 2016, respectively.	(27,000)	-	(27,000)	(38,000)	-	(38,000)

Net current-period other comprehensive (loss) income	(1,266,000)	18,000	(1,248,000)	829,000	(46,000)	$783,000

Ending balance	$(642,000)	$197,000	$(445,000)	$624,000	$179,000	$803,000

Note 19—Related Party Transactions

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

For the three months ended December 31, 2016 and 2015, the Company paid Fortress $100,000 and $42,000, respectively. As of December 31, 2016 and September 30, 2016, the Company had a liability due to Fortress of $0.7 million and $0.8 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 20—Subsequent Events

Mangrove Matter

On March 22, 2016, Mangrove a Company shareholder commenced a tender offer on the Company's common stock. See Note 15 - Stockholders' Equity.

On January 6, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) with Mangrove and, for limited purposes stated therein, Gary Stern, Ricky Stern, Emily Stern, Arthur Stern, Asta Group, Incorporated and GMS Family Investors LLC (collectively, the “ Stern Family ”).

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 20—Subsequent Events (Continued)

Simia

Effective November 11, 2016, the Company entered into a five year employment agreement with Mr. Preece that may be terminated with or without “cause” (as defined in the Employment Agreement) and may resign with or without “good reason” (as defined in the Employment Agreement). If Mr. Preece is terminated without “cause” or resigns for “good reason” he will receive severance equal to two years of his base salary. See Note 5 - Litigation Funding.

As of July 17, 2017, Mr. Preece was no longer employed as Chief Executive Officer of Simia. On an interim basis Gary Stern, Chairman, Chief Executive Officer and President of the Company, will undertake the responsibilities of Simia’s Chief Executive Officer. No amounts were paid to Mr. Preece under the severance or bonus provisions of his contract.

Pegasus

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of June 30, 2017 there was approximately $24.7 million in cash that was restrained under the Emergent Award, and is classified as restricted on the Company's consolidated balance sheet. The Company has as equity method investment in Pegasus. See Note 5 - Litigation Funding.

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

As a result of the purchase of the Seller’s 20% interest in Pegasus on January 12, 2018 under the Purchase Agreement, beginning with the quarter ended March 31, 2018, the Company will consolidate the financial statements of Pegasus. The Company currently accounts for its investment in Pegasus under the equity method of accounting. See Note 5 - Litigation Funding.

Legal Matters

A competitor of the Company’s former subsidiary CBC Settlement Funding, LLC (“CBC”) alleged that CBC had unlawfully purchased certain of the competitor’s trade secrets and customer lists from intermediaries who allegedly arranged and/or paid for said materials from the competitor. CBC denied any wrongdoing and disclaimed liability. The parties settled the matter for a payment by the Company of $500,000 on or about November 22, 2017, in exchange for a complete release.

On November 24, 2017, the Company paid $0.8 million as a settlement in conjunction with the lawsuit filed against the Company in Montana state court alleging, fraud and abuse of process arising from the Company's business relationship with an entity that finances divorce proceedings.

On January 23, 2018, the Company paid $2.3 million as a global settlement in conjunction with the punitive class action complaint filed against the Company, and one of its third-party law firm servicers. This payment represented the Company's portion of the total settlement of $4.6 million, which was split with the third-party law firm. See Note 9 - Commitments and Contingencies.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 20—Subsequent Events (Continued)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated)

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2016.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

All management's discussion and analysis has been revised to reflect the restatements discussed in Note 1 – Restatement of Financial Statements in the Company’s notes to consolidated financial statements.

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XIX”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), EMIRIC, LLC (“EMIRIC”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our 50% controlled, 80% owned, equity investment in Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary Simia, social security and disability advocates through our wholly owned subsidiaries GAR Disability Advocates and Five Star, and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States since 2010. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”), which expired at the end of December 2016. Pegasus continues to remain in operation to collect its current portfolio of advances, but will not fund any new advances after December 28, 2016. Simia is operated by a new management team, with significant experience in the personal injury funding business.

On December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC Settlement Funding, LLC (“CBC”) its wholly owned subsidiary engaging in structured settlements. As a result of this sale all prior periods presented in the Company's consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 8 - Discontinued Operations in the Company's notes to the consolidated financial statements.

The Company operates principally in the United States in three reportable business segments: consumer receivables (domestic and foreign), personal injury claims and social security benefit advocacy. The Company previously operated a fourth segment when it engaged in the structured settlements business through CBC prior to its sale on December 13, 2017.

Financial Information About Operating Segments

The Company operates through strategic business units that are aggregated into three reportable segments consisting of the following:

•

Consumer receivables  – This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off and semi-performing receivables, primarily in the international marketplace.  The charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. These receivables were acquired at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Litigation related receivables are semi-performing investments whereby the Company is assigned the revenue stream from the proceeds received. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims (Equity Method of Accounting)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances.

•

Social Security benefit advocacy – GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration. The Company generates revenue from fees charged to claimants for securing such benefits.

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three month periods ended December 31, 2016 and December 31, 2015. The personal injury claims segment is accounted for under the equity method. The following table summarizes total revenues by percentage from the two lines of business for the three month periods ended December 31, 2016 and 2015:

	Three Month Periods Ended December 31,
	2016	2015
Finance income (consumer receivables)	75.2%	88.6%
Social Security benefit advocacy	24.8%	11.4%
Total revenues	100.0%	100.0%

Information about the results of each of the Company’s reportable segments for the three month periods ended December 31, 2016 and 2015, reconciled to the consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	(Equity Investment) Personal Injury Claims (2)	Corporate(3)		Total

Three Months Ended December 31, 2016:
Revenues	$4.1	$1.4	$—	$—		$5.5
Other income	—	—	—	0.4		0.4
Segment profit (loss)	3.2	(0.9)	0.4	(3.7)		(1.0)
Segment Assets(1)	17.6	1.4	49.2	188.3	(4)	256.5
2015:
Revenues	5.1	0.7	—	—		5.8
Other income	—	—	—	0.4		0.4
Segment profit (loss)	4.7	(1.8)	1.5	(2.5)		1.9
Segment Assets(1)	24.8	2.4	36.4	174.2	(4)	237.8

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)	The Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.
(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment
(4)	Included in Corporate are approximately $94.5 million and $74.6 million of assets related to discontinued operations as of December 31, 2016 and 2015, respectively.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables (domestic and foreign):

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Currently, we have been purchasing receivables in the international market from credit grantors and others through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

•	our relationships with industry participants, financial institutions, collection agencies, investors and our financing sources;

•	brokers who specialize in the sale of consumer receivable portfolios; and

•	other sources.

Litigation Funding Business

In 2011, the Company purchased an 80% interest, 50% controlled in Pegasus. “PLF”, an unrelated third party, holds the other 20% interest. The Company accounts for this investment under the equity method of accounting. See Note 5 - Equity Method Investment. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with PLF. As of December 31, 2016, the carrying value of its equity investment in Pegasus was approximately $49.1 million.

On May 8, 2012, the Company announced the formation of EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of December 31, 2016, BPCM has invested $2.5 million, net of reserve charges, in cases managed by this Venture.

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

The Company accounts for its investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Management assesses the quality of the personal injury claims portfolio through an analysis of the underlying personal injury fundings on a case by case basis. Cases are reviewed through periodic updates with attorneys handling the cases, as well as with third party research tools which monitor public filings, such as motions or judgments rendered on specific cases. The Company specifically reserves for those fundings where the underlying cases are identified as uncollectible, due to anticipated non-favorable verdicts and/or settlements at levels where recovery of the advance outstanding is unlikely. For cases that have not exhibited any specific negative collection indicators, the Company establishes reserves based on the historical collection rates of the Company’s fundings. Fee income on advances is reserved for on all cases where a specific reserve is established on the initially funded amount. In addition, management also monitors its historical collection rates on fee income and establishes reserves on fee income consistent with the historically experienced collection rates. Management regularly analyzes and updates the historical collection rates of its initially funded cases as well as its fee income.

Prior to our sale of CBC, CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related settlement. Changes in fair value are recorded in unrealized gain (loss) in structured settlements in our statements of income.

The Company recognizes revenue for GAR Disability Advocates when cases close and fees are collected.

In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations

Three Months Ended December 31, 2016, Compared to the Three-Months Ended December 31, 2015

Finance income. For the three months ended December 31, 2016, finance income decreased $1.0 million, or 19.6%, to $4.1 million from $5.1 million for the three months ended December 31, 2015. The decrease in finance income is due to decreasing collections on older zero basis portfolios and the new foreign portfolios purchased in Peru and Colombia that are substantially in the cost recovery stage.   During the three months ended December 31, 2016 and 2015, the Company purchased $35.0 million and $97.7 million of face value portfolios at a cost of $2.2 million and $4.4 million, respectively. Net collections for the three months ended December 31, 2016 decreased 15.9% to $6.2 million from $7.4 million for the three months ended December 31, 2015.  For the three months ended December 31, 2016, gross collections decreased 6.9% or $0.8 million to $11.4 million from $12.2 million for the three months ended December 31, 2015. For the three months ended December 31, 2016 commissions and fees associated with gross collections from our third party collection agencies and attorneys increased 6.7% or $0.3 million to $5.2 million from $4.9 million for the three months ended December 31, 2015. Commissions and fees amounted to 45.6% of gross collections for the three months ended December 31, 2016, compared to 39.8% for the three months ended December 31, 2015 resulting from higher percentage of commissionable collections in the current year.

Social security benefit advocacy fee income. Disability fee income increased $0.7 million, or 105.5%, to $1.4 million for the three months ended December 31, 2016 from $0.7 million for the three months ended December 31, 2015, due to an increase in disability claimants cases closed with the Social Security Administration during the current year period.

Earnings (loss) from equity method investee. Earnings from equity method investment decreased $1.1 million, or 73.3%, to earnings of $0.4 million for the three months ended December 31, 2016 from earnings of $1.5 million for the three months ended December 31, 2015, due to reduced interest income and bad debt write downs on personal injury claimant advances.

Other income. The following table summarizes other income for the three months ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Interest and dividend income	$296,000	$310,000
Realized gain	133,000	16,000
Other	22,000	66,000
	$451,000	$392,000

General and administrative expenses.  For the three months ended December 31, 2016, general and administrative expense increased $1.6 million, or 27.3%, to $7.3 million from $5.7 million for the three months ended December 31, 2015, primarily due to an increase in professional fees of $1.3 million and outside services of $0.3 million, primarily related to the Mangrove matter.

Segment profit – Consumer Receivables. Segment profit decreased $1.5 million to $3.2 million for the three months ended December 31, 2016 from $4.7 million for the three months ended December 31, 2015, as a result of decreased revenue, $1.0 million, and higher collection expense in the current year period.

Segment loss – GAR Disability Advocates. The Segment loss was $0.9 million for the three months ended December 31, 2016 as compared to a $1.8 million segment loss for the three months ended December 31, 2015. This reduced loss of $0.9 million in the current fiscal year is primarily the result of higher revenues and a reduction in overhead expenses.

Discontinued Operations. Structured settlement income of $0.2 million includes $1.7 million of unrealized losses and $1.9 million of interest income for the three months ended December 31, 2016. Structured settlement income of $2.8 million included $1.5 million of unrealized gains and $1.3 million of interest income for the three months ended December 31, 2015. This decrease in income is the result of a reduction in fair value of $3.3 million during the current year. Unrealized losses on structured settlements is comprised of both unrealized losses resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.7 million of unrealized losses recognized for the three months ended December 31, 2016, approximately $2.1 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as interest income on structured settlements and a reduction in fair value of $3.3 million during the period. There were no other changes in assumptions during the period.  All of the revenue associated with CBC is recorded in income (loss) from discontinued operations in the Company's consolidated statements of operations.

Loss from discontinued operations was $1.3 million for the three months ended December 31, 2016 compared to income from discontinued operations of $0.3 million for the three months ended December 31, 2015. The $1.6 million decrease is a result of higher revenues derived from the increased investment in structured settlements, offset by higher interest costs, reduction in the fair value of structured settlements of $3.3 million and benefit of income taxes of $1.2 million during the current year.

Income tax (benefit) expense. Income tax expense, consisting of federal, state and foreign components, for three months ended December 31, 2016, was $0.7 million as compared to $0.6 million tax expense for the three months ended December 31, 2015.

Net (loss) income. As a result of the above, the Company had a net loss for the three months ended December 31, 2016 of $2.9 million compared to $1.6 million in net income for the three months ended December 31, 2015.

The Company had a net loss from continuing operations for the three months ended December 31, 2016 of $1.7 million compared to $1.3 million in net income from continuing operations for the three months ended December 31, 2015.

The Company had a net loss from discontinued operations for the three months ended December 31, 2016 of $1.3 million compared to $0.3 million in net income from discontinued operations for the three months ended December 31, 2015.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. There is a $8.2 million aggregate balance on deposit at Bank Hapoalim which has been reclassified as restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit. As of December 31, 2016, the Company had not used this facility.

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

On March 31, 2016, the Company announced that its Board, after careful consideration and in consultation with a special committee of the Board and its financial and legal advisors, unanimously determined to recommend that shareholders reject the Mangrove Offer. Furthermore, the Company announced its intention to commence an issuer tender offer for 3,000,000 shares of Asta common stock pursuant to a “Dutch Auction” format at a price range of $9.50 to $10.25 per share.

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

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement. Additionally, on January 12, 2018, ASFI , a subsidiary of the Company, entered into a Membership Interest Purchase Agreement with PLF. Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus, which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1,800,000. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus.

On November 11, 2016, the Company announced that it will continue its personal injury claims funding business through the formation of a wholly owned subsidiary, Simia. In connection with its formation, Simia entered into an employment agreement with Patrick F. Preece to serve as its Chief Executive Officer.

Divorce Funding

On May 8, 2012, the Company formed EMIRIC, a wholly owned subsidiary of the Company. EMIRIC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provides a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but had been extended to August 2016. Effective August 14, 2016, the Company extended its revolving line of credit with Balance Point until March 31, 2017, at substantially the same terms as the September 14, 2014 amendment. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets.

Discontinued Operations – CBC Acquisition

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of December 31, 2016, CBC had structured settlements valued at $88.3 million and debt of $71.6 million, consisting of a $15.3 million line of credit and an aggregate of 56.3 million of non-recourse notes.

Cash Flow

At December 31, 2016, our cash, including restricted cash decreased $4.4 million to $11.9 million from $16.3 million at September 30, 2016 .

Net cash used in operating activities was $5.3 million during the three month period ended December 31, 2016, as compared to $1.5 million used in operating activities for the three month period ended December 31, 2015, primarily resulting from a $5.0 million change in income taxes receivable. Net cash used in investing activities was $3.3 million during the three month period ended December 31, 2016, as compared to $3.9 million provided by investing activities during the three month period ended December 31, 2015. The change in cash in investing activities is primarily due to higher proceeds from sale of available for sale Securities in the prior year period. Net cash provided by financing activities was $4.1 million during the three month period ended December 31, 2016, as compared to $2.9 million used in financing activities in the same 2015 period. The change is primarily related to the purchase of $7.2 million in treasury stock during 2015.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, costs involved in the collections of consumer receivables and investment in consumer receivable portfolios. Acquisitions recently have been financed through cash flows from operating activities. We believe we may secure credit facilities with financial institutions as we look to grow the Company, support current operations, and execute on our short and long term business initiatives. In the short term, our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers, that will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. This update is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Given the changes in the Company's business management is continuing to assess this new standard and the impact it will have on accounting for its revenues.

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

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign exchange rates and changes in corporate tax rates. At December 31, 2016, the debt associated with our acquisition of CBC, had a balance of approximately $71.6 million, consisting of $15.3 million through a line of credit, at a rate of LIBOR plus 3%, with a floor of 4.1%, from a financial institution, and $56.3 million of notes at varying rates, from 4.85% to 8.75%, issued by CBC’s subsidiaries. At December 31, 2016, the LIBOR rate was 0.77167%. Thus, a 25 basis point change in the LIBOR rate would have had an immaterial impact on the CBC line of credit interest expense, while above the floor rate (4.02167%) would have an effect less than a month. The Company sold CBC on December 13, 2017, and presents the entity as a discontinued operation in its consolidated financial statements.. We do not currently invest in derivative financial or commodity instruments.

The Company sold CBC on December 13, 2017, and presents the entity as a discontinued operation in its consolidated financial statements.

Item 4.	Controls and Procedures (restated)

a. Disclosure Controls and Procedures

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

In connection with the preparation of this Amendment, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

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

2.          The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with concentrations, foreign transactions, significant entities and related party transactions. The material weaknesses related to financial reporting disclosures associated with significant and related party transactions at the subsidiary level, were first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and was also identified as a material weakness in connection with the preparation of this Amendment.

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

Planned Remedial Actions:

●

While the Company has implemented a whistleblower hotline it believes will be effective, management will develop a formalized plan to test the independent system on a regular basis to ensure regulatory compliance.

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

●

The Company will increase the frequency of onsite inspections of third party servicers and advocates throughout the year, utilizing existing accounting/finance personnel familiar with the specific accounting processes involved at each location.

●

The Company will provide training to accounting personnel at subsidiary locations, and will develop detailed checklist and processes that can be used, and reviewed by management during period ends. Additionally, management will routinely visit subsidiary locations to ensure that the processes and guidelines developed are being strictly adhered to.

 5.          The Company did not maintain effective internal controls over accounting for complex transactions specifically associated with equity method investments.

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

b. Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting to determine whether any changes occurring during the first quarter of fiscal year 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk factors (restated)

For a discussion of our potential risks and uncertainties, see the information previously disclosed in Part I, Item 1A. “Risk Factors” in our Form 10-K/A. There have been no material changes to the risk factors disclosed in our Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits (restated)

(a) Exhibits.

2.1

Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

3.4	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.5	Amendment to Amended and Restated Bylaws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*         Filed herewith.

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

ASTA FUNDING, INC. (Registrant)

Date: September 17, 2018	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2018	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

3.4	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.5	Amendment to Amended and Restated Bylaws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*         Filed herewith.

**       This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.