Form 10-Q/A
period 2017-03-31
ASTA FUNDING INC
filed 2018-09-18
CIK 1001258

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

On September 17, 2018, the Company filed an Annual Report on Form 10-K/A to amend and restate the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, as well as the interim periods contained therein (the “Form 10-K/A”), and a Quarterly Report on Form 10-Q/A to amend and restate the Company's previously issued financial statements for the quarter ended December 31, 2016. The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate the Company’s previously issued financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Non-Reliance Period”), which was originally filed with the SEC on May 26, 2017 (the “Original Form 10-Q”). The Company expects to file, at a later time, an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

1.  In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Period, the Company has now accounted for its investment in Pegasus under the equity method in accordance with accounting principle generally accepted in the United States (“US GAAP”).

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

3.  Prior to the sale of its structured settlement business, the Company purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fair value of the Company's structured settelements. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of FASB ASC, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822-10-50-28 through 50-22).

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

7.  The Company identified the personal injury claims asset balance of Pegasus was determined to be overstated.

8.  Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact.

Internal Control and Disclosure Controls Considerations

In connection with this restatement, our Chief Executive Officer and Chief Financial Officer determined that there were deficiencies in the Company's internal control over financial reporting that constituted material weaknesses at March 31, 2017. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at March 31, 2017, as discussed in Item 4 of this Amendment.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Form 10-Q in its entirety, as modified and adjusted to reflect the restatement described above. In addition to such changes, this Amendment also includes: (i) revisions in presentation for the discontinued operations of the Company’s structured settlement business, which was sold on December 13, 2017; and (ii) updates to the Company’s subsequent events disclosure included in Note 20 to the Consolidated Financial Statements. (collectively with (i) above, the “Subsequent Events”).

In accordance with applicable SEC rules, this Amendment also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the filing date of this Amendment. Aside from the foregoing items, this Amendment has not modified the Original Form 10-Q other than to correct immaterial items and certain errors in the exhibit index, and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to the date of the Original Form 10-Q, May 26, 2017, except as noted above with respect to the Subsequent Events.

●	Part I – Item 1. Financial Information.
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk
●	Part I – Item 4. Controls and Procedures.
●	Part II – Item 1A. Risk Factors
●	Part II – Item 6. Exhibits

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousands, except share data)

	(Unaudited)
	March 31, 2017 (restated)	September 30, 2016
ASSETS
Cash and cash equivalents	$8,545,000	$6,282,000
Restricted cash	9,565,000	10,000,000
Available for sale investments (at fair value)	5,397,000	56,763,000
Consumer receivables acquired for liquidation (at net realizable value)	11,590,000	13,427,000
Investment in personal injury claims, net	3,178,000	—
Other investments, net	—	3,590,000
Due from third party collection agencies and attorneys	1,096,000	1,050,000
Prepaid and income taxes receivable	7,560,000	714,000
Furniture and equipment, net	158,000	196,000
Equity method investment	45,924,000	48,582,000
Deferred income taxes	13,981,000	14,903,000
Goodwill	1,410,000	1,410,000
Other assets	4,771,000	6,585,000
Assets related to discontinued operations	95,180,000	91,506,000

Total assets	$208,355,000	$255,008,000

LIABILITIES
Line of credit	$9,600,000	$—
Other liabilities	6,415,000	3,987,000
Liabilities related to discontinued operations	76,306,000	69,238,000

Total liabilities	92,321,000	73,225,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,336,508 at March 31, 2017 and at September 30, 2016; and outstanding 6,562,215 at March 31, 2017 and 11,876,224 at September 30, 2016	133,000	133,000
Additional paid-in capital	67,042,000	67,034,000
Retained earnings	115,818,000	126,738,000
Accumulated other comprehensive income (loss)	169,000	803,000
Treasury stock (at cost) 6,774,293 shares at March 31, 2017 and 1,460,284 shares at September 30, 2016	(67,128,000)	(12,925,000)

Total stockholders’ equity	116,034,000	181,783,000

Total liabilities and stockholders’ equity	$208,355,000	$255,008,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months		Six Months
	Ended	Three Months	Ended	Six Months
	March 31, 2017 (Restated)	Ended March 31, 2016	March 31, 2017 (Restated)	Ended March 31, 2016
Revenues:

Finance income, net	$3,930,000	$4,879,000	$8,025,000	$9,985,000
Personal injury claims income	10,000	—	10,000	—
Disability fee income	1,502,000	872,000	2,856,000	1,531,000

Total revenues	5,442,000	5,751,000	10,891,000	11,516,000
Other income (loss) - includes ($948,000) and $0 during the three month periods ended March 31, 2017 and 2016, and ($993,000) and ($31,000) during the six month periods ended March 31, 2017 and 2016, respectively, of accumulated other comprehensive loss reclassification for securities sold	(667,000)	608,000	(216,000)	1,000,000

	4,775,000	6,359,000	10,675,000	12,516,000

Expenses:
General and administrative	12,251,000	10,222,000	19,546,000	15,951,000
Interest	32,000	—	32,000	—
Impairment of consumer receivables acquired for liquidation	—	124,000	—	124,000
(Earnings) loss from equity method investment	355,000	(333,000)	(49,000)	(1,827,000)

	12,638,000	10,013,000	19,529,000	14,248,000

Loss from continuing operations before income tax	(7,863,000)	(3,654,000)	(8,854,000)	(1,732,000)
Income tax (benefit) - includes tax expense of $379,000 and $0 during the three month periods ended March 31, 2017 and 2016 and $397,000 and $11,000 during the six month periods ended March 31, 2017 and 2016, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	(947,000)	(1,269,000)	(250,000)	(638,000)

Net loss from continuing operations	(6,916,000)	(2,385,000)	(8,604,000)	(1,094,000)
Net (loss) income from discontinued operations, net of income tax	(1,058,000)	555,000	(2,316,000)	827,000

Net loss	$(7,974,000)	$(1,830,000)	$(10,920,000)	$(267,000)

(Net loss) income per share:
Basic (loss) earnings per share from continuing operations	$(0.71)	$(0.20)	$(0.80)	$(0.09)
Basic (loss) earnings per share from discontinued operations	(0.11)	0.05	(0.21)	0.07
Basic (loss) earnings per share	$(0.82)	$(0.15)	$(1.01)	$(0.02)

Diluted (loss) earnings per share from continuing operations	$(0.71)	$(0.20)	$(0.80)	$(0.09)
Diluted(loss) earnings per share from discontinued operations	(0.11)	0.05	(0.21)	0.07
Diluted (loss) earnings per share	$(0.82)	$(0.15)	$(1.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic	9,691,576	12,076,120	10,795,903	12,115,987
Diluted	9,691,576	12,076,120	10,795,903	12,115,987

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

March 31, 2017 and 2016

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended March 31, 2017 (Restated)	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017 (Restated)	Six Months Ended March 31, 2016
Comprehensive income (loss) is as follows:
Net loss	$(7,974,000)	$(1,830,000)	$(10,920,000)	$(267,000)

Net unrealized securities gain (loss), net of tax (expense)/benefit of ($680,000) and ($94,000) during the three month periods ended March 31, 2017 and 2016, respectively, and $23,000 and ($283,000) during the six month periods ended March 31, 2017 and 2016, respectively.	1,204,000	156,000	(35,000)	486,000
Reclassification adjustments for securities sold, net of tax benefit of $379,000 and $0 during the three month periods ended March 31, 2017 and 2016, and $397,000 and $11,000 during the six month periods ended March 31, 2017 and 2016, respectively.	(569,000)	—	(596,000)	(20,000)
Foreign currency translation, net of tax (expense)/benefit of $16,000 and ($8,000) during the three month periods ended March 31, 2017 and 2016, respectively, and $1,000 and ($17,000) during the six month periods ended March 31, 2017 and 2016, respectively.	(21,000)	12,000	(3,000)	26,000

Other comprehensive income (loss)	614,000	168,000	(634,000)	492,000

Total comprehensive (loss) income	$(7,360,000)	$(1,662,000)	$(11,554,000)	$225,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

Six months ended March 31, 2017 (restated):

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2016	13,336,508	133,000	67,034,000	126,738,000	803,000	(12,925,000)	—	181,783,000
Stock based compensation expense	—	—	8,000	—	—	—	—	8,000
Net loss	—	—	—	(10,920,000)	—	—	—	(10,920,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(596,000)	—	—	(596,000)
Unrealized (loss) gain on marketable securities, net	—	—	—	—	(35,000)	—	—	(35,000)
Purchase of treasury stock	—	—	—	—	—	(54,203,000)	—	(54,203,000)
Foreign currency translation, net	—	—	—	—	(3,000)	—	—	(3,000)
Balance, March 31, 2017, as restated	13,336,508	$133,000	$67,042,000	$115,818,000	$169,000	$(67,128,000)	$—	$116,034,000

 Six months ended March 31, 2016:

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,049,000	$119,165,000	$20,000	$(1,751,000)	$793,000	$183,407,000
Exercise of options	7,499	—	47,000					47,000
Stock based compensation expense	—	—	428,000	—	—	—	—	428,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(267,000)	—	—	—	(267,000)
Amount reclassified from other comprehensive income (loss)	—	—	—	—	(20,000)	—	—	(20,000)
Unrealized gain on marketable securities, net	—	—	—	—	486,000	—	—	486,000
Purchase of treasury stock	—	—	—	—	—	(8,363,000)	—	(8,363,000)
Foreign currency translation, net	—	—	—	—	26,000	—	—	26,000
Purchase of subsidiary shares from non-controlling interest	—	—	(903,000)	—	—	—	(793,000)	(1,696,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Balance, March 31, 2016	13,197,476	$132,000	$65,620,000	$118,898,000	$512,000	$(10,114,000)	$—	$175,048,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousands)

	Six Months Ended March 31, 2017 (restated)	Six Months Ended March 31, 2016
Cash flows from operating activities:
Net loss from continuing operations	$(8,604,000)	$(1,094,000)
Net (loss) income from discontinued operations	(2,316,000)	827,000
Net loss	(10,920,000)	(267,000)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	51,000	186,000
Deferred income taxes	1,342,000	444,000
Impairment of consumer receivables acquired for liquidation	—	124,000
Stock based compensation	8,000	428,000
Loss on sale of available-for-sale securities	993,000	31,000
Unrealized gain on other investments	—	(152,000)
Unrealized foreign exchange loss on other investments	—	(26,000)
Reserve for loss on other investments	—	1,000,000
Loss on other investments	3,590,000	—
Loss (Earnings) from equity method investment	(49,000)	(333,000)
Changes in:
Prepaid and income taxes receivable	(6,846,000)	113,000
Due from third party collection agencies and attorneys	(41,000)	269,000
Other assets	1,821,000	(2,235,000)
Other liabilities	2,425,000	1,572,000
Net cash used in operating activities of discontinued operations	438,000	(3,951,000)
Net cash used in operating activities	(7,188,000)	(2,797,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,213,000)	(6,185,000)
Principal collected on receivables acquired for liquidation	4,064,000	4,677,000
Principal collected on consumer receivable accounts represented by account sales	190,000	—
Purchase of available-for-sale securities	(7,693,000)	(7,419,000)
Proceeds from sale of available-for-sale securities	57,016,000	12,303,000
Purchase of non-controlling interest	—	(800,000)
Decrease in equity method investment	2,707,000	3,471,000
Investments in personal injury claims - advances	(3,178,000)	—
Capital expenditures	(13,000)	(65,000)
Net cash used in investing activities of discontinued operations	(3,790,000)	(4,921,000)
Net cash provided by investing activities	47,090,000	1,061,000
Cash flows from financing activities:
Proceeds from exercise of stock options	—	47,000
Purchase of treasury stock	(54,203,000)	(8,363,000)
Borrowings from line of credit	9,600,000	—
Net cash provided by financing activities of discontinued operations	6,748,000	7,797,000
Net cash used in financing activities	(37,855,000)	(519,000)
Foreign currency effect on cash	(217,000)	—
Net increase (decrease) in cash, cash equivalents and restricted cash including cash, cash equivalents classified within assets related to discontinued operations	1,830,000	(2,255,000)
Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(2,000)	(159,000)
Net increase (decrease) in cash and cash equivalents	1,828,000	(2,414,000)
Cash,cash equivalents and restricted cash at beginning of period	16,282,000	19,947,000
Cash, cash equivalents and restricted cash at end of period	$18,110,000	$17,533,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$1,879,000	$1,538,000
Taxes	6,200,000	—
Supplemental disclosure of non-cash flow investing activities :
Continuing Operations:
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements

The following tables summarize the effects of the restatements on the specific items presented in the Company’s consolidated financial statements previously included in the Original Form 10-Q:

	Consolidated Balance Sheet
	March 31, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$9,326,000	$(732,000)	$(49,000)	(2)(6)	$8,545,000
Restricted cash	9,565,000	—	—		9,565,000
Available for sale investments (at fair value)	5,397,000	—	—		5,397,000
Consumer receivables acquired for liquidation (at net realizable value)	11,651,000	—	(61,000)	(2)	11,590,000
Investment in personal injury claims, net	47,888,000	(44,710,000)	—		3,178,000
Due from third party collection agencies and attorneys	1,044,000	—	52,000	(2)	1,096,000
Prepaid and income taxes receivable	7,609,000	—	(49,000)	(8)	7,560,000
Furniture and equipment, net	158,000	—	—		158,000
Equity method investment	—	45,823,000	101,000	(7)	45,924,000
Deferred income taxes	17,556,000	—	(3,575,000)	(2)(8)	13,981,000
Goodwill	1,410,000	—	—		1,410,000
Other assets	4,690,000	(109,000)	190,000	(2)	4,771,000
Assets related to discontinued operations	95,102,000	—	78,000	(5)(6)	95,180,000
Total assets	$211,396,000	$272,000	$(3,313,000)		$208,355,000
LIABILITIES
Line of credit	9,600,000	—	—		9,600,000
Other liabilities	6,940,000	(727,000)	202,000	(2)(6)	6,415,000
Liabilities related to discontinued operations	75,705,000	—	601,000	(5)	76,306,000
Total liabilities	92,245,000	(727,000)	803,000		92,321,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—		—
Common stock	133,000	—	—		133,000
Additional paid-in capital	67,034,000	—	8,000	(6)	67,042,000
Retained earnings	120,837,000	—	(5,019,000)	(2)(3)(4)(5)(6)(7)(8)	115,818,000
Accumulated other comprehensive income (loss)	(726,000)	—	895,000	(2)	169,000
Treasury stock (at cost)	(67,128,000)	—	—		(67,128,000)
Non-controlling interest	(999,000)	999,000	—		—
Total stockholders’ equity	119,151,000	999,000	(4,116,000)		116,034,000

Total liabilities and stockholders’ equity	$211,396,000	$272,000	$(3,313,000)		$208,355,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements

(continued)

	Consolidated Statement of Operations For the Three Months Ended March 31, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Revenues:
Finance income, net	$4,018,000	$—	$(88,000)	(2)	$3,930,000
Personal injury claims income	2,146,000	(2,136,000)	—		10,000
Disability fee income	1,502,000	—	—		1,502,000
Total revenues	7,666,000	(2,136,000)	(88,000)		5,442,000

Other income	(702,000)	—	35,000	(2)	(667,000)
	6,964,000	(2,136,000)	(53,000)		4,775,000
Expenses:
General and administrative	14,546,000	(2,178,000)	(117,000)	(2)	12,251,000
Interest	34,000	(2,000)	—		32,000
Loss from equity method investment	—	35,000	320,000	(7)	355,000
	14,580,000	(2,145,000)	203,000		12,638,000
(Loss) income from continuing operations before income tax	(7,616,000)	9,000	(256,000)		(7,863,000)
Income tax (benefit)/expense	(2,813,000)	—	1,866,000	(8)	(947,000)
Net (loss) income from continuing operations	(4,803,000)	9,000	(2,122,000)		(6,916,000)

Net loss from discontinued operations, net of income tax	(775,000)	—	(283,000)	(5)(8)	(1,058,000)

Less: net income attributable to non-controlling interests	(9,000)	9,000	—		—
Net loss attributable to Asta Funding, Inc.	$(5,569,000)	$—	$(2,405,000)		$(7,974,000)

Basic and diluted loss per share:
Continuing operations	$(0.49)				$(0.71)
Discontinued operations	(0.08)				(0.11)
	$(0.57)				$(0.82)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements

(continued)

	Consolidated Statement of Operations For the Six Months Ended March 31, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Revenues:
Finance income, net	$8,019,000	$—	$6,000	(2)	$8,025,000
Personal injury claims income	4,448,000	(4,438,000)	—		10,000
Disability fee income	2,856,000	—	—		2,856,000
Total revenues	15,323,000	(4,438,000)	6,000		10,891,000

Other income.	(158,000)	—	(58,000)	(2)	(216,000)
	15,165,000	(4,438,000)	(52,000)		10,675,000
Expenses
General and administrative	24,102,000	(4,373,000)	(183,000)	(2)	19,546,000
Interest	36,000	(4,000)	—		32,000
Earnings from equity method investment	—	(49,000)	—		(49,000)
	24,138,000	(4,426,000)	(183,000)		19,529,000
(Loss) income from continuing operations before income tax	(8,973,000)	(12,000)	131,000		(8,854,000)
Income tax (benefit)/expense	(3,368,000)	—	3,118,000	(8)	(250,000)
Net (loss) income from continuing operations	(5,605,000)	(12,000)	(2,987,000)		(8,604,000)

Net loss from discontinued operations, net of income tax	(1,609,000)	—	(707,000)	(3)(5)(8)	(2,316,000)

Less: net income attributable to non-controlling interests	12,000	(12,000)	—		—
Net loss attributable to Asta Funding, Inc.	$(7,226,000)	$—	$(3,694,000)		$(10,920,000)

Basic and diluted loss per share:
Continuing operations	$(0.52)				$(0.80)
Discontinued operations	(0.15)				(0.21)
	$(0.67)				$(1.01)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

	Consolidated Statement of Comprehensive Loss
	For the Three Months Ended March 31, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Comprehensive income (loss) is as follows:
Net loss	$(5,569,000)	$—	$(2,405,000)		$(7,974,000)

Net unrealized securities (loss) gain, net of tax	1,204,000	—	—		1,204,000

Reclassification adjustments for securities sold, net of tax	(569,000)	—	—		(569,000)

Foreign currency translation, net of tax	188,000	—	(209,000)	(2)(6)	(21,000)
Other comprehensive income (loss)	823,000	—	(209,000)		614,000
Total comprehensive loss	$(4,746,000)	$—	$(2,614,000)		$(7,360,000)

	Consolidated Statement of Comprehensive Loss
	For the Six Months Ended March 31, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Comprehensive income (loss) is as follows:
Net loss	$(7,226,000)	$—	$(3,694,000)		$(10,920,000)

Net unrealized securities (loss) gain, net of tax	(35,000)	—	—		(35,000)

Reclassification adjustments for securities sold, net of tax	(596,000)	—	—		(596,000)

Foreign currency translation, net of tax	(181,000)	—	178,000	(2)(6)	(3,000)
Other comprehensive (loss) income	(812,000)	—	178,000		(634,000)
Total comprehensive loss	$(8,038,000)	$—	$(3,516,000)		$(11,554,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

Consolidated Statement of Cash Flows For the Six Months Ended March 31, 2017

	As Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss from continuing operations	$(5,617,000)	$(2,987,000)		$(8,604,000)
Net loss from discontinued operations	(1,609,000)	(707,000)		(2,316,000)
Net loss	(7,226,000)	(3,694,000)		(10,920,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,000	(79,000)		51,000
Deferred income taxes	(1,606,000)	2,948,000	(8)(2)	1,342,000
Stock based compensation	8,000	—		8,000
Loss on sale of available-for-sale securities	993,000	—		993,000
Loss on other investments	3,590,000	—		3,590,000
Loss from equity method investment	—	(49,000)	(7)	(49,000)
Changes in:
Prepaid and income taxes receivable	(6,729,000)	(117,000)	(8)	(6,846,000)
Due from third party collection agencies and attorneys	(39,000)	(2,000)	(2)	(41,000)
Other assets	1,985,000)	(164,000)	(2)	1,821,000
Income tax payable	(252,000)	252,000	(8)	—
Other liabilities	1,832,000	593,000	(2)(6)	2,425,000
Non-controlling interest	12,000	(12,000)	(1)	—
Net cash (used in) provided by operating activities of discontinued operations	(352,000)	790,000	(3) (5)	438,000
Net cash (used in) provided by operating activities	(7,654,000)	466,000		(7,188,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,213,000)	—		(2,213,000)
Principal collected on receivables acquired for liquidation	4,233,000	(169,000)	(2)(4)(5)(6)	4,064,000
Principal collected on consumer receivable accounts represented by account sales	—	190,000	(2)	190,000
Purchase of available-for-sale securities	(7,693,000)	—		(7,693,000)
Proceeds from sales of available-for-sale securities	57,016,000	—		57,016,000
Investments in personal injury claims — advances	(9,194,000)	6,016,000	(1)	(3,178,000)
Investments in personal injury claims — receipts	9,595,000	(9,595,000)	(1)	—
Decrease in equity method investment	—	2,707,000	(1)	2,707,000
Capital expenditures	(13,000)	—		(13,000)
Net cash used in investing activities related to discontinued operations	(3,792,000)	2,000	(4)	(3,790,000)
Net cash provided by investing activities	47,939,000	(849,000)		47,090,000
Cash flows from financing activities:
Purchase of treasury stock	(54,203,000)	—		(54,203,000)
Distributions to non-controlling interest	(366,000)	366,000	(1)	—
Borrowings from line of credit	9,600,000	—		9,600,000
Net cash provided by financing activities related to discontinued operations:	6,748,000	—		6,748,000
Net cash used in financing activities	(38,221,000)	366,000		(37,855,000)
Foreign currency effect on cash	—	(217,000)	(2)	(217,000)
Net increase (decrease) in cash, cash equivalents and restricted cash including cash, cash equivalents classified within assets related to discontinued operations	2,064,000	(234,000)		1,830,000
Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(2,000)	—		(2,000)
Net increase in cash, cash equivalents and restricted cash	2,062,000	(234,000)	(1)(2)(3)(4)(5)(6)(7)(8)	1,828,000
Cash, cash equivalents and restricted cash at beginning of period	16,829,000	(547,000)		16,282,000
Cash, cash equivalents and restricted cash at end of period	$18,891,000	$(781,000)		$18,110,000

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

On September 17, 2018, the Company filed an Annual Report on Form 10-K/A to amend and restate the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, as well as the interim periods contained therein (the “Form 10-K/A”), and a Quarterly Report on Form 10-Q/A to amend and restate the Company's previously issued financial statements for the quarter ended December 31, 2016. The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate the Company’s previously issued financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Non-Reliance Period”), which was originally filed with the SEC on May 26, 2017 (the “Original Form 10-Q”). The Company expects to file, at a later time, an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

The “As Reported” amounts in the tables below represent the amounts reported in the Restated Form 10-Q/A, adjusted in its presentation for the discontinued operations of the Company's wholly-owned subsidiary CBC Settlement Funding, LLC (“CBC”), which was sold on December 13, 2017 (see Note 8 – Discontinued Operations and Note 20 – Subsequent events).

The following errors were identified as part of the restatement:

1.	In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Period, the Company has now accounted for its investment in Pegasus under the equity method in accordance with US GAAP. On the Company’s March 31, 2017 consolidated balance sheet, this resulted in (i) a decrease in cash of $732,000; (ii) a decrease in the investment in personal injury claims of $44,710,000; (iii) a decrease in other assets of $109,000; (iv) a decrease in other liabilities of $727,000; and (v) a decrease in non-controlling interest of $999,000, offset by a corresponding increase in the equity method investment of $45,823,000.

On the Company’s consolidated statement of operations, this resulted in (i) a decrease in total revenues of $2,136,000; (ii) a decrease in expenses of $2,180,000; (iii) an increase in the income attributable to the non-controlling interest of $9,000; and (iv) an increase in earnings from equity method investment of $35,000 for the three months ended March 31, 2017. This change to the equity method of accounting had no effect on net (loss) income attributable to Asta Funding, Inc. during the Non-Reliance Period.

On the Company’s consolidated statement of operations, this resulted in (i) a decrease in total revenues of $4,438,000; (ii) a decrease in expenses of $4,377,000; (iii) a decrease in the income attributable to the non-controlling interest of $12,000; and (iv) a decrease in earnings from equity method investment of $49,000 for the six months ended March 31, 2017. This change to the equity method of accounting had no effect on net (loss) income attributable to Asta Funding, Inc. during the Non-Reliance Period.

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

The correction to properly apply US GAAP to these foreign currency matters resulted in decreased revenue of $88,000, an increase in other income of $35,000, and a decrease in general and administrative expenses of $117,000 for the three months ended March 31, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

The correction to properly apply US GAAP to these foreign currency matters resulted in increased revenue of $6,000, a decrease in other income of $58,000, and an increase in general and administrative expenses of $86,000 for the six months ended March 31, 2017.

The correction of foreign currency transaction on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Cash and cash equivalents	$3,000	$(63,000)	$(60,000)
Consumer receivables acquired for liquidation	(245,000)	184,000	(61,000)
Due from third party collection agencies and attorneys	45,000	7,000	52,000
Deferred income taxes	(722,000)	(102,000)	(824,000)
Other assets	(33,000)	223,000	190,000
Other liabilities	(18,000)	208,000	190,000
Accumulated other comprehensive loss	718,000	177,000	895,000
Retained earnings	(1,653,000)	(139,000)	(1,792,000)

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

In connection with the Company’s filing of the Form 10-K/A, the Company adjusted the fair value of its structured settlements to reflect the appropriate benchmark interest rates at September 30, 2016, which resulted in an decrease in net loss attributable to discontinued operations and an increase in assets related to discontinued operations of $727,000. As this increase in fair value was originally recorded during the three month period ended December 31, 2016, this Amendment includes an increase in both the retained earnings and the net loss attributable to discontinued operations of $727,000 as of and for the six months ended March 31, 2017.

4.

The Company determined that it had not accounted for certain unallocated payments reported on its consolidated balance sheet properly during the Non-Reliance Period. The correction of this error resulted in a decrease to consumer receivables acquired for liquidation of $648,000 and retained earnings of $648,000 as of September 30, 2016 and is therefore included in the net adjustment to retained earnings as of March 31, 2017.

5.	The Company discovered that it did not properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015 with a related party. The correction of this error resulted in a decrease in income from discontinued operations of $60,000 and $118,000 for the three and six months ended March 31, 2017.

The correction of these errors on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Assets related to discontinued operations	$307,000	$(274,000)	$33,000
Liabilities related to discontinued operations	756,000	(155,000)	601,000
Retained earnings	(442,000)	(118,000)	(560,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

6.

The Company identified other transactions that had not been properly accounted for in the correct period and/or for improper amounts and/or improper accounts. The adjustments of these errors were immaterial on an individual basis. The correction of these errors resulted in decreased general and administrative expense of $0 and $270,000 for the three and six months ended March 31, 2017.

The correction of these errors on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Cash and cash equivalents	$-	$11,000	$11,000
Other liabilities	269,000	(257,000)	12,000
Retained earnings	(137,000)	270,000	133,000
Assets related to discontinued operations	45,000	-	45,000
Additional paid in capital	8,000	-	8,000

7.	The Company identified the personal injury claims asset balance of Pegasus was determined to be overstated at March 31, 2017 by $400,000. The correction of this resulted in a decrease in earnings from the equity investment in Pegasus and income from continuing operations of $320,000 and $0 for the three and six months ended March 31, 2017, respectively. Additionally, the equity method investment was increased $101,000 to reflect the impact of related accruals in the Form 10-K/A.

8.	Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact to the Company’s consolidated balance sheet was a (i) decrease to prepaid and income taxes receivable of $49,000; and (ii) decrease to deferred tax assets of $2,750,000.

On the Company’s consolidated statement of operations, there was (i) a net increase to income tax expense of $1,866,000; and (ii) a decrease to income tax benefit from discontinued operations of $223,000 for the three months ended March 31, 2017.

On the Company’s consolidated statement of operations, there was (i) a net increase to income tax expense of $3,118,000; and (ii) an increase to income tax benefit from discontinued operations of $138,000 for the six months ended March 31, 2017.

All of the following notes to consolidated financial statements have been revised to reflect the effects of the above mentioned restatements.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 2 —Business and Basis of Presentation

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

Personal injury claims

Simia and our equity method investment in Pegasus conducts its business solely in the United States. These companies obtain their business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from their websites and through attorneys.

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

Basis of Presentation

The consolidated balance sheet as of March 31, 2017, the consolidated statements of operations for the three and six month periods ended March 31, 2017 and 2016, the consolidated statements of comprehensive income (loss) for the three and six month periods ended March 31, 2017 and 2016, the consolidated statements of stockholders’ equity as of and for the six months ended March 31, 2017 and 2016, and the consolidated statements of cash flows for the six month periods ended March 31, 2017 and 2016, are unaudited. The September 30, 2016 financial information included in this Amendment was derived from our audited financial statements included in the Form 10-K/A. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2017, the results of operations for the three and six month periods ended March 31, 2017 and 2016 and cash flows for the six month periods ended March 31, 2017 and 2016 have been made. The results of operations for the three and six month periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The consolidated financial statements are prepared in accordance with US GAAP and industry practices.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 2—Business and Basis of Presentation (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K/A filed with the Securities and Exchange Commission.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with seven banks at March 31, 2017 that exceeded the balance insured by the FDIC by approximately $4.0 million. Additionally, three foreign banks with an aggregate $1.6 million balances are not FDIC insured. There is a $9.6 million aggregate balance in a domestic bank that is not FDIC insured and has been reclassified to restricted cash in the balance sheet since these assets serve as collateral for the line of credit (see Note 7-Non Recourse Debt ). The Company has an additional $0.5 million in restricted cash that is included in assets related to discontinued operations. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $148,000 and $59,000 and $0.3 million and $0.1 million in performance fees for the three and six months ended March 31, 2017 and 2016, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 2—Business and Basis of Presentation (continued)

Equity method investment(continued)

The carrying value of the investment in Serlefin Peru was $0.2 million as of March 31, 2017 and September 30, 2016. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through March 31, 2017 was approximately $0.1 million, and was not significant to the Company's consolidated statement of operations.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the three and six months ended  March 31, 2017 and 2016.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The initial qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated impaired fair value of goodwill and its carrying amount. As of March 31, 2017, goodwill of the Company consists of $1.4 million from the purchase of VATIV. Additionally, the Company has goodwill of $1.4 million from the purchase of CBC, which is included under assets related to discontinued operations on the consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 4—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$13,462,000	$18,809,000
Acquisitions of receivable portfolio	—	134,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,071,000)	(7,397,000)
Impairment	—	(124,000)
Effect of foreign currency translation	270,000	140,000
Finance income recognized	3,929,000	4,878,000

Balance, end of period	$11,590,000	$16,440,000

Finance income as a percentage of collections	64.72%	65.95%

	For the Six Months Ended March 31,
	2017	2016
Balance, beginning of period	$13,427,000	$15,056,000
Acquisitions of receivable portfolio	2,213,000	6,185,000
Net cash collections from collection of consumer receivables acquired for liquidation	(12,086,000)	(14,774,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(190,000)	—
Impairment	—	(124,000)
Effect of foreign currency translation	202,000	113,000
Finance income recognized	8,024,000	9,984,000

Balance, end of period	$11,590,000	$16,440,000

Finance income as a percentage of collections	65.36%	67.58%

During the three and six month periods ended March 31, 2017, the Company purchased $0 million and $35.0 million, respectively, of face value portfolios at a cost of $0.0 million and $2.2 million, respectively. During the three and six month periods ended March 31, 2016, the Company purchased $24.8 million and $121.0 million, respectively, of face value portfolios at a cost of $1.7 million and $6.2 million, respectively.

As of March 31, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $4.8 million and $4.1 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $8.9 million, or 75.9% of the total consumer receivables held of $11.6 million at March 31, 2017.

As of March 31, 2016, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $4.4 million and $3.9 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $8.3 million, or 50.6% of the total consumer receivables held of $16.4 million at March 31, 2016.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three and six month periods ended March 31, 2017 and 2016, respectively.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Gross collections (1)	$10,657,000	$12,356,000	21,916,000	24,601,000
Commissions and fees (2)	4,586,000	4,959,000	9,640,000	9,827,000
Net collections	$6,071,000	$7,397,000	$12,276,000	$14,774,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.

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

Note 5—Litigation Funding

Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus") with Pegasus Legal Funding, LLC (“PLF”). The Company has an 80% non-controlling interest in the joint venture. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. Pegasus earned $2.1 million and $1.8 million in interest and fees for three months ended March 31, 2017 and 2016, respectively, and earned $4.4 million and $4.9 million in interest and fees for six months ended March 31, 2017 and 2016, respectively . The Company had a net invested balance in personal injury claims of $45.9 million and $48.6 million on March 31, 2017 and September 30, 2016, respectively.

Equity method investments as of March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pegasus Funding, LLC	$45,924,000	80%	$48,582,000	80%

The carrying value of the Company's equity investment at March 31, 2017 was $45,924,000, a decrease of $2,658,000 over the prior year's carrying value of $48,582,000. The decrease in carrying value was attributed to the Company's equity earnings of $49,000 for the six months ended March 31, 2017, less loan repayments made to Asta which are classified on its balance sheet as due to Asta of $2,707,000 for the six months ended March 31, 2017.

The carrying value of the Company's equity investment at September 30, 2016 was $48,582,000, an increase of $7,831,000 over the prior year's carrying value of $40,751,000. The increase in carrying value was attributed to the Company's current year equity earnings of $10,551,000, less repayments made to Asta which are classified on its balance sheet as due to Asta of $2,720,000 during fiscal 2016.

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 5—Litigation Funding (continued)

Equity Method Investment (continued)

The results of operations and financial position of the Company’s equity method investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	Three months ended
	March 31, 2017	March 31, 2016
Personal injury claims income	$2,136,000	$1,846,000
Operating expenses	2,580,000	1,430,000
(Loss) income from operations	$(444,000)	$416,000

(Loss) earnings from equity method investment	$(355,000)	$333,000

	Six months ended
	March 31, 2017	March 31, 2016
Personal injury claims income	$4,439,000	$4,931,000
Operating expenses	4,378,000	2,647,000
Income (loss) from operations	$61,000	$2,284,000

Company’s equity income from operations	$49,000	$1,827,000

	Condensed Balance Sheet Information
	March 31, 2017	September 30, 2016
Cash	$732,000	$539,000
Investment in personal injury claims	44,710,000	48,289,000
Other assets	109,000	188,000
Total Assets	$45,551,000	$49,016,000

Due to Asta	$31,698,000	$34,404,000
Other liabilities	600,000	1,053,000
Equity	13,253,000	13,559,000
Total Liabilities and Equity	$45,551,000	$49,016,000

Matrimonial Claims (included in Other Assets)

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. The loan balance at March 31, 2017 was approximately $1.5 million. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in BPCM and other assets. As of March 31, 2017, the Company’s investment in cases through BPCM was approximately $2.5 million. There was no income recognized in the three and six month periods ended March 31, 2017 and 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 6—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	March 31,	September 30,
	2017	2016
Furniture	$273,000	$273,000
Equipment	236,000	235,000
Software	1,363,000	1,350,000

	1,872,000	1,858,000
Less accumulated depreciation and amortization	1,714,000	1,662,000

Balance, end of period	$158,000	$196,000

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provided for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that required the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has borrowed $9.6 million against the facility, which was outstanding as of March 31, 2017. There is a $9.6 million aggregate balance in Bank Hapoalim which has been reclassified as restricted cash in the consolidated balance sheets since these assets serve as collateral for the line of credit (see Note 1 – Business and Basis of Presentation). On April 28, 2017, the Company renewed the line of credit facility with a new maturity date of August 2, 2017.

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

As of March 31, 2017, the components of the Company designated as discontinued operations had assets and liabilities of $95.2 million and $76.3 million, respectively. As of September 30, 2016, the components of the Company designated as discontinued operations had assets and liabilities of $91.5 million and $69.2 million, respectively. For the three months ended March 31, 2017 and 2016, the Company designated as discontinued operations reported a (loss) profit, net of income taxes of ($1.1) million and $0.6 million, respectively. For the six months ended March 31, 2017 and 2016, the Company designated as discontinued operations reported a (loss) income, net of income taxes of ($2.3) million and $0.8 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

The following table presents the operating results, for the three and six months ended March 31, 2017 and 2016, for the components of the Company designated as discontinued operations :

	Three months ended
	March 31, 2017	March 31, 2016
Revenues:
Unrealized (loss) gain on structured settlements	$(1,338,000)	$1,637,000
Interest income on structured settlements	1,941,000	1,481,000
Total revenues	603,000	3,118,000
Other income	15,000	—

	618,000	3,118,000

Expenses:
General and administrative expenses	1,508,000	1,372,000
Interest expense	948,000	789,000

	2,456,000	2,161,000

(Loss) income from discontinued operations before income taxes	(1,838,000)	957,000
Income tax (benefit) expense from discontinued operations	(780,000)	402,000
(Loss) income from discontinued operations before non-controlling interest	(1,058,000)	555,000
Non-controlling interest	—	—

(Loss) income from discontinued operations, net of taxes	$(1,058,000)	$555,000

	Six months ended
	March 31, 2017	March 31, 2016
Revenues:
Unrealized (loss) gain on structured settlements	$(3,020,000)	$3,164,000
Interest income on structured settlements	3,842,000	2,708,000
Total revenues	822,000	5,872,000
Other income	30,000	—

	852,000	5,872,000

Expenses:
General and administrative expenses	2,996,000	2,751,000
Interest expense	1,880,000	1,515,000

	4,876,000	4,266,000

(Loss) income from discontinued operations before income taxes	(4,024,000)	1,606,000
Income tax (benefit) expense from discontinued operations	(1,708,000)	675,000
(Loss) income from discontinued operations before non-controlling interest	(2,316,000)	931,000
Non-controlling interest	—	104,000

(Loss) income from discontinued operations, net of taxes	$(2,316,000)	$827,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

The major components of assets and liabilities related to discontinued operations are summarized below:

	March 31, 2017		September 30, 2016
Cash and cash equivalents	$1,196,000	(1)	$1,198,000
Restricted cash	499,000		499,000
Structured settlements	89,641,000		86,091,000
Furniture and equipment, net	41,000		47,000
Goodwill	1,405,000		1,405,000
Other assets	2,398,000		2,266,000
Total assets related to discontinued operations	$95,180,000		$91,506,000

Other debt - CBC	74,183,000		67,435,000
Other liabilities	2,123,000		1,803,000
Total liabilities related to discontinued operations	$76,306,000		$69,238,000

(1) Cash balance with one bank at March 31, 2017 that exceeded the balance insured by the FDIC by approximately $0.7 million.

Structured Settlements

Prior to the sale of CBC, CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $3.0 million of unrealized losses recognized in the six month period ended March 31, 2017, approximately $4.3 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.0 million in realized gains recognized as realized interest income on structured settlements during the period, and a reduction in fair value of $6.3 million on CBC’s life contingent annuities portfolio as a result of the sale on all of the life contingent assets in April 2017. See Note 20 - Subsequent Events. There were no other changes in assumptions during the period.

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

Structured settlements consist of the following as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Maturity (1) (2)	$152,548,000	$133,059,000
Unearned income	(62,907,000)	(46,968,000)

Structured settlements, net	$89,641,000	$86,091,000

(1)	The maturity value represents the aggregate unpaid principal balance at March 31, 2017 and September 30, 2016.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at March 31, 2017 and September 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

Encumbrances on structured settlements as of March 31, 2017 and September 30, 2016 are as follows:

	Interest Rate	March 31, 2017	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	8.75%	$1,771,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	7.25%	4,056,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	7.125%	3,926,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	5.39%	18,393,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	5.07%	14,006,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	4.85%	13,322,000	13,705,000
$25,000,000 revolving line of credit (3)	4.1%	18,709,000	10,154,000

Encumbered structured settlements		74,183,000	67,435,000
Structured settlements not encumbered		15,458,000	18,656,000

Total structured settlements		$89,641,000	$86,091,000

(3)	See the table below – Other Debt – CBC

At March 31, 2017, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017 (6 months)	$5,702,000
September 30, 2018	8,892,000
September 30, 2019	9,237,000
September 30, 2020	8,713,000
September 30, 2021	9,576,000
Thereafter	110,428,000

Total	$152,548,000

The Company assumed $25.9 million of debt related to the CBC acquisition on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. In March 2017, the credit line was extended to April 28, 2017. On April 28, 2017, CBC entered into the Tenth Amendment, extending the credit line maturity date to June 30, 2017 (see Note 20 – Subsequent Events).

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

As of March 31, 2017, the remaining debt amounted to $74.2 million, which consisted of $18.7 million drawdown from a line of credit from an institutional source and $55.5 million of notes payable issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. The fair value of this debt approximated its carrying value.

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

The Company reassessed the situation at September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which was made during the three month period ended September 30, 2016. The Company reviewed the case as of March 31, 2017 and deemed that the $2.3 million reserve remains sufficient. See Note 20 - Subsequent Events.

The Company is a defendant in a lawsuit filed in Montana state court alleging fraud and abuse of process arising from the Company’s business relationship with an entity that finances divorce litigation proceedings. As of March 31, 2017, and based on its assessments of current facts and circumstances, the Company believes that it has recorded adequate reserves to cover future obligations associated with this lawsuit. See Note 20 - Subsequent Events.

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

Legal Matters (continued)

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

The Company recognizes revenue for GAR Disability Advocates when disability claimants cases close with the social security administration and the applicable fees are collected.

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

Impairments (continued)

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

Note 11—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three months and six months ended March 31, 2017 was 12.0% and 34.7%, respectively, compared to 2.8% and 36.8 in the same periods of the prior year. The effective rate for fiscal 2017 and 2016 differed from the U.S. federal statutory rate of 35% due to state income taxes, and other permanent differences.

The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The tax returns for the 2014 and 2015 fiscal years are currently under examination by the Internal Revenue Service. The Company does not have any uncertain tax positions.

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

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Net (loss) income from continuing operations	$(6,916,000)	9,691,576	$(0.71)	$(2,385,000)	12,076,120	$(0.20)
Net (loss) income from discontinued operations	(1,058,000)	9,691,576	(0.11)	555,000	12,076,120	0.05
	$(7,974,000)		$(0.82)	$(1,830,000)		$(0.15)

Effect of Dilutive Stock		—	—		—	—

Diluted	$(7,974,000)	9,691,576	$(0.82)	$(1,830,000)	12,076,120	$(0.15)

The following table presents the computation of basic and diluted per share data for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Net (loss) income from continuing operations	$(8,604,000)	10,795,903	$(0.80)	$(1,094,000)	12,115,987	$(0.09)
Net (loss) income from discontinued operations	(2,316,000)	10,795,903	(0.21)	827,000	12,115,987	0.07
	$(10,920,000)		$(1.01)			$(0.02)

Effect of Dilutive Stock		—	—		—	—

Diluted	$(10,920,000)	10,795,903	$(1.01)	$(267,000)	12,115,987	$(0.02)

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

In addition, the shares are subject to certain sales restrictions following the initial lock-up period which expired on December 31, 2016 (see Note 8 – Discontinued Operations).

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan:

	Six Months Ended March 31,
	2017		2016
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	949,667	$8.47	1,043,566	$8.47
Options granted	—	—	67,100	7.93
Options exercised	—	—	(7,499)	6.32
Options forfeited/cancelled	(52,800)	14.13	(8,300)	8.14
Outstanding options at the end of period	896,867	$8.14	1,094,867	$8.45

Exercisable options at the end of period	858,195	$8.15	963,522	$8.48

	Three Months Ended March 31,
	2017		2016
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	897,167	$8.14	1,110,666	$8.43
Options granted	—	—	—	—
Options exercised	—	—	(7,499)	6.32
Options forfeited/cancelled	(300)	8.08	(8,300)	8.14
Outstanding options at the end of period	896,867	$8.14	1,094,867	$8.45

Exercisable options at the end of period	858,195	$8.15	963,522	$8.48

The following table summarizes information about the 2012 Plan, 2002 Plan, and the Equity Compensation Plan outstanding options as of March 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	–	5.7500	3,800	2.1	$2.95	3,800	$2.95
$5.7501	–	8.6250	768,567	5.0	7.96	729,895	7.96
$8.6251	–	11.5000	124,500	5.8	9.40	124,500	9.40

			896,867	5.1	$8.14	858,195	$8.15

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

(Unaudited) (Restated)

Note 15— Stockholders’ Equity (continued)

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

On January 6, 2017, the Company entered into a settlement agreement (the “ Settlement Agreement ”) with Mangrove and, for limited purposes stated therein, Gary Stern, Ricky Stern, Emily Stern, Arthur Stern, Asta Group, Incorporated and GMS Family Investors LLC (collectively, the “ Stern Family”).

The Settlement Agreement provided that, within ten business days following the date of the Settlement Agreement, the Company will commence a self-tender offer (“Tender Offer”) to repurchase for cash 5,314,009 shares of its common stock at a purchase price of $10.35 per share. The Tender Offer will expire no later than February 28, 2017. Pursuant to the Settlement Agreement, Mangrove will tender its 4,005,701 shares for purchase by the Company. The Stern Family has agreed not to tender any of their shares in the Tender Offer. In addition, pursuant to a securities purchase agreement dated January 6, 2017 between Mangrove and Gary Stern (the “Purchase Agreement”), Gary Stern will purchase any remaining shares owned by Mangrove eleven business days following the closing of the Tender Offer for $10.35 per share.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 15—Stockholders’ Equity (continued)

In connection with the Settlement Agreement, the Company also entered into a Voting Agreement dated January 6, 2017 (the “Voting Agreement”) with Gary Stern, Ricky Stern, Emily Stern, Asta Group, Incorporated and GMS Family Investors LLC (collectively, the “Stern Stockholders”). The Voting Agreement provides that the Stern Stockholders will not have the right to vote more than 49% of the Company’s total outstanding shares, and any additional shares held by the Stern Stockholders will be voted in a manner proportionate to the votes of the outstanding shares not held by the Stern Stockholders.

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

If more than 5,314,009 shares had been tendered, the Company would have purchased all tendered shares on a pro rata basis, subject to the conditional tender provisions described in the Offer to Purchase. Pursuant to the Settlement Agreement, Gary Stern (or his permitted assignees) had unconditionally agreed to purchase from Mangrove and its affiliates any shares owned by Mangrove and its affiliates that the Company did not purchase in the tender offer. Effective with the repurchase of the Mangrove shares in this tender offer, Mangrove was no longer deemed to be a related party.

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

As of December 31, 2016, and for the three month periods ended December 31, 2015 and 2016, through February 14, 2017, Mangrove due to their ownership in the Company's common stock, which was acquired in a series of OTC transactions, was deemed to be a related party.   Effective on February 15, 2017, the date Mangrove tendered its shares, they were no longer deemed to be a related party.

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

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$2,936,000	$2,936,000	$923,000	$923,000
Available-for-sale investments (Level 1)	5,397,000	5,397,000	56,763,000	56,763,000
Other investments, net (Level 1)	—	—	3,590,000	3,590,000
Consumer receivables acquired for liquidation (Level 3)	11,590,000	44,014,000	13,427,000	47,233,000

The following assets have been reclassified to discontinued operations as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset
Structured settlements (Level 3)	89,641,000	89,641,000	86,091,000	86,091,000

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains (losses) on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $3.0 million of unrealized losses recognized in the six month period ended March 31, 2017, approximately $4.3 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.0 million in realized gains recognized as realized interest income on structured settlements and a reduction in fair value of $6.3 million during the period.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 16—Fair Value of Financial Measurements and Disclosures (continued)

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of March 31, 2017 (which are classified in the consolidated financial statements as assets related to discontinued operations):

	Fair Value	Valuation Technique	Significant Unobservable Input	Weighted Average Rate
Structured settlements at fair value	$89,641,000	Discounted cash flow	Discount rate	4.80%	–	10.5%

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

The changes in the financial instruments at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2017 were as follows:

Balance at September 30, 2016	$86,091,000
Total gains and losses included in earnings	(3,020,000)
Purchases	7,926,000
Interest accreted	3,165,000
Payments received	(4,136,000)
Fair Value adjustment	(385,000)
Total	$89,641,000
The amount of total losses for the three month period included in earnings attributable to the change in unrealized losses relating to structured settlements held at March 31, 2017	$(3,020,000)

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the six months ended March 31, 2017 are reported in the following revenue categories:

Total losses included in the six months ended March 31, 2017	$(3,020,000)

Change in unrealized losses relating to assets still held at March 31, 2017	$(3,020,000)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 17—Segment Reporting (continued)

•

Personal injury claims (Equity Method Investment)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances. Simia's activity for the three months ended March 31, 2017 is included in this segment, along with that of the Company's equity investment in Pegasus.

•

GAR Disability Advocates is an advocacy group which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, restricted cash, available-for-sale securities, property and equipment, goodwill, deferred taxes, other assets, and assets related to discontinued operations.

The following table shows results by reporting segment for the three and six month period ended March 31, 2017 and 2016.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Personal Injury Claims including (Equity Method Investment) (2)	Corporate (3)		Total

Three Months Ended March 31,
2017:
Revenues	$3.9	$1.5	$—	$—		$5.4
Other income	—	—	—	(0.6)		(0.6)
Segment profit (loss)	3.6	(0.5)	(0.7)	(10.3)		(7.9)
2016:
Revenues	4.9	0.9	—	—		5.8
Other income	—	—	—	0.6		0.6
Segment profit (loss)	1.8	(2.7)	0.3	(3.1)		(3.7)
Six Months Ended March 31,
2017:
Revenues	8.0	2.9	—	—		10.9
Other income	—	—	—	(0.2)		(0.2)
Segment profit (loss)	6.8	(1.4)	(0.3)	(14.0)		(8.9)
Segment Assets(1)	18.7	2.3	49.4	138.0	(4)	208.4
2016:
Revenues	10.0	1.5	—	—		11.5
Other income	—	—	—	1.0		1.0
Segment profit (loss)	6.4	(4.5)	1.8	(5.4)		(1.7)
Segment Assets(1)	21.9	3.7	37.6	177.2	(4)	240.4

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The  Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $95.2 million and $80.1 million of assets related to discontinued operations as of March 31, 2017 and 2016, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 18 - Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	Six Months Ended March 31, 2017			Year Ended September 30, 2016
	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$179,000	$803,000	$(205,000)	$225,000	$20,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $1,000 and $25,000 at March 31 2017, and September 30, 2016, respectively.	-	(3,000)	(3,000)	-	(46,000)	(46,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $23,000 and ($529,000) at March 31, 2017, and September 30, 2016, respectively.	(35,000)	-	(35,000)	868,000	-	868,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $397,000 and $24,000 at March 31, 2017, and September 30, 2016, respectively.	(596,000)	-	(596,000)	(39,000)	-	(39,000)

Net current-period other comprehensive income (loss)	(631,000)	(3,000)	(634,000)	829,000	(46,000)	$783,000

Ending balance	$(7,000)	$176,000	$169,000	$624,000	$179,000	$803,000

	Six Months Ended March 31, 2016
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$(205,000)	$225,000	$20,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($17,000) during the six month period ended March 31, 2016.	-	26,000	26,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of ($283,000) during the six month period ended March 31, 2016.	486,000	-	486,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $11,000 during the six month period ended March 31, 2016.	(20,000)	-	(20,000)

Net current-period other comprehensive (loss) income	466,000	26,000	492,000

Ending balance	$261,000	$251,000	$512,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 19—Related Party Transactions

On September 17, 2015, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provides consulting services which included, but is not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“services”). The Consulting Agreement is for a period of two years, which ends on September 17, 2017. For the six months ended March 31, 2017, the Company paid $40,000 to Piccolo for such services. There were no amounts due to Piccolo at March 31, 2017 and September 30, 2016.

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

For the three and six months ended March 31, 2017, the Company paid Fortress $54,000 and $154,000, respectively. For the three and six months ended March 31, 2016, the Company paid Fortress $118,000 and $161,000, respectively. As of March 31, 2017 and September 30, 2016, the Company had a liability due to Fortress of $0.6 million and $0.8 million, respectively.

Note 20—Subsequent Events

Discontinued Operations

On April 7, 2017, CBC, through its subsidiary BBRVII, LLC, issued approximately $18,340,000 of fixed rate asset backed notes with a yield of 5.0% and a stated maturity date of January 15, 2069 (see Note 10 – Other Debt – CBC).

On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (Assignee”). The Assignment Agreement provided for the sale of the Company’s entire life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company will realize a loss from the sale of approximately $5.4 million. Accordingly, the Company reflected a $5.4 million reduction in the fair market value of these assets, resulting in a corresponding revenue loss for the three months ended March 31, 2017 in the consolidated statements of operations (see Note 8 – Discontinued Operations).

On April 28, 2017, CBC entered into the Tenth Amendment, extending the line of credit to June 30, 2017.  Other terms and conditions of the Ninth Amendment, in effect as of March 31, 2017, remained unchanged (see Note 8 – Discontinued Operations).

Other Debt

On April 28, 2017, the Company renewed the line of credit facility from Bank Hapoalim with the new maturity date of August 2, 2017(see Note 7 – Non Recourse Debt). Other terms and conditions remained unchanged

Simia

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

Legal Matters

A competitor of the Company's former subsidiary CBC alleged that CBC had unlawfully purchased certain of the competitor's trade secrets and customer lists from intermediaries who allegedly arranged and/or paid for said materials from the competitor.  CBC denied any wrongdoing and disclaimed liability.  The parties settled the matter for a payment by the Company of $0.5 million on or about November 22, 2017, in exchange for a complete release.

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

IRS Examination

The Company's amended federal tax return for the years ended September 30, 2014 and 2015 is currently being audited by the Internal Revenue Service.

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

Unless terminated on an earlier date pursuant to the terms of the Rights Agreement, the Rights will expire on  June 1, 2018, or such later date as may be established by the Board as long as any such extension is approved by a vote of the stockholders of the Company by June 1, 2018

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

Overview

All management’s discussion and analysis has been revised to reflect the restatements discussed in Note 1 – Restatement of Financial Statements in the Company’s notes to consolidated financial statements.

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), EMIRIC, LLC (“EMIRIC”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including structured funding of personal injury claims, through our 50% controlled, 80% owned, equity investment in Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States since 2010. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

On December 13, 2017, we sold all of our issued and outstanding equity capital in CBC, our wholly owned subsidiary engaging in structured settlements. As a result of this sale, all prior periods presented in our consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising our structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 8 - Discontinued Operations in the notes to our consolidated financial statements.

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

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three and six month periods ended March 31, 2017 and 2016. Pegasus is accounted for under the equity method within the personal injury claims segment. The following table summarizes total revenues by percentage from the three lines of business for the three and six month periods ended March 31, 2017 and 2016:

	Three Month Ended		Six Month Ended
	March 31,		March 31,
	2017	2016	2017	2016
Finance income (consumer receivables)	72.2%	84.8%	73.7%	86.7%
Personal injury claims	0.2%	—%	0.1%	—%
GAR Disability Advocates	27.6%	15.2%	26.2%	13.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

International operations are included in the consumer receivables segment and are not significant to the overall operations of that segment.

Information about the results of each of the Company’s reportable segments for the three and six month periods ended March 31, 2017 and 2016, reconciled to the Company’s consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment. Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes, other assets and assets related to discontinued operations.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Personal Injury Claims and (Equity Investment) (2)	Corporate (3)		Total

Three Months Ended March 31,
2017:
Revenues	$3.9	$1.5		$—		$5.4
Other income	—	—	—	(0.6)		(0.6)
Segment profit (loss)	3.6	(0.5)	(0.73)	(10.3)		(7.9)
2016:
Revenues	4.9	0.9	—	—		5.8
Other income	—	—	—	0.6		0.6
Segment profit (loss)	1.8	(2.7)	0.3	(3.1)		(3.7)
Six Months Ended March 31,
2017:
Revenues	8.0	2.9	—	—		10.9
Other income	—	—	—	(0.2)		(0.2)
Segment profit (loss)	6.8	(1.4)	(0.3)	(14.0)		(8.9)
Segment Assets(1)	18.7	2.3	49.4	138.0	(4)	208.4
2016:
Revenues	10.0	1.5	—	—		11.5
Other income	—	—	—	1.0		1.0
Segment profit (loss)	6.4	(4.5)	1.8	(5.4)		(1.7)
Segment Assets(1)	21.9	3.7	37.6	177.2	(4)	240.4

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The  Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $95.2 million and $80.1 million of assets related to discontinued operations as of March 31, 2017 and 2016, respectively.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables (domestic and foreign):

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia will commence funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with PLF. As of March 31, 2017, the carrying value of its equity investment in Pegasus was approximately $45.9 million.

 On May 8, 2012, the Company announced the formation of EMIRIC, LLC , a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of March 31, 2017, BPCM has invested $2.5 million, net of reserve charges, in cases managed by this Venture.

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

The Company recognizes revenue for GAR Disability Advocates when disability claimants cases close with the social security administration and the applicable fees are collected.

In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations

Six Months Ended March 31, 2017, Compared to the Six Months Ended March 31, 2016

Finance income. For the six months ended March 31, 2017, finance income decreased $2.0 million or 19.6% to $8.0 million from $10 million for the six months ended March 31, 2016. During the six months ended March 31, 2017, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. During the first six months of fiscal year 2016, the Company purchased $121.0 million of face value portfolios at a cost of $6.2 million. Net collections for the six months ended March 31, 2017 decreased 16.9% to $12.3 million from $14.8 million for the same prior year period. During the first six months of fiscal year 2017, gross collections decreased 10.9% or $2.7 million to $21.9 million from $24.6 million for the six months ended March 31, 2016. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $0.2 million, or 1.9%, to $9.6 million for the current fiscal six month period from $9.8 million for the six months ended March 31, 2016. Commissions and fees amounted to 44.0% of gross collections for the six month period ended March 31, 2017, compared to 39.9% in the same period of the prior year, resulting from higher percentage of commissionable collections in the current year period.

Social security benefit advocacy fee income. For the six months ended March 31, 2017, disability fee income increased $1.4 million, or 86.5%, to $2.9 million as compared to $1.5 million for the six months ended March 31, 2016, due to the increase in the number of disability claimant cases closed with the Social Security Administration during the current period.

Earnings (loss) from equity method investee. Earnings from equity method investee decreased $1.8 million, or 97.3%, to earnings of $49,000 for the six months ended March 31, 2017 from earnings of $1.8 million for the six months ended March 31, 2016, due to reduced interest income and bad debt write downs on personal injury claimant advances.

Other income (loss). The following table summarizes other income (loss) for the six months ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Interest and dividend income	$595,000	$622,000
Realized (loss)/gain	(815,000)	16,000
Other	4,000	362,000

	$(216,000)	$1,000,000

General and administrative expenses. For the six months ended March 31, 2017, general and administrative expense increased $3.5 million, or 22.5%, to $19.5 million from $16.0 million for the six months ended March 31, 2016, primarily due to an increase in professional fees of $2.3million, primarily related to the Mangrove matter, and a loss on investment of $3.4 million, partially offset by the reduction in litigation settlement costs of $2.0 million.

Interest expense. For the six months ended March 31, 2017, interest expense increased $33,000 to $33,000 as compared to $0 million for the six months ended March 31, 2016. The increased interest expense is a result of the Company's current advance on its line of credit.

Segment profit – Consumer Receivables. For the six months ended March 31, 2017, segment profit increased $0.4 million to $6.8 million from $6.4 million for the six months ended March 31, 2016, primarily due the reduction in litigation settlement costs of $2.0 million, and other overhead expenses of $0.4 million, partially offset by decreased revenue of $2.0 million.

Segment loss – Personal Injury Claims. For the six months ended March 31, 2017, segment loss was $0.3 million as compared to segment profit of $1.8 million for the six months ended March 31, 2016. The decrease is attributable to the Company's loss from its equity investment in the current period.

Discontinued Operations. Structured settlement income of $0.8 million includes $3.0 million of unrealized losses and $3.8 million of interest income for the six months ended March 31, 2017. Structured settlement income of $5.9 million included $3.2 million of unrealized gains and $2.7 million of interest income for the six months ended March 31, 2016. This decrease in income is primarily the result of a reduction in fair value of $5.6 million in CBC’s life contingent annuities portfolio during the current year. Unrealized losses on structured settlements is comprised of both unrealized losses resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $3.0 million of unrealized losses recognized for the six months ended March 31, 2017, approximately $4.3 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $1.0 million in realized gains recognized as interest income on structured settlements and a reduction in fair value of $6.3 million during the period. There were no other changes in assumptions during the period.  All of the revenue associated with CBC is recorded in income (loss) from discontinued operations in the Company's consolidated statements of operations.

Segment loss – GAR Disability Advocates. For the six months ended March 31, 2017, segment loss was $1.4 million as compared to a $4.5 million loss for the same period in the prior year. This reduced loss in the current period is primarily the result of increased revenues of $1.4 million and the reduction in overhead expenses.

Income tax (benefit) expense. For the six months ended March 31, 2017, income tax benefit for continuing and discontinued operations, consisting of federal and state income taxes, was $0.3 million, as compared to an income tax benefit for continuing and discontinued operations, consisting of federal and state income taxes, of $0.6 million for the six months ended March 31, 2016, resulting from a decrease in the taxable loss in the current period.

Loss from continuing operations. As a result of the above, the Company had a net loss from continuing operations for the six months ended March 31, 2017 of $8.6 million compared to a $1.1 million net loss from continuing operations for the six months ended March 31, 2016.

Loss from discontinued operations. As a result of the above, the Company had a net loss from discontinued operations for the six months ended March 31, 2017 of $2.3 million compared to $0.8 million of net income from discontinued operations for the six months ended March 31, 2016.

Net loss. As a result of the above, the Company had a net loss for the six months ended March 31, 2017 of $10.9 million compared to $0.3 million net loss for the six months ended March 31, 2016.

Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

Finance income. For the three months ended March 31, 2017, finance income decreased $1.0 million or 19.5% to $3.9 million from $4.9 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company did not purchase any portfolios. During the three months ended March 31, 2016, the Company purchased $24.8 million in face value of new foreign portfolios purchased in Peru and Colombia at a cost of $1.7 million. Net collections for the three months ended March 31, 2017, decreased 17.9% to $6.1 million from $7.4 million for the three months ended March 31, 2016. During the second quarter of fiscal year 2017, gross collections decreased 3.8% or $1.7 million to $10.7 million from $12.4 million for the three months ended March 31, 2016. Commissions and fees associated with gross collections from third party collection agencies and attorneys decreased to $4.6 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016. Commissions and fees amounted to 43.0% of gross collections for the three months ended March 31, 2017, compared to 40.1% for the three months ended March 31, 2016, resulting from higher percentage of commissionable collections in the prior period.

Social security benefit advocacy fee income. For the three months ended March 31, 2017, disability fee income increased $0.6 million to $1.5 million as compared to $0.9 million for the three months ended March 31, 2016, due to an increase in disability claimant cases closed with the Social Security Administration during the current period.

Earnings (loss) from equity method investee. Earnings from equity method investee decreased $0.7 million, or 206.6%, to a loss of $355,000 for the three months ended March 31, 2017 from earnings of $0.3 million for the three months ended March 31, 2016, due to reduced interest income and bad debt write downs on personal injury claimant advances.

Other income (loss). The following table summarizes other income (loss) for the three months ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Interest and dividend income	$299,000	$313,000
Realized loss	(948,000)	—
Other	(18,000)	295,000

	$(667,000)	$608,000

General and administrative expenses. For the three months ended March 31, 2017, general and administrative expense increased $2.1 million, or 19.8%, to $12.3 million from $10.2 million for the three months ended March 31, 2016, primarily attributable to loss on investments of $3.4 million, increase in professional fees of $1.7 million related to the Mangrove matter, increased bad debt expense of $0.5 million, partially offset by the reduction in litigation settlement costs of $2.0 million, and $1.5 million reduction in GAR Disability overhead costs .

Interest expense. For the three months ended March 31, 2017, interest expense increased $33,000 to $33,000 as compared to $0 million for the three months ended March 31, 2016. The increased interest expense in the current period is the result of the Company's current advance on its line of credit.

Segment profit – Consumer Receivables. For the three months ended March 31, 2017, segment profit increased $1.8 million to $3.6 million as compared to $1.8 million for the three months ended March 31, 2016, primarily due to the reduction in litigation settlement costs of $2.0 million.

Segment loss – Personal Injury Claims. For the three months ended March 31, 2017, segment loss was $0.7 million as compared to segment profit of $0.3 million for the three months ended March 31, 2016. The decrease is attributable to the Company's loss from its equity investment in the current period.

Segment loss – GAR Disability Advocates. For the three months ended March 31, 2017, segment loss was $0.5 million as compared to a $2.7 million loss for the same period in the prior year. This reduced loss in the current fiscal year is primarily the result of increased revenues of $0.6 million and the reduction in overhead costs.

Discontinued Operations. Structured settlement income of $0.6 million includes $1.3 million of unrealized gains and $1.9 million of interest income offset by a reduction in fair value of $3.0 million on CBC’s life contingent annuities portfolio for the three months ended March 31, 2017. Structured settlement income of $3.1 million included $1.6 million of unrealized gains and $1.5 million of interest income for the three months ended March 31, 2016. This decrease in income is the result of a reduction in fair value of $3.0 million during this period. Unrealized losses on structured settlements is comprised of both unrealized losses resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $1.3 million of unrealized losses recognized for the three months ended March 31, 2017, approximately $2.2 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as interest income on structured settlements and a reduction in fair value of $3.0 million during the period. There were no other changes in assumptions during the period.  All of the revenue associated with CBC is recorded in income (loss) from discontinued operations in the Company's consolidated statements of operations.

Income tax (benefit) expense. For the three months ended March 31, 2017, income tax benefit for continuing and discontinued operations, consisting of federal and state income taxes, was $1.7 million, as compared to an income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, of $1.2 million for the three months ended March 31, 2016, resulting from a decrease in the taxable loss in the current period.

Loss from continuing operations. As a result of the above, the Company had a net loss from continuing operations for the three months ended March 31, 2017 of $6.9 million compared to a $2.4 million net loss from continuing operations for the three months ended March 31, 2016.

Loss from discontinued operations. As a result of the above, the Company had a net loss from discontinued operations for the three months ended March 31, 2017 of $1.1 million compared to $0.6 million of net income from discontinued operations for the three months ended March 31, 2016.

Net loss. As a result of the above, the Company had a net loss for the three months ended March 31, 2017 of $8.0 million compared to $1.8 million net loss for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the personal injury claims business segments. Our primary uses of cash include repayments of debt and associated interest payment, and advances of personal injury claims, costs involved in the collection of consumer receivables, taxes and to support the day-to-day operations of the Company.

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

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has $9.6 million as outstanding balance against the facility as of March 31, 2017. There is a $10.1 million aggregate balance on deposit at Bank Hapoalim which has been reclassified to restricted cash in the consolidated balance sheet since these assets serve as collateral for the line of credit. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions as of March 31, 2017

Tender Offer of Company Common Shares

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

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of March 31, 2017, CBC had structured settlements valued at $90.1 million and debt of $74.2 million, consisting of an $18.7 million line of credit and an aggregate of $55.5 million of non-recourse notes.

In April 2017, CBC sold off substantially all of its life contingent assets to a third party for $5.0 million, resulting in a realized loss of approximately $5.6 million. The life contingent assets sold in April 2017 have been adjusted in the Company's consolidated balance sheet to their net realized value of this transaction as of March 31, 2017.

Cash Flow

As of March 31, 2017, our cash and cash equivalents, including restricted cash increased $1.8 million to $18.1 million from $16.3 million at September 30, 2016.

Net cash used in operating activities was $7.2 million during the six months ended March 31, 2017 compared to $2.8 million used in operating activities during the six months ended March 31, 2016. Net cash provided by investing activities was $47.1 million during the six month period ended March 31, 2017 compared to $1.1 million provided by investing activities during the six months ended March 31, 2016, primarily from the proceeds from the sale of available for sale securities, $44.7 million, and a decrease in the purchase of assets acquired for liquidation, $4.0 million, in the current year. Net cash used in financing activities was $37.9 million in the six month period ended March 31, 2017, as compared to cash used in financing activities of $0.5 million in the six months ended March 31, 2016. The increase of financing activities in the current period is primarily the result of the purchase of treasury stock in conjunction with the Company’s self-tender, $45.8 million, offset by the $9.6 million borrowed from a financial institution, and a decrease of $1.8 million from financing activities of the discontinued Operations.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (restated)

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

Item 4.	Controls and Procedures (restated)

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective on March 31, 2017 due to the material weaknesses described below:

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

●	The Company plans to appropriately reconcile the AOCI account, in a timely manner. To ensure that the proper amounts are being recorded in the Company's financial statements.

As a result of these misstatements and omitted disclosures, the Company concluded there were material weaknesses in the Company’s internal control over financial reporting. Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.

b. Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting to determine whether any changes occurring during the second quarter of fiscal year 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits.

2.1	Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2016).

3.2

Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed on May 15, 2002).

3.3

Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on August 24, 2012).

3.4

Certificate of Elimination of the Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

3.5

Certificate of Designation of Series A Junior Participating Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

3.6	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2016).

3.7	Amendment to Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding’s Current Report on Form 8-K filed on January 9, 2017).

4.1

Rights Agreement, dated May 5, 2017, by and between Asta Funding, Inc. and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 4.1 to Asta Funding Inc.’s Current Report on Form 8-K filed on May 5, 2017).

10.1

Settlement Agreement, dated January 6, 2017, by and among Asta Funding. Inc., The Mangrove Partners Master Fund Ltd., The Mangrove Partners Fund, L.P., Mangrove Partners Fund (Cayman), Ltd., Mangrove Partners, Mangrove Capital and Nathaniel August and, solely for purposes of Section 1(c), 1(d), 2 and 8 thereof, Gary Stern, Ricky Stern, Emily Stern, Arthur Stern, Asta Group, incorporated and GMS Family Investors LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

10.2

Voting Agreement, dated January 6, 2017, by and among Asta Funding, Inc., Gary Stern, Ricky Stern, Emily Stern, Asta Group, incorporated and GMS Family Investors LLC (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

10.3	Settlement Agreement, dated January 6, 2017, by and among Asta Funding, Inc., The Mangrove Partners Master Fund, Ltd. and, for limited purposes therein, Gary Stern, Emily Stern, Arthur Stern, Asta Group, Incorporated and GMS Family Investors LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
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

ASTA FUNDING, INC. (Registrant)

Date: September 17, 2018	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2018	By:	/s/ Bruce R. Foster
Bruce R. Foster , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2016).

3.2

Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed on May 15, 2002).

3.3

Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on August 24, 2012).

3.4

Certificate of Elimination of the Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

3.5

Certificate of Designation of Series A Junior Participating Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

3.6	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2016).

3.7	Amendment to Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding’s Current Report on Form 8-K filed on January 9, 2017).

4.1

Rights Agreement, dated May 5, 2017, by and between Asta Funding, Inc. and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 4.1 to Asta Funding Inc.’s Current Report on Form 8-K filed on May 5, 2017).

10.1

Settlement Agreement, dated January 6, 2017, by and among Asta Funding. Inc., The Mangrove Partners Master Fund Ltd., The Mangrove Partners Fund, L.P., Mangrove Partners Fund (Cayman), Ltd., Mangrove Partners, Mangrove Capital and Nathaniel August and, solely for purposes of Section 1(c), 1(d), 2 and 8 thereof, Gary Stern, Ricky Stern, Emily Stern, Arthur Stern, Asta Group, incorporated and GMS Family Investors LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

10.2

Voting Agreement, dated January 6, 2017, by and among Asta Funding, Inc., Gary Stern, Ricky Stern, Emily Stern, Asta Group, incorporated and GMS Family Investors LLC (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

10.3	Settlement Agreement, dated January 6, 2017, by and among Asta Funding, Inc., The Mangrove Partners Master Fund, Ltd. and, for limited purposes therein, Gary Stern, Emily Stern, Arthur Stern, Asta Group, Incorporated and GMS Family Investors LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.