Form 10-Q/A
period 2017-06-30
ASTA FUNDING INC
filed 2018-09-18
CIK 1001258

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

On September 17, 2018, the Company filed an Annual Report on Form 10-K/A (the “Form 10-K/A”) to amend and restate the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, as well as the interim periods contained therein, and Quarterly Reports on Form 10-Q/A to amend and restate the Company’s previously issued financial statement for the quarters ended December 31, 2016 and March 31, 2017. The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate the Company’s previously issued financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Non-Reliance Period”), which was originally filed with the SEC on August 9, 2017 (the “Original Form 10-Q”).

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

The following errors were identified as part of the restatement. See Note 1 – Restatement of Financial Statements in the Company’s notes to financial statements for further detail.

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

3.

Prior to the sale of its structured settlement business, the Company purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company did not reflect the quarterly increase in certain underlying benchmark interest rates used in determining fir value of the Company's structured settlements. The Company has elected to carry the structured settlements at fair value in accordance with the guidance of FASB ASC, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 822-10-50-28 through 50-22).

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

Internal Control and Disclosure Controls Considerations

In connection with this restatement, our Chief Executive Officer and Chief Financial Officer determined that there were deficiencies in our internal control over financial reporting that constituted material weaknesses at March 31, 2017. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at June 30, 2017, as discussed in Item 4 of this Amendment.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Form 10-Q in its entirety, as amended and restated by the Restated Form 10-Q/A, and as further modified and adjusted to reflect the restatement described above. In addition to such changes, this Amendment also includes: (i) revisions in presentation for the discontinued operations of the Company’s structured settlement business, which was sold on December 13, 2017; and (ii) updates to the Company’s subsequent events disclosure included in Note 20 to the Consolidated Financial Statements (collectively with (i) above, the “Subsequent Events”).

In accordance with applicable SEC rules, this Amendment also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the filing date of this Amendment. Aside from the foregoing items, this Amendment has not modified the Original Form 10-Q other than to correct immaterial items and certain errors in the exhibit index, and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to the date of the Original Form 10-Q, August 9, 2017, except as noted above with respect to Subsequent Events.

Accordingly, this Amendment amends and restates the following items of the Orginal Form 10-Q:

●	Part I – Item 1. Financial Information
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk
●	Part I – Item 4. Controls and Procedures
●	Part II – Item 1A. Risk Factors
●	Part II – Item 6. Exhibits

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (rounded to the nearest thousands, except share data)

	(Unaudited)
	June 30, 2017 (restated)	September 30, 2016
ASSETS
Cash and cash equivalents	$15,213,000	$6,282,000
Restricted cash	10,000,000	10,000,000
Available for sale investments (at fair value)	5,500,000	56,763,000
Consumer receivables acquired for liquidation (at net realizable value)	9,210,000	13,427,000
Investment in personal injury claims	3,351,000	—
Other investments, net	—	3,590,000
Due from third party collection agencies and attorneys	1,357,000	1,050,000
Prepaid and income taxes receivable	6,736,000	714,000
Furniture and equipment, net	141,000	196,000
Equity method investment	48,533,000	48,582,000
Deferred income taxes	14,120,000	14,903,000
Goodwill	1,410,000	1,410,000
Other assets	3,408,000	6,585,000
Assets related to discontinued operations	93,692,000	91,506,000

Total assets	$212,671,000	$255,008,000

LIABILITIES
Line of credit	$9,600,000	$—
Other liabilities	5,249,000	3,987,000
Liabilities related to discontinued operations	78,629,000	69,238,000

Total liabilities	93,478,000	73,225,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,398,108 at June 30, 2017 and 13,336,508 at September 30, 2016; and outstanding 6,623,815 at June 30, 2017 and 11,876,224 at September 30, 2016	134,000	133,000
Additional paid-in capital	68,027,000	67,034,000
Retained earnings	117,949,000	126,738,000
Accumulated other comprehensive income	211,000	803,000
Treasury stock (at cost) 6,774,293 shares at June 30, 2017 and 1,460,284 shares at September 30, 2016	(67,128,000)	(12,925,000)

Total stockholders’ equity	119,193,000	181,783,000

Total liabilities and stockholders’ equity	$212,671,000	$255,008,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months Ended June 30, 2017 (restated)	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017 (restated)	Nine Months Ended June 30, 2016
Revenues:
Finance income, net	$3,993,000	$4,572,000	$12,018,000	$14,557,000
Personal injury claims income	241,000	—	251,000	—
Disability fee income	1,134,000	1,169,000	3,990,000	2,700,000
Total revenues	5,368,000	5,741,000	16,259,000	17,257,000
Other income (loss) - includes ($18,000) and ($32,000) during the three month periods ended June 30, 2017 and 2016, and ($1,011,000) and ($63,000) during the nine month periods ended June 30, 2017 and 2016, respectively, of accumulated other comprehensive loss reclassification for securities sold	90,000	176,000	(126,000)	1,176,000
	5,458,000	5,917,000	16,133,000	18,433,000
Expenses:
General and administrative	6,066,000	7,069,000	25,611,000	23,020,000
Interest	164,000	—	197,000	—
Impairment of consumer receivables	148,000	—	148,000	124,000
Earnings from equity method investment	(2,710,000)	(6,193,000)	(2,759,000)	(8,020,000)
	3,668,000	876,000	23,197,000	15,124,000
Income (loss) from continuing operations before income tax	1,790,000	5,041,000	(7,064,000)	3,309,000
Income tax (benefit)/expense - includes tax expense/(benefit) of $7,000 and ($13,000) during the three month periods ended June 30, 2017 and 2016 and $404,000 and ($24,000) during the nine month periods ended June 30, 2017 and 2016, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	219,000	1,752,000	(31,000)	1,114,000
Net income (loss) from continuing operations	1,571,000	3,289,000	(7,033,000)	2,195,000
Net income (loss) from discontinued operations, net of income tax	560,000	577,000	(1,756,000)	1,404,000
Net income (loss)	$2,131,000	$3,866,000	$(8,789,000)	$3,599,000
Net income (loss) per basic shares:
Continuing operations	$0.24	$0.27	$(0.75)	$0.18
Discontinued operations	0.08	0.05	(0.19)	$0.12
	$0.32	$0.32	$(0.94)	$0.30
Net income (loss) per diluted shares:
Continuing operations	$0.23	$0.26	$(0.75)	$0.18
Discontinued operations	0.08	0.05	(0.19)	$0.11
	$0.31	$0.31	$(0.94)	$0.29
Weighted average number of common shares outstanding:
Basic	6,577,784	11,897,139	9,389,864	12,023,156
Diluted	6,879,082	12,433,424	9,389,864	12,294,073

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

June 30, 2017 and 2016

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended June 30, 2017 (restated)	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017 (restated)	Nine Months Ended June 30, 2016
Comprehensive income (loss) is as follows:
Net income (loss)	$2,131,000	$3,866,000	$(8,789,000)	$3,599,000
Net unrealized securities gain (loss), net of tax (expense)/benefit of $(12,000) and ($364,000) during the three month periods ended June 30, 2017 and 2016, respectively, and $11,000 and ($695,000) during the nine month periods ended June 30, 2017 and 2016, respectively.	18,000	560,000	(17,000)	1,046,000
Reclassification adjustments for securities sold, net of tax benefit of $7,000 and $13,000 during the three month periods ended June 30, 2017 and 2016, and $404,000 and $24,000 during the nine month periods ended June 30, 2017 and 2016, respectively.	(11,000)	(19,000)	(607,000)	(39,000)
Foreign currency translation, net of tax (expense)/benefit of ($23,000) and $15,000 during the three month periods ended June 30, 2017 and 2016, respectively, and ($21,000) and $25,000 during the nine month periods ended June 30, 2017 and 2016, respectively.	35,000	(63,000)	32,000	(37,000)
Other comprehensive income (loss)	42,000	478,000	(592,000)	970,000
Total comprehensive income (loss)	$2,173,000	$4,344,000	$(9,381,000)	$4,569,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

Nine months ended June 30, 2017 (restated):

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2016, as previously reported	13,336,508	133,000	67,034,000	126,738,000	803,000	(12,925,000)	—	181,783,000
Stock based compensation expense	—	—	38,000	—	—	—	—	38,000
Net (loss) income	—	—	—	(8,789,000)	—	—	—	(8,789,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(607,000)	—	—	(607,000)
Unrealized loss on marketable securities, net	—	—	—	—	(17,000)	—	—	(17,000)
Purchase of treasury stock	—	—	—	—	—	(54,203,000)	—	(54,203,000)
Foreign currency translation, net	—	—	—	—	32,000	—	—	32,000
Forgiveness of debt			552,000					552,000
Issuance of unrestricted stock	61,600	1,000	403,000	—	—	—	—	404,000
Balance, June 30, 2017, restated	13,398,108	$134,000	$68,027,000	$117,949,000	$211,000	$(67,128,000)	—	$119,193,000

Nine months ended June 30, 2016:

	Common Stock		Additional		Accumulated Other		Non-	Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Controlling Interests	Stockholders’ Equity
Balance, September 30, 2015	13,061,673	$131,000	$65,049,000	$119,165,000	$20,000	$(1,751,000)	$793,000	$183,407,000
Exercise of options	107,531	1,000	870,000					871,000
Stock based compensation expense	—	—	567,000	—	—	—	—	567,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	3,599,000	—	—	—	3,599,000
Unrealized gain on marketable securities, net	—	—	—	—	1,046,000	—	—	1,046,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(39,000)	—	—	(39,000)
Purchase of treasury stock	—	—	—	—	—	(11,174,000)	—	(11,174,000)
Foreign currency translation, net	—	—	—	—	(37,000)	—	—	(37,000)
Purchase of subsidiary shares from non-controlling interest	—	—	(903,000)	—	—	—	(793,000)	(1,696,000)
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	123,304	1,000	999,000	—	—	—	—	1,000,000
Balance, June 30, 2016	13,297,508	$133,000	$66,582,000	$122,764,000	$990,000	$(12,925,000)	$—	$177,544,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousands)

	Nine Months Ended June 30, 2017 (restated)	Nine Months Ended June 30, 2016
Cash flows from operating activities :
Net (loss) income from continuing operations	$(7,033,000)	$2,195,000
Net (loss) income from discontinued operations	(1,756,000)	1,404,000
Net (loss) income	$(8,789,000)	3,599,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	75,000	353,000
Deferred income taxes	1,199,000	(78,000)
Impairment of consumer receivables acquired for liquidation	148,000	124,000
Stock based compensation	81,000	567,000
Loss on sale of available-for-sale securities	1,011,000	63,000
Unrealized gain on other investments	—	(246,000)
Unrealized foreign exchange loss on other investments	—	59,000
Reserve for loss on other investments	—	1,000,000
Loss on other investments	3,590,000	—
Forgiveness of debt	552,000	—
Operating lease adjustment	—	21,000
Earnings from equity method investment	(2,759,000)	(6,193,000)
Changes in:
Prepaid and income taxes receivable	(6,022,000)	2,512,000
Due from third party collection agencies and attorneys	(320,000)	376,000
Other assets	3,184,000	(2,444,000)
Other liabilities	1,294,000	1,911,000
Net cash used in operating activities of discontinued operations	(3,041,000)	(6,649,000)
Net cash (used in) operating activities	(9,797,000)	(5,025,000)
Cash flows from investing activities:		,
Purchase of consumer receivables acquired for liquidation	(2,213,000)	(6,936,000)
Principal collected on receivables acquired for liquidation	6,324,000	7,384,000
Purchase of available-for-sale securities	(13,193,000)	(11,704,000)
Proceeds from sale of available-for-sale securities	62,406,000	16,302,000
Purchase of non-controlling interest	—	(800,000)
Investments in personal injury claims – advances	(3,351,000)	—
(Increase) decrease in equity method investment	2,808,000	1,826,000
Capital expenditures	(19,000)	(120,000)
Net cash provided by (used in) investing activities of discontinued operations	1,548,000	(6,756,000)
Net cash provided by/(used in) investing activities	54,310,000	(804,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	872,000
Purchase of treasury stock	(54,203,000)	(11,174,000)
Borrowings from line of credit	9,600,000	—
Net cash provided by financing activities of discontinued operations	9,000,000	11,056,000
Net cash (used in) provided by financing activities	(35,603,000)	754,000
Foreign currency effect on cash	(37,000)	—
Net increase (decrease) in cash, cash equivalents and restricted cash including cash, cash equivalents classified within assets related to discontinued operations	8,873,000	(5,075,000)
Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	58,000	(283,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,931,000	(5,358,000)
Cash, cash equivalents and restricted cash at beginning of period	16,282,000	19,947,000
Cash, cash equivalents and restricted cash at end of period	$25,213,000	$14,589,000

Supplemental disclosure of cash flow information :
Cash paid for:
Interest	$3,031,000	$2,353,000
Taxes	6,046,000	—
Supplemental disclosure of non-cash flow investing activities :
Continued operations:
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000
Discontinued operations:
Issuance of unrestricted stock	$404,000	—

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements

The following tables summarize the effects of the restatements on the specific items presented in the Company’s consolidated financial statements previously included in the Original Form 10-Q:

	Consolidated Balance Sheet
	June 30, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
ASSETS
Cash and cash equivalents	$15,315,000	$(81,000)	$(21,000)	(2)	$15,213,000
Restricted cash	34,748,000	(24,748,000)	—		10,000,000
Available for sale investments (at fair value)	5,500,000	—	—		5,500,000
Consumer receivables acquired for liquidation (at net realizable value)	9,118,000	—	92,000	(2)	9,210,000
Investment in personal injury claims, net	27,538,000	(24,187,000)	—		3,351,000
Due from third party collection agencies and attorneys	1,367,000	—	(10,000)	(2)	1,357,000
Prepaid and income taxes receivable	4,836,000	—	1,900,000	(8)	6,736,000
Furniture and equipment, net	141,000	—	—		141,000
Equity method investment	—	48,639,000	(106,000)	(7)	48,533,000
Deferred income taxes	18,940,000	—	(4,820,000)	(2)(8)	14,120,000
Goodwill	1,410,000	—	—		1,410,000
Other assets	3,576,000	(109,000)	(59,000)	(2)	3,408,000
Assets related to discontinued operations	93,723,000	—	(31,000)	(5)(6)	93,692,000
Total assets	$216,212,000	$(486,000)	$(3,055,000)		$212,671,000
LIABILITIES
Line of credit	9,600,000	—	—		9,600,000
Other liabilities	6,079,000	(755,000)	(75,000)	(2)	5,249,000
Liabilities related to discontinued operations	78,628,000	—	1,000	(5)	78,629,000
Total liabilities	94,307,000	(755,000)	(74,000)		93,478,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—		—
Common stock	134,000	—	—		134,000
Additional paid-in capital	67,467,000	—	560,000	(5)(6)	68,027,000
Retained earnings	122,669,000	—	(4,720,000)	(2)(3)(4)(5)(6)(7)(8)	117,949,000
Accumulated other comprehensive income (loss)	(968,000)	—	1,179,000	(2)	211,000
Treasury stock (at cost)	(67,128,000)	—	—		(67,128,000)
Non-controlling interest	(269,000)	269,000	—		—
Total stockholders’ equity	121,905,000	269,000	(2,981,000)		119,193,000

Total liabilities and stockholders’ equity	$216,212 ,000	$(486,000)	$(3,055,000)		$212,671,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

	Consolidated Statement of Operations For the Three Months Ended June 30, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Revenues:
Finance income, net	$3,980,000	$—	$13,000	(2)	$3,993,000
Personal injury claims income	5,569,000	(5,328,000)	—		241,000
Disability fee income	1,134,000	—	—		1,134,000
Total revenues	10,683,000	(5,328,000)	13,000		5,368,000

Other income	84,000	—	6,000	(2)	90,000
	10,767,000	(5,328,000)	19,000		5,458,000

General and administrative	7,252,000	(1,679,000)	493,000	(2)(6)	6,066,000
Interest	133,000	(2,000)	33,000	(2)	164,000
Impairment of consumer receivables	148,000	—	—		148,000
Loss (earnings) from equity method investment	—	(2,917,000)	207,000	(7)	(2,710,000)
	7,533,000	(4,598,000)	733,000		3,668,000
Income (loss) from continuing operations before income tax	3,234,000	(730,000)	(714,000)		1,790,000
Income tax (benefit)/expense	1,198,000	—	(979,000)	(8)	219,000
Net income (loss) from continuing operations	2,036,000	(730,000)	265,000		1,571,000

Income (loss) from discontinued operations, net of income tax	526,000	—	34,000	(5)	560,000

Less: net income attributable to non-controlling interests	730,000	(730,000)	—		—
Net income attributable to Asta Funding, Inc.	$1,832,000	$—	$299,000		$2,131,000

Net income (loss) per basic shares:
Continuing operations	$0.20				$0.24
Discontinued operations	0.08				0.08
	$0.28				$0.32
Net income (loss) per diluted shares:
Continuing operations	$0.19				$0.23
Discontinued operations	0.08				0.08
	$0.27				$0.31

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

	Consolidated Statement of Operations For the Nine Months Ended June 30, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Revenues:
Finance income, net	$11,999,000	$—	$19,000	(2)	$12,018,000
Personal injury claims income	10,017,000	(9,766,000)	—		251,000
Disability fee income	3,990,000	—	—		3,990,000
Total revenues	26,006,000	(9,766,000)	19,000		16,259,000

Other income	(74,000)	—	(52,000)	(2)	(126,000)
	25,932,000	(9,766,000)	(33,000)		16,133,000

General and administrative	31,354,000	(6,052,000)	309,000	(2)(6)	25,611,000
Interest	169,000	(6,000)	34,000	(2)	197,000
Impairment of consumer receivables	148,000	—	—		148,000
Loss (earnings) from equity method investment	—	(2,966,000)	207,000	(7)	(2,759,000)
	31,671,000	(9,024,000)	550,000		23,197,000
(Loss) income from continuing operations before income tax	(5,739,000)	(742,000)	(583,000)		(7,064,000)
Income tax (benefit)/expense	(2,170,000)	—	2,139,000	(8)	(31,000)
Net loss from continuing operations	(3,569,000)	(742,000)	(2,722,000)		(7,033,000)

Loss from discontinued operations, net of income tax	(1,083,000)	—	(673,000)	(3)(5)(8)	(1,756,000)

Less: net income attributable to non-controlling interests	742,000	(742,000)	—		—
Net loss attributable to Asta Funding, Inc.	$(5,394,000)	$—	$(3,395,000)		$(8,789,000)

Net income (loss) per basic shares:
Continuing operations	$(0.46)				$(0.75)
Discontinued operations	(0.11)				(0.19)
	$(0.57)				$(0.94)
Net income (loss) per diluted shares:
Continuing operations	$(0.46)				$(0.75)
Discontinued operations	(0.11)				(0.19)
	$(0.57)				$(0.94)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

	Consolidated Statement of Comprehensive Income
	For the Three Months Ended June 30, 2017
	As Reported	De-Consolidation of Pegasus (1)	Adjustments		Restated
Comprehensive income (loss) is as follows:
Net income	$1,832,000	$—	$299,000		$2,131,000
Net unrealized securities (loss) gain, net of tax	18,000	—	—		18,000
Reclassification adjustments for securities sold, net of tax	(11,000)	—	—		(11,000)
Foreign currency translation, net of tax	(249,000)	—	284,000	(2)	35,000
Other comprehensive (loss) income	(242,000)	—	284,000		42,000
Total comprehensive income	$1,590,000	$—	$583,000		$2,173,000

	Consolidated Statement of Comprehensive Loss
	For the Nine Months Ended June 30, 2017
	As Reported	De-Consolidation of Pegasus (1)		Adjustments		Restated
Comprehensive (loss) income is as follows:
Net loss	$(5,394,000)		$—	$(3,395,000)		$(8,789,000)
Net unrealized securities (loss) gain, net of tax	(17,000)		—	—		(17,000)
Reclassification adjustments for securities sold, net of tax	(607,000)		—	—		(607,000)
Foreign currency translation, net of tax	(430,000)		—	462,000	(2)(6)	32,000
Other comprehensive (loss) income	(1,054,000)			462,000		(592,000)
Total comprehensive loss	$(6,448,000)	$		$(2,933,000)		$(9,381,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

	Consolidated Statement of Cash Flows For the Nine Months Ended June 30, 2017

	As Reported	Adjustments		Restated
Cash flows from operating activities:
Net loss from continuing operations	$(4,311,000)	$(2,722,000)		$(7,033,000)
Net loss from discontinued operations	(1,083,000)	(673,000)		(1,756,000)
Net loss	(5,394,000)	(3,395,000)		(8,789,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and Amortization	154,000	(79,000)		75,000
Deferred income taxes	(2,994,000)	4,193,000	(2)(8)	1,199,000
Impairments of consumer receivables acquired for liquidation	148,000	—		148,000
Stock based compensation	81,000	—		81,000
Loss on sale of available-for-sale securities	1,011,000	—		1,011,000
Unrealized gain on other investments	3,590,000)	—		3,590,000
Earnings from equity method investment	—	(2,759,000)	(7)	(2,759,000)
Forgiveness of debt	—	552,000	(5)	552,000
Changes in:
Prepaid and income taxes receivable	(3,956,000)	(2,066,000)	(5)(8)	(6,022,000)
Due from third party collection agencies and attorneys	(362,000)	42,000	(2)	(320,000)
Other assets	3,050,000)	134,000	(2)	3,184,000
Income tax payable	(252,000)	252,000	(6)	—
Other liabilities	1,083,000	211,000	(2)	1,294,000
Non-controlling interest	742,000	(742,000)	(1)	—
Net cash (used in) provided by operating activities of discontinued operations	(3,654,000)	613,000	(5)(6)	(3,041,000)
Net cash (used in) provided by operating activities	(6,753,000)	(3,044,000)		(9,797,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,213,000)	—		(2,213,000)
Principal collected on receivables acquired for liquidation	6,618,000	(294,000)	(2)	6,324,000
Purchase of available-for-sale securities	(13,193,000)	—		(13,193,000)
Proceeds from sales of available-for-sale securities	62,406,000	—		62,406,000
Decrease in equity method investment	—	2,808,000	(5)(6)	2,808,000
Investments in personal injury claims — advances	(14,624,000)	11,273,000	(1)	(3,351,000)
Investments in personal injury claims — receipts	35,375,000	(35,375,000)	(1)	—
Capital expenditures	(19,000)	—		(19,000)
Net cash provided by investing activities related to discontinued operations	1,548,000	—		1,548,000
Net cash provided by (used in) investing activities	75,898,000	(21,588,000)		54,310,000
Cash flows from financing activities:
Purchase of treasury stock	(54,203,000)	—		(54,203,000)
Distributions to non-controlling interest	(366,000)	366,000	(1)	—
Borrowings from line of credit	9,600,000	—		9,600,000
Net cash provided by financing activities related to discontinued operations	9,000,000	—		9,000,000
Net cash (used in) provided by financing activities	(35,969,000)	366,000		(35,603,000)

Foreign currency effect on cash	—	(37,000)	(2)	(37,000)
Net increase in cash, cash equivalents and restricted cash including cash, cash equivalents classified within assets related to discontinued operations	33,176,000	(24,303,000)		8,873,000
Less: net decrease in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	58,000	—		58,000
Net increase (decrease) in cash, cash equivalents and restricted cash	33,234,000	(24,303,000)	(1)(2)(4)(5)(6)(7)(8)	8,931,000
Cash, cash equivalents and restricted cash at beginning of period	16,829,000	(547,000)		16,282,000
Cash, cash equivalents and restricted cash at end of period	$50,063,000	$(24,850,000)		$25,213,000

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

On September 17, 2018, the Company filed an Annual Report on Form 10-K/A (the “Form 10-K/A”) to amend and restate the Company’s previously issued financial statements for each of the years ended September 30, 2016, 2015 and 2014, as well as the interim periods contained therein, and Quarterly Reports on Form 10-Q/A to amend and restate the Company’s previously issued financial statements for the quarters ended December 31, 2016 and March 31, 2017. The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate the Company’s previously issued financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Non-Reliance Period”), which was originally filed with the SEC on August 9, 2017 (the “Original Form 10-Q”).

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

 The following errors were identified as part of the restatement:

1.	In connection with the Company determining it lacked the requisite control to consolidate Pegasus during the Non-Reliance Period, the Company has now accounted for its investment in Pegasus under the equity method in accordance with US GAAP. On the Company’s June 30, 2017 consolidated balance sheet, this resulted in (i) a decrease in cash and restricted cash of $24,829,000; (ii) a decrease in the investment in personal injury claims of $24,187,000; (iii) a decrease in other assets of $109,000; (iv) a decrease in other liabilities of $755,000; and (v) a decrease in non-controlling interest of $269,000, offset by a corresponding increase in the equity method investment of $48,639,000.

On the Company’s consolidated statement of operations, this resulted in (i) a decrease in total revenues of $5,328,000; (ii) a decrease in expenses of $1,681,000; (iii) a decrease in the income attributable to the non-controlling interest of $730,000; and (iv) a decrease in earnings from equity method investment of $2,917,000 the three months ended June 30, 2017. This change to the equity method of accounting had no effect on net (loss) income attributable to Asta Funding, Inc. during the Non-Reliance Period.

On the Company’s consolidated statement of operations, this resulted in (i) a decrease in total revenues of $9,766,000; (ii) a decrease in expenses of $6,058,000; (iii) a decrease in the income attributable to the non-controlling interest of $742,000; and (iv) a decrease in earnings from equity method investment of $2,966,000 the nine months ended June 30, 2017. This change to the equity method of accounting had no effect on net (loss) income attributable to Asta Funding, Inc. during the Non-Reliance Period.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

The correction to properly apply U.S. GAAP to these foreign currency matters resulted in increased revenue of $13,000, an increase in other income of $6,000, an increase in general and administrative expenses of $493,000 and an increase in interest expense of $33,000 for the three months ended June 30, 2017.

The correction to properly apply U.S. GAAP to these foreign currency matters resulted in increased revenue of $19,000, a decrease in other income of $52,000, and an increase in general and administrative expenses of $580,000, and an increase in interest expense of $34,000 for the nine months ended June 30, 2017.

The correction of foreign currency transaction on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Cash and cash equivalents	$3,000	$(24,000)	$(21,000)
Consumer receivables acquired for liquidation	(245,000)	337,000	92,000
Due from third party collection agencies and attorneys	45,000	(55,000)	(10,000)
Deferred income taxes	(722,000)	(472,000)	(1,194,000)
Other assets	(33,000)	(26,000)	(59,000)
Other liabilities	(18,000)	(57,000)	(75,000)
Accumulated other comprehensive loss	718,000	461,000	1,179,000
Retained earnings	(1,653,000)	(645,000)	(2,298,000)

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

In connection with the Company’s filing of the Form 10-K/A, the Company adjusted the fair value of its structured settlements to reflect the appropriate benchmark interest rates at September 30, 2016, which resulted in an decrease in net loss attributable to discontinued operations and an increase in assets related to discontinued operations of $727,000. As this increase in fair value was originally recorded during the three month period ended December 31, 2016, this Amendment includes an increase in both the retained earnings and the net loss attributable to discontinued operations of $727,000 as of and for the nine months ended June 30, 2017.

4.	The Company determined that it had not accounted for certain unallocated payments reported on its consolidated balance sheet properly during the Non-Reliance Period. The correction of this error resulted in a decrease to consumer receivables acquired for liquidation of $648,000 and retained earnings of $648,000 as of September 30, 2016 and is therefore included in the net adjustment to retained earnings as of June 30, 2017.

5.	The Company discovered that it did not properly record an amortizable asset and related liability in conjunction with an asset purchase agreement entered into in June 2015 with a related party. The correction of this error resulted in a decrease in income from discontinued operations of $34,000 and $153,000 for the three and nine months ended June 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 1— Restatement of Financial Statements (continued)

The correction of these errors on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Assets related to discontinued operations	$307,000	$(383,000)	$(76,000)
Liabilities related to discontinued operations	756,000	(755,000)	1,000
Retained earnings	(442,000)	(155,000)	(597,000)
Additional paid in capital	-	552,000	552,000

6.	The Company identified other transactions that had not been properly accounted for in the correct period and/or for improper amounts and/or improper accounts. The adjustments of these errors were immaterial on an individual basis. The correction of these errors resulted in decreased general and administrative expense of $0 and $271,000 for the three and nine months ended June 30, 2017.

The correction of these errors on the consolidated balance sheet are as follows:

Increase (decrease) in:	Impact from September 30, 2016 10K/A filing	Current period impact	Cumulative net impact
Other liabilities	$269,000	$(269,000)	$ —
Retained earnings	(137,000)	270,000	133,000
Assets related to discontinued operations	45,000	-	45,000
Additional paid in capital	8,000	-	8,000

7.	The Company identified the personal injury claims asset balance of Pegasus was determined to be overstated at March 31, 2017 by $400,000. The correction of this error resulted in a decrease in earnings from the equity investment in Pegasus and income from continuing operations of $0 and $320,000 for the three and nine months ended June 30, 2017. Additionally, the equity investment was increased $101,000 to reflect the impact of the related accruals in the Form 10-K/A. During the three and nine months ended June 30, 2017, earnings from equity method investment decreased by $207,000 for a reduction in personal injury claims in Pegasus.

8.	Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact to the Company’s consolidated balance sheet was an (i) increase to prepaid and income taxes receivable of $1,900,000; and (ii) decrease to deferred tax assets of $3,627,000.

On the Company’s consolidated statement of operations, there was (i) a net (decrease) to income tax expense of $979,000; and (ii) a decrease to income tax benefit from discontinued operations of $93,000 for the three months ended June 30, 2017.

On the Company’s consolidated statement of operations, there was (i) a net increase to income tax expense of $2,139,000; and (ii) an increase to income tax benefit from discontinued operations of $207,000 for the nine months ended June 30, 2017.

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

Personal injury claims

Simia and our equity method investment in Pegasus conducts their business solely in the United States. These companies obtain their business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from their websites and through attorneys.

Social security benefit advocacy

GAR Disability Advocates provides its disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

Discontinued Operations

US GAAP requires the results of operations of a component of an equity that either has been disposed of or is classified as held for sale to be reported as discontinued operations in the consolidated financial statements if the sale or disposition represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

On December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC, its wholly owned subsidiary engaging in structured settlements. As a result of this sale all prior periods presented in the Company’s consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 8 - Discontinued operations in the Company’s notes to the consolidated financial statements.

Basis of Presentation

The consolidated balance sheet as of June 30, 2017, the consolidated statements of operations for the three and nine month periods ended June 30, 2017 and 2016, the consolidated statements of comprehensive (loss) income for the three and nine month periods ended June 30, 2017 and 2016, the consolidated statements of stockholders’ equity as of and for the nine months ended June 30, 2017 and 2016, and the consolidated statements of cash flows for the nine month periods ended June 30, 2017 and 2016, are unaudited. The September 30, 2016 financial information included in this Amendment was derived from our audited financial statements included in our Form 10-K/A. In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2017, the results of operations for the three and nine month periods ended June 30, 2017 and 2016 and cash flows for the nine month periods ended June 30, 2017 and 2016 have been made. The results of operations for the three and nine month periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with eleven banks at June 30, 2017 that exceeded the balance insured by the FDIC by approximately $9.8 million. Additionally, three foreign banks with an aggregate $2.2 million balances are not FDIC insured. There is a $10.0 million aggregate balance in a domestic bank that is also not FDIC insured and has been reclassified to restricted cash in the balance sheet since these assets serve as collateral for the line of credit (see Note 7 – Non-Recourse Debt). The Company has an additional $0.5 million in restricted cash that is included in assets related to discontinued operations. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $115,000 and $94,000 and $0.4 million and $0.2 million in performance fees for the three and nine months ended June 30, 2017 and 2016, respectively.

The carrying value of the investment in Serlefin Peru was $0.2 million as of June 30, 2017 and September 30, 2016. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through June, 2017 was approximately $0.1 million, and was not significant to the Company's consolidated statement of operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 2—Business and Basis of Presentation (continued)

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the three and nine month periods ended June 30, 2017 and 2016.

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

Note 3—Available-for-Sale Investments

Investments classified as available-for-sale at June 30, 2017 and September 30, 2016, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017	$5,500,000	$-	$-	$5,500,000
September 30, 2016	$55,724,000	$1,088,000	$(49,000)	$56,763,000

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

(Unaudited) (Restated)

Note 3— Available-for-Sale Investments (continued)

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 4— Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended June 30,
	2017	2016
Balance, beginning of period	$11,590,000	$16,440,000
Acquisitions of receivable portfolio	—	751,000
Net cash collections from collection of consumer receivables acquired for liquidation	(6,061,000)	(7,286,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,000)	(83,000)
Impairment	(148,000)	—
Effect of foreign currency translation	(163,000)	92,000
Finance income recognized	3,993,000	4,571,000
Balance, end of period	$9,210,000	$14,485,000
Finance income as a percentage of collections	65.9%	62.0%

	For the Nine Months Ended June 30,
	2017	2016
Balance, beginning of period	$13,427,000	$15,056,000
Acquisitions of receivable portfolio	2,213,000	6,936,000
Net cash collections from collection of consumer receivables acquired for liquidation	(18,148,000)	(22,060,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(191,000)	(83,000)
Impairment	(148,000)	(124,000)
Effect of foreign currency translation	39,000	205,000
Finance income recognized	12,018,000	14,555,000
Balance, end of period	$9,210,000	$14,485,000
Finance income as a percentage of collections	65.5%	65.7%

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

As of June 30, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $4.5 million and $3.3 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $7.8 million, or 84.8% of the total consumer receivables held of $9.2 million at June 30, 2017.

As of June 30, 2016, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $4.0 million and $4.0 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $8.0 million, or 55.2% of the total consumer receivables held of $14.5 million at June 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 4— Consumer Receivables Acquired for Liquidation (continued)

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three and nine month periods ended June 30, 2017 and 2016, respectively.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Gross collections (1)	$10,659,000	$12,380,000	32,641,000	36,982,000
Commissions and fees (2)	4,597,000	5,011,000	14,302,000	14,839,000
Net collections	$6,062,000	$7,369,000	$18,339,000	$22,143,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
(2)

Commissions are earned by third party collection agencies and attorneys, and include direct costs associated with the collection effort, generally court costs. In December 2007 an arrangement was consummated with one servicer who also received a 3% fee on gross collections received by the Company in connection with the related portfolio purchase. The fee is charged for asset location, skip tracing and ultimately suing debtors in connection with this portfolio purchase.

Note 5—Litigation Funding

Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus") with Pegasus Legal Funding, LLC (“PLF”). The Company has an 80% non-controlling interest in the joint venture. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. Pegasus, earned $5.1 million and $9.8 million, $9.8 million and $14.8 million in interest and fees during the three and nine months ended June 30, 2017 and 2016, respectively. The Company had a net invested balance in personal injury claims of $48.5 million and $48.6 million on June 30, 2017 and September 30, 2016, respectively.

Equity method investments as of June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pegasus Funding, LLC	$48,533,000	80%	$48,582,000	80%

The carrying value of the Company's equity investment at June 30, 2017 was $48,533,000, a decrease of $49,000 over the prior year's carrying value of $48,582,000. The decrease in carrying value was attributed to the Company's equity earnings of $2,759,000 for the nine months ended June 30, 2017, less loan repayments made to Asta which are classified on the balance sheet as due to Asta of $2,808,000 for the nine months ended June 30, 2017.

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

The results of operations and financial position of the Company’s equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	Three months ended
	June 30, 2017	June 30, 2016
Personal injury claims income	$5,068,000	$9,838,000
Operating expenses	1,680,000	2,096,000
Income from operations	$3,388,000	$7,742,000

Earnings from equity investment	$2,710,000	$6,193,000

	Condensed Statement of Operations Information
	Nine months ended
	June 30, 2017	June 30, 2016
Personal injury claims income	$9,507,000	$14,769,000
Operating expenses	6,058,000	4,744,000
Income from operations	$3,449,000	$10,025,000

Company’s equity income from operations	$2,759,000	$8,020,000

	Condensed Balance Sheet Information
	June 30, 2017		September 30, 2016
Cash	$24,829,000	(1)	$539,000
Investment in personal injury claims	23,927,000		48,289,000
Other assets	109,000		188,000
Total assets	$48,865,000		$49,016,000

Due to Asta	$31,596,000		$34,404,000
Other liabilities	628,000		1,053,000
Equity	16,641,000		13,559,000
Total liabilities and equity	$48,865,000		$49,016,000

(1) Included in current assets is $24.7 million in restricted cash. The restriction has been put in place during the Company’s arbitration with PLF, see Note 20 – Subsequent Events.

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

Note 6—Furniture & Equipment

Furniture and equipment consist of the following as of the dates indicated:

	June 30,	September 30,
	2017	2016
Furniture	$273,000	$273,000
Equipment	242,000	235,000
Software	1,363,000	1,350,000
	1,878,000	1,858,000
Less accumulated depreciation and amortization	1,737,000	1,662,000
Balance, end of period	$141,000	$196,000

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

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (the “Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by Asta Funding, Inc., less certain credits for payments made prior to the consummation of the Settlement Agreement (the “Remaining Amount”), Palisades XVI and its affiliates would be automatically released from liability in connection with the RFA (subject to customary exceptions). A condition to the release was Palisades XVI’s agreement to grant BMO, as of the time of the payment of the Remaining Amount, the right to receive 30% of net collections from the Portfolio Purchase once Palisades XVI has received from future net collections, the sum of $15 million plus voluntary prepayments included in the payment of the Remaining Amount (the “Income Interest”). On June 3, 2014, Palisades XVI paid the Remaining Amount. The final principal payment of $2,901,000 included a voluntary prepayment of $1,866,000 provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO would be entitled to receive any payments with respect to its Income Interest.

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

Note 7—Non Recourse Debt (continued)

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provided for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that required the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has borrowed $9.6 million against the facility, which was outstanding as of June 30, 2017. On August 2, 2017 the $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank.

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

As of June 30, 2017, the components of the Company designated as discontinued operations had assets and liabilities of $93.8 million and $78.6 million, respectively. As of September 30, 2016, the components of the Company designated as discontinued operations had assets and liabilities of $91.6 million and $69.2 million respectively. For the three and nine months ended June 30, 2017 and 2016, the Company designated as discontinued operations reported a income (loss), net of income taxes of $0.6 million and $0.6 million, and ($1.8) million and $1.4 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

The following table presents the operating results, for the three and nine months ended June 30, 2017 and 2016, for the components of the Company designated as discontinued operations:

	Three months ended
	June 30, 2017	June 30, 2016
Revenues:
Unrealized gain on structured settlements	$7,531,000	$1,422,000
Interest income on structured settlements	1,923,000	1,765,000
Loss on sale of structured settlements	(5,353,000)	—
Total revenues	4,101,000	3,187,000
Other income	14,000	46,000

	4,115,000	3,233,000

Expenses:
General and administrative expenses	2,156,000	1,406,000
Interest expense	990,000	833,000

	3,146,000	2,239,000

Income from discontinued operations before income tax	969,000	994,000
Income tax expense from discontinued operations	409,000	417,000

Income from discontinued operations, net of income tax	$560,000	$577,000

	Nine months ended
	June 30, 2017	June 30, 2016
Revenues:
Unrealized gain on structured settlements	$4,511,000	$4,586,000
Interest income on structured settlements	5,765,000	4,473,000
Loss on sale of structured settlements	(5,353,000)	—
Total revenues	4,923,000	9,059,000
Other income	44,000	46,000

	4,967,000	9,105,000

Expenses:
General and administrative expenses	5,152,000	4,157,000
Interest expense	2,871,000	2,349,000

	8,023,000	6,506,000

(Loss) income from discontinued operations before income tax	(3,056,000)	2,599,000
Income tax (benefit) expense from discontinued operations	(1,300,000)	1,091,000
(Loss) income from discontinued operations before non-controlling interest	(1,756,000)	1,508,000
Non-controlling interest	—	104,000

(Loss) income from discontinued operations, net of income tax	$(1,756,000)	$1,404,000

CBC purchased structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, its revolving line of credit, and its securitized debt, issued through its Blue Bell Receivables (“BBR”) subsidiaries.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

The major components of assets and liabilities related to discontinued operations are summarized below :

	June 30, 2017		September 30, 2016
Cash and cash equivalents	$1,256,000	(1)	$1,198,000
Restricted cash	499,000		499,000
Structured settlements	88,268,000		86,091,000
Furniture and equipment, net	37,000		47,000
Goodwill	1,405,000		1,405,000
Other assets	2,227,000		2,266,000
Total assets related to discontinued operations	$93,692,000		$91,506,000

Other debt - CBC	76,435,000		67,435,000
Other liabilities	2,194,000		1,803,000
Total liabilities related to discontinued operations	$78,629,000		$69,238,000

(1) Cash balance with one bank at June 30, 2017 that exceeded the balance insured by the FDIC by approximately $0.8 million.

Structured Settlements

Prior to the sale of CBC, CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $4.5 million of unrealized gains recognized in the nine month period ended June 30, 2017, approximately $5.9 million is due to day one gains on new structured settlements financed during the period, $0.1 million gain due to a change in the discount rate, offset by a decrease of $1.5 million in realized gains recognized as realized interest income on structured settlements during the period. There were no other changes in assumptions during the period.

On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (Assignee”). The Assignment Agreement provided for the sale of a portion of the Company’s life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company realized a loss from the sale of $5.4 million for the three months and nine months ended June 30, 2017.

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

Structured settlements consist of the following as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Maturity (1) (2)	$135,132,000	$133,059,000
Unearned income	(46,864,000)	(46,968,000)
Structured settlements, net	$88,268,000	$86,091,000

(1)	The maturity value represents the aggregate unpaid principal balance at June 30, 2017 and September 30, 2016.
(2)	There are no amounts of structured settlements that are past due, or in nonaccrual status at June 30, 2017 and September 30, 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 8—Discontinued Operations (continued)

Encumbrances on structured settlements as of June 30, 2017 and September 30, 2016 are as follows:

	Interest Rate	June 30, 2017	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025 (3)	8.75%	$1,716,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026 (3)	7.25%	3,947,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032 (3)	7.125%	3,907,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037 (3)	5.39%	17,765,000	18,978,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034 (3)	5.07%	13,780,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043 (3)	4.85%	13,259,000	13,705,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069 (3)	5.0%	17,761,000	—
$25,000,000 revolving line of credit (3)	4.1%	4,300,000	10,154,000
Encumbered structured settlements		76,435,000	67,435,000
Structured settlements not encumbered		11,833,000	18,656,000
Total structured settlements		$88,268,000	$86,091,000

At June 30, 2017, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2017 (3 months)	$2,679,000
September 30, 2018	9,020,000
September 30, 2019	9,312,000
September 30, 2020	8,989,000
September 30, 2021	9,474,000
Thereafter	95,658,000
Total	$135,132,000

The Company assumed $25.9 million of debt related to the CBC acquisition on December 31, 2013, including a $12.5 million line of credit with an interest rate floor of 5.5%. Between March 27, 2014 and September 29, 2014, CBC entered into three amendments (Sixth Amendment through Eighth Amendment), resulting in the line of credit increasing to $22.0 million and the interest rate floor reduced to 4.75%. On March 11, 2015, CBC entered into the Ninth Amendment. This amendment, effective March 1, 2015, extended the maturity date on its credit line from February 28, 2015 to March 1, 2017. Additionally, the credit line was increased from $22.0 million to $25.0 million and the interest rate floor was decreased from 4.75% to 4.1%. Other terms and conditions were materially unchanged. In March 2017, the credit line was extended to April 28, 2017. On April 28, 2017, CBC entered into the Tenth Amendment, extending the credit line maturity date to June 30, 2017. On July 27, 2017 CBC entered into the Eleventh Amendment, extending the credit line maturity date to June 30, 2019.

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

The Company recognizes revenue for GAR Disability Advocates and Five Star Veterans when disability claimants cases close with the social security administration and the applicable fees are collected.

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

Note 11—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continued and discontinued operations for the three and nine months ended June 30, 2017 was 12.2% and 0.4%, respectively, compared to 34.8% and 33.7% in the same periods of the prior year. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% due to state income taxes, and other permanent differences. The effective rate for fiscal 2016 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The tax returns for the 2014 and 2015 fiscal years is currently under examination by the Internal Revenue Service. The Company does not have any uncertain tax positions.

Note 12—Net Income (Loss) per Share

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

(Unaudited) (Restated)

Note 12—Net Income (Loss) per Share (continued)

The following table presents the computation of basic and diluted per share data for the three months ended June 30, 2017 and 2016 (rounded to the nearest thousands, except share data):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Net (loss) income from continuing operations	$1,571,000	6,577,784	$0.24	$3,289,000	11,897,139	$0.27
Net (loss) income from discontinued operations	560,000	6,577,784	0.08	577,000	11,897,139	0.05
	$2,131,000		$0.32	$3,866,000		$0.32
Effect of Dilutive Stock		301,298	(0.01)		536,285	(0.01)
Diluted	$2,131,000	6,879,082	$0.31	$3,866,000	12,433,424	$0.31

The following table presents the computation of basic and diluted per share data for the nine months ended June 30, 2017 and 2016 (rounded to the nearest thousands, except share data):

	Nine Months Ended June, 2017			Nine Months Ended June 30, 2016
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Net (loss) income from continuing operations	$(7,033,000)	9,389,864	$(0.75)	$2,195,000	12,023,156	$0.18
Net (loss) income from discontinued operations	(1,756,000)	9,389,864	(0.19)	1,404,000	12,023,156	0.12
	$(8,789,000)		(0.94)	3,599,000		$0.30
Effect of Dilutive Stock		—	—		270,917	(0.01)
Diluted	$(8,789,000)	9,389,864	$(0.94)	$3,599,000	12,294,073	$0.29

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

Note 13—Stock Based Compensation (continued)

Risk-free interest rate	0.24%
Expected term (years)	6.25
Expected volatility	23.4%
Dividend yield	0.00%

On December 16, 2015, the Compensation Committee granted 5,000 restricted shares to a non-officer employee of the Company. These shares vested fully in March 2016. On December 31, 2015, the Company issued an aggregate of 123,304 shares to the two former CBC principals (see Note 8 – Discontinued Operations). These shares are subject to a one year lock up period in which the holders cannot sell the shares. In addition, the shares are subject to certain sales restrictions following the initial lock-up period which expired on December 31, 2016.

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

Summary of the Plans (continued)

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

As of December 31, 2016 and for the three months ended December 31, 2015 and 2016, through February 14, 2017, Mangrove due to their ownership in the Company’s common stock, which was acquired in a series of OTC transactions, was deemed to be a related party. Effective on February 15, 2017, the date Mangrove tendered its shares, they were no longer deemed to be a related party.

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 16—Fair Value of Financial Measurements and Disclosures (continued)

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$2,864,000	$2,864,000	$923,000	$923,000
Available-for-sale investments (Level 1)	5,500,000	5,500,000	56,764,000	56,764,000
Other investments, net (Level 1)	—	—	3,590,000	3,590,000
Consumer receivables acquired for liquidation (Level 3)	9,210,000	41,488,000	13,427,000	47,233,000

The following assets have been reclassified to discontinued operations as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset
Structured settlements (Level 3)	88,268,000	88,268,000	86,091,000	86,091,000

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

The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of June 30, 2017 (which are reclassified in the consolidated financial statements as assets related to discontinued operations):

	Fair Value	Valuation Technique	Significant Unobservable Input	Weighted Average Rate
Structured settlements at fair value	$88,268,000	Discounted cash flow	Discount rate	4.71%	–	6.05%

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 16—Fair Value of Financial Measurements and Disclosures (continued)

The changes in financial instruments at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2017 were as follows:

Structured Settlement
Balance at September 30, 2016	$86,091,000
Fair value adjustment	(433,000)
Total gains and losses included in earnings	(842,000)
Changes in allowance	242,000
Purchases	13,363,000
Sales	(7,727,000)
Interest accreted	4,760,000
Payments received	(7,186,000)
Total	$88,268,000

Realized and unrealized gains and losses on structured settlements included in earnings in the accompanying consolidated statements of operations for the nine months ended June 30, 2017 are reported in the following revenue categories:

The amount of total gains for the nine months period included in earnings attributable to the change in unrealized gains relating to assets held at June 30, 2017	$4,511,000

Realized loss relating to assets sold during the nine months ended June 30, 2017	$(5,353,000)

Total losses included in the nine months ended June 30, 2017	$(842,000)

Note 17—Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: consumer receivables, personal injury claims, and GAR Disability Advocates. The three reportable segments consist of the following:

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

•

Personal injury claims (Equity Method of Investment)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances. Simia's activity for the three and nine months ended June 30, 2017 is included in this segment, along with that of the Company's equity investment in Pegasus.

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

The following table shows results by reporting segment for the three and nine month periods ended June 30, 2017 and 2016.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Personal Injury Claims Including Equity Investment (2)	Corporate (3)		Total

Three Months Ended June 30,
2017:
Revenues	$4.0	$1.1	$0.3	$—		$5.4.4
Other income	—	—	—	—		0.1
Segment profit (loss)	2.9	0.0	2.6	(3.7)		1.8
2016:
Revenues	4.6	1.2	—	—		5.8
Other income	—	—	—	0.2		0.2
Segment profit (loss)	4.2	(1.8)	6.2	(3.6)		5.0

Nine Months Ended June 30,
2017:
Revenues	$12.0	$4.0	$0.3	$—		$16.3.4
Other income	—	—	—	(0.1)		(0.1)
Segment profit (loss)	9.7	(1.4)	2.3	(17.7)		(7.1)
Segment Assets(1)	19.6	3.3	52.9	136.9	(4)	212.7
2016:
Revenues	14.6	2.7	—	—		17.3
Other income	—	—	—	1.2		1.2
Segment profit (loss)	10.7	(6.3)	8.0	(9.1)		3.3
Segment Assets(1)	19.2	1.5	45.1	180.8	(4)	246.6

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The  Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $93.7 million and $84.8 million of assets related to discontinued operations as of June 30, 2017 and 2016, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 18—Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	Nine Months Ended June 30, 2017			Year Ended September 30, 2016
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$179,000	$803,000	$(205,000)	$225,000	$20,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($21,000) and $31,000 at June 30 2017, and September 30, 2016, respectively.	—	32,000	32,000	—	(46,000)	(46,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $404,000 and ($529,000) at June 30 2017, and September 30, 2016, respectively.	(607,000)	—	(607,000)	868,000	—	868,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $11,000 and $24,000 at June 30 2017, and September 30, 2016, respectively.	(17,000)	—	(17,000)	(39,000)	—	(39,000)

Net current-period other comprehensive (loss) income	(624,000)	32,000	(592,000)	829,000	(46,000)	$783,000

Ending balance	$—	$211,000	$211,000	$624,000	$179,000	$803,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (Restated)

Note 18—Accumulated Other Comprehensive (Loss) Income (continued)

	Nine Months Ended June 30, 2016
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$(205,000)	$225,000	$20,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $25,000 during the nine month period ended June 30, 2016.	-	(37,000)	(37,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of ($695,000) during the nine month period ended June 30, 2016.	1,046,000	-	1,046,000
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $24,000 during the nine month period ended June 30, 2016.	(39,000)	-	(39,000)

Net current-period other comprehensive (loss) income	1,007,000	(37,000)	970,000

Ending balance	$802,000	$188,000	$990,000

Note 19—Related Party Transactions

On September 17, 2015, the Company and Piccolo Business Advisory (“Piccolo”), which is owned by Louis Piccolo, a director of the Company, entered into a Consulting Agreement, pursuant to which Piccolo provides consulting services which includes, but is not limited to, analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services (“services”). The Consulting Agreement is for a period of two years, which ends on September 17, 2017. For the three and nine months ended June 30, 2017 and 2016, the Company paid $20,000 and $60,000, respectively, to Piccolo for such services. There were no amounts due to Piccolo at June 30, 2017 and September 30, 2016.

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

In June 2015, CBC entered into an asset purchase agreement with Fortress Funding, LLC (“Fortress”) to acquire an interest in certain tangible and intangible assets of Fortress, which included customer lists, equipment and other intellectual property. In consideration for these assets CBC agreed to pay Fortress $0.5 million, as well as up to an additional $1.2 million based on conversion of customers from the acquired lists obtained in the transaction. Fortress is owned by Michelle Silverman, the wife of Ryan Silverman, who in connection with the agreement was offered employment as General Counsel of CBC. Effective January 2017, Silverman was appointed as CEO, and currently serves as the CEO/General Counsel of CBC.

For the three and nine months ended June 30, 2017, the Company paid Fortress $49,000 and $0.2 million, and for the three and nine months ended June 30, 2016, $32,000 and $0.2 million, respectively. As of June 30, 2017 and September 30, 2016, the Company had a liability due to Fortress of $0.0 million and $0.8 million, respectively.

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

As of July 17, 2017, Mr. Preece was no longer employed as Chief Executive Officer of Simia. On an interim basis Gary Stern, Chairman, Chief Executive Officer and President of the Company, will undertake the responsibilities of Simia’s Chief Executive Officer. No amounts were paid for any severance or bonus under his contract.

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

On July 17, 2017, an arbitration panel was confirmed, and a hearing date was scheduled for August 25, 2017 on the Company's motion to have PLF removed from managing Pegasus and replacing them with Company designated representatives, and to permit disbursements to the Company in accordance with the Operating and Liquidation Agreements.

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

On November 24, 2017, the Company paid $0.8 million as a settlement in conjunction with the lawsuit filed against the Company in Montana state court alleging, fraud and abuse of process arising from the Company's business relationship with an entity that finances divorce proceedings. See Note 9 - Commitments and Contingencies.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability to remediate those weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Form 10-K/A, and Item 1A of this Amendment.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

All management discussion and analysis has been revised to reflect the restatements discussed in Note 1 – Restatement of Financial Statements in the Company’s notes to consolidated financial statements.

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), EMIRIC, LLC (“EMIRIC”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Simia Capital, LLC (“Simia”) and other subsidiaries, not all wholly owned (the “Company”, “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our 50% controlled, 80% owned equity investment in Pegasus Funding, LLC (“Pegasus”), social security and disability advocates through our wholly owned subsidiary GAR Disability Advocates and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender. The primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Our efforts in this area have been in the international arena as we have discontinued our active purchasing of consumer receivables in the United States since 2010. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio.

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

The Company operates principally in the United States in three reportable business segments: consumer receivables (domesticated foreign), personal injury claims and social security benefit advocacy. The Company previously operated a fourth segment when it engaged in the structured settlements business through CBC prior to its sale on December 13, 2017.

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

•

Personal injury claims (Equity Method Investment)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances. Simia's activity for the three and nine months ended June 30, 2017 is included in this segment, along with that of the Company's equity investment in Pegasus.

•

Social Security benefit advocacy – GAR Disability Advocates is a social security disability advocacy group, which obtains and represents individuals in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three and nine month periods ended June 30, 2017 and 2016. Pegasus is accounted for under the equity method within the personal injury claims segment. The following table summarizes total revenues by percentage from the three lines of business for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Finance income (consumer receivables)	74.4%	79.6%
Personal injury claims	4.5%	—%
Social Security benefit advocacy	21.1%	20.4%
Total revenues	100.0%	100.0%

	Nine Months Ended June 30,
	2017	2016
Finance income (consumer receivables)	73.9%	84.4%
Personal injury claims	1.5%	—%
Social Security benefit advocacy	24.6%	15.6%
Total revenues	100.0%	100.0%

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

The following table shows results by reporting segment for the three and nine month periods ended June 30, 2017 and 2016.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Personal Injury Claims and (Equity Investment) (2)	Corporate (3)		Total
Three Months Ended June 30, 3303030December 31,
2017:
Revenues	$4.0	$1.1	$0.3	$—		$5.4.4
Other income	—	—	—	—		0.1
Segment profit (loss)	2.9	—	2.6	(3.7)		1.8
2016:
Revenues	4.6	1.2	—	—		5.8
Other income	—	—	—	0.2		0.2
Segment profit (loss)	4.2	(1.8)	6.2	(3.6)		5.0
Nine Months Ended June 30,
2017:
Revenues	$12.0	$4.0	$0.3	$—		$16.3.4
Other income	—	—	—	(0.1)		(0.1)
Segment profit (loss)	9.7	(1.4)	2.3	(17.7)		(7.1)
Segment Assets(1)	19.6	3.3	52.9	136.9	(4)	212.7
2016:
Revenues	14.6	2.7	—	—		17.3
Other income	—	—	—	1.2		1.2
Segment profit (loss)	10.7	(6.3)	8.0	(9.1)		3.3
Segment Assets(1)	19.2	1.5	45.1	180.8	(4)	246.6

 The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The  Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $93.7 million and $84.8 million of assets related to discontinued operations as of June 30, 2017 and 2016, respectively.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables (domestic and foreign):

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with PLF. As of June 30, 2017, the carrying value of its equity investment in Pegasus was approximately $48.5 million.

 On May 8, 2012, the Company announced the formation of EMIRIC , a wholly owned subsidiary of the Company. EMIRIC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of June 30, 2017, BPCM has invested $1.7 million, net of reserve charges, in cases managed by this Venture.

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

The Company recognizes revenue for GAR Disability Advocates and Five Star when disability claimants cases close with the social security administration and the applicable fees are collected.

In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations

Nine Months Ended June 30, 2017, Compared to the Nine Months Ended June 30, 2016

Finance income. For the nine months ended June 30, 2017, finance income decreased $2.6 million or 17.4% to $12.0 million from $14.6 million for the nine months ended June 30, 2016. During the nine months ended June 30, 2017, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. During the first nine months of fiscal year 2016, the Company purchased $123.2 million of face value portfolios at a cost of $6.5 million. Net collections for the nine months ended June 30, 2017 decreased 17.2% to $18.3 million from $22.1 million for the same prior year period. During the first nine months of fiscal year 2017, gross collections decreased 11.7% or $4.4 million to $32.6 million from $37.0 million for the nine months ended June 30, 2016. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $0.5 million, or 3.6%, to $14.3 million for the current fiscal nine month period from $14.8 million for the nine months ended June 30, 2016. Commissions and fees amounted to 43.8% of gross collections for the nine month period ended June 30, 2017, compared to 40.1% in the same period of the prior year, resulting from higher percentage of commissionable collections in the prior year period.

Personal injury claims income. For the nine months ended June 30, 2017, personal injury claims income was $0.2 million, as Simia, the Company's new wholly owned subsidiary, just commenced operations at the end of calendar 2016. Previously, the Company funded personal injury claim advances through Pegasus, its 80% owned joint venture; which is accounted for under the equity method of accounting.

Social security benefit advocacy fee income. For the nine months ended June 30, 2017, disability fee income increased $1.3 million, or 47.8%, to $4.0 million as compared to $2.7 million for the nine months ended June 30, 2016, due to the increase in the number of disability claimants cases that the Company was able to close with the United States Social Security Administration during the current period.

Earnings (loss) from equity method investee. Earnings from equity method investee decreased $5.2 million, or 65.6%, to earnings of $2.8 million for the nine months ended June 30, 2017 from earnings of $8 million for the nine months ended June 30, 2016, due to reduced interest income and bad debt write downs on personal injury claimant advances.

Other income (loss). The following table summarizes other income (loss) for the nine months ended June 30, 2017 and 2016:

	For the nine months ended June 30,
	2017	2016
Interest and dividend income	$733,000	$934,000
Realized loss	(833,000)	(16,000)
Other	(26,000)	258,000
	$(126,000)	$1,176,000

General and administrative expenses. For the nine months ended June 30, 2017, general and administrative expense increased $2.6 million, or 11.3%, to $25.6 million from $23.0 million for the nine months ended June 30, 2016, primarily due to an increase in professional fees of $3.1 million, loss of $3.4 million in other investment, unfavorable foreign exchange loss of $0.6 million, partially offset by the reduction in litigation settlement costs of $2.0 million, reduction in GAR Disability Advocates office salaries of $1.4 million and advertising expense of $1.1 million.

Interest expense. For the nine months ended June 30, 2017, interest expense increased $0.2 million to $0.2 million as compared to $0 million for the nine months ended June 30, 2016. The increased expense is a result of the interest expense related to the Bank Hapoalim line of credit.

Segment profit – Consumer Receivables. For the nine months ended June 30, 2017, segment profit decreased $1.0 million to $9.7 million from $10.7 million for the nine months ended June 30, 2016, primarily due to lower revenues of $2.6 million and higher collection costs of $0.4 million partially offset by the reduction in litigation settlement costs of $2.0 million.

Segment profit – Personal Injury Claims. For the nine months ended June 30, 2017, segment profit was $2.3 million as compared to segment profit of $8.0 million for the nine months ended June 30, 2016. The decrease is primarily attributable to increased bad debt expense of $2.3 million, and lower interest earned on personal injury claim advances.

Discontinued Operations. Structured settlement income of $4.9 million includes $4.5 million of unrealized gain and $5.8 million of interest income and a loss on sale of structured settlements $5.4 for the nine months ended June 30, 2017. Structured settlement income of $9.1 million included $4.6 million of unrealized gains and $4.5 million of interest income for the nine months ended June 30, 2016. This decrease in income is primarily the result from the loss on sale of a portion of CBC’s life contingent annuities portfolio. Unrealized losses on structured settlements is comprised of both unrealized losses resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $4.5 million of unrealized gain recognized for the nine months ended June 30, 2017, approximately $5.9 million is due to day one gains on new structured settlements financed during the period, $0.8 million gain due to a change in the discount rate, offset by a decrease of $1.5 million in realized gains recognized as realized interest income on structured settlements and a reduction in fair value of $0.7 million during the period. There were no other changes in assumptions during the period.  All of the revenue associated with CBC is recorded in income (loss) from discontinued operations in the Company's consolidated statements of operations.

Segment loss – GAR Disability Advocates. For the nine months ended June 30, 2017, segment loss was $1.4 million as compared to a $6.3 million loss for the same period in the prior year. This reduced loss in the current period is primarily the result of increased revenues of $1.3 million and the reduction in general and administrative expenses of $3.6 million

Income tax (benefit) expense. For the nine months ended June 30, 2017, income tax benefit for continuing and discontinued operations, consisting of federal and state income taxes, was $1.3 million, as compared to an income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, of $2.2 million for the nine months ended June 30, 2016, resulting from a decrease in the taxable loss in the current period.

Loss (income) from continuing operations. As a result of the above, the Company had a net loss from continuing operations for the nine months ended June 30, 2017 of $7.0 million compared to $2.2 million net income from continuing operations for the nine months ended June 30, 2016.

Loss (income) from discontinued operations. As a result of the above, the Company had a net loss from discontinued operations for the nine months ended June 30, 2017 of $1.8 million compared to $1.4 million of net income from discontinued operations for the nine months ended June 30, 2016.

Net loss (income). As a result of the above, the Company had a net loss for the nine months ended June 30, 2017 of $8.8 million compared to $3.6 million net income for the nine months ended June 30, 2016.

Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

Finance income. For the three months ended June 30, 2017, finance income decreased $0.6 million or 12.7% to $4.0 million from $4.6 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, the Company did not purchase any portfolios. During the three months ended June 30, 2016, the Company purchased $2.2 million in face value of new foreign portfolios purchased in Peru and Colombia at a cost of $0.3 million. Net collections for the three months ended June 30, 2017, decreased 17.7% to $6.1 million from $7.4 million for the three months ended June 30, 2016. During the third quarter of fiscal year 2017, gross collections decreased 13.9% or $1.7 million to $10.7 million from $12.4 million for the three months ended June 30, 2016. Commissions and fees associated with gross collections from third party collection agencies and attorneys decreased to $4.6 million for the three months ended June 30, 2017 from $5.0 million for the three months ended June 30, 2016. Commissions and fees amounted to 43.1% of gross collections for the three months ended June 30, 2017, compared to 40.5% for the three months ended June 30, 2016, resulting from higher percentage of commissionable collections in the current period.

Personal injury claims income. For the three months ended June 30, 2017, personal injury claims income was $0.2 million, as Simia, the Company's new wholly owned subsidiary, just commenced operations at the end of calendar 2016. Previously, the Company funded personal injury claim advances through Pegasus, its 80% owned joint venture; which is accounted for under the equity method of accounting.

Social security benefit advocacy fee income. For the three months ended June 30, 2017, disability fee income decreased $0.1 million to $1.1 million as compared to $1.2 million for the three months ended June 30, 2016, due to the comparable number of disability claimants cases that the Company was able to close with the United States Social Security Administration during the current and prior period.

Earnings (loss) from equity method investee. Earnings from equity method investee decreased $3.5 million, or 56.2%, to earnings of $2.7 million for the three months ended June 30, 2017 from earnings of $6.2 million for the three months ended June 30, 2016, due to reduced interest income and bad debt write downs on personal injury claimant advances.

Other income (loss). The following table summarizes other income (loss) for the three months ended June 30, 2017 and 2016:

	For the three months ended June 30,
	2017	2016
Interest and dividend income	$61,000	$312,000
Realized loss	(18,000)	(32,000)
Other	47,000	(104,000)
	$90,000	$176,000

General and administrative expenses. For the three months ended June 30, 2017, general and administrative expense decreased $1.0 million, or 14.2%, to $6.1 million from $7.1 million for the three months ended June 30, 2016, primarily attributable to a reduction in GAR Disability expenses for advertising and payroll costs .

Interest expense. For the three months ended June 30, 2017, interest expense increased $0.2 million to $0.2 million as compared to $0 million for the nine months ended June 30, 2016. The increased expense is a result of the interest expense related to the Bank Hapoalim line of credit.

Segment profit – Consumer Receivables. For the three months ended June 30, 2017, segment profit decreased $1.3 million to $2.9 million as compared to $4.2 million for the three months ended June 30, 2016, primarily due to a decrease in revenue of $0.6 million, impairment charges of approximately $0.2 million and foreign exchange loss of approximately $0.5 million.

Segment profit– Personal Injury Claims. For the three months ended June 30, 2017, segment profit was $2.6 million as compared to $6.2 million profit for the three months ended June 30, 2016. The decrease is primarily attributable to reduced interest earned and bad debt write downs on personal injury claimant advances.

Segment loss – GAR Disability Advocates. For the three months ended June 30, 2017, segment loss was $0.0 million as compared to a $1.8 million loss for the same period in the prior year. This reduced loss in the current fiscal year is primarily the result a of reduction in general and administrative expenses of $1.8 million.

Discontinued Operations. Structured settlement income of $4.1 million includes $7.5 million of unrealized gains and $1.9 million of interest income offset by a loss of $5.3 million on the sale of CBC’s life contingent annuities portfolio for the three months ended June 30, 2017. Structured settlement income of $3.2 million included $1.4 million of unrealized gains and $1.8 million of interest income for the three months ended June 30, 2016. This decrease in income is the result of a loss on sale of CBC’s life contingent annuities portfolio during this period. Unrealized losses on structured settlements is comprised of both unrealized losses resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $7.5 million of unrealized losses recognized for the three months ended June 30, 2017, approximately $1.6 million is due to day one gains on new structured settlements financed during the period, offset by a decrease of $5.4 million in unrealized losses recognized as loss on sale of structured settlements and a $0.5 million gain due to a change in the discount rate during the period. There were no other changes in assumptions during the period.  All of the revenue associated with CBC is recorded in income (loss) from discontinued operations in the Company's consolidated statements of operations.

Income tax (benefit) expense. For the three months ended June 30, 2017, income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, was $0.6 million, as compared to an income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, of $2.2 million for the three months ended June 30, 2016, resulting from a decrease in the taxable income in the current period.

Income from continuing operations. As a result of the above, the Company had a net income from continuing operations for the three months ended June 30, 2017 of $1.6 million compared to $3.3 million net income from continuing operations for the three months ended June 30, 2016.

Income from discontinued operations. As a result of the above, the Company had a net income from discontinued operations for the three months ended June 30, 2017 of $0.6 million compared to $0.6 million of net income from discontinued operations for the three months ended June 30, 2016.

Net income. As a result of the above, the Company had a net income for the three months ended June 30, 2017 of $2.1 million compared to $3.9 million net income for the three months ended June 30, 2016.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of June 30, 2017, the Company recorded a liability to BMO of approximately $0.2 million. The liability to BMO is recorded when actual collections are received.

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

Structured Settlements

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1,000,000 and $800,000 in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of June 30, 2017, CBC had structured settlements valued at $88.3 million and debt of $76.4 million, consisting of a $4.3 million line of credit and an aggregate of $72.1million of non-recourse notes.

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

Cash Flow

As of June 30, 2017, our cash and cash equivalents, including restricted cash increased $8.9 million to $25.2 million from $16.3 million at September 30, 2016. The Company had $10 million in cash and cash equivalents that have been classified as restricted at June 30, 2017.

Net cash used in operating activities was $9.8 million during the nine months ended June 30, 2017 compared to $5.0 million used in operating activities during the nine months ended June 30, 2016. Net cash provided by investing activities was $54.3 million during the nine month period ended June 30, 2017 compared to $0.8 million used in investing activities during the nine months ended June 30, 2016. The increase was primarily attributed to the net proceeds realized from the sale of available for sale securities, less purchases of available for sale securities of $49.2 million in the current year. Net cash used in financing activities was $35.6 million during the nine months ended June 30, 2017, as compared to cash provided by financing activities of $0.8 million during the nine months ended June 30, 2016. The increase in net cash in financing activities in the current period is primarily the result of treasury stock purchase in conjunction with the Company’s self-tender of $54.2 million offset by $9.6 million in borrowings from Bank Hapoalim and $9.0 million in cash provided by discontinued operations.

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

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective on June 30, 2017 due to the material weaknesses described below:

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

b. Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting to determine whether any changes occurring during the third quarter of fiscal year 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits
(a) Exhibits.

2.1	Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

3.4	Certificate of Elimination of the Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

3.5

Certificate of Designation of Series A Junior Participating Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

3.6	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.7	Amendment to Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

4.1

Rights Agreement, dated May 5, 2017, by and between Asta Funding, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

10.1

Assignment Agreement, dated April 28, 2017, by and between CBC Settlement Funding, LLC and the other party thereto (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 4, 2017).

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

ASTA FUNDING, INC. (Registrant)

Date: September 17, 2018	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2018	By:	/s/ Bruce R. Foster
Bruce R. Foster , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

3.4	Certificate of Elimination of the Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

3.5

Certificate of Designation of Series A Junior Participating Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

3.6	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.7	Amendment to Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

4.1

Rights Agreement, dated May 5, 2017, by and between Asta Funding, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

10.1

Assignment Agreement, dated April 28, 2017, by and between CBC Settlement Funding, LLC and the other party thereto (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 4, 2017).

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