Form 10-K
period 2017-09-30
ASTA FUNDING INC
filed 2018-10-12
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☑	Smaller reporting company ☑

Emerging growth company ☐

   We qualified as a “Smaller Reporting Company” and would have qualified as a non-accelerated filer as of the due date of this report, and qualify as a “Smaller Reporting Company” and a non-accelerated filer as of the date hereof, in each case, based on the rules and regulations of the SEC then in effect with respect to such terms and/or categorizations.

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☑

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $19,937,378 and $9,641,265 as of the last business day of the registrant’s most recently completed second fiscal quarter in 2017 and 2018, respectively.

As of October 11, 2018, the registrant had 6,685,415 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

FORM 10-K

Caution Regarding Forward Looking Statements

 This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) . All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses, our ability to timely file our periodic reports, our ability to maintain the listing of our common stock on the Nasdaq Global Select Market, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” and “Item 7—Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc., a Delaware corporation (“Asta”), was formed in August 1995. Asta together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), Simia Capital, LLC (“Simia”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our wholly owned subsidiary, Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables. The Company started out in the consumer receivable business in 1995 as a subprime auto lender.

For the periods covered by these financial statements, Pegasus Funding, LLC (“Pegasus”), which engaged in the funding of personal injury claims prior to entering liquidation in April 2017, was 80% owned and 50% controlled, and accounted for under the equity method. On January 12, 2018, the Company acquired the remaining 20% minority shareholder's interest in Pegasus, and now currently owns 100% of Pegasus. Commencing in the quarter ending March 31, 2018, the Company will consolidate the financial results of this entity. Pegasus remains in operation to liquidate its current portfolio of advances, but will not fund any new advances.

 We operate principally in the United States in three reportable business segments: consumer receivables, GAR disability advocates and personal injury claims. We previously operated a fourth segment when we engaged in the structured settlements business through our wholly owned subsidiary CBC Settlement Funding, LLC (“CBC”), which we sold on December 13, 2017.

As a result of the sale of CBC all prior periods presented herein account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 2 - Discontinued Operations in the Company's notes to the consolidated financial statements.

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

•

Personal injury claims – Pegasus Funding, LLC, purchased interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advanced to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances. Simia's activity for the years ended September 30, 2017 and 2016 are included in this segment, along with that of the Company's equity method investment in Pegasus.

•

Social Security benefit advocacy – GAR Disability Advocates and Five Star are advocacy groups which represent individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

The consumer receivable segment and the GAR Disability Advocates segment each accounted for more than 10% of revenues in fiscal year 2017 and 2016. Pegasus is accounted for under the equity method within the personal injury claims segment. The following table summarizes the net revenues by percentage from the three lines of business for the fiscal years 2017 and 2016:

	Year Ended September 30,
	2017	2016
Finance income (consumer receivables)	74.3%	82.5%
Personal injury claims income	2.0	—
GAR Disability Advocates	23.7	17.5

Total revenues	100.0%	100.0%

Information about the results of each of the Company’s reportable segments for the last two fiscal years and total assets as of the end of the last two fiscal years, reconciled to the consolidated results, is set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes, other assets, and assets related to discontinued operations.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Personal Injury Claims (2)	Corporate (3)	Total
Fiscal Year Ended September 30,
2017:
Revenues	$15.9	$5.1	$0.4	$—	$21.4
Other income	—	—	—	(0.1)	(0.1)
Segment profit (loss)	12.5	(1.7)	4.1	(22.2)	(7.3)
Segment Assets (1) (4)	20.4	3.9	55.0	122.2	201.5
2016:
Revenues	18.9	4.0	—	—	22.9
Other income	—	—	—	1.7	1.7
Segment profit (loss)	14.2	(7.3)	10.5	(11.7)	5.7
Segment Assets (1) (4)	18.9	2.0	48.6	185.5	255.0

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment, and the carrying value of the investment is included in segment assets. Commencing in fiscal 2017, the consolidated results of Simia are included in this segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)

Included in Corporate are approximately $92.2 million and $91.5 million of assets related to discontinued operations as of September 30, 2017 and 2016, respectively. See Note 2 - Discontinued Operations in the Company's notes to consolidated financial statements.

 Principal Markets and Methods of Distribution

All of the Company’s lines of business are principally conducted in the United States, with approximately $6.2 million of the receivables originating and being serviced overseas.

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

Personal injury claims

Simia commenced operation in January 2017, and conducts its business solely in the United States. Simia obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from the its website and through attorneys. Pegasus has not funded new cases since April 2017, but remains in business to liquidate its existing personal injury claim advance portfolio.

GAR Disability Advocates

GAR Disability Advocates and Five Star provide its disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

Industry Overview

Consumer receivables

The purchasing, servicing and collection of charged-off, semi-performing and performing consumer receivables is an industry that is driven by:

•	increasing levels of consumer debt;
•	increasing defaults of the underlying receivables; and
•	increasing utilization of third-party providers to collect such receivables.

Personal injury claims

The funding of personal injury claims is driven by the growth of the market for financing personal injury claims. Individuals with personal injury claims incur current cash obligations which will not be recouped until insurance settlements are paid, if at all. The demand for providing financing to individuals in need of short term funds pending insurance settlements of their personal injury claims is driven by the long periods of time taken by the insurance industry to settle and pay such claims, primarily due to lengthy litigation and the court process.

GAR Disability Advocates

The disability advocate industry is driven by the increasing number of disability applicants who find it difficult to obtain such benefits without the aid of third party assistance.

Strategy

Consumer receivables

Our primary objective both domestically and internationally is to utilize our management’s experience and expertise by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategies include:

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

Personal injury claims

Simia attracts new business through its attorneys, brokers and sales contacts. Since April 2017 Pegasus has not funded new cases, but remains in business to collect on its portfolio of personal injury claim advances.

GAR Disability Advocates

GAR Disability Advocates intends to explore expansion into related businesses. In fiscal year 2017, GAR Disability Advocates and Five Star continue to assist claimants in securing disability benefits from the Social Security and Veteran's administration.

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

Personal Injury Claims

The operations structure of the personal injury claims unit of Simia includes:

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

 GAR Disability Advocates

GAR Disability Advocates and Five Star utilize SEO to bring more awareness to prospective clients. In particular, through substantial use of the internet, it intends to increase consumer awareness of its existence on various government websites.

Marketing — The Marketing Group is responsible for researching various court records to secure information to follow up for possible structured settlement cases.

Sales — The Sales Group is responsible for the sales strategy and advertising campaigns.

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

Case Management — The Case Management Department processes approved cases through the Social Security Disability process.

Marketing

Consumer receivables

The Company made three portfolio consumer debt purchases in fiscal year 2017. We have expanded relationships with credit providers internationally, as well as maintained our existing relationships domestically with brokers, finance companies and other credit providers. We are working to expand our name recognition internationally by attending international conferences, utilizing email solicitations and attending face-to-face bank meetings.

Personal injury claims

Simia will not invest in a formal marketing program at this time. It will rely on external brokers, internal sales professionals and attorneys to acquire market share.

 GAR Disability Advocates

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

cost of funds lent;

application fee costs;

brokers’ commissions and bonuses paid;

reputation; and

direct and on-line marketing.

We believe that Simia's management team has expertise and experience in identifying, evaluating, pricing, managing and acquisition of litigating funding cases. However, we cannot assure that our litigation funding businesses will be able to compete against current or future competitors or that competition will not increase in the future.

GAR Disability Advocates

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

GAR Disability Advocates

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

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements. We began the process of enhancing our international systems capabilities during fiscal year 2016, and during fiscal year 2017 we increased our system capabilities enabling us to effectively compete in the international marketplace.

Personal injury claims

Simia is dependent on its website to maintain and increase its business and, therefore, must remain current in its technology.

GAR Disability Advocates

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

There are significant corporate governance and executive compensation-related provisions in the Dodd Frank Wall Street Reform and Provision Act (“Dodd-Frank Act”) that required the SEC to adopt additional rules and regulations in areas such as corporate governance, and executive compensation . Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments, the Public Company Accounting Oversight Board (“PCAOB”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the NASDAQ Global Market, all of which have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

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

As a company that engages in debt collection, we need to understand the oversight that the CFPB brings. Preparing for a CFPB audit will cost time and money. Additionally, the CFPB has the power to bring an enforcement action or cause a required settlement. In addition, the amount of privileged and confidential information the CFPB could release, can lead to private lawsuits, including class and mass actions, as well as other state and federal agency oversight.

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

The Dodd-Frank Act authorized the CFPB to prescribe rules interpreting the FDCPA. On November 12, 2013, the CFPB signaled its intention to promulgate substantive rules under the FDCPA by publishing an Advance Notice of Proposed Rulemaking (ANPR) with regard to debt collection practices. The ANPR requested comments with regard to a wide array of issues relating to debt collection. The comment period closed on February 28, 2014. The CFPB has not yet issued a proposed rule. In its Spring 2018 rulemaking agenda, the CFPB stated that it intends to issue a proposed rule in March 2019.

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

GAR Disability Advocates

The availability of funds to pay Social Security disability and Veteran's benefits, are dependent on governmental regulation and budgetary constraints, which could have a material impact on the GAR Disability Advocates and Five Star business.

  Employees

As of September 30, 2017, we had a total of 86 full-time employees. We are not a party to any collective bargaining agreements.

Additional Information

Our web address is www.astafunding.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, amendments thereto, and other Securities and Exchange Commission (the “SEC”) reports are available on our website as soon as reasonably practical after filing electronically with the SEC. No part of our website is incorporated by reference into this report.

Item 1A.	Risk Factors.

Note Regarding Risk Factors

You should carefully consider the risk factors below as well as risks identified throughout this Annual Report on Form 10-K and our other filings with the SEC in evaluating us. In addition to the following identified risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, or if risks that we do not yet know or that we currently think are minor occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and stockholders might lose all or part of their investment. The risk factors presented below are those which we currently consider material. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements.

We have restated prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

We have restated our consolidated financial statements as of and for the fiscal years ended September 30, 2016, 2015 and 2014 (including the quarterly periods within those years), as well our consolidated financial statements as of and for the fiscal quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, in order to correct certain accounting errors related to, among other items, our historical decision to consolidate the financial results of Pegasus.

As a result of those restatements and the circumstances giving rise to the restatements, we have become subject to a number of additional costs and risks, including accounting and legal fees incurred in connection with the restatement. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

As described in “Part II, Item 9A — Controls and Procedures,” management has identified and evaluated the control deficiencies that gave rise to the accounting errors related to equity method accounting, foreign currency matters, related party transactions and accounting for significant and/or complex transactions, and has concluded that those deficiencies, represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of those material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017. See “Part II, Item 9A — Controls and Procedures.”

We are in the process of developing and implementing a remediation plan to address the material weaknesses. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

Our success in the consumer receivables business segment depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us, if at all, depends on a number of factors outside of our control, including:

•	the growth in consumer debt;

•	the volume of consumer receivable portfolios available for sale;

•	availability of financing to fund purchases;

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios;

•	possible future changes in the bankruptcy laws, state laws and homestead acts which could make it more difficult for us to collect, and

•	The foreign exchange rate changes of the countries in which we do business

There is no assurance that we will realize the full value of the deferred tax asset.

As of September 30, 2017, we had a net deferred tax asset of $12.7 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is adjusted accordingly.

Additionally, on December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction is expected to have a significant impact on our provisions for income taxes for periods beginning after September 30, 2017, including a one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. Based on our initial assessment of the Act, we expect that it will result in a charge to income taxes of approximately $3.5 million in the first quarter of fiscal 2018.

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

As of September 30, 2017, 35% of our portfolio face value, which represents approximately 90% of our portfolio face value at all third party collection agencies and attorneys, was serviced by five organizations domestically. We are dependent upon the efforts of these collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

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

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, Puerto Rico, Columbia and Peru, there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable law. The failure to comply with applicable law and not maintain proper controls in accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

Members of the Stern family own directly or indirectly, approximately 59% of our outstanding shares of common stock as of September 30, 2017. Through January 2019, the Stern family, in conjunction with a voting agreement signed with an activist shareholder in January 2017; is limited to voting up to 49% of the outstanding shares. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

•	the election of our directors; and

•	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have reduced influence over matters submitted for stockholder approval. In addition, the Stern family’s influence could discourage any unsolicited acquisition of the Company and, consequently, materially adversely affect the price of our common stock.

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

Originators, debt purchasers and third-party collection agencies and attorneys in the consumer credit industry are frequently subject to putative class action lawsuits and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. Being a defendant in such class action lawsuits or other litigation could materially adversely affect our results of operations and financial condition. As of September 30, 2017, we had set up a reserve for settlement costs of $2.3 million to cover a class action lawsuit.

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

Because a significant portion of our reported income is based on management’s estimates of the future performance of our asset portfolios and fees receivable, differences between actual and expected performance of the receivables may cause fluctuations in net income.

Significant portions of our reported income (or losses) are based on management’s estimates of cash flows we expect to receive on our asset portfolios and fees receivable, particularly for such assets that we report based on fair value. The expected cash flows are based on management’s estimates of interest rates, default rates, payment rates, cardholder purchases, servicing costs, and discount rates. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables will occur and cause fluctuations in our net income. For instance, higher than expected rates of delinquencies and losses could cause our net income to be lower than expected. Similarly, levels of loss and delinquency can result in our being required to repay our lenders earlier than expected, thereby reducing funds available to us for future growth.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 6,685,415 shares of common stock issued and outstanding as of October 11, 2018. Of these shares, 3,998,727 are owned by affiliates of the company, which are defined as in Rule 405 under the Act as a “person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with”, an issuer. In addition, options to purchase 555,100 shares of our common stock were outstanding as of September 30, 2017, of which 555,100 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2017, there were 1,293,343 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

We have the ability to issue preferred shares, warrants, convertible debt and other securities without stockholder approval which could dilute the relative ownership interest of current stockholders and adversely affect our share price.

Future sales of our equity-related securities in the public market, could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Our common shares may be subordinate to classes of preferred shares issued in the future in the payment of dividends and other distributions made with respect to common shares, including distributions upon liquidation or dissolution. Our certificate of incorporation permits our board of directors to issue preferred shares without first obtaining stockholder approval. If we issued preferred shares, these additional securities may have dividend or liquidation preferences senior to our common shares. If we issue convertible preferred shares, a subsequent conversion may dilute the current common stockholders’ interest. We have similar abilities to issue convertible debt, warrants and other equity securities.

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

We are a “smaller reporting company” and, as such, are allowed to provide less disclosure than larger public companies.

We are currently a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we have certain decreased disclosure obligations in our SEC filings, which may make it harder for investors to analyze our results of operations and financial prospects and may result in less investor confidence.

Continued delays in the filing of our periodic reports with the SEC could result in the delisting of our common stock, which would materially and adversely affect our stock price, financial condition and/or results of operations.

As a result of the restatement of certain of our previously issued financial statements, we were unable to file this report with the SEC on a timely basis. We also have yet to file our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018, which were due in February, May and August of 2018, respectively. As a result, we remain non-compliant with NASDAQ listing rules requiring the timely filing of periodic reports, which may result in the delisting of our common stock should we fail to file such reports by November 30, 2018 (the deadline set forth in the extension granted to us by the Nasdaq hearings panel). In addition, the fact that we were not able to file the financial statements contained in this report on a timely basis has also caused us to delay our annual meeting of stockholders, which could serve as an additional basis for delisting our common stock. Delisting would likely have a significant material adverse effect on us by, among other things, reducing:

●	The liquidity of our common stock;
●	The market price of our common stock;
●	The number of institutional and other investors that will consider investing in our common stock;
●	The number of market makers in our common stock;
●	The availability of information concerning the trading prices and volume of our common stock;
●	The number of broker-dealers willing to execute trades in shares of our common stock;
●	Our ability to access the public markets to raise debt or equity capital;
●	Our ability to use our equity as consideration in any merger transaction; and
●	The effectiveness of equity-based compensation plans for our employees used to attract and retain individuals important to our operations.

Item 2.	Properties

Our executive and administrative offices are located in Englewood Cliffs, New Jersey, where we lease approximately 13,400 square feet of general office space. The lease was renewed September 1, 2015 and expires on August 31, 2020.

Our office in Houston, Texas occupies approximately 900 square feet of general office space. The lease expires on August 31, 2019.

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

Market for Our Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” High and low sales prices of our common stock since October 1, 2015 as reported by NASDAQ are set forth below (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
Fiscal Year 2016
October 1, 2015 to December 31, 2015	$8.85	$7.51
January 1, 2016 to March 31, 2016	9.25	6.82
April 1, 2016 to June 30, 2016	10.98	9.42
July 1, 2016 to September 30, 2016	11.97	9.35
Fiscal Year 2017
October 1, 2016 to December 31, 2016	$10.47	$8.65
January 1, 2017 to March 31, 2017	10.35	7.75
April 1, 2017 to June 30, 2017	9.05	6.15
July 1, 2017 to September 30, 2017	8.40	6.80

Dividends

Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place. We did not declare any dividends during fiscal years 2017 and 2016. However, on February 5, 2018, we declared a special cash dividend in the amount of $5.30 per share with respect to our common stock, which was paid on February 28, 2018 to holders of record at the close of business on February 16, 2018. The aggregate payment to shareholders was approximately $35 million.

Holders of Our Common Stock

On September 28, 2018, there were 18 holders of record of our common stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2017.

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

Overview

We are engaged in the businesses of acquiring, managing, servicing and recovering on portfolios of consumer receivables, funding of personal injury claims through Simia and assisting claimants in the process of disability and social security claims through GAR Disability Advocates and Five Star Veterans Disability LLC.

For the periods covered by these financial statements, Pegasus, which engaged in the funding of personal injury claims prior to entering liquidation in April 2017, was 80% owned and 50% controlled, and accounted for under the equity method. On January 12, 2018, we acquired the remaining 20% minority shareholder’s interest in Pegasus, and now currently own 100% of Pegasus. Commencing in the quarter ending March 31, 2018, we will consolidate the financial results of this entity. Pegasus remains in operation to liquidate its current portfolio of advances, but will not fund any new advances.

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

Personal Injury Claims

In 2011, the Company purchased an 80% interest in Pegasus. Pegasus Legal Funding LLC (“PLF”), an unrelated third party, held the other 20% interest until we purchased the interest in January 2018. For the periods covered by this report, the Company and PLF each maintained 50% voting rights in this entity. For the periods covered by this report, we accounted for our investment in Pegasus under the equity method of accounting.

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

As of September 30, 2017 and 2016, the Company had a net invested balance of approximately $50.5 million and $48.3 million in Pegasus, respectively.

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

The Company filed for arbitration with the American Arbitration Association ("AAA") against PLF in April 2017 for breaches in the Operating and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of June 30, 2017 there was approximately $24.7 million in cash that was restrained under the Emergent Award, and is classified as restricted on the Company's consolidated balance sheet. The Company has as equity method investment in Pegasus. See Note 5 - Litigation Funding.

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

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”). Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus Funding, LLC (“Pegasus”), which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus.

As of January 12, 2018, the Company owns 100% of Pegasus, and commencing in the quarter ending March 31, 2018, the financial activity of Pegasus will be consolidated into the financial statements of the Company. As of January 12, 2018, the Company is entitled to 100% of all distributions made from Pegasus.

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with PLF. As of September 30, 2017, Simia had a personal injury claims portfolio of $3.4 million

Divorce Funding

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of BPCM’s investment on a case by case basis and after a 15% preferred return to us. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At BPCM’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of September 30, 2017, BPCM had fully reserved against its invested amount of $2.5 million, in cases managed by this Venture.

In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in the venture and other assets. Effective August 14, 2016, BPCM extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off in general and administrative expenses in the consolidated statement of operations during the year ended September 30, 2017.

Disability Advocacy Business

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtains and represents individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Veteran's Administration.

Structured Settlement Business- Discontinued Operations

On December 13, 2017, we sold all of our issued and outstanding equity capital in CBC Settlement Funding, LLC (“CBC”), our wholly owned subsidiary engaging in structured settlements. As a result of this sale, all prior periods presented in our consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising our structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. As of September 30, 2017, the Company had total assets related to discontinued operations of $92.2 million, and total liabilities related to discontinued operations of $81.8 million. Total revenues for the years ended September 30, 2017 and 2016 were $7.2 million and $14.4 million, respectively. See Note 2 - Discontinued Operations in the Company's notes to the consolidated financial statements.

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

The Company accounts for certain of its investments in finance receivables using the interest method under the guidance of FASB ASC Topic 310, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

Results of Operations

 The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. In these discussions, most percentages and dollar amounts have been rounded to aid in its presentation.

	Years Ended September 30,
	2017	2016
Finance income, net	$15,920,000	$18,890,000
Personal injury claim income (1)	434,000	-
Disability fee income	5,085,000	4,011,000

Total revenues	21,439,000	22,901,000
Other (expense) income	(94,000)	1,704,000

	21,345,000	24,605,000

General and administrative expenses	31,900,000	29,308,000
Interest expense	240,000	-
Impairments of consumer receivables acquired for liquidation	1,129,000	164,000
Earnings from equity method investment (2)	(4,619,000)	(10,551,000)

	28,650,000	18,921,000

(Loss) income before income taxes from continuing operations	(7,305,000)	5,684,000
Income tax expense	1,077,000	1,017,000

(Loss) income from continuing operations	(8,382,000)	4,667,000
(Loss) income from discontinued operations, net of tax	(4,620,000)	2,906,000

Net (loss) income attributable to Asta Funding, Inc.	$(13,002,000)	$7,573,000

(1) This line item is comprised of the personal injury claims revenue from Simia

(2) This line item is comprised of the net earnings from Pegasus under the equity method of accounting.

 Year Ended September 30, 2017 Compared to the Year Ended September 30, 2016

Finance income.     For the fiscal year ended September 30, 2017 (“fiscal year 2017”), finance income from consumer receivables decreased $3.0 million, or 15.7%, to $15.9 million from $18.9 million for the fiscal year ended September 30, 2016 (“fiscal year 2016”). During fiscal year 2017, we acquired $35.0 million in face value of new portfolios at a cost of $2.2 million as compared to $162.9 million of face value portfolios at a cost of approximately $8.2 million, during fiscal year 2016. The portfolios purchased during fiscal year 2017 and 2016 are accounted for on the cost recovery method.

Net collections decreased $5.3 million, or 18.4%, to $23.5 million for fiscal year 2017 from $28.8 million for fiscal year 2016. During fiscal year 2017, gross collections decreased 13.4% to $42.5 million from $49.0 million for fiscal year 2016, reflecting the lower level of purchases over the last few years. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.2 million, or 6.1% for fiscal year 2017, as compared to the same period in the prior year and averaged 44.6% of collections for fiscal year 2017 as compared to 41.1% in the same prior year period.

Disability Fee income. Disability fee income increased 26.8% or $1.1 million to $5.1 million in fiscal year 2017, compared to $4.0 million in fiscal year 2016 as a result of a significant increase in disability claimants cases being settled in the current year, translating into a significant increase in closed cases.

Other income.     The following table summarizes other income for the years ended September 30, 2017 and 2016:

	2017	2016
Interest and dividend income	$765,000	$1,302,000
Realized gains	(833,000)	29,000
Other	(26,000)	373,000

	$(94,000)	$1,704,000

General and administrative expenses.     For fiscal year 2017, general and administrative expenses increased $2.6 million, or 8.8%, to $31.9 million from $29.3 million for the prior year. The increase in general and administrative expenses is related to increased bad debt expenses related to our investment in BP Case Management of $2.6 million and the write off our investment in the Topaz fund of $3.4 million and, increased professional fees primarily related to the Mangrove matter of $3.5 million, partially offset by a decrease in collection expenses of $2.0 million, reduction in stock compensation expenses of $0.6 million and various cost reductions in GAR (office salaries $2.5 million, advertising $1.4 million, rent expense $0.2 million and postage $0.2 million).

Impairments.     For fiscal year 2017, the Company recorded an impairment of $1.1 million of its consumer receivable portfolio, compared to $0.2 million for fiscal year 2016.

Earnings from equity method investment. For the fiscal year 2017, earnings from equity method investment decreased $6.0 million to $4.6 million, compared to earnings from equity method of $10.6 million for fiscal year 2016, due to increased bad debt write offs, and reduced interest income earned on personal injury claim advances as the underlying portfolios are being liquidated.

Net income before taxes — Consumer Receivables.     Net income before taxes decreased $1.7 million, to $12.5 million for fiscal year 2017, as compared to $14.2 million for fiscal year 2016, primarily due to decreased revenue of $3.0 million, and increased impairment charges of $0.9 million, partially offset by a class action suit settlement of $2.0 million during fiscal year 2017.

Net loss before taxes — GAR Disability Advocates.     Net loss before taxes decreased $5.6 million to $1.7 million for fiscal year 2017, compared to a net loss of $7.3 million for fiscal year 2016, as a result of increased revenues of $1.1 million, and various planned cost reduction measures (office salaries $2.5 million, advertising $1.4 million, rent expense $0.2 million and postage of $0.2 million) .

Income tax expense (benefit).     Income tax benefit of $2.3 million was recorded for fiscal year 2017, consisting of a $5.0 million current income tax benefit and a $2.7 million deferred income tax expense. The tax benefit on discontinued operations was $3.4 million, and there was income tax of $1.1 million on continuing operations. The state portion of the income tax provision for the fiscal year 2016 has been offset against state net operating loss carry forwards, and, as a result, no state taxes were payable.

Discontinued operations. Earnings from discontinued operations, net of tax, decreased $7.5 million or 259.0% to a loss from discontinued operations of $4.6 million in fiscal year 2017, compared to earnings from discontinued operations of $2.9 million in fiscal year 2016. The current year loss was primarily attributed to a loss on sale of CBC, as well as a loss on sale of various structured settlements.

Net(loss) income.     As a result of the above, the Company had net loss of $13.0 million for fiscal year 2017, compared to net income of $7.6 million for fiscal year 2016.

Liquidity and Capital Resources

At September 30, 2017, the Company had $17.6 million in cash and cash equivalents, as well as $5.5 million in level 1 securities that are classified as available for sale, on hand.  In addition, the Company had working capital of $114.8 million at September 30, 2017.

         On December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.5 million. Additionally, on January 12, 2018, the Company acquired the remaining 20% controlling interest in Pegasus Funding, LLC.  As a result of this transaction, and the related settlement agreement, the $35.4 million of restricted cash on hand at Pegasus at September 30, 2017 became unrestricted and was available to the Company. See Note 5 - Litigation Funding and Note 21 - Subsequent Events in the Company's notes to its consolidated financial statements.

On February 5, 2018, the Board of Directors of the Company declared a special cash dividend in the amount of $5.30 per share with respect to its Common Stock, payable on February 28, 2018 to holders of record of the Company’s Common Stock at the close of business on February 16, 2018, with an ex-dividend date of March 1, 2018. The aggregate payment to shareholders was approximately $35 million.

We believe that our available cash resources and expected cash inflows from operations will be sufficient to fund operations for the next twelve months.

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from BMO, in order to finance the Great Seneca Portfolio Purchase (the “Portfolio Purchase”) which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth, Fifth Amendments and the most recent agreement signed in August 2013, discussed below.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of September 30, 2017, the Company recorded a liability to BMO of approximately $148,000. The funds were subsequently remitted to BMO on October 10, 2017. The liability to BMO is recorded when actual collections are received.

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation has been paid in full, Palisades XVI has been released from further debt obligations from the RFA.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers, and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility is for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement includes covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility is secured pursuant to a Security Agreement among the parties to the Loan Agreement. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company borrowed $9.6 million in February 2017 against the facility. There was a $10.0 million aggregate balance on deposit at Bank Hapoalim which served as collateral for the line of credit. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions. On August 2, 2017, the Bank Hapoalim $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank. As of September 30, 2017, there were no outstanding balances on this facility.

Personal Injury Claims

Pegasus - Equity Method Investment

On December 28, 2011, we formed the joint venture Pegasus. Pegasus purchased interests in personal injury claims from claimants who are a party to personal injury litigation with the expectation of a settlement in the future. Pegasus advanced to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim consists of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture are distributed based on the ownership percentage of the parties, with Asta Funding, Inc. receiving 80% and PLF receiving 20%. Each of the entities maintains 50% voting rights.

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with Pegasus and PLF. The Company and PLF have decided not to renew the Pegasus joint venture that by its terms terminated on December 28, 2016. The Term Sheet amends certain provisions of Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

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

The Company filed for arbitration with the American Arbitration Association ("AAA") against PLF in April 2017 for breaches in the Operating Agreement and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of September 30, 2017 there was approximately $24.7 million in cash that was restrained under the Emergent Award. The Company has as equity method investment in Pegasus for the periods covered by this report. See Note 5 - Litigation Funding.

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

Divorce Funding

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.5 million revolving line of credit to partially fund BP Divorce Funding’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. The term of the loan was to end in May 2014, but had been extended to August 2016. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 14, 2014 amendment. The revolving line of credit is collateralized by BP Divorce Funding’s profit share in BPCM and other assets. On April 1, 2017, this loan was in default as BPCM failed to make the required payments due under the loan agreement. Accordingly, the loan balance of $1.5 million was deemed uncollectible and written off during the second quarter of fiscal 2017 with a charge to general and administrative expenses.

Structured Settlements- Discontinued Operations

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million. At the closing, the operating principals of CBC, namely William J. Skyrm, Esq. and James Goodman, were each issued a 10% interest in CBC. In addition, the Company agreed to provide financing to CBC of up to $5 million, amended to $7.5 million in March 2015. Through the transaction we acquired structured settlements valued at $30.4 million and debt that totaled $23.4 million, consisting of $9.6 million of a revolving line of credit with a financial institution and $13.8 million of non-recourse notes issued by CBC’s subsidiaries. On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1.8 million, through the issuance of restricted stock valued at approximately $1.0 million and $0.8 million in cash. Each of the two original principals received 61,652 shares of restricted stock at fair market value of $7.95 per share and $400,000 in cash. An aggregate of 123,304 shares of restricted stock was issued. As of September 30, 2017, CBC had structured settlements valued at $87.0 million and debt of $78.9 million, consisting of a $8.6 million line of credit and an aggregate of $70.3million of non-recourse notes.

 On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (“Assignee”). The Assignment Agreement provided for the sale of the Company’s entire life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company realized a loss from the sale of $5.4 million for the year ended September 30, 2017.

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.3 million. Of the aggregate purchase price, approximately $4.5 million was paid in cash, and $5.8 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The Company recognized a loss of approximately $2.4 million on the above sale of CBC as of September 30, 2017.

Cash Flow

As of September 30, 2017, our cash, cash equivalents and restricted cash increased $1.3 million to $17.6 million, from $16.3 million at September 30, 2016.

Net cash used in operating activities was $11.9 million during the fiscal year ended September 30, 2017, as compared to $9.3 million used in operating activities for the fiscal year ended September 30, 2016. Net cash provided by investing activities was $55.6 million during the fiscal year ended September 30, 2017, as compared to $0.5 million used in investing activities during the fiscal year ended September 30, 2016. The increase in cash provided by investing activities is primarily due to proceeds from sales of available-for-sale securities. Net cash used in financing activities was $42.7 million during the fiscal year ended September 30, 2017, as compared to net cash provided by financing activities of $5.9 million during the fiscal year ended September 30, 2016. The increase in cash used in financing activities during the current year was primarily due to the purchase of Company stock, partially offset by an increase in the cash provided by financing activities of the discontinued operations.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, costs involved in the collections of consumer receivables and investment in consumer receivable portfolios. In addition, dividends could be paid if and when approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will be less dependent on a credit facility in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business.

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

Share Repurchase Program

 On August 11, 2015, the Board approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10b5-1 of the  Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board approved the extension of the Shares Repurchase Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, having repurchased approximately $9.9 million of the Company’s common stock, the Board approved further extension of the Shares Repurchase Plan to December 31, 2016 and reset the maximum to $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan.

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

 Further, under the terms of the Agreement, Mangrove and the Company had agreed to certain restrictions during the Discussion Period, which began on May 25, 2016 and the Extended Period, including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the SEC of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the SEC (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

On November 21, 2016, Mangrove notified the Company that Mangrove was terminating the Agreement with the Company. Under the Agreement, the Company and Mangrove agreed to (1) provide certain Confidential Information (as defined below) to the other party to the Agreement and the other party’s representatives, (2) maintain the confidentiality of the Confidential Information, and (3) certain restrictions on the activities of the parties to the Agreement. Upon termination of the Discussion Period, the agreement provides for a period of 30 days thereafter (the “Extended Period”). Throughout the Extended Period of the Agreement, the parties are subject to the standstill provisions of the Agreement. Following the Discussion Period and the Extended Period, nothing in the Agreement shall prohibit any party from taking any of the activities referred to as the Restricted Activities, and specifically nothing shall restrict Mangrove or its representatives from calling a special meeting, nominating one or more candidates to serve as directors of the Company or commencing, or announcing its intention to commence, a “solicitation” of “proxies” (as such terms are used in Regulation 14A of the Exchange Act) to vote with respect to any meeting of stockholders of the Company. The effective termination date of this Agreement was January 6, 2017.

On January 6, 2017, the Company entered into a settlement agreement (the “ Settlement Agreement ”) with Mangrove and, for limited purposes stated therein, Gary Stern, Ricky Stern, Emily Stern, Arthur Stern, Asta Group, Incorporated and GMS Family Investors LLC (collectively, the “ Stern Family ”).

The Settlement Agreement provided that, within ten business days following the date of the Settlement Agreement, the Company would commence a self-tender offer (“ Tender Offer ”) to repurchase for cash 5,314,009 shares of its common stock at a purchase price of $10.35 per share. Pursuant to the Settlement Agreement, Mangrove tendered its 4,005,701 shares for purchase by the Company. The Stern Family has agreed not to tender any of their shares in the Tender Offer. In addition, pursuant to a securities purchase agreement dated January 6, 2017 between Mangrove and Gary Stern (the “Purchase Agreement”), Gary Stern purchased the remaining shares owned by Mangrove eleven business days following the closing of the Tender Offer for $10.35 per share.

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

As of December 31, 2016 and for the three months ended December 31, 2016 and 2015, through February 14, 2017, Mangrove due to their ownership in the Company's common stock, which was acquired in a series of OTC transactions, was deemed to be a related party. Effective on February 15, 2017, the date Mangrove tendered its shares, they were no longer deemed to be a related party.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off balance sheet arrangements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2018-01. The standard becomes effective in for fiscal years beginning after December 15, 2019 and interim periods within those years and early adoption is permitted. The Company is in the process of reviewing its existing leases, including service contracts for embedded leases to evaluate the impact of this standard on its consolidated financial statements and the impact on regulatory capital.

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

In January 2017, the FASB issued ASU No. 2017-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU is not expected to have a material impact on the Company's its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

The information called for by Item 8 is included following the index to the financials statements of the Company on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 9, 2017, the Audit Committee approved the dismissal of Mazars USA LLP (“Mazars”) as the Company’s independent registered public accounting firm. Such dismissal was effective after Mazars’s review of the Company’s unaudited quarterly financial statements for the fiscal quarter ended December 31, 2016 and the filing of the related Quarterly Report on Form 10-Q with the SEC on May 10, 2017. Also on March 9, 2017, after reviewing proposals from several accounting firms, the Audit Committee selected EisnerAmper LLP (“EisnerAmper”) to be appointed following the filing of the Form 10-Q related to the fiscal quarter ended December 31, 2016 to serve as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2017.

The audit report of Mazars on the Company’s consolidated financial statements as of and for the year ended September 30, 2016, did not contain any adverse opinion or disclaimer of opinion with respect to the Company’s financial statements, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended September 30, 2015 and 2016, and the subsequent interim period through May 10, 2017, there were no disagreements with Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.

During the Company’s fiscal years ended September 30, 2015 and 2016, and the subsequent interim period through May 10, 2017, were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. However, on September 18, 2018, the Company filed Amendment No. 1 on Form 10-K/A for the fiscal year ended September 30, 2016, for the purpose of amending and restating certain of the Company’s previously issued financial statements. In connection with the restatement, Mazars re-audited the Company’s internal control over financial reporting as of September 30, 2015 and 2016, and expressed an adverse opinion thereon due to the presence of several material weaknesses, each as described more fully therein. Such material weaknesses constituted “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. The Audit Committee has discussed these material weaknesses with Mazars and EisnerAmper, and has authorized Mazars to respond fully to the inquiries of EisnerAmper concerning such material weaknesses.

During the Company’s fiscal years ended September 30, 2015 and 2016, and the subsequent interim period through May 10, 2017, the Company did not consult with EisnerAmper regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The Company provided Mazars a copy of the foregoing disclosures and requested that Mazars furnish the Company with a letter addressed to the SEC stating whether or not Mazars agrees with the statements made herein. A copy of that letter dated, October 12, 2018, furnished by Mazars is filed as Exhibit 16.1 to this report.

Item 9A.	Controls and Procedures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017 due to the material weaknesses identified below.

(c) Management Identified Material Weaknesses In Internal Control Over Financial Reporting

Management identified material weaknesses resulting from the lack of timely and effective review of the Company’s period-end closing process. Specifically, management concluded that the material weakness relates to the Company not having adequate personnel and resources in place to perform a timely and effective review of our period-end closing process. Additionally, management identified material weaknesses resulting from the following:

1.             The Company lacked a process to review key inputs into the period end valuation using underlying benchmark interest rates in determining fair value of the Company’s structured settlements.  The material weakness was first reported by the Company in its Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended December 31, 2016, which was filed with the SEC on May 26, 2017, and was also identified as a material weakness in connection with the preparation of this report.

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

2.             The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with concentrations, foreign transactions, significant entities and related party transactions.  The material weaknesses related to financial reporting disclosures associated with significant and related party transactions at the subsidiary level, were first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and was also identified as a material weakness in connection with the preparation of this report .

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

(d) Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The members of our Board of Directors as of October 8, 2018, positions and their respective ages on that date were:

Name	Age	Position
Gary Stern	65	Chairman, President and Chief Executive Officer
Mark Levenfus	68	Director, Audit Committee Chair, Compensation Committee Member, Nominating and Corporate Governance Committee Member and Special Committee Member
Louis A. Piccolo	66	Director
Timothy H. Bishop	68	Director, Audit Committee Member, Nominating and Corporate Governance Committee Chair and Special Committee Member
David Slackman	71	Director, Audit Committee Member, Compensation Committee Chair, Nominating and Corporate Governance Committee Member and Special Committee Chair

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

Mark Levenfus has been a director of the Company since August 2016. Mr.Levenfus is Managing Partner Emeritus of Marks Paneth LLP, a nationally recognized accounting and advisory firm, and is Chairman of Morison KSi Limited, a global association of independent accounting firms. From 2008 until December 31, 2015, he was Managing Partner of Marks Paneth LLP. During his tenure, he oversaw the firm's operations, managed business development efforts and consulted on key accounts. He also played a major role in developing strategy, setting policy and overseeing acquisitions. Mr. Levenfus has extensive experience in the financial, media and entertainment, and professional services industries. Mr. Levenfus currently serves as a member of the board of directors of several nonprofit organizations including: Delivering Good, Inc., Pardes Institute of Jewish Studies, New York Road Runners Club and Friends of Israel Sci-Tech Schools. As a result of these and other professional experiences, Mr. Levenfus possesses particular knowledge and experience in accounting and management which strengthens the Board’s collective qualifications, skills, and experience.

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

Timothy H. Bishop has been a director of the Company since July 2018. Mr. Bishop has served Southampton College for 29 years, leaving the position of Provost in 2002 to make his first-ever run for office, when he was elected to represent New York's 1st Congressional District in one of the closest elections in the nation. He was re-elected to the House of Representatives five times. Congressman Bishop graduated from Southampton High School and holds a BA in History from Holy Cross College in Worcester, Massachusetts and a Masters Degree in Public Administration from Long Island University. During his time in Congress, Mr. Bishop served on the House Budget Committee for 4 years, and served as either the Vice-Chair or Co-Chair of the Democratic Budget group for all twelve years he was in Congress. Additionally, Mr. Bishop served as the budget officer for Southampton College for approximately 22 years. As a result of these and other professional experiences, Mr. Bishop possesses particular knowledge and experience in budget preparation, control and analysis, which strengthens the Board’s collective qualifications, skills, and experience.

David Slackman has been a director of the Company since May 2002. Mr. Slackman has served as Managing Director at HT Capital Advisors LLC from August 2008 to present. Mr. Slackman served as President, Manhattan Market (New York) of Commerce Bank from January 2001 through June 2008. Mr. Slackman was an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank from 1986 to 1994. Since 2012, Mr. Slackman has served as Chairman of the New York City Advisory Board of Sterling National Bank. In 2015, Mr. Slackman was appointed President and Chief Executive Officer of the New York League of Independent Bankers until September 2016, a non-profit trade association for commercial banks in the New York metropolitan area.As a result of these and other professional experiences, Mr. Slackman possesses particular knowledge and experience in financial services and management which strengthens the Board’s collective qualifications, skills, and experience.

No director serves or has served in the prior five years as a director of a company with a class of securities registered pursuant to Section 12 or Section 15(d) of the Exchange Act or a company registered as an investment company under the Investment Company Act.

Our executive officers as of September 28, 2018, who are not directors of the Company, their positions and their respective ages on that date are:

Name	Age	Position
Bruce R. Foster	58	Executive Vice President and Chief Financial Officer
Ricky Stern	34	Senior Vice President
Seth Berman	55	Secretary and General Counsel

Our executive officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment.

Bruce R. Foster, CPA serves as Executive Vice President and Chief Financial Officer of the Company since March 2016. Prior to joining the Company, Mr. Foster served as Chief Financial Officer from January 2014 to February 2016 of 4Licensing Corporation, formerly known as 4Kids Entertainment, Inc., a NYSE traded company, where he was employed since 2002. He also worked in public accounting for 15 years with Deloitte, an international public accounting firm, as well as other regional public accounting firms.

Ricky Stern was appointed as Senior Vice President in March 2014. Prior to this appointment, Ricky served as our Assistant Treasurer from 2011 to 2014. Prior to joining the Company he was an analyst with a brokerage firm from 2008 to 2009. From 2009 to 2011 he earned his Master’s Degree. He is a Certified Financial Planner, Certified Investment Management Analyst, licensed health insurance producer in both New York and New Jersey and has attained the Accredited Disability Representative designation.

Seth Berman has served as our General Counsel since 2005, was named Chief Compliance Officer in April 2013 and became Secretary of the Company in May 2016. From 1997 through 2004, Mr. Berman was an associate at Weil Gotshal &Manges LLP.

There are no events or legal proceedings material to an evaluation of the ability or integrity of any director or executive officer, or any nominee therefore, of the Company. Moreover, no director or executive officer of the Company, nor any nominee, is a party adverse to the Company or has a material interest adverse to the Company in any legal proceeding.

Family Relationships

Gary Stern is the father of Ricky Stern.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Asta Funding, Inc. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were filed in a timely manner.

Code of Business Conduct and Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available without charge upon written request directed to Asta Funding, Inc., Attn: Bruce R. Foster, 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. Additionally, our code of ethics is available on our website at www.astafunding.com. Any amendment to, or waiver of, a provision of our code of ethics that applies to our directors or executive officers will be disclosed on our website.

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Governance and Nominating Committee as potential nominees for director since such procedures were last described in our proxy statement, filed with the SEC on April14, 2017.

Audit Committee

We have a separately-designated standing audit committee established in accordance with the Exchange Act. Our Audit Committee generally assists our board of directors in its oversight of our accounting, financial reporting and internal control functions. The Audit Committee currently consists of Mr. Levenfus, who serves as Chairman, Mr. Bishop and Mr. Slackman. Mr. Celano previously served as the third member of our Audit Committee prior his passing in June 2018. As required by Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established for members of audit committees. To qualify as “independent” to serve on the Audit Committee, the Nasdaq rules and the applicable rules of the SEC require that a director does not accept any consulting, advisory, or other compensatory fee from us, other than for service as a director, or be an affiliated person of us. Our board of directors has concluded that the current composition of the Audit Committee meets the requirements for independence under the rules and regulations of Nasdaq and of the SEC. In accordance with SEC rules, the Audit Committee also includes at least one member who is determined by the board of directors to meet the qualifications of an “audit committee financial expert.” Mr. Levenfus and Mr. Slackman are the directors who have been determined by the board of directors to be the audit committee financial experts.

Director Independence

Nasdaq’s listing standards require that our board of directors consist of a majority of independent directors, subject to certain cure periods, as determined under the applicable Nasdaq listing standards. Our board of directors, consistent with the determination of its Nominating and Corporate Governance Committee, has determined that each of Mr. Levenfus, Mr. Bishop and Mr. Slackman qualify as independent directors. In addition, as further required by Nasdaq rules, the board of directors, consistent with the determination of its Nominating and Corporate Governance Committee, has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 11.	Executive Compensation

Executive Compensation Table

We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table (reporting two fiscal years of compensation) and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Further, current reporting obligations extend only to our “Named Executive Officers” with respect to the 2017 year, which included Mr. Gary Stern, our President and Chief Executive Officer, and our two most highly compensated executive officers other than Mr. Gary Stern, Messrs. Foster and Berman, who were serving as of September 30, 2017. Additionally, while we are not required to disclose compensation for any other executive officers, we are choosing to voluntarily report compensation paid to Ricky Stern because he is considered an integral part of our executive management team as the manager of GAR Disability Advocacy, LLC, one of our wholly owned subsidiaries.

Summary Compensation Table

The following table shows for the years ended September 30, 2017 and 2016 compensation awarded to or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(*)	Total ($)
Gary Stern	2017	$600,000	$—	$—	$—	$—	$51,395	$651,295
President and Chief Executive Officer	2016	$600,000	$—	$—	$—	$—	$75,488	$675,488
Bruce Foster	2017	$275,000	$150,000	$—	$—	$—	$32,398	$457,398
Chief Financial Officer and Chief Accounting Officer	2016	$158,655	$—	$—	$—	$—	$9,808	$168,463
Ricky Stern	2017	$280,000	$—	$—	$—	$—	$27,636	$307,636
Senior Vice President and President of GAR Disability	2016	$280,000	$—	$—	$—	$—	$39,118	$319,118
Seth Berman	2017	$275,000	$20,000	$—	$—	$—	$34,241	$329,241
General Counsel and Chief Compliance Officer and Secretary	2016	$275,000	$7,500	$—	$—	$—	$34,963	$317,463

(*)	The following table summarizes "All Other Compensation" for purposes of the Summary Compensation Table above.

Name	Year	401(k) Company Match ($)	Life Insurance Premium ($)	Health Insurance Premiums ($)(1)	Auto Fringe ($)	Severance ($)	Total ($)
Gary Stern	2017	$10,600	$12,491	$23,641	$4,563	$—	$51,295
Bruce R Foster	2017	$4,653	$—	$23,641	$4,104	$—	$32,398
Ricky Stern	2017	$10,600	—	$10,137	$6,899	$—	$27,636
Seth Berman	2017	$10,600	$—	$23,641	$—	$—	$34,241

Narrative Following Summary Compensation Table

Total compensation paid to our Named Executive Officers is generally divided among three principal components. Base salary is generally fixed and does not vary based on our financial and other performance. Other components, such as cash bonuses and stock options or other equity or equity-based awards, are variable and dependent upon our market performance. Historically, judgments about these elements have been made subjectively. In the case of stock options, the value is dependent upon our future stock price and, accordingly, such awards are intended to reward the Named Executive Officers for favorable Company-wide performance. Our Compensation Committee reviews total compensation to see if it falls in line with peer companies and may also look at overall market data. For fiscal year 2017, the Compensation Committee determined that our compensation program was generally competitive with the members of our peer group. Our goal to promote pay for performance emphasizes the variable elements of overall compensation over fixed base salaries. In this regard, it is our policy to emphasize long-term equity awards over short-term cash bonuses, as the long-term awards are intended to align with goals such as total shareholder return. In previous years, the Compensation Committee engaged a professional compensation consultant, Adams Consulting Group, LLC (“Adams”) to provide benchmarking data and assist in the compensation process. Adams issued a report to the Compensation Committee in October 2015 (the “2015 Adams Report”). Each of the three elements of executive compensation has been determined by evaluating the recommendations set forth in the 2015 Adams Report, as well as our analysis of our financial performance, overall economic conditions and certain individual achievements, such as successful completion of assigned tasks.

With respect to the 2017 year, we held base salaries consistent with 2016 levels. We did not grant stock options or other equity-based compensation awards to our Named Executive Officers during the 2017 year, although each of our Named Executive Officers held outstanding stock option awards as detailed below. Our executive bonuses are dependent on meeting corporate objectives.  Our annual performance-based bonus opportunities for all of our Named Executive Officers are dependent upon our achievement of annual corporate objectives established each year and, in the case of our Named Executive Officers other than our Chief Executive Officer, the individual officer’s contributions towards such corporate objectives.  Our Board of Directors may choose to award additional bonuses based on significant corporate achievements that occur during the year. We maintain a reasonable limit on the maximum performance bonus that may be paid.

Severance and Change-in-Control Benefits. Currently, we have an employment agreement with our Chief Financial Officer, Bruce R. Foster. None of our other Named Executive Officers are providing services under an employment agreement, and would not receive severance benefits pursuant to any formal plan or program. Under his agreement, Mr. Foster will receive a base salary of $275,000, subject to annual increase, and be eligible to receive cash and non-cash bonuses at the discretion of the Board of Directors or a duly constituted committee of the Board. He will also be entitled to participate in any other benefit plans established by the Company for executive employees. Mr. Foster’s agreement has an 18 month non-compete and non-solicitation provision. The agreement has a one (1) year term, and the term will be extended by one year on each anniversary date of the agreement unless either party, at least 90 days prior to an anniversary dates, provides the other party with notice of its intention not to extend the term of the agreement. Under the agreement, Mr. Foster can be terminated with or without “cause,” as defined in the Agreement. In the event he is terminated without “cause,” he will receive severance equal to three (3) months of his then current base salary. In the event of a change in control of the Company, Mr. Foster will receive a lump sum payment equal to two times his then current base salary.

Outstanding Option Awards at Fiscal Year-End

The following table provides information on exercisable options held by the named executive officers on September 30, 2017. As of September 30, 2017 none of the Named Executive Officers held unvested stock option or stock awards.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gary Stern	60,000	—	$7.63	12/15/20	—	$—
	100,000	—	$7.77	12/13/21	—	—
	50,000	—	$8.49	12/12/23	—	—

Ricky Stern	10,000	—	$8.36	12/22/21	—	—
	20,000	—	$9.57	12/18/22	—	—
	20,000	—	$8.49	12/12/23	—	—

Seth Berman	2,500	—	$2.95	5/5/19	—	—
	100	—	$8.07	12/11/19	—	—
	30,000	—	$7.63	12/15/20	—	—
	30,000	—	$7.77	12/13/21	—	—
	20,000	—	$9.57	12/18/22	—	—
	20,000	—	$8.49	12/12/23	—	—

Director Compensation

Mr. Gary Stern received no compensation for serving as a director, except that he, like all directors, is eligible to be reimbursed for any expenses incurred in attending Board and committee meetings. All compensation that Mr. Gary Stern received during 2017 has been reported above in his employee capacity within the Summary Compensation Table. For fiscal year 2017, the total annual fees that a director, other than Mr. Gary Stern, could have received for serving on our Board of Directors and committees of the Board of Directors were set as follows:

•	$45,000 for each member of the Board of Directors;

•	$35,000 for the Chairman of the Audit Committee;

•	$10,000 for Audit Committee Members;

•	$15,000 for Chairman of the Compensation Committee;

•	$7,500 for Compensation Committee Members;

•	$15,000 for Chairman of the Nominating and Governance Committee;

•	$7,500 for Nominating and Governance Committee Members.

•	$35,000 for Chairman of the Special Committee of the Board of Directors (serving on a non-recurring basis); and

•	$15,000 for Special Committee Members of the Board of Directors (serving on a non-recurring basis).

The following table summarizes compensation paid to outside directors in fiscal 2017:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Edward Celano (7)	$93,750	(2)	$—	$93,750
Mark Levenfus	$120,625	(3)	$—	$120,625
Louis Piccolo	$45,000	(4)	$—	$45,000
David Slackman	$112,500	(5)	$—	$112,500
Harvey Leibowitz	$117,403	(6)	$—	$117,403

(1)	No stock option awards were granted in fiscal year 2017.
(2)

Includes, in addition to $45,000 director retainer, $10,000 for being a member of the Audit Committee, $7,500 for being a member of the Compensation Committee, $7,500 for being a member of the Governance Committee, and $23,750 for being member of the Special Committee of the Board of Directors.

(3)

Includes, in addition to $45,000 director retainer, $35,000 for being Chairman of the Audit Committee, $3,750 for his prorated fee for being a member of the Compensation Committee, $15,000 for being Chairman of the Governance Committee, and $21,875 for being member of the Special Committee of the Board of Directors.

(4)	Mr. Piccolo is not an independent director.
(5)

Includes, in addition to $45,000 director retainer, $10,000 for being a member of the Audit Committee, $3,750 for his prorated fee for being a member of the Governance Committee, $15,000 for being Chairman of the Compensation Committee, and $38,750 for being the Chairman of the Special Committee of the Board of Directors.

(6)

Mr. Leibowitz did not seek re-election to the Board for fiscal 2017. Includes, $28,350 for his prorated share of the director retainer, $7,623 for his prorated share for being a member of the Audit Committee, $5,715 for his prorated share for being a member of the Governance Committee, $5,715 for his prorated share for being a member of the Compensation Committee. Additionally, Mr. Leibowitz was awarded a payment of $70,000 for his 18 years of distinguished service to the Board of Directors.

(7)	Mr. Celano passed away unexpectedly on June 4, 2018.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of October 1, 2018 with respect to beneficial ownership of our Common Stock by (i) each director and executive officer, including any person holding the position of CEO or CFO at any time during the fiscal year of 2016, (ii) each person known by us to own beneficially more than five percent of our outstanding Common Stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 6,685,415 shares of Common Stock outstanding on October 11, 2018. Unless otherwise indicated, the address of each beneficial owner is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage(1)
GMS Family Investors LLC	862,000	(2)(10)	12.9%
Asta Group, Incorporated	842,000	(3)(10)	12.6%
Officers and Directors:
Ricky Stern	2,521,250	(4)(10)	37.4%
Gary Stern	2,212,657	(5)(10)	32.1%
Louis A. Piccolo	138,500	(6)	2.0%
Seth Berman	102,600	(7)	1.5%
David Slackman	82,000	(8)	1.2%
Mark Levenfus	3,000		—
Timothy H. Bishop	—		—
Bruce R. Foster	—		—

All executive officers and directors as a group (8 persons)	4,553,827	(9)	62.9%

(1)

Any shares of Common Stock that any person named above has the right to acquire within 60 days of October 1, 2018, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.

(2)

A limited liability company over which Ricky Stern has sole voting and investment power. Gary Stern has a 79.46% beneficial interest in the LLC, trusts for the benefit of the children of Gary Stern and of which Ricky Stern is the trustee have a combined 20.43% beneficial interest (10.215% each), and Arthur Stern has a .11% beneficial interest in the LLC.

(3)

Asta Group, Incorporated (“Asta Group”) is owned by Arthur Stern, our former Chairman Emeritus and Director, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family.

(4)

Includes 50,000 shares of Common Stock issuable upon exercise of options. Includes 145,428 shares directly owned and 318,590 shares held in the Ricky Stern 2012 GST Trust for which he serves as co-trustee with Gary Stern, and has joint voting and investment power, and which are also reported as beneficially owned by Gary Stern. Includes 862,000 shares owned by GMS Family Investors LLC. Ricky Stern is the Manager of the LLC and as such has sole voting and investment power of such shares. Also includes 243,278 shares held in the Emily Stern Family 2012 Trust for which he is trustee, and has sole voting and investment power over such shares, and 714,364 shares held in the Ricky Stern Family 2012 Trust, for which he is trustee, and has sole voting and investment power over such shares. Also includes 187,590 shares held in the Emily Stern 2012 GST Trust for which he is co-trustee with Gary Stern, and which are also reported as beneficially owned by Gary Stern, and has joint voting and investment power over such shares.

(5)

Includes 210,000 shares of Common Stock issuable upon exercise of options, 509,049 shares directly owned, and 842,000 shares of Common Stock owned by Asta Group, which shares are attributable to Gary Stern based on his role as an officer, director, and stockholder of Asta Group. Gary Stern disclaims beneficial ownership of the shares owned by Asta Group. Also includes 145,428 shares of Common Stock held by Mr. Stern’s adult child who shares his home, and for which he disclaims beneficial ownership, as well as 187,590 shares held in the Emily Stern 2012 GST Trust for which he is co-trustee with Ricky Stern, and which are also reported as beneficially owned by Ricky Stern, and has joint voting and investment power over such shares. Also includes 318,590 shares held in the Ricky Stern 2012 GST Trust for which he serves as co-trustee with Ricky Stern and has joint voting and investment power, and which are also reported as beneficially owned by Ricky Stern.

(6)	Includes 127,500 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of October1, 2018.

(7)	Includes 100,100 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of October1, 2018.

(8)	Includes 67,500 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of October1, 2018.

(9)	Includes 555,100 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of October1, 2018.

(10)

On January 6, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) with The Mangrove Partners Master Fund Ltd and its affiliates (collectively, “Mangrove”). The Settlement Agreement provided that, within ten business days of the Settlement Agreement, the Company would commence a self-tender offer (“Tender Offer”) to repurchase for cash up to 5,314,009 shares of its Common Stock at a purchase price of $10.35 per share. Pursuant to the Settlement Agreement, Mangrove tendered its 4,005,701 shares for purchase by the Company. In addition, pursuant to a securities purchase agreement dated January 6, 2017 between Mangrove and Gary Stern, Gary Stern purchased the remaining shares owned by Mangrove eleven business days following the close of the Tender Offer for $10.35 per share. In connection with the Settlement Agreement, the Company entered into a Voting Agreement on January 6, 2017, with Gary Stern, Ricky Stern, Emily Stern, Asta Group, Incorporated and GMS Family Investors LLC, collectively known as the "Voting Group", who are subject to a Share Voting Cap (the “Cap”). Under the Cap, the Voting Group is subject to a voting threshold constituting no more than forty-nine percent (49%) of the issued and outstanding shares of the Company's Common Stock at the time any matters are to be voted on by the Stockholders of the Company. The Voting Agreement expires on January 6, 2019.

 Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our 2012 Stock Option and Performance Award Plan, our Equity Compensation Plan and our 2002 Stock Option Plan, as of September 30, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))
Equity Compensation Plans Approved by Stockholders	880,567	$8.05	1,293,343
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	880,567	$8.05	1,293,343

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”) to form Pegasus Funding, LLC (“Pegasus”) for a period of five (5) years (the “Term”) in accordance with an Operating Agreement between PLF and APH. The Venture purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. In connection with the Venture, Piccolo Business Advisory, which is owned by Louis Piccolo, a non-independent director of the Company, receives a fee from Pegasus, which is calculated at $350,000 per $10,000,000 loaned to Pegasus by Fund Pegasus, LLC, a subsidiary of the Company, up to a maximum of $700,000, including interest at 4% per annum, payable over six years with payments being made in part from Pegasus’s operating expenses during the Term and thereafter by PLF and its affiliates. Piccolo Business Advisory has been paid $690,000 as of September 30, 2017. One of the Company’s subsidiaries is advancing to Pegasus funds to cover Pegasus’s operating expenses, which include payments to Piccolo Business Advisory. During the fiscal years ended September 30, 2017 and 2016, the Company paid Piccolo Business Advisory $133,000 in each year. The Company paid its final payment to Piccolo Business Advisory in March 2018, and has no further obligations under this arrangement.

On September 17, 2015, the Company agreed to terms on a consulting agreement (the “Consulting Agreement”) for a two-year, $80,000 contract with Piccolo Business Advisory. The Consulting Agreement provides that Piccolo Business Advisory will provide consulting services to the Company, which includes analysis of proposed debt and equity transactions, due diligence and financial analysis and management consulting services. The compensation is paid quarterly. For the fiscal year ended September 30, 2017 and 2016, the Company paid Mr. Piccolo approximately $80,000 each year for such services. The Consulting Agreement expired on September 30, 2017, and was not renewed by the Company.

On July 1, 2015, Mr. Arthur Stern, former Chairman Emeritus of the Company, retired from the Board of Directors of the Company and became a consultant to the Company. As of April 30, 2016, the consulting agreement with Mr. Stern was terminated. There were no amounts paid to Mr. Stern for the fiscal year ended September 30, 2017. For the fiscal year ended September 30, 2016, Mr. Stern was paid $88,000.

Item 14.	Principal Accounting Fees and Services.

 On March 9, 2017, we dismissed Mazars as our independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the audit committee of our board of directors. Such dismissal was effective after Mazars review of our unaudited quarterly financial statements for the fiscal quarter ended December 31, 2016 and the filing of the related Quarterly Report on Form 10-Q with the SEC on May 10, 2017.

Also on March 9, 2017, after reviewing proposals from several accounting firms, the audit committee of our board of directors selected EisnerAmper to be appointed following the filing of the Form 10-Q related to the fiscal quarter ended December 31, 2016 to serve as our independent registered public accounting firm for the fiscal year ended September 30, 2017.

The fees billed by EisnerAmper for professional services rendered for the period from March 9, 2017, the date of its appointment, through the fiscal year ended September 30, 2017 are reflected in the following table:

March 9, 2017 through September 30, 2017
Audit Fees:	$158,000
Audit-Related Fees:	-
Tax Fees:	-
All Other Fees:	-
Total Fees:	$158,000

The fees billed by Mazars for professional services rendered for: (i) the period from October 1, 2016, the beginning of our 2017 fiscal year, through March 9, 2017 the date that Mazars was dismissed as our independent registered public accounting firm, and (ii) the 2016 fiscal year are reflected in the following table:

	October 1, 2016 through March 9, 2017	2016
Audit Fees:	$132,000	$477,000
Audit-Related Fees:	-	—
Tax Fees:	-	—
All Other Fees:	-	—
Total Fees:	$132,000	$477,000

All of the services described above were pre-approved by the Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed or furnished as part of this report:

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

3.6	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.7	Amendment to Amended and Restated Bylaws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

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

10.15

Lease Agreement, dated October 27, 2015, by and between ESL 200, LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed October 29, 2015).

10.16

First Amendment to Loan Documents, dated March 30, 2016, by and among Asta Funding, Inc., Palisades Collection, L.L.C. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed March 31, 2016).

10.17

Loan Agreement, dated May 2, 2014, by and among Asta Funding, Inc., Palisades Collection, L.L.C. and Bank Hapoalim B.M., dated May 2, 2014 (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 8, 2014).

10.18

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

10.20+

Employment Agreement, dated March 15, 2016, by and between Asta Funding, Inc. and Bruce Foster (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed March 15, 2016).

10.21

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

10.22

Voting Agreement, dated January 6, 2017, by and among Asta Funding, Inc., Gary Stern, Ricky Stern, Emily Stern, Asta Group, incorporated and GMS Family Investors LLC (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

10.23

Assignment Agreement, dated April 28, 2017, by and between CBC Settlement Funding, LLC and the other party thereto (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 4, 2017).

10.24*	Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Bruce Foster.

10.25*	Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Seth Berman.

10.26*	Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Mark Levenfus.

10.27*	Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Louis A. Piccolo.

10.28*	Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and David Slackman.

10.29*	Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Ricky Stern.

16.1*	Letter, dated October 11, 2018, addressed to the Securities and Exchange Commission from Mazars USA LLP.

21.1*	Subsidiaries of Asta Funding, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith
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

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheet of Asta Funding, Inc. and subsidiaries (the “Company") as of September 30, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2017. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asta Funding, Inc. and subsidiaries as of September 30, 2017, and the consolidated results of their operations and their cash flows for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

October 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

We have audited the accompanying consolidated balance sheet of Asta Funding, Inc. and subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mazars USA LLP

Edison, New Jersey

September 17, 2018

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2017	2016
ASSETS
Cash and cash equivalents	$17,591,000	$6,282,000
Restricted cash	—	10,000,000
Available-for-sale investments (at fair value)	5,511,000	56,763,000
Consumer receivables acquired for liquidation (at net realizable value)	6,841,000	13,427,000
Investment in personal injury claims, net	3,704,000	—
Other investments, net	—	3,590,000
Due from third party collection agencies and attorneys	819,000	1,050,000
Prepaid and income taxes receivable	9,090,000	714,000
Furniture and equipment (net of accumulated depreciation of $1,759,000 at September 30, 2017 and $1,662,000 at September 30, 2016)	124,000	196,000
Equity method investment	50,474,000	48,582,000
Deferred income taxes	12,696,000	14,903,000
Goodwill	1,410,000	1,410,000
Other assets	1,043,000	6,585,000
Assets related to discontinued operations	92,235,000	91,506,000

Total assets	$201,538,000	$255,008,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$4,980,000	$3,987,000
Liabilities related to discontinued operations	81,751,000	69,238,000

Total liabilities	86,731,000	73,225,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,398,108 at September 30, 2017 and 13,336,508 at September 30, 2016; and outstanding 6,623,815 at September 30, 2017 and 11,876,224 at September 30, 2016	134,000	133,000
Additional paid-in capital	68,047,000	67,034,000
Retained earnings	113,736,000	126,738,000
Accumulated other comprehensive income, net of income taxes	18,000	803,000
Treasury stock (at cost), 6,774,293 shares at September 30, 2017 and 1,460,284 shares at September 30, 2016	(67,128,000)	(12,925,000)
Total stockholders’ equity	114,807,000	181,783,000

Total liabilities and stockholders’ equity	$201,538,000	$255,008,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	2017	2016
Revenues:
Finance income, net	$15,920,000	$18,890,000
Personal injury claims income	434,000	—
Disability fee income	5,085,000	4,011,000

Total revenues	21,439,000	22,901,000
Other income (expense) (includes ($1,011,000) and ($63,000) during the years ended September 30, 2017 and 2016, respectively, of accumulated other comprehensive income reclassifications for realized net losses on securities)	(94,000)	1,704,000

	21,345,000	24,605,000

Expenses:
General and administrative expenses	31,900,000	29,308,000
Interest expense	240,000	—
Impairments of consumer receivables acquired for liquidation	1,129,000	164,000
Earnings from equity method investment	(4,619,000)	(10,551,000)

	28,650,000	18,921,000

(Loss) income before income tax from continuing operations	(7,305,000)	5,684,000
Income tax expense (includes tax (benefit) expense of $404,000 and $24,000 during the years ended September 30, 2017 and 2016, respectively, of accumulated other comprehensive income reclassifications for realized net (losses) gains on available for sales securities)	1,077,000	1,017,000

(Loss) income from continuing operations	(8,382,000)	4,667,000
(Loss) income from discontinued operations, net of income taxes	(4,620,000)	2,906,000

Net (loss) income	$(13,002,000)	$7,573,000

Net (loss) income per basic shares:
Continuing operations	$(0.97)	$0.39
Discontinued operations	$(0.53)	$0.24
	$(1.50)	$0.63
Net (loss) income per diluted shares:
Continuing operations	$(0.97)	$0.37
Discontinued operations	$(0.53)	$0.24
	$(1.50)	$0.61
Weighted average number of common shares outstanding:
Basic	8,692,668	11,996,500
Diluted	8,692,668	12,508,561

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
	2017	2016
Comprehensive (loss) income is as follows:
Net (loss) income	$(13,002,000)	$7,573,000

Net unrealized securities gain/ (loss), net of tax benefit / (expense) of $8,000 and ($528,000) during the years ended September 30, 2017and 2016 respectively.	(10,000)	867,000
Reclassification adjustments for securities sold, net of tax benefit of $404,000 and $25,000, during the years ended September 30, 2017and 2016 respectively.	(607,000)	(38,000)
Foreign currency translation, net of tax (expense) benefit of $112,000, and $31,000, during the years ended September 30, 2017and 2016 respectively.	(168,000)	(46,000)

Other comprehensive (loss) income	(785,000)	783,000

Total comprehensive (loss) income	$(13,787,000)	$8,356,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2017 and 2016

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
Balance, September 30, 2015	13,061,673	$131,000	$65,049,000	$119,165,000	$20,000	$(1,751,000)	$793,000	$183,407,000
Exercise of options	146,531	1,000	1,203,000	—	—	—	—	1,204,000
Stock based compensation expense	—	—	686,000	—	—	—	—	686,000
Restricted stock	5,000	—	—	—	—	—	—	—
Net income	—	—	—	7,573,000	—	—	—	7,573,000
Unrealized gain on marketable securities	—	—	—	—	867,000	—	—	867,000
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(38,000)	—	—	(38,000)
Purchase of treasury stock	—	—	—	—	—	(11,174,000)	—	(11,174,000)
Foreign currency translation, net	—	—	—	—	(46,000)	—	—	(46,000)
Purchase of subsidiary shares from non-controlling interest	123,304	1,000	96,000	—	—	—	(793,000)	(696,000)
Balance, September 30, 2016	13,336,508	$133,000	$67,034,000	$126,738,000	$803,000	$(12,925,000)	$—	$181,783,000
Stock based compensation expense	—	—	58,000	—	—	—	—	58,000
Net loss	—	—	—	(13,002,000)	—	—	—	(13,002,000)
Amount reclassified from other comprehensive (loss) income	—	—	—	—	(607,000)	—	—	(607,000)
Unrealized loss on marketable securities, net	—	—	—	—	(10,000)	—	—	(10,000)
Purchase of treasury stock	—	—	—	—	—	(54,203,000)	—	(54,203,000)
Foreign currency translation, net	—	—	—	—	(168,000)	—	—	(168,000)
Forgiveness of debt	—	—	552,000	—	—	—	—	552,000
Issuance of unrestricted stock	61,600	1,000	403,000	—	—	—	—	404,000
Balance, September 30, 2017	13,398,108	$134,000	$68,047,000	$113,736,000	$18,000	$(67,128,000)	$—	$114,807,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) from continuing operations	$(8,382,000)	$4,667,000
Net (loss) income from discontinued operations	(4,620,000)	2,906,000
Net (loss) income	(13,002,000)	7,573,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	97,000	377,000
Deferred income taxes	2,619,000	(1,972,000)
Impairments of consumer receivables acquired for liquidation	1,129,000	164,000
Stock based compensation	101,000	686,000
Loss on sale of available-for-sale securities	1,011,000	63,000
Unrealized gain on other investments	—	(359,000)
Unrealized foreign exchange loss on other investments	—	8,000
Loss on other investment	3,590,000	1,000,000
Forgiveness of debt	552,000	—
Operating lease adjustment	—	21,000
Earnings from equity method investment	(4,619,000)	(10,551,000)
Changes in:
Prepaid and income taxes receivable	(8,376,000)	6,398,000
Due from third party collection agencies and attorneys	228,000	297,000
Other assets	5,550,000	(1,582,000)
Other liabilities	825,000	1,566,000
Changes in net assets related to discontinued operations	(1,568,000)	(13,007,000)

Net cash used in operating activities	(11,863,000)	(9,318,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	(2,214,000)	(8,162,000)
Principal collected on consumer receivables acquired for liquidation	7,624,000	9,628,000
Principal collected on consumer receivable accounts represented by account sales	197,000	—
Purchase of available-for-sale securities	(13,193,000)	(12,019,000)
Proceeds from sales of available-for-sale securities	62,406,000	16,302,000
Change in equity method investment	2,727,000	2,720,000
Purchase of non-controlling interest	—	(800,000)
Investments in personal injury claims — advances	(4,369,000)	—
Investments in personal injury claims — receipts	665,000	—
Capital expenditures	(25,000)	(168,000)
Change in investing activities related to discontinued operations	1,793,000	(8,002,000)

Net cash provided by (used in) investing activities	55,611,000	(501,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,204,000
Purchase of treasury stock	(54,203,000)	(11,174,000)
Change in financing activities related to discontinued operations	11,500,000	15,824,000

Net cash (used in) provided by financing activities	(42,703,000)	5,854,000
Foreign currency effect on cash	(155,000)	—
Net increase (decrease) in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	890,000	(3,965,000)
Less: net increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	419,000	300,000

Net increase (decrease) in cash, cash equivalents and restricted cash	1,309,000	(3,665,000)
Cash, cash equivalents and restricted cash at beginning of year	16,282,000	19,947,000

Cash, cash equivalents and restricted cash at end of year	$17,591,000	$16,282,000

Supplemental disclosure of cash flow information:
Continuing operations:
Cash paid for:
Interest	$149,000	$—

Income taxes	$6,200,000	$307,000

Discontinued operations:
Cash paid for:
Interest	$3,929,000	$3,252,000

Supplemental disclosures of non-cash investing and financing activities:
Continuing operations:
Issuance of restricted stock to purchase subsidiary shares from non-controlling interest	$—	$1,000,000
Discontinued operations:

Issuance of unrestricted stock	$404,000	$—

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

[1] The Company:

Asta Funding, Inc., a Delaware corporation (“Asta”), was formed in August 1995. Asta together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), Simia Capital, LLC (“Simia”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our 80% owned, 50% controlled equity investment in Pegasus and our wholly owned subsidiary, Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

For the period covered by these financial statements, Pegasus was 80% owned, and accounted for under the equity method. On January 12, 2018, the Company acquired the remaining 20% minority shareholder's interest in Pegasus, and now currently owns 100% of Pegasus. Commencing in the quarter ending March 31, 2018, the Company will consolidate the financial results of this entity.

We operate principally in the United States in three reportable business segments: consumer receivables, GAR disability advocates and personal injury claims. We previously operated a fourth segment when we engaged in the structured settlements business through our wholly owned subsidiary CBC Settlement Funding, LLC (“CBC”), which we sold on December 13, 2017.

As a result of the sale of CBC all prior periods presented in the Company's consolidated financial statements account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 2 - Discontinued Operations.

Consumer receivables

The Company started out in the consumer receivable business in 1995. Recently, our effort has been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. We define consumer receivables as primary charged-off, semi-performing and distressed depending on their collectability. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

Personal injury claims

Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from its website and through attorneys. Our equity method investment in Pegasus operates in the personal injury claims business.

 Social security benefit advocacy

GAR Disability Advocates and Five Star provide disability advocacy services throughout the United States. It relies upon search engine optimization (“SEO”) to bring awareness to its intended market.

[2] Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices. All intercompany accounts have been eliminated in consolidation.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[3] Use of estimates:

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

[4] Liquidity:

At September 30, 2017, the Company had $17.6 million in cash and cash equivalents, as well as $5.5 million in level 1 securities that are classified as available for sale, on hand.  In addition, the Company had working capital of $114.8 million at September 30, 2017.

         As discussed in Note 2, on December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.5 million. Additionally, as discussed in Note 5, on January 12, 2018, the Company acquired the remaining 20% controlling interest in Pegasus Funding, LLC (see Note 5).  As a result of this transaction, and the related settlement agreement (see note 21), the $35.4 million of restricted cash on hand at Pegasus at September 30, 2017 became unrestricted and was available to the Company.

On February 5, 2018, the Board of Directors of the Company declared a special cash dividend in the amount of $5.30 per share with respect to its Common Stock, payable on February 28, 2018 to holders of record of the Company’s Common Stock at the close of business on February 16, 2018, with an ex-dividend date of March 1, 2018. The aggregate payment to shareholders was approximately $35 million.

We believe that our available cash resources and expected cash inflows from operations will be sufficient to fund operations for the next twelve months.

[5] Concentration of Credit Risk — Cash and Restricted Cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 11 banks that exceeded the balance insured by the FDIC by approximately $11.1 million at September 30, 2017. Additionally, three foreign banks with an aggregate $3.4 million balances are not FDIC insured.

As of September 30, 2017 and 2016 there is $0.5 million, of cash in a domestic bank that is classified as restricted. These amounts are included in net assets related to discontinued operations on the Company's consolidated balance sheets. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

As of September 30, 2016, there was a $10.0 million aggregate balance in a domestic bank that is also not FDIC insured and has been reflected as restricted cash in the balance sheet since these assets serve as collateral for the line of credit (see Note 8 – Non-Recourse Debt).

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

	Year Ended September 30
	2017	2016
Cash and cash equivalents	$17,591,000	$6,282,000
Restricted cash	-	10,000,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,591,000	$16,282,000

The amount included in restricted cash represents a $10.0 million deposit at Bank Hapoalim that served as collateral for the line of credit - (see Note 8 – Non-Recourse Debt). On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions as of June 30, 2017. On August 2, 2017, the Bank Hapoalim $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank.

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

[7] Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated impaired fair value of goodwill and its carrying amount. The goodwill of the Company consists of $1.4 million from the purchase of VATIV. Additionally, the Company has goodwill of $1.4 million from the purchase of CBC, which is included under assets related to discontinued operations on the consolidated balance sheet.

[8] Income recognition, Impairments and Accretable yield adjustments:

Income Recognition

The Company accounts for certain of its investments in finance receivables using the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[8] Income recognition, Impairments and Accretable yield adjustments (Continued):

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[9] Equity method investment

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

Pegasus is the Company's 50% controlled equity investment with Pegasus legal Funding (“PLF”). Under the operating agreement, the Company and PLF, each maintain 50% voting rights of the entity, and is 80% owned by Asta. Based on these shared voting rights with PLF, the Company lacks requisite control of Pegasus, and therefore accounts for its investment in Pegasus under the equity method of accounting.

On January 12, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with PLF. Under the Purchase Agreement, the Company bought PLF's interest in Pegasus, which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. As a result of this purchase, the Company owns 100% of Pegasus. Accordingly, based on the purchase of PLF's interest, the Company now has full voting control of the entity. Therefore, commencing on January 12, 2018, the Company will no longer account for this entity under the equity method, but instead will consolidate the entity into its financial statements.

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $554,000 and $268,000 in performance fees for the years ended September 30, 2017 and 2016, respectively.

The carrying value of the investment in Serlefin Peru was $0.2 million as of September 30, 2017 and September 30, 2016. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through September 30, 2017 was approximately $0.1 million, and was not significant to the Company's consolidated statement of operations.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the years ended September 30, 2017 and 2016.

[10] Personal Injury Claim Advances

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 [11] Commissions and fees:

 Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort- generally court costs. The Company expects to continue to purchase portfolios and utilize third party collection agencies and attorney networks.

 [12] Furniture and equipment:

Furniture and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Amortization on leasehold improvements is provided by the straight line-method of the remaining life of the respective lease. An accelerated depreciation method is used for tax purposes.

[13] Income taxes:

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

[14] Fair Value of Financial Instruments:

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

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of September 30, 2017, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

[15] Discontinued Operations:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[16] Net income (loss) per share:

Basic per share data is determined by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted per share data is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The assumed proceeds from the exercise of dilutive options are calculated using the treasury stock method based on the average market price for the period.

[17] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation — Stock Compensation, (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of operations.

[18] Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

[19] Impact of Recently Issued Accounting Standards:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2018-01. The standard becomes effective in for fiscal years beginning after December 15, 2019 and interim periods within those years and early adoption is permitted. The Company is in the process of reviewing its existing leases, including service contracts for embedded leases to evaluate the impact of this standard on its consolidated financial statements and the impact on regulatory capital.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[19] Impact of Recently Issued Accounting Standards (continued):

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

In January 2017, the FASB issued ASU No. 2017-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU is not expected to have a material impact on the Company's its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

[20] Foreign Currency Translation

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

September 30, 2017 and 2016

NOTE 2 — DISCONTINUED OPERATIONS

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

During November 2017, a competitor of CBC alleged that CBC had unlawfully purchased certain of the competitor's trade secrets and customer lists from intermediaries who allegedly arranged and/or paid for said materials from the competitor.  CBC denied any wrongdoing and disclaimed liability.  The parties settled the matter for a payment of $0.5 million on or about November 22, 2017, in exchange for a complete release.

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.3 million. Of the aggregate purchase price, approximately $4.5 million was paid in cash, and $5.8 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The Company subsequently recognized a loss of approximately $2.4 million on the above sale of CBC as of September 30, 2017.

As a result of the sale of CBC all prior periods presented in the Company's consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

As of September 30, 2017, the components of the Company designated as discontinued operations had assets and liabilities of $92.2 million and $81.8 million, respectively. As of September 30, 2016, the components of the Company designated as discontinued operations had assets and liabilities of $91.5 million and $69.2 million respectively. For the years ended September 30, 2017 and 2016, the Company designated as discontinued operations reported a income (loss), net of income tax benefit of $3.4 million and income tax expense of $2.6 million, respectively, of ($4.6) million and $2.9 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 2 — DISCONTINUED OPERATIONS (CONTINUED):

The major components of assets and liabilities of the discontinued operations are as follows:

	September 30,
	2017		2016
ASSETS
Cash and cash equivalents	$1,617,000	(1)	$1,198,000
Restricted cash	499,000		499,000
Structured Settlements	86,971,000		86,091,000
Furniture and equipment (net of accumulated depreciation of $111,000 at September 30, 2017 and $96,000 at September 30, 2016)	34,000		47,000
Goodwill	—		1,405,000
Other assets	3,114,000		2,266,000

Total assets related to discontinued operations	$92,235,000		$91,506,000

LIABILITIES AND MEMBERS’ EQUITY
Other debt - CBC	$78,935,000		$67,435,000
Other liabilities	2,816,000		1,803,000

Total liabilities related to discontinued operations	$81,751,000		$69,238,000

(1) Cash balance with one bank at September 30, 2017 that exceeded the balance insured by the FDIC by approximately $0.5 million.

The following table presents the operating results, for the years ended September 30, 2017 and 2016, for the components of the Company designated as discontinued operations:

	2017	2016
Revenues:
Unrealized gain on structured settlements	$4,326,000	$8,384,000
Interest income on structured settlements	8,224,000	6,062,000
Loss on sale of structured settlements	(5,353,000)	—
Total revenues	7,197,000	14,446,000
Other income	58,000	—
	7,255,000	14,446,000
Expenses:
General and administrative expenses	9,954,000	5,623,000
Interest expense	3,927,000	3,214,000
Impairment	1,405,000	—
	15,286,000	8,837,000

(Loss) income from discontinued operations before income tax	(8,031,000)	5,609,000
Income tax (benefit) expense from discontinued operations	(3,411,000)	2,599,000
Net (loss) income from discontinued operations before non-controlling interest	(4,620,000)	3,010,000
Non-controlling interest	—	104,000
Net (loss) income from discontinued operations, net of income tax	$(4,620,000)	$2,906,000

Prior to its sale, we, through CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $4.3 million of unrealized gains recognized in the fiscal year ended September 30, 2017, approximately $6.9 million is due to day one gains on new structured settlements financed during the period, $0.2 million due to a change in the discount rate, offset by a decrease of $2.1 million in realized gains recognized as realized interest income on structured settlements during the period and a fair value adjustment of $0.7 million. There were no other changes in assumptions during the period.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 2 — DISCONTINUED OPERATIONS (CONTINUED):

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

On April 7, 2017, CBC, through its subsidiary BBRVII, LLC, issued approximately $18,340,000 of fixed rate asset backed notes with a yield of 5.0% and a stated maturity date of January 15, 2069.

On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (“Assignee”). The Assignment Agreement provided for the sale of a portion of the Company’s life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company realized a loss from the sale of $5.4 million for the three months and nine months ended June 30, 2017.

On April 28, 2017, CBC entered into the Tenth Amendment, extending the line of credit to June 30, 2017. Other terms and conditions of the Ninth Amendment, in effect as of March 31, 2017, remains unchanged.

Structured settlements consist of the following as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Maturity(1)(2)	$139,107,000	$133,059,000
Unearned income	(52,136,000)	(46,968,000)

Net carrying value	$86,971,000	$86,091,000

(1)	The maturity value represents the aggregate unpaid principal balance at September 30, 2017 and 2016.

(2)	There is approximately $0.3 million of structured settlements that are past due, or in non-accrual status at September 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 2 — DISCONTINUED OPERATIONS (CONTINUED):

Encumbrances on structured settlements as of September 30, 2017 and 2016 are as follows:

	Interest Rate	September 30, 2017	September 30, 2016
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$1,607,000	$1,862,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	3,612,000	4,242,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	3,891,000	3,987,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	17,390,000	18,979,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 30, 2034	5.07%	13,389,000	14,507,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	13,001,000	13,705,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069	5.00%	17,456,000	—
$25,000,000 revolving line of credit	4.25%	8,589,000	10,153,000

Encumbered structured settlements		78,935,000	67,435,000
Structured settlements not encumbered		8,036,000	18,656,000

Total structured settlements		$86,971,000	$86,091,000

At September 30, 2017, the expected cash flows of structured settlements based on maturity value are as follows:

September 30, 2018	$9,233,000
September 30, 2019	9,757,000
September 30, 2020	9,474,000
September 30, 2021	9,727,000
September 30, 2022	9,401,000
Thereafter	91,515,000

Total	$139,107,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 2 — DISCONTINUED OPERATIONS (CONTINUED):

As of September 30, 2017, the remaining debt amounted to $78.9 million, which consisted of $8.6 million drawdown from a line of credit from an institutional source and $70.3 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements.

CBC leases its facility in Conshocken, PA. The lease is an operating leases, and the Company incurred related rent expense in the amount of $163,000, for the years ended September 30, 2017 and 2016. The future minimum lease payments are as follows:

Year Ending September 30,
2018	$181,000
2019	185,000
2020	63,000
$429,000

NOTE 3 — AVAILABLE - FOR - SALE INVESTMENTS

Investments classified as available-for-sale at September 30, 2017 and 2016 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2017	$5,500,000	$11,000	$—	$5,511,000
2016	$55,724,000	$1,088,000	$(49,000)	$56,763,000

The available-for-sale investments do not have any contractual maturities. The Company sold six investments during the year ended September 30, 2017, with an aggregate realized loss of $1,011,000. Additionally, the Company received $177, 000 in capital gains distributions during fiscal year 2017. The Company sold three investments during the year ended September 30, 2016, with an aggregate realized loss of $63,000. Additionally, the Company received $92,000 in capital gains distributions during fiscal year 2016.

At September 30, 2017 there was one investment, which was in unrealized gain position. At September 30, 2016, there were six investments, two of which were in an unrealized loss position that had existed for 12 months or more. Based on the evaluation of the available evidence at that time, including changes in market rates and credit rating information, management believed that any decline in fair value for these instruments would be temporary. In addition, management had the ability but did not believe it would be required to sell those investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of those securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

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

September 30, 2017 and 2016

NOTE 4 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED):

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

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Year Ended September 30,
	2017	2016
Balance, beginning of period	$13,427,000	$15,057,000
Acquisitions of receivable portfolio	2,213,000	8,207,000
Net cash collections from collection of consumer receivables acquired for liquidation	(23,331,000)	(28,756,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(197,000)	(84,000)
Impairment	(1,129,000)	(166,000)
Effect of foreign currency translation	(62,000)	279,000
Finance income recognized	15,920,000	18,890,000

Balance, end of period	$6,841,000	$13,427,000

Finance income as a percentage of collections	67.7%	65.5%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 4 — CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED):

During the year ended September 30, 2017, the Company purchased $35.0 million in face value receivables at a cost of $2.2 million. During the year ended September 30, 2016, the Company purchased $162.9 million in face value receivables at cost of $8.2 million.

As of September 30, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $3.3 million and $2.9 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $6.2 million, or 89.9% of the total consumer receivables held of $6.8 million at September 30, 2017. Of the total consumer receivables 3 individual portfolios comprise 18%, 10% and 10% of the overall asset balance at September 30, 2017.

As of September 30, 2016, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $4.8 million and $3.5 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $8.3 million, or 61.4% of the total consumer receivables held of $13.4 million at September 30, 2016.

As of September 30, 2017 and 2016, 5.0% and 3.8% of the Company's total assets were related to its international operation, respectively. For the years ended September 30, 2017 and 2016, 2.6% and 0.8% of the Company's total revenue related to its international operation, respectively.

 The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2017 and 2016, respectively.

	2017	2016
Gross collections(1)	$42,456,000	$49,002,000
Less: commissions and fees(2)	18,928,000	20,162,000

Net collections	$23,528,000	$28,840,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

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

NOTE 5 — LITIGATION FUNDING

Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus") with Pegasus Legal Funding, LLC (“PLF”). Until 2018, the Company had an 80% non-controlling interest and 50% voting control in the joint venture. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. Pegasus, earned $11.4 million and $20.3 million in interest and fees for the years ended September 30, 2017 and 2016, respectively.

Equity method investments as of September 30, 2017 and September 30, 2016 are as follows:

	September 30, 2017		September 30, 2016
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pegasus Funding, LLC	50,474,000	80%	48,582,000	80%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 5 — LITIGATION FUNDING(CONTINUED):

Equity Method Investment (continued)

The carrying value of the Company's equity investment at September 30, 2017 was $50,474,000, an increase of $1,892,000 over the prior year's carrying value of $48,582,000. The increase in carrying value was attributed to current year equity earnings of $4,619,000, less net distributions of $2,727,000 during fiscal 2017.

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

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”). Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus Funding, LLC (“Pegasus”), which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus.

As a result of the purchase of the Seller’s 20% interest in Pegasus on January 12, 2018 under the Purchase Agreement, beginning with the quarter ended March 31, 2018, the Company will consolidate the financial statements of Pegasus. The Company currently accounts for its investment in Pegasus under the equity method of accounting. See Note 21 - Subsequent Events.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 5 — LITIGATION FUNDING (CONTINUED):

Equity Method Investment (Continued)

The results of operations and financial position of the Company’s equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	2017	2016
Personal injury claims income	$11,554,000	$20,339,000
Operating expenses	5,780,000	7,151,000
Income from operations	$5,774,000	$13,188,000

Earnings from equity method investment	$4,619,000	$10,551,000

	Condensed Balance Sheet Information
	September 30, 2017		September 30, 2016
Cash	$35,631,000	(1)	$539,000
Investment in personal injury claims	16,855,000		48,289,000
Other assets	109,000		188,000
Total Assets	$52,595,000		$49,016,000

Due to Asta	$31,677,000		$34,404,000
Other liabilities	1,952,000		1,053,000
Equity	18,966,000		13,559,000
Total Liabilities and Equity	$52,595,000		$49,016,000

(1) Included in cash is $35.4 million in restricted cash. The restriction has been put in place during the Company’s arbitration with PLF, see Note 21 – Subsequent Events.

Simia

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, to continue its personal injury claims funding business.  Simia commenced operation in January 2017, and conducts its business solely in the United States.  As of September 30, 2017, Simia had a personal injury claims portfolio of $3.4 million, and recognized revenue for the year then ended of $0.4 million.

NOTE 6 — MATRIMONIAL CLAIMS

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2016, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off in general and administrative expenses on the consolidated statement of operations during the second quarter of fiscal 2017. As of September 30, 2017, the Company’s investment in cases through BPCM was approximately $1.7 million. There was no income recognized for the years ended September 30, 2017 and 2016 and the Company recorded bad debt expense of $0.7 million during the year ended September 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 6 — MATRIMONIAL CLAIMS (CONTINUED):

As of September 30, 2017, BPCM had fully reserved against its invested amount of $2.5 million, in cases managed by this Venture.  A net loss of approximately $4.0 has been recognized by BPCM during the year ended September 30, 2017, which included bad debt expense of approximately $4.0 million. There was no income recognized for the fiscal years ended September 30, 2017 and 2016.

NOTE 7 — FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2017 and 2016 consist of the following:

	2017	2016
Furniture	$273,000	$273,000
Equipment	241,000	235,000
Software	1,369,000	1,350,000

	1,883,000	1,858,000
Less accumulated depreciation and amortization	1,759,000	1,662,000

	$124,000	$196,000

Depreciation expense for the years ended September 30, 2017 and 2016 was $97,000, and $377,000, respectively.

  NOTE 8 — NON RECOURSE DEBT

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

During the month of June 2016, the Company received the balance of the $16.9 million, and, as of September 30, 2017 and 2016, the Company recorded a liability to BMO of approximately $148,000 and $159,000, respectively. The funds were subsequently remitted to BMO in October 2017 and 2016, respectively. The liability to BMO is recorded when actual collections are received.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 8 — NON RECOURSE DEBT (CONTINUED)

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company borrowed $9.6 million in February 2017 against the facility. There was a $10.0 million aggregate balance on deposit at Bank Hapoalim which served as collateral for the line of credit, and was reflected as restricted cash. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions. On August 2, 2017, the $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank. As of September 30, 2017, there was no outstanding facility.

 NOTE 9 — OTHER LIABILITIES

Other liabilities as of September 30, 2017 and 2016 are as follows:

	2017	2016
Accounts payable and accrued expenses	$1,835,000	$1,638,000
Lawsuit reserve (see Note 12 – Commitments and Contingencies – Legal Matters)	3,145,000	2,345,000
Other	—	4,000

Total other liabilities	$4,980,000	$3,987,000

NOTE 10 — INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 2017 and 2016 are as follows:

	2017	2016
Current:
Federal	$(5,065,000)	$5,385,000
State	—	645,000
Interest on IRS payment	—	9,000

	(5,065,000)	6,039,000

Deferred:
Federal	2,322,000	(3,256,000)
State	409,000	833,000

	2,731,000	(2,423,000)

Sub-total	(2,334,000)	3,616,000

Less: income tax (benefit) expense on discontinued operations	(3,411,000)	2,599,000

Provision for income taxes	$1,077,000	$1,017,000

  ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 10 — INCOME TAXES (CONTINUED)

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2017 and 2016 as follows:

	2017	2016
Statutory federal income tax rate	35.0%	35.0%
State income tax, net of federal benefit	(2.7)	8.6
State tax rate change	—	(21.4)
Permanent difference in municipal interest	1.3	(6.9)
Permanent difference other	(4.1)	3.1
Federal prior year provision to return difference	—	(1.7)
Deferred adjustments	—	12.5
Change in valuation allowance	(14.0)	(10.4)
Other	(0.3)	(0.9)

Effective income tax rate	15.2%	17.9%

The Company recognized a net deferred tax asset of $12,696,000 and $14,903,000 as of September 30, 2017 and 2016, respectively. The components are as follows:

	September 30, 2017	September 30, 2016
Impairments/bad debt reserves	$4,380,000	$3,353,000
Revenue recognition pertaining to the cost over estimated collections method	8,572,000	13,514,000
State tax net operating loss carry forward	9,603,000	7,793,000
Stock based compensation	3,520,000	3,477,000
Unrealized gain on structured settlements	(5,187,000)	(6,496,000)
Capital loss carry forward	2,597,000	—
Foreign currency	472,000	515,000
Depreciation, amortization and other	193,000	(129,000)

Deferred income taxes	24,150,000	22,027,000
Deferred tax valuation allowance	(11,454,000)	(7,124,000)

Deferred income taxes	$12,696,000	$14,903,000

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss (“NOL”) carry forwards (from September 30, 2009) is September 30, 2029. The New Jersey NOL carry forward balance as of September 30, 2017 is approximately $88.5 million. In addition, the Company has New York State and City NOL of approximately $19.4 million and $4.3 million as of September 30, 2017, respectively. The Company has generated approximately $2.0 million of foreign NOL’s, all of which are fully valued, due to cummulative losses in those jurisdictions. Included in the Federal current tax provision is the effect of an IRS audit, taking into consideration the adjustment affected in fiscal year 2013 for the tax periods 2009 through 2013, coupled with the Federal tax refund carry back claim resulting from the carry back of the current net operating loss. This current tax provision was offset by a deferred tax provision of the same amount because the IRS adjustment was temporary in nature. The Company has a federal capital loss carry forward of $6.1 million expiring in 2022 that has been fully reserved.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

 NOTE 10 — INCOME TAXES (CONTINUED):

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement, if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2017. Based on this evaluation, the Company has recorded a deferred tax asset valuation allowance on their state NOL’s and capital loss carryforwards of approximately $11.5 million as of September 30, 2017 as compared to $7.1 million reported on September 30, 2016. Although the carry forward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carry forward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Interest and penalties are presented as a component of income taxes. $0 and $9,000 of interest was recognized in the Company’s consolidated financial statements for 2017 and 2016 respectively.

The Company's amended federal tax return for the year ended September 30, 2014 and 2015 is currently being audited by the Internal Revenue Service. The tax returns for the 2016 fiscal year is subject to examination. The Company does not have any uncertain tax positions.

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

 NOTE 11 — NET INCOME PER SHARE:

The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2017 and 2016:

	2017	2016
(Loss) income from continuing operations	$(8,382,000)	$4,667,000

(Loss) income from discontinued operations	(4,620,000)	2,906,000

Net (loss) income	$(13,002,000)	$7,573,000

Basic (loss) earnings per common share from continuing operations	$(0.97)	$0.39
Basic (loss) earnings per common share from discontinued operations	(0.53)	0.24
Basic (loss) earnings per share	$(1.50)	$0.63

Diluted (loss) earnings per common share from continuing operations	$(0.97)	$0.37
Diluted (loss) earnings per common share from discontinuing operations	(0.53)	0.24
Diluted (loss) earnings per share	$(1.50)	$0.61

Weighted average number of common shares outstanding:
Basic	8,692,668	11,996,500
Dilutive effect of stock options	—	512,061
Diluted	8,692,668	12,508,561

At September 30, 2016, 300,470 options at a weighted average exercise price of $9.82 were not included in the diluted earnings per share calculation as they were anti-dilutive.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas, and (iii) Louisville, Kentucky. The leases are operating leases, and the Company incurred related rent expense in the amounts of $360,000, and $516,000 during the years ended September 30, 2017 and 2016, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2018	$282,000
2019	265,000
2020	224,000
$771,000

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

On November 11, 2016, the Company announced that it would continue its personal injury claims funding business through the formation of a wholly owned subsidiary Simia. In connection with its formation, Simia entered into an employment agreement (the “Employment Agreement”) with Patrick F. Preece to serve as its Chief Executive Officer. Under the Employment Agreement, Mr. Preece received an annual base salary of $250,000, subject to annual increases at the discretion of the compensation committee (the “Compensation Committee”) of the Board of Directors of the Company (the “Board”). Mr. Preece was eligible to receive an annual cash or non-cash bonus in the sole and exclusive discretion of the Compensation Committee. Mr. Preece was also eligible to receive a cash or non-cash profit bonus of an aggregate amount up to 15% of the profit of the business of Simia (the “Business”) for each fiscal year in which the Business achieves an internal rate of return of at least 18%. In the event that the Business was sold to a third party solely for cash consideration during Mr. Preece’s employment period, he was eligible to receive a cash or non-cash sale profit bonus of up to 15% of the closing consideration received by the Company. He was also entitled to participate in any other benefit plans established by the Company for management employees. The Employment Agreement had a five year term. Under the Employment Agreement, Mr. Preece could be terminated with or without “cause” (as defined in the Employment Agreement) and may resign with or without “good reason” (as defined in the Employment Agreement). If Mr. Preece was terminated without “cause” or resigns for “good reason” he would receive severance equal to two years of his base salary. He was also entitled to a pro-rata share of the profit bonus and his deferred compensation would vest immediately. Mr. Preece was also subject to a non-compete and non-solicitation provision during the term of his employment and, unless his employment was terminated without “cause” or he resigns for “good reason,” for two years thereafter.

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

September 30, 2017 and 2016

NOTE 12 — COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

The Company reassessed the situation as of September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which were made during the three month period ended September 30, 2016 (see Note 9 – Other Liabilities). See Note 21 - Subsequent Events.

The Company is a defendant in a lawsuit filed in Montana state court alleging fraud and abuse of process arising from the Company’s business relationship with an entity that finances divorce litigation proceedings. As of September 30, 2017, and based on its assessments of current facts and circumstances, the Company believes that it has recorded adequate reserves to cover future obligations associated with this lawsuit. See Note 21 - Subsequent Events.

The Company filed a lawsuit in Delaware state court against a third party servicer arising from the third party servicer’s failure to pay the Company certain amounts that are due the Company under a servicing agreement. The third party servicer filed a counterclaim in the Delaware action alleging that the Company owes certain amounts to the third party servicer for court costs pursuant to an alleged arrangement between the companies. The Company believes that it has meritorious defenses against this counterclaim and will continue to vigorously defend itself against any such action. See Note 21 - Subsequent Events.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 13 — CONCENTRATIONS

At September 30, 2017, approximately 35% of the Company’s portfolio face value was serviced by 5 collection organizations. The Company has servicing agreements in place with these 5 collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 35% of the Company’s portfolio face value, it does represent approximately 90% of the Company’s portfolio face value at all third party collection agencies and attorneys.

At September 30, 2016, approximately 14% of the Company’s portfolio face value was serviced by 3 collection organizations. The Company has servicing agreements in place with these 3 collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 3 collection organizations represent only 14% of the Company’s portfolio face value, it does represent approximately 84% of the Company’s portfolio face value at all third party collection agencies and attorneys.

NOTE 14 — STOCK OPTION PLANS

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. As of September 30, 2017, the Company has granted 540,800 options and 245,625 shares of restricted stock since inception of the 2012 Plan. Additionally, 78,768 options have been cancelled during that time period, leaving 1,293,343 shares available as of September 30, 2017. As of September 30, 2017, approximately 86 of the Company’s employees were eligible to participate in the 2012 Plan.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 14 — STOCK OPTION PLANS (CONTINUED):

Stock Based Compensation (Continued)

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

On December 16, 2015, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 67,100 stock options, with a grant date fair value of $7.93 to non-officer employees of the Company, of which 9,100 options vested immediately and the remaining 58,000 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.24%
Expected term (years)	6.25
Expected volatility	23.4%
Dividend yield	0.00%

On December 16, 2015, the Compensation Committee granted 5,000 restricted shares to a non-officer employee of the Company. These shares vested fully in March, 2016.

In February 2015, the Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 45,400 options with a grant date fair value of $8.37 to employees of the Company. The exercise price of these options, issued on February 23, 2015, was at the market price on that date. The options generally vest in three equal annual installments and are accounted for as one graded vesting award. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	0.12%
Expected term (years)	5.9
Expected volatility	32.7%
Dividend yield	0.00%

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 14 — STOCK OPTION PLANS (CONTINUED):

Stock Based Compensation (Continued)

Summary Of The Plan

Compensation expense for stock options and restricted stock is recognized over the vesting period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.

The following table summarizes stock option transactions under the plans:

	Year Ended September 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	949,667	$8.47	1,043,566	$8.47
Options granted	56,600	6.55	67,100	7.93
Options forfeited/cancelled	(125,700)	10.59	(14,468)	8.12
Options exercised	—		(146,531)	8.22

Outstanding options at the end of year	880,567	$8.05	949,667	$8.47

Exercisable options at the end of year	796,962	$8.14	830,326	$8.51

The Company recognized $58,000 and $558,000 of compensation expense related to stock options, for the fiscal years ended September 30, 2017 and 2016 respectively. As of September 30, 2017, there was $110,000 of unrecognized compensation cost related to unvested stock options. The weighted average remaining period over which such costs are expected to be recognized is 1.8 years.

The intrinsic value of the outstanding and exercisable options as of September 30, 2017 was approximately $78,000 and $32,000 respectively. There were no options exercised during the fiscal year 2017.The intrinsic value of the options exercised during fiscal year 2016 was approximately $338,000. The fair value of the options exercised during the fiscal year ended September 30, 2016 was $918,000. The proceeds from the exercise of stock options during the fiscal years ended September 30, 2016 were approximately $1,205,000. The weighted average remaining contractual life of exercisable options as of September 30, 2017 is 4.6 years. The fair value of the stock options that vested during the 2017 and 2016 fiscal years was approximately $685,000 and $1,359,000, respectively. The fair value of options granted during the fiscal years ended September 30, 2017 and 2016 was approximately $371,000 and $532,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 14 — STOCK OPTION PLANS (CONTINUED):

Stock Based Compensation (Continued)

 The following table summarizes information about the plans’ outstanding options as of September 30, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	3,800	1.6	$2.95	3,800	$2.95
$5.7501	-	$8.6250	759,767	5.0	7.87	676,162	7.95
$8.6251	-	$11.5000	117,000	5.3	9.39	117,000	9.39

			880,567	5.0	$8.05	796,962	$8.14

The following table summarizes information about restricted stock transactions:

	Year Ended September 30, 2017 Shares	Weighted Average Grant Date Fair Value	Year Ended September 30, 2016 Shares	Weighted Average Grant Date Fair Value
Unvested at the beginning of period	—	$—	44,107	$9.28
Awards granted	—	—	5,000	7.89
Vested	—	—	(49,107)	9.36
Forfeited	—	—	—	0.00

Unvested at the end of period	—	$—	—	$8.00

The Company did not recognize any compensation expense related to the restricted stock awards during the fiscal year 2017. The Company recognized $128,000 of compensation expense during the fiscal year ended September 30, 2016 for restricted stock. As of September 30, 2017, there was no unrecognized compensation cost related to restricted stock awards. An aggregate of 5,000 shares of restricted stock were granted during the fiscal year 2016, with a fair value of $40,000, all of which were granted to a non-officer employee. The fair value of the restricted stock awards vested during the fiscal year ended September 30, 2016 was approximately $460,000.

The Company recognized an aggregate total of $ 58,000 and $686,000 in compensation expense for the fiscal years ended September 30, 2017and 2016, respectively, for the stock options and restricted stock grants. As of September 30, 2017, there was a total of $110,000 of unrecognized compensation cost related to unvested stock options and restricted stock grants. The method used to calculate stock based compensation is the straight line pro-rated method.

NOTE 15 — STOCKHOLDERS’ EQUITY

 The Company has 5,000,000 authorized preferred shares with a par value of $0.01 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of September 30, 2017 and 2016.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 15 — STOCKHOLDERS’ EQUITY (CONTINUED):

Dividends are declared at the discretion of the Board of Directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2017, there were no such restrictions. No dividends were declared for fiscal years 2017 and 2016.

On August 11, 2015, the Board of Directors approved the repurchase of up to $15,000,000 of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (“the Shares Repurchase Plan”). The Shares Repurchase Plan was to have been effective to December 31, 2015. On December 17, 2015 the Board of Directors approved the extension of the Plan to March 31, 2016 and reset the maximum to an additional $15 million in repurchases. On March 17, 2016, after the Company Had repurchased approximately $9.9 million of the Company’s common stock, the Board of Directors approved further extension of the Shares Repurchase Plan to December 31, 2016 and reset the maximum to $15 million in repurchases. On March 22, 2016, a Company shareholder commenced a tender offer on the Company’s common stock. Per the provisions of the Shares Repurchase Plan, it terminated immediately, and no further purchases were permitted under the Shares Repurchase Plan. Through September 30, 2016, the Company purchased approximately 1,186,000 shares at an aggregate cost of approximately $10.1 million under the Shares Repurchase Plan.

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

Further, under the terms of the Agreement, Mangrove and the Company have agreed to certain restrictions during the Discussion Period, which began on May 25, 2016 and the Extended Period, including that, unless consented to by the other party to the Agreement or required by applicable law, neither party will, and shall cause its affiliates and representatives not to, (i) commence any litigation against the other party, (ii) make any filing with the SEC of proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise or call any annual or special meeting of stockholders of the Company, (iii) publicly refer to: (a) the Confidential Information or Discussion Information (as defined in the Agreement), (b) any annual or special meetings of stockholders of the Company or (c) any prior discussions between the parties, including in any filing with the SEC (including any proxy solicitation materials, preliminary proxy statement, definitive proxy statement or otherwise), in any press release or in any other written or oral disclosure to a third party, (iv) make any purchases of the Company’s securities, including, but not limited to, pursuant to any stock buyback plans, tender offers, open-market purchases, privately negotiated transactions or otherwise, (v) make any demand under Section 220 of the Delaware General Corporation Law, (vi) make or propose to make any amendments to the Company’s Certificate of Incorporation, as amended, or By-laws, as amended, (vii) adopt, renew, propose or otherwise enter into a Shareholder Rights Plan with respect to the Company’s securities, (viii) adopt or propose any changes to the Company’s capital structure or (ix) negotiate, discuss, enter into, propose or otherwise transact in any extraordinary transactions with respect to the Company, outside the ordinary course of business, including, but not limited to, any mergers, asset sales or asset purchases.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 15 — STOCKHOLDERS’ EQUITY (CONTINUED):

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

The Settlement Agreement included customary standstill and related provisions. Mangrove and the Company also agreed on a mutual release of claims. Additionally, the Company indemnified Mangrove from and against any excise tax imposed as a result of this Settlement Agreement.

The Settlement Agreement was terminable by either the Company or Mangrove by written notice at any time after the close of business on the second anniversary of the Settlement Agreement. The Settlement Agreement would also terminate if the Tender Offer did not close on or before February 28, 2017 or the Company amended the terms of the Tender Offer in a manner adverse to Mangrove.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 15 — STOCKHOLDERS’ EQUITY (CONTINUED):

As of December 31, 2016 and for the three months ended December 31, 2016 and 2015, through February 14, 2017, Mangrove due to their ownership in the Company's common stock, which was acquired in a series of OTC transactions, was deemed to be a related party. Effective on February 15, 2017, the date Mangrove tendered its shares, they were no longer deemed to be a related party.

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

Unless terminated on an earlier date pursuant to the terms of the Rights Agreement, the Rights was set to expire on  June 1, 2018, or such later date as may be established by the Board as long as any such extension is approved by a vote of the stockholders of the Company by June 1, 2018. The Company concluded any value associated with the Right given to shareholders as a dividend is deemed deminimus.

The Rights and Rights Agreement expired on June 1, 2018.

NOTE 16 — RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2017 and 2016 were $139,000 and $140,000, respectively.

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 17 — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES:

Disclosures about Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$68,000	$68,000	$923,000	$923,000
Available-for-sale investments (Level 1)	5,511,000	5,511,000	56,763,000	56,763,000
Other investments(Level 1)	—	—	3,590,000	3,590,000
Consumer receivables acquired for liquidation (Level 3)	6,841,000	32,603,000	13,427,000	47,233,000

The following assets have been reclassified to discontinued operations as of September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset
Structured settlements (Level 3)	86,971,000	86,971,000	86,091,000	86,091,000

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2017. The Company had no Level 2 or Level 3 available-for-sale investments during the fiscal year ended September 30, 2017.

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

Structured settlements — The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $4.3 million of unrealized gains recognized in the fiscal year ended September 30, 2017, approximately $6.9 million is due to day one gains on new structured settlements financed during the period, $0.2 million due to a change in the discount rate, offset by a decrease of $2.1 million in realized gains recognized as realized interest income on structured settlements during the period and fair value adjustment of $0.7 million. There were no other changes in assumptions during the period.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 17 — FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED):

Fair Value Hierarchy (Continued)

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

 The following table sets forth the Company’s quantitative information about its Level 3 fair value measurements as of September 30, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Rate
Structured settlements at fair value	$86,971,000	Discounted cash flow	Discount rate	4.81	–	5.82%

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2017 were as follows:

Balance at September 30, 2016	$86,091,000
Fair market value adjustment	(3,958,000)
Purchases	15,749,000
Sales	(7,485,000)
Interest accreted	6,389,000
Payments received	(9,815,000)

Total	$86,971,000

   Realized and unrealized gains and losses on structured settlements included in earnings in the accompanying consolidated statements of operations for the year ended September 30, 2017 are reported in the following revenue categories:

The amount of total gains for the year included in earnings attributable to the change in unrealized gains relating to assets held at September 30, 2017	$4,326,000

Realized loss relating to assets sold during the year ended September 30, 2017	$(5,353,000)

Total losses included in the year ended September 30, 2017	$(1,027,000)

NOTE 18 — RELATED PARTY TRANSACTIONS

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 18 — RELATED PARTY TRANSACTIONS (CONTINUED)

On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo will provide consulting services, as described above. The compensation is to be paid quarterly. For the years ended September 30, 2017 and 2016, the Company paid Piccolo approximately $80,000 per annum for such services. The consulting agreement with Piccolo terminated on September 30, 2017.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, receives a fee from Pegasus which is calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expires December 28, 2016, and, thereafter, by PLF and its affiliates.  For fiscal years ended September 30, 2017 and 2016, Pegasus paid ALP $133,000 each year, which includes fees and interest paid during the periods. As of September 30, 2017 and 2016, the Company owed Piccolo $66,000 and $193,000, respectively, which has been recorded in other liabilities on the Company’s consolidated balance sheet at September 30, 2017.

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

For the years ended September 30, 2017 and 2016, the Company paid Fortress $0.2 million and $0.3 million, respectively.

In June 2017, CBC reached an agreement with Fortress; to settle the remaining $0.6 million owed under the agreement, which included any future amounts that could have been paid under the agreement in exchange for shares of Asta's common stock. Under the settlement agreement the Company issued Fortress 55,000 unrestricted shares of the Company's common stock as a complete release of any future obligations under the agreement. In conjunction with this transaction the Company recognized a charge to expense of $0.4 million for the year ended September 30, 2017, which represents the market price of the shares at the date of issuance. The Company did not recognize a gain on the settlement of this obligation.

On July 1, 2015, Mr. Arthur Stern, former Chairman Emeritus of the Company, retired from the Board of Directors and became a consultant to the Company. As of April 30, 2016, the consulting agreement with Mr. Stern was terminated. For the fiscal year ended September 30, 2016, Mr. Stern was paid $88,000.

NOTE 19 — SEGMENT REPORTING

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 19 — SEGMENT REPORTING (CONTINUED)

•

Personal injury claims (including Equity Method Investment)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to liquidate its current portfolio of advances. Simia's activity for the years ended September 30, 2017 and 2016 are included in this segment, along with that of the Company's equity investment in Pegasus.

•

Social Security benefit advocacy – GAR Disability Advocates and Five Star are advocacy groups which represent individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes, other assets and assets related to discontinued operations.

(Dollars in millions)	Consumer Receivables	GAR Disability Advocates	Personal Injury Claims (2)	Corporate (3)	Total
Fiscal Year Ended September 30,
2017:
Revenues	$15.9	$5.1	$0.4	$—	$21.4
Other income	—	—	—	(0.1)	(0.1)
Segment profit (loss)	12.5	(1.7)	4.1	(22.2)	(7.3)
Segment Assets (1) (4)	20.4	3.9	55.0	122.2	201.5
2016:
Revenues	18.9	4.0	—	—	22.9
Other income	—	—	—	1.7	1.7
Segment profit (loss)	14.2	(7.3)	10.5	(11.7)	5.7
Segment Assets (1) (4)	18.9	2.0	48.6	185.5	255.0

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The  Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $92.8 million and $91.5 million of assets related to discontinued operations as of September 30, 2017 and 2016, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of:

	2017			2016
	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$179,000	$803,000	$(205,000)	$225,000	$20,000

Change in unrealized gains (losses) on foreign currency translation, net	-	(168,000)	(168,000)	-	(46,000)	(46,000)
Change in unrealized gains (losses) on marketable securities	(10,000)	-	(10,000)	868,000	-	868,000
Amount reclassified from accumulated other comprehensive income	(607,000)	-	(607,000)	(39,000)	-	(39,000)

Net current-period other comprehensive income	(617,000)	(168,000)	(785,000)	829,000	(46,000)	$783,000

Ending balance	$7,000	$11,000	$18,000	$624,000	$179,000	$803,000

NOTE 21 — SUBSEQUENT EVENTS

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 21—Subsequent Events (Continued)

Pegasus (continued)

As a result of the purchase of the Seller’s 20% interest in Pegasus on January 12, 2018 under the Purchase Agreement, beginning with the quarter ended March 31, 2018, the Company will consolidate the financial statements of Pegasus. The Company currently accounts for its investment in Pegasus under the equity method of accounting. See Note 5 - Litigation Funding.

Legal Matters

On November 24, 2017, the Company paid $0.8 million as a settlement in conjunction with the lawsuit filed against the Company in Montana state court alleging, fraud and abuse of process arising from the Company's business relationship with an entity that finances divorce proceedings. See Note 12 - Commitments and Contingencies.

On January 23, 2018, the Company paid $2.3 million as a global settlement in conjunction with the punitive class action complaint filed against the Company, and one of its third-party law firm servicers. This payment represented the Company's portion of the total settlement of $4.6 million, which was split with the third-party law firm. See Note 12 - Commitments and Contingencies.

The Company filed a lawsuit in Delaware state court against a third party servicer arising from the third party servicer’s failure to pay the Company certain amounts that are due the Company under a servicing agreement.  The third party servicer filed a counterclaim in the Delaware action alleging that the Company owes certain amounts to the third party servicer for court costs pursuant to an alleged arrangement between the companies.  On or about July 12, 2018, the parties agreed to settle the action pursuant to a settlement agreement and release, which provides for, among other things, the payment by the third party servicer of $4.4 million to the Company pursuant to an agreed upon schedule.  See Note 12 - Commitments and Contingencies.

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

US Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction is expected to have a significant impact on our provisions for income taxes for periods beginning after September 30, 2017, including a one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. Based on our initial assessment of the Act, we expect that it will result in a charge to income taxes of approximately $3.5 million in the first quarter of fiscal 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 12, 2018

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern	Chairman of the Board, President, and Chief Executive	October 12, 2018
Gary Stern	Officer

/s/ Bruce R. Foster	Chief Financial Officer	October 12, 2018
Bruce R. Foster	(Principal Financial Officer and Accounting Officer)

/s/ David Slackman	Director	October 12, 2018
David Slackman

/s/ Louis A. Piccolo	Director	October 12, 2018
Louis A. Piccolo

/s/ Mark Levenfus	Director	October 12, 2018
Mark Levenfus

/s/ Timothy H. Bishop	Director	October 12, 2018
Timothy H. Bishop