Form 10-Q
period 2017-12-31
ASTA FUNDING INC
filed 2018-11-15
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

As of November 12, 2018, the registrant had 6,685,415 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousands, except share data)

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Cash and cash equivalents	$23,185,000	$17,591,000
Available for sale investments (at fair value)	5,577,000	5,511,000
Consumer receivables acquired for liquidation (at cost)	6,010,000	6,841,000
Investment in personal injury claims, net	3,150,000	3,704,000
Due from third party collection agencies and attorneys	836,000	819,000
Prepaid and income taxes receivable	8,634,000	9,090,000
Furniture and equipment, net	106,000	124,000
Equity method investment	51,433,000	50,474,000
Note receivable	5,271,000	—
Deferred income taxes	9,186,000	12,696,000
Goodwill	1,410,000	1,410,000
Other assets	932,000	1,043,000
Assets related to discontinued operations	—	92,235,000
Total assets	$115,730,000	$201,538,000
LIABILITIES
Other liabilities	$3,491,000	$4,980,000
Liabilities related to discontinued operations	—	81,751,000
Total liabilities	3,491,000	86,731,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,398,108 at December 31, 2017 and September 30, 2017; and outstanding 6,623,815 at December 31, 2017 and September 30, 2017	134,000	134,000
Additional paid-in capital	68,126,000	68,047,000
Retained earnings	111,067,000	113,736,000
Accumulated other comprehensive income, net of taxes	40,000	18,000
Treasury stock (at cost) 6,774,293 shares at December 31, 2017 and September 30, 2017	(67,128,000)	(67,128,000)
Total stockholders’ equity	112,239,000	114,807,000
Total liabilities and stockholders’ equity	$115,730,000	$201,538,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Revenues:
Finance income, net	$4,185,000	$4,095,000
Personal injury claims income	141,000	—
Disability fee income	911,000	1,354,000
Total revenues	5,237,000	5,449,000
Other income, net — includes $0 and ($45,000) during the three month periods ended December 31, 2017 and 2016, respectively, of accumulated other comprehensive income reclassification for unrealized net (losses) / gains on available for sale securities	34,000	451,000
	5,271,000	5,900,000
Expenses:
General and administrative	4,212,000	7,295,000
Earnings from equity method investment	(352,000)	(404,000)
	3,860,000	6,891,000

Income (loss) from continuing operations before income tax	1,411,000	(991,000)
Income tax expense — includes tax benefit of $0 and $18,000 during the three month periods ended December 31, 2017 and 2016, respectively, of accumulated other comprehensive income reclassifications for unrealized net (loss) / gain on available for sale securities	4,000,000	697,000
Net loss from continuing operations	(2,589,000)	(1,688,000)

Net loss from discontinued operations, net of income tax	(80,000)	(1,258,000)

Net loss	$(2,669,000)	$(2,946,000)

Net loss per basic shares:
Continuing operations	$(0.39)	$(0.14)
Discontinued operations	(0.01)	(0.11)
	(0.40)	(0.25)
Net loss per diluted shares:
Continuing operations	(0.39)	(0.14)
Discontinued operations	(0.01)	(0.11)
	$(0.40)	$(0.25)

Weighted average number of common shares outstanding:
Basic	6,623,815	11,876,224
Diluted	6,623,815	11,876,224

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

December 31, 2017 and 2016

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Comprehensive loss is as follows:
Net loss	$(2,669,000)	$(2,946,000)
Net unrealized securities (loss), net of tax benefit/ (expense) of $0 and $826,000 during the three month periods ended December 31, 2017 and 2016, respectively.	(7,000)	(1,239,000)
Reclassification adjustments for securities sold, net of tax benefit of $0 and $18,000 during the three month periods ended December 31, 2017 and 2016, respectively.	—	(27,000)
Foreign currency translation, net of tax expense of ($14,000) and ($12,000) during the three month periods ended December 31, 2017 and 2016, respectively.	29,000	18,000
Other comprehensive income (loss)	22,000	(1,248,000)
Total comprehensive loss	$(2,647,000)	$(4,194,000)

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2017	13,398,108	$134,000	$68,047,000	$113,736,000	$18,000	$(67,128,000)	$114,807,000
Stock based compensation expense	—	—	79,000	—	—	—	79,000
Net loss	—	—	—	(2,669,000)	—	—	(2,669,000)
Unrealized (loss) on marketable securities, net	—	—	—	—	(7,000)	—	(7,000)
Foreign currency translation, net	—	—	—	—	29,000	—	29,000
Balance, December 31, 2017	13,398,108	$134,000	$68,126,000	$111,067,000	$40,000	$(67,128,000)	$112,239,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss from continuing operations	$(2,589,000)	$(1,688,000)
Net loss from discontinued operations	(80,000)	(1,258,000)
Net loss	$(2,669,000)	$(2,946,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,000	26,000
Deferred income taxes	3,514,000	420,000
Stock based compensation	79,000	(6,000)
Loss on sale of available-for-sale securities	—	45,000
Provision for bad debts – personal injury claims	475,000	—
Unrealized gain on other investments	—	(18,000)
Unrealized foreign exchange loss on other investments	—	254,000
Earnings from equity method investment	(352,000)	(404,000)
Changes in:
Prepaid and income taxes receivable	456,000	(4,182,000)
Due from third party collection agencies and attorneys	(23,000)	40,000
Other assets	111,000	307,000
Other liabilities	(1,460,000)	761,000
Net cash provided by operating activities of discontinued operations	710,000	369,000
Net cash provided by (used in) operating activities	859,000	(5,334,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	—	(2,213,000)
Principal collected on receivables acquired for liquidation	754,000	2,129,000
Purchase of available-for-sale securities	(77,000)	(7,568,000)
Proceeds from sale of available-for-sale securities	—	7,132,000
Proceeds from sale of CBC	4,491,000	—
Proceeds from note receivable	479,000	—
Personal injury claims - advances	(60,000)	—
Personal injury claims - receipts	139,000	—
Increase in equity method investment	(607,000)	(155,000)
Capital expenditures	—	(6,000)
Net cash used in investing activities of discontinued operations	(1,538,000)	(2,632,000)
Net cash provided by (used in) investing activities	3,581,000	(3,313,000)
Cash flows from financing activities:
Net cash provided by financing activities of discontinued operations	1,387,000	4,131,000
Net cash provided by financing activities	1,387,000	4,131,000
Foreign currency effect on cash	83,000	52,000
Net increase (decrease) in cash, cash equivalents and restricted cash including cash, cash equivalents and restricted cash classified within assets related to discontinued operations	5,910,000	(4,464,000)
Less: net (decrease) increase in cash, cash equivalents and restricted cash classified within assets related to discontinued operations	(316,000)	43,000
Net increase (decrease) in cash, cash equivalents and restricted cash	5,594,000	(4,421,000)
Cash and cash equivalents and restricted cash at beginning of period	17,591,000	16,282,000
Cash, cash equivalents and restricted cash at end of period	$23,185,000	$11,861,000

Supplemental disclosure of cash flow information:
Continuing operations:
Cash paid for: Income taxes	$—	$6,200,000
Discontinued operations:
Cash paid for: Interest	$824,000	$914,000

Supplemental disclosure of non-cash investing:
Continuing operations:
Note receivable	$5,750,000	$—

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

 Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), EMIRIC, LLC (“EMIRIC”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), Simia Capital, LLC (“Simia”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in the financial services industry including funding of personal injury claims, through our 80% owned, 50% controlled equity investment in Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

For the period covered by these financial statements, Pegasus was 80% owned and 50% controlled, and accounted for under the equity method. On January 12, 2018, the Company acquired the remaining 20% minority shareholder's interest in Pegasus, and now currently owns 100% of Pegasus. Commencing in the quarter ending March 31, 2018, the Company will consolidate the financial results of this entity.

We operate principally in the United States in three reportable business segments: consumer receivables, GAR disability advocates and personal injury claims. We previously operated a fourth segment when we engaged in the structured settlements business through our wholly owned subsidiary CBC Settlement Funding, LLC (“CBC”), which we sold on December 13, 2017.

As a result of the sale of CBC all prior periods presented in the Company's consolidated financial statements account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 7 - Discontinued Operations in the Company's notes to the consolidated financial statements.

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

Basis of Presentation

The consolidated balance sheet as of December 31, 2017, the consolidated statements of operations for the three months ended December 31, 2017 and 2016, the consolidated statements of comprehensive income (loss) for the three months ended December 31, 2017 and 2016, the consolidated statements of stockholders’ equity as of and for the three months ended December 31, 2017, and the consolidated statements of cash flows for the three months ended December 31, 2017 and 2016, are unaudited. The September 30, 2017 financial information included in this report was derived from our audited financial statements included in our Form 10-K. In the opinion of management, all adjustments necessary to present fairly our financial position at December 31, 2017, the results of operations for the three months ended December 31, 2017 and 2016 and cash flows for the three months ended December 31, 2017 and 2016 have been made. The results of operations for the three months ended December 31, 2017 and 2016 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements are prepared in accordance with US GAAP and industry practices.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the resulting rates of return.

The consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 Concentration of Credit Risk – Cash and Restricted Cash

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 11 banks at December 31, 2017 that exceeded the balance insured by the FDIC by approximately $17.8 million. Additionally, two foreign banks with an aggregate $2.0 million balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

As of September 30, 2017 there is $0.5 million, of cash in a domestic bank that is classified as restricted. This amount is included in net assets related to discontinued operations on the Company's consolidated balance sheets. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Equity method investments

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.1 million and $0.2 million and in performance fees for the three months ended December 31, 2017 and 2016, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

The carrying value of the investment in Serlefin Peru was $0.2 million as of December 31, 2017 and September 30, 2017. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through December 31, 2017 was approximately $0.1 million, and was not significant to the Company's consolidated statement of operations.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on the equity method investments for the three months ended December 31, 2017 and 2016.

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

Income Recognition

The Company accounts for certain of its investments in finance receivables using the guidance of FASB Accounting Standards Codification (“ASC”), Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

The Company accounts for its investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The interest purchased by Pegasus in each claim consisted of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

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

During the fiscal year 2017, the Company recorded an impairment loss on this investment of $3.4 million, which was included in general and administrative expenses in the consolidated statements of operations. The full value of this investment was written off as of September 30, 2017. As of December 31, 2017 no amounts have been recovered on this investment.

Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company utilizes third party collection agencies and attorney networks.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of December 31, 2017, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to assess at the measurement date.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs that are supported by little or no market activity and significant to the fair value of the liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

The Company has completed its initial assessment of the new standard, including a detailed review of the Company’s revenue streams to identify potential differences in accounting as a result of the new standard, and selected the modified retrospective method. Based on the Company’s initial assessment, we do not believe that the adoption of the standard and related amendments will have a significant impact on our revenue recognition patterns, assuming that our revenue streams will be similar to those currently in place are in effect at the time of our adoption. Through the date of adoption, we will continue to evaluate the impacts of the standard to ensure that our preliminary conclusions continue to remain accurate. Additionally, we will continue our assessment of the impact of the standard on our financial statement disclosures which are expected to be more extensive based on the requirements of the new standard.

In January 2016, the FASB issued Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Upon adoption of this ASU, the Company's investments will no longer be classified as available for sale, and changes to fair value will be reflected in the Company's consolidated statement of operations.

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

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2019. Upon adoption, the Company expects that it will accelerate the recording of its credit losses in its financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The impact of this update will not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this update will not have a material impact on the Company's consolidated financial statements.

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

Note 2—Available-for-Sale Investments

Investments classified as available-for-sale at December 31, 2017 and September 30, 2017, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017	$5,577,000	$—	$—	$5,577,000
September 30, 2017	$5,500,000	$11,000	$—	$5,511,000

The available-for-sale investments do not have any contractual maturities. The Company did not sell any investments during the three months ended December 31, 2017. The Company sold two investments during the three months ended December 31, 2016, with a realized loss of $45,000. The Company didn’t receive any capital gain distribution during the three months ended December 31, 2017. The Company received $177,000 in capital gains distributions during the three months ended December 31, 2016. The Company recorded an aggregate realized gain of $0 and $132,000 related to its available-for-sale securities for the three months ended December 31, 2017 and 2016, respectively.

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation

Accounts acquired for liquidation are stated at cost and consist primarily of defaulted consumer loans of individuals primarily throughout the United States and South America.

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

The following tables summarize the changes in the consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31,
	2017	2016
Balance, beginning of period	$6,841,000	$13,427,000

Acquisitions of receivable portfolios	—	2,213,000
Net cash collections from collection of consumer receivables acquired for liquidation	(4,945,000)	(6,015,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,000)	(190,000)
Effect of foreign currency translation	(69,000)	(68,000)
Finance income recognized	4,185,000	4,095,000
Balance, end of period	$6,010,000	$13,462,000
Finance income as a percentage of collections	84.60%	66.00%

 During the three months ended December 31, 2017, the Company did not purchase any new portfolios. During the three months ended December 31, 2016, the Company purchased $35.0 million of face value portfolios, at a cost of $2.2 million.

As of December 31, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $3.0 million and $2.4 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $5.4 million, or 89.3% of the total consumer receivables held of $6.0 million at December 31, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation (Continued)

As of September 30, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $3.3 million and $2.9 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $6.2 million, or 89.9% of the total consumer receivables held of $6.8 million at September 30, 2017.

As of December 31, 2017 and September 30, 2017, 6.9% and 5.0% of the Company's total assets were related to its international operation, respectively. For the three months ended December 31, 2017 and 2016, 2.2% and 4.9% of the Company's total revenue related to its international operation, respectively.

The following table summarizes collections received by the Company’s third party collection agencies and attorneys, less commissions and direct costs, for the three months ended December 31, 2017 and 2016, respectively.

	For the Three Months Ended December 31 ,
	2017	2016
Gross collections (1)	$8,992,000	$11,400,000
Commissions and fees (2)	(4,045,000)	(5,195,000)
Net collections	$4,947,000	$6,205,000

(1)	Gross collections include collections from third party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.
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

 Note 4—Litigation Funding

Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus") with Pegasus Legal Funding, LLC (“PLF”). The Company has an 80% non-controlling interest in the joint venture. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. Pegasus, earned $0.5 million and $2.3 million in interest and fees during the three months ended December 31, 2017 and 2016, respectively. The Company had a net invested balance in personal injury claims of $51.4 million and $50.5 million on December 31, 2017 and September 30, 2017, respectively.

Equity method investments as of December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017		September 30, 2017
	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
Pegasus Funding, LLC	$51,433,000	80%	$50,474,000	80%

The carrying value of the Company's equity investment at December 31, 2017 was $51,433,000, an increase of $959,000 over the prior year's carrying value of $50,474,000. The increase in carrying value was attributed to equity earnings of $352,000 for the three months ended December 31, 2017, and additional investments of $607,000 for the three months ended December 31, 2017.

The carrying value of the Company's equity investment at September 30, 2017 was $50,474,000, an increase of $1,892,000 over the prior year's carrying value of $48,582,000. The increase in carrying value was attributed to current year equity earnings of $4,619,000, less net distributions of $2,727,000 during fiscal 2017.

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. The Company and PLF decided not to renew the Pegasus joint venture that, by its terms, was scheduled to terminate on December 28, 2016. The Term Sheet amended certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governed the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 4—Litigation Funding (Continued)

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus would continue in existence in order to collect advances on its existing Portfolio. The Company would fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus would be distributed to its members in the order provided for in the Operating Agreement. The Company would be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which would be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced would be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties thereto also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement. See Note 19 - Subsequent Events.

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel was confirmed and could review the case. As of December 31, 2017 there was approximately $37.8 million in cash that was restrained under the Emergent Award.

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

The results of operations and financial position of the Company’s equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	Three months ended
	December 31, 2017	December 31, 2016
Personal injury claims income	$499,000	$2,302,000
Operating expenses	59,000	1,797,000
Income from operations	$440,000	$505,000

Company’s equity income from operations	$352,000	$404,000

	Condensed Balance Sheet Information
	December 31, 2017		September 30, 2017
Cash	$37,942,000	(1)	$35,631,000	(1)
Investment in personal injury claims	14,427,000		16,855,000
Other assets	3,000		109,000
Total Assets	$52,372,000		$52,595,000

Due to Asta	$32,284,000		$31,677,000
Other liabilities	682,000		1,952,000
Equity	19,406,000		18,966,000
Total Liabilities and Equity	$52,372,000		$52,595,000

(1) Included in cash is $37.8 million and $35.4 million in restricted cash as of December 31, 2017 and September 30, 2017 respectively. The restriction was put in place during the Company’s arbitration with PLF.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 4—Litigation Funding (Continued)

Simia

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, to continue its personal injury claims funding business.  Simia commenced operation in January 2017, and conducts its business solely in the United States.  As of December 31, 2017, Simia had a personal injury claims portfolio of $3.1 million, and recognized revenue for the three months then ended of $0.1 million.

Matrimonial Claims (included in Other Assets)

On May 8, 2012, EMIRIC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2017, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off to general and administrative expenses on the consolidated statement of operations during the year ended September 30, 2017.

As of December 31, 2017, BPCM had fully reserved against its invested amount of approximately $2.5 million. There was no income recognized in the three months ended December 31, 2017 and 2016.

Note 5—Furniture & Equipment

Furniture and equipment consist of the following:

	December 31, 2017	September 30, 2017
Furniture	$273,000	$273,000
Equipment	241,000	241,000
Software	1,369,000	1,369,000
	1,883,000	1,883,000
Less accumulated depreciation and amortization	1,777,000	1,759,000
Balance, end of period	$106,000	$124,000

Depreciation expense for the three months ended December 31, 2017 and 2016, was $18,000 and $26,000 respectively.

Note 6—Non Recourse Debt

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Non Recourse Debt (continued)

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

During the month of June, 2016, the Company received the balance of the $16.9 million, and, as of December 31, 2017 and September 30, 2017, the Company recorded a liability to BMO of approximately $127,000 and $148,000, respectively, which has been recorded in other liabilities in the Company’s consolidated balance sheet. The funds outstanding at December 31, 2017 were subsequently remitted to BMO on January 10, 2018. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that require the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment included (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the No Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company borrowed $9.6 million in February 2017 against this facility. There was a $10 million aggregate balance on deposit at Bank Hapoalim, which served as collateral for the line of credit. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions. On August 2, 2017, the $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank. As of December 31, 2017 and September 30, 2017, there were no outstanding balances on this facility.

Note 7—Discontinued Operations

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

On January 1, 2016, the Company renewed the expiring two-year employment agreements of the two CBC principals for one year terms. The employment contracts of the original two principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman was appointed CEO/General Counsel effective January 1, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (Continued)

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

As of December 31, 2017, the components of the Company designated as discontinued operations had no assets or liabilities. As of September 30, 2017, the components of the Company designated as discontinued operations had assets and liabilities of $92.2 million and $81.8 million respectively. For the three months ended December 31, 2017 and 2016, the Company designated as discontinued operations reported a income (loss), net of income tax benefit of $44,000 and $928,000, respectively, and ($0.1) million and ($1.3) million, respectively.

 The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2017	September 30, 2017
Cash and cash equivalents	$—	$1,617,000	(1)
Restricted cash	—	499,000
Structured settlements	—	86,971,000
Furniture and equipment, net	—	34,000
Other assets	—	3,114,000
Total assets related to discontinued operations	$—	$92,235,000

Other debt - CBC	—	78,935,000
Other liabilities	—	2,816,000
Total liabilities related to discontinued operations	$—	$81,751,000

(1) Cash balance with one bank at September 30, 2017 that exceeded the balance insured by the FDIC by approximately $0.5 million.

The following table presents the operating results, for the three months ended December 31, 2017 and 2016, for the components of the Company designated as discontinued operations:

	Three months ended
	December 31, 2017	December 31, 2016
Revenues:
Unrealized gain (loss) on structured settlements	$244,000	$(1,682,000)
Interest income on structured settlements	2,005,000	1,901,000

Total revenues	2,249,000	219,000
Other income	11,000	15,000

	2,260,000	234,000
Expenses:
General and administrative expenses	1,560,000	1,488,000
Interest expense	824,000	932,000

	2,384,000	2,420,000

Loss from discontinued operations before income tax	(124,000)	(2,186,000)
Income tax benefit from discontinuing operations	(44,000)	(928,000)
Loss from discontinued operations, net of income tax	$(80,000)	$(1,258,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (Continued)

Prior to its sale, we, through CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized gains recognized for the three months ended December 31, 2017, approximately $0.2 million is due to day one gains on new structured settlements financed during the period. There were no other changes in assumptions during the period.  Of the $1.7 million of unrealized losses recognized in the three months ended December 31, 2016 approximately $2.1 million was due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million in realized gains recognized as realized interest income on structured settlements, and a reduction in fair value of $3.3 million during the period.

We elected the fair value treatment under ASC 825-10-50-28 through 50-32 to be transparent to the user regarding the underlying fair value of the structured settlement which collateralizes the debt of CBC. The Company believes any change in fair value is driven by market risk as opposed to credit risk associated with the underlying structured settlement annuity issuer.

The purchased personal injury structured settlements result in payments over time through an annuity policy. Most of the annuities acquired involve guaranteed payments with specific defined ending dates. CBC also purchases a small number of life contingent annuity payments with specific ending dates but the actual payments to be received could be less due to the mortality risk associated with the measuring life. CBC records a provision for loss each period. The life contingent annuities were not a material portion of assets at September 30, 2017.

CBC purchased structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funds the purchases primarily from cash, its revolving line of credit, and its securitized debt, issued through its Blue Bell Receivables (“BBR”) subsidiaries.

On April 7, 2017, CBC, through its subsidiary BBRVII, LLC, issued approximately $18.3 million of fixed rate asset backed notes with a yield of 5.0% and a stated maturity date of January 15, 2069.

On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (“Assignee”). The Assignment Agreement provided for the sale of a portion of the Company’s life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company realized a loss from the sale of $5.4 million during the year ended September 30, 2017.

On April 28, 2017, CBC entered into the Tenth Amendment, extending the line of credit to June 30, 2017. Other terms and conditions of the Ninth Amendment, in effect as of March 31, 2017, remains unchanged.

Structured settlements consist of the following as of December 31, 2017 and September 30, 2017:

	December 31 , 2017	September 30, 2017
Maturity (1) (2)	$—	$139,107,000
Unearned income	—	(52,136,000)
Structured settlements, net	$—	$86,971,000

(1)	The maturity value represents the aggregate unpaid principal balance September 30, 2017.
(2)	There is approximately $0.3 million of structured settlements that are past due, or in non-accrual status at September 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (Continued)

Encumbrances on structured settlements as of December 31, 2017 and September 30, 2017 are as follows:

	Interest Rate	December 31 , 2017	September 30, 2017
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$—	$1,607,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	—	3,612,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	—	3,891,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	—	17,390,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	—	13,389,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	—	13,001,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069	5.00%	—	17,456,000
$25,000,000 revolving line of credit	4.25%	—	8,589,000
Encumbered structured settlements		—	78,935,000
Structured settlements not encumbered		—	8,036,000
Total structured settlements		$—	$86,971,000

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

 As of September 30, 2017, the remaining debt amounted to $78.9 million, which consisted of $8.6 million drawdown from a line of credit from an institutional source and $70.3 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. During December 2017, the other debt associated with CBC was sold along with CBC's other assets and liabilities.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 —Note Receivable

Pursuant to Purchase Agreement, dated as of December 13, 2017, between the Purchaser and CBC, CBC sold to the Purchaser all of the issued and outstanding equity capital of CBC for $10.3 million. In conjunction with this sale the Company received $4.5 million in cash, and a Promissory Note (the “Note”) for $5.8 million from the Purchaser. The Note bears interest at 7% per annum, payable in quarterly installments of principle and interest through December 13, 2020, and is secured pursuant to a Service Agreement (the “Service Agreement”) with an affiliate of the Purchaser. Under the Service Agreement the Company has a first priority security interest and lien on all servicing fees received by the affiliate. As of December 31, 2017 the Purchaser is current on all its obligations under the Note, and the principle amount outstanding on this Note is $5.3 million. As of December 31, 2017, the Company had received the payment due on this note prior to its due date of March 13, 2018. Accordingly, the Company recorded a liability of $80,000 in its consolidated balance sheet as of December 31, 2017, which represented prepaid interest on this Note. See Note 7 - Discontinued Operations.

 Note 9 — Other Liabilities

Other liabilities as of December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017	September 30, 2017
Accounts payable and accrued expenses	$1,146,000	$1,835,000
Lawsuit reserve (see Note 10 – Commitments and Contingencies – Legal Matters)	2,345,000	3,145,000

Total other liabilities	$3,491,000	$4,980,000

Note 10—Commitments and Contingencies

Employment Agreements

The employment contracts of the original two CBC principals expired at the end of December 2016. The Company did not renew those contracts. Ryan Silverman was appointed CEO/General Counsel, effective January 1, 2017. The Company is no longer contractually obligated on any CBC employment agreements, as they were sold with the entity.

Effective November 11, 2016, the Company entered into a five year employment agreement with Mr. Preece that could be terminated with or without “cause” (as defined in the Employment Agreement) and could resign with or without “good reason” (as defined in the Employment Agreement). If Mr. Preece was terminated without “cause” or resigned for “good reason” he would have received severance equal to two years of his base salary.

As of July 17, 2017, Mr. Preece was no longer employed as Chief Executive Officer of Simia. On an interim basis Gary Stern, Chairman, Chief Executive Officer and President of the Company, assumed the responsibilities of Simia’s Chief Executive Officer. No amounts were paid for any severance or bonus under his contract.

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, and Louisville, KY. The Conshohocken, PA leased facility was transferred to the buyer of CBC in December 2017, and the Company was released of all future obligations under the lease.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Commitments and Contingencies (continued)

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

The Company reassessed the situation at September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which was made during the year ended September 30, 2016. The Company reviewed the case as of December 31, 2017 and deemed that the $2.3 million reserve remained sufficient. See Note 19 - Subsequent Events.

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

The Company filed a lawsuit in Delaware state court against a third party servicer arising from the third party servicer’s failure to pay the Company certain amounts that are due the Company under a servicing agreement. The third party servicer filed a counterclaim in the Delaware action alleging that the Company owes certain amounts to the third party servicer for court costs pursuant to an alleged arrangement between the companies. The Company believes that it has meritorious defenses against this counterclaim and will continue to vigorously defend itself against any such action. See Note 19 - Subsequent Events.

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

Note 11—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended December 31, 2017 was 35.4%, compared to 70.3% in the same period of the prior year. The effective rate for fiscal 2017 was comparable to the U.S. federal statutory rate of 35%. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. Given the tax rate reduction, the Company remeasured its U.S. federal and state deferred tax assets and liabilities which resulted in decreasing the Company’s net deferred tax assets by approximately $3.5 million. This adjustment is recorded as a one-time charge to income taxes for the three months ended December 31, 2017.

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions. The Company's federal returns for the year September 30, 2014 and 2015 are currently being audited by the Internal Revenue Service. The tax returns for fiscal year 2016 are subject to examination. The Company does not have any uncertain tax positions.

 Note 12—Net Loss per Share

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 12—Net (loss) Income per Share (Continued)

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2017 and 2016:

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016
Loss from continuing operations	$(2,589,000)	$(1,688,000)

Loss from discontinued operations	(80,000)	(1,258,000)

Net loss	$(2,669,000)	$(2,946,000)

Basic loss per common share from continuing operations	$(0.39)	$(0.14)
Basic loss per common share from discontinued operations	(0.01)	(0.11)
Basic loss per share	$(0.40)	$(0.25)

Diluted loss per common share from continuing operations	$(0.39)	$(0.14)
Diluted loss per common share from discontinuing operations	(0.01)	(0.11)
Diluted loss per share	$(0.40)	$(0.25)

Weighted average number of common shares outstanding:
Basic	6,623,815	11,876,224
Dilutive effect of stock options	—	—
Diluted	6,623,815	11,876,224

Note 13—Stock Option Plans

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, an award of 245,625 shares of restricted stock, and has cancelled 80,268 options, leaving 1,293,843 shares available as of December 31, 2017. At December 31, 2017, 87 of the Company’s employees were able to participate in the 2012 Plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Stock Option Plans (Continued)

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

On June 8, 2017, the Compensation Committee granted 56,600 stock options, with a grant date fair value of $6.55 to an officer and employees of the Company, of which 10,000 options vested immediately, 10,000 options vest on January 1, 2018, 10,000 options vest on January 1, 2019 and the remaining 26,600 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	1.86%
Expected term (years)	5.97
Expected volatility	26.27%
Forfeiture rate	3.49%
Dividend yield	0.00%

Summary of the Plans

Compensation expense for stock options and restricted stock is recognized over the vesting period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan (the “Plans”):

	Three Months Ended December 31 ,
	2017		2016
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	880,567	$8.05	949,667	$8.47
Options forfeited/cancelled	(500)	8.02	(52,500)	14.16
Outstanding options at the end of period	880,067	$8.05	897,167	$8.14
Exercisable options at the end of period	861,560	$8.05	844,829	$8.15

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Stock Option Plans (Continued)

The following table summarizes information about the Plans outstanding options as of December 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	3,800	1.3	$2.95	3,800	$2.95
$5.7501	-	$8.6250	759,267	4.7	7.87	740,760	7.86
$8.6251	-	$11.5000	117,000	5.1	9.39	117,000	9.39

			880,067	4.8	$8.05	861,560	$8.05

The Company recognized $79,000 and ($6,000) of compensation (benefit) expense related to the stock option grants during the three month periods ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $33,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 1.0 years.

The intrinsic value of the outstanding and exercisable options as of December 31, 2017 was approximately $75,000 and $75,000, respectively. The weighted average remaining contractual life of exercisable options is 4.7 years. There were no options exercised during the three month periods ended December 31, 2017 and 2016. The fair value of the stock options that vested during the three month periods ended December 31, 2017 and 2016 was approximately $488,000 and $657,000, respectively. There were no options granted during the three months ended December 31, 2017 and 2016.

 Note 14—Stockholders’ Equity

 Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of December 31, 2017, there were no such restrictions. No dividends were declared during the three months ended December 31, 2017 and 2016. See Note 19 - Subsequent Events.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Rights and Rights Agreement expired on June 1, 2018.

Note 15—Fair Value of Financial Measurements and Disclosures

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2017		September 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$1,000	$1,000	$68,000	$68,000
Available-for-sale investments (Level 1)	5,577,000	5,577,000	5,511,000	5,511,000
Consumer receivables acquired for liquidation (Level 3)	6,010,000	29,694,000	6,841,000	32,603,000

The following assets were reclassified to discontinued operations as of September 30, 2017.

	September 30, 2017
	Carrying Amount	Fair Value
Financial asset
Structured settlements (Level 3)	$86,971,000	$86,971,000

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the three months ended December 31, 2017. The Company had no Level 2 or Level 3 available-for-sale investments during the three months ended December 31, 2017.

Consumer receivables acquired for liquidation – The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for consumer receivables based on variables fully described in Note 3 - Consumer Receivables Acquired for Liquidation. These cash flows are discounted to determine the fair value.

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized losses recognized in the three month period ended December 31, 2017, approximately $0.2 million is due to day one gains on new structured settlements financed during the period.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Fair Value of Financial Measurements and Disclosures (continued)

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

The changes in financial instruments at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2017 were as follows:

Carrying Amount
Balance at September 30, 2017	$86,971,000
Structured settlements sold in conjunction with sale of CBC on December 13, 2017	(86,971,000)
Structured Settlements as of December 31, 2017	$—

Realized and unrealized gains and losses in structured settlements included in earnings from discontinued operations in the accompanying consolidated statements of operations for the three months ended December 31, 2017 are reported in the following revenue categories:

Total gains included in the three months ended December 31, 2017	$244,000
Change in unrealized gains relating to assets still held at December 31, 2017	$—

Note 16—Segment Reporting

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

•

Personal injury claims (Equity Method of Accounting)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to collect on its current portfolio of advances. Simia's activity for the year ended September 30, 2017 are included in this segment, along with that of the Company's equity investment in Pegasus. The Company is continuing its personal injury claims business in a new entity which is in the process of being formalized. See Note 19- Subsequent Events.

•

Social Security benefit advocacy – GAR Disability and Five Star are advocacy groups representing individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security and Veterans Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes and other assets.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Segment Reporting (continued)

The following table shows results by reporting segment for the three month periods ended December 31, 2017 and 2016.

(Dollars in millions)	Consumer Receivables	Social Security Benefit Advocacy	Personal Injury Claims (2)	Corporate (3)	Total

Three Months Ended December 31,
2017:
Revenues	$4.2	$0.9	$0.1	$—	$5.2
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.7	—	(0.1)	(2.2)	1.4
Segment Assets(1)	19.7	1.1	55.6	39.3	115.7
2016:
Revenues	4.1	$1.4	$—	$—	$5.5
Other income	—	—	—	0.4	0.4
Segment profit (loss)	3.2	(0.9)	0.4	(3.7)	(1.0)
Segment Assets(1) (4)	17.6	1.4	49.2	188.3	256.5

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $94.5 million of assets related to discontinued operations as of December 31, 2016.

 Note 17 - Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	Three Months Ended December 31, 2017			Year Ended September 30, 2017
	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$7,000	$11,000	$18,000	$624,000	$179,000	$803,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($14,000) and $112,000 at December 31 2017, and September 30, 2017, respectively.	-	29,000	29,000	-	(168,000)	(168,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $0 and $8,000 at December 31, 2017, and September 30, 2017, respectively.	(7,000)	-	(7,000)	(10,000)	-	(10,000)
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $0 and $404,000 at December 31, 2017, and September 30, 2017, respectively.	-	-	-	(607,000)	-	(607,000)

Net current-period other comprehensive income (loss)	(7,000)	29,000	22,000	(617,000)	(168,000)	$(785,000)

Ending balance	$-	$40,000	$40,000	$7,000	$11,000	$18,000

	Three Months ended December 31, 2016
	Unrealized gain (loss) on marketable securities	(Restated) Foreign currency translation, net	Total
Beginning Balance	$624,000	$179,000	$803,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($12,000) and $25,000 at December 31 2016, and September 30, 2016, respectively.	-	18,000	18,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $826,000 and ($529,000) at December 31 2016, and September 30, 2016, respectively.	(1,239,000)	-	(1,239,000)
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $18,000 and $24,000 at December 31 2016, and September 30, 2016, respectively.	(27,000)	-	(27,000)

Net current-period other comprehensive (loss) income	(1,266,000)	18,000	(1,248,000)

Ending balance	$(642,000)	$197,000	$(445,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Related Party Transactions

 On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo will provide consulting services, as described above. The compensation is to be paid quarterly. For the three months ended December 31, 2017 and 2016, the Company paid Piccolo $0 and $20,000 for such services, respectively. The consulting agreement with Piccolo terminated on September 30, 2017, and was not renewed.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, receives a fee from Pegasus which is calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired December 28, 2016, and, thereafter, by PLF and its affiliates.  For three months ended December 31, 2016, Pegasus paid ALP $33,000, which includes fees and interest paid during the period. As of December 31, 2017 and September 30, 2017, the Company owed Piccolo $0 and $66,000, respectively, which was recorded in other liabilities on the Company’s consolidated balance sheet at September 30, 2017.

In June 2015, CBC entered into an asset purchase agreement with Fortress Funding, LLC (“Fortress”) to acquire an interest in certain tangible and intangible assets of Fortress, which included customer lists, equipment and other intellectual property. In consideration for these assets CBC agreed to pay Fortress $0.5 million, as well as up to an additional $1.2 million based on conversion of customers from the acquired lists obtained in the transaction. Fortress is owned by Michelle Silverman, the wife of Ryan Silverman, who in connection with the agreement was offered employment as General Counsel of CBC. For the three months ended December 31, 2017 and 2016, the Company paid Fortress $0 and $0.1 million, respectively. As of December 31, 2017 and September 30, 2017, the Company did not have a liability due to Fortress. As of December 13, 2017, the date CBC was sold, Fortress was no longer deemed to be a related party.

Note 19—Subsequent Events

Legal Matters

On January 23, 2018, the Company paid $2.3 million as a global settlement in conjunction with the punitive class action complaint filed against the Company, and one of its third-party law firm servicers. This payment represented the Company's portion of the total settlement of $4.6 million, which was split with the third-party law firm. See Note 10 - Commitments and Contingencies.

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

Personal Injury Claims Funding

On March 16, 2018, the Company formed Practical Funding, LLC (“Practical Funding”), a wholly owned subsidiary, to continue its personal injury claim funding business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included or incorporated by reference in this report, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), EMIRIC, LLC (“EMIRIC”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), Simia Capital, LLC (“Simia”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our 80% owned, 50% controlled equity investment in Pegasus Funding, LLC (“Pegasus”) and our wholly owned subsidiary Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtains and represents individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Veteran's Administration.

Pegasus provided funding for individuals in need of short term funds pending insurance settlements of their personal injury claims. The funds are recouped when the underlying insurance settlements are paid. The long periods of time taken by insurance companies to settle and pay such claims resulting from lengthy litigation and the court process is fueling the demand for such funding. For the periods covered by this report, the Company and PLF each maintained 50% voting rights in this entity. For the periods covered by this report, we accounted for our investment in Pegasus under the equity method of accounting.

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”), which by its terms was set to expire at the end of December 2016. Pegasus continues to remain in operation to only collect its current portfolio of advances, but has not funded any new advances after December 28, 2016.

On December 13, 2017, the Company sold all of the issued and outstanding equity capital of CBC, its wholly owned subsidiary engaging in structured settlements. As a result of this sale all prior periods presented in the Company's consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 7 - Discontinued Operations in the Company's notes to the consolidated financial statements.

The Company operates principally in the United States in three reportable business segments: consumer receivables, personal injury claims and social security benefit advocacy. The Company previously operated a fourth segment when it engaged in the structured settlements business through CBC, prior to its sale on December 13, 2017.

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

•

Personal injury claims (Equity Method of Accounting)   – Pegasus Funding, LLC, purchases interests in personal injury claims from claimants who are a party to personal injury litigation. Pegasus advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Effective January 2017, Simia commenced funding personal injury settlement claims while Pegasus will not fund any new advances, and will remain in operation to continue to collect on its current portfolio of advances. Simia's activity for the three months ended December 31, 2017 are included in this segment, along with that of the Company's equity investment in Pegasus. The Company is continuing its personal injury claims business in a new entity that is in the process of being formed. See Note 19 - Subsequent Events in the Company's consolidated notes to financial statements.

•

Social Security benefit advocacy – GAR Disability Advocates and Five Star are advocacy groups which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security and Veterans   Administration.

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three month periods ended December 31, 2017 and 2016. The personal injury claims segment accounts for Pegasus under the equity method, while Simia is a consolidated entity. The following table summarizes total revenues by percentage from the three lines of business for the three month periods ended December 31, 2017 and 2016:

	Three Month Periods Ended December 31,
	2017	2016
Finance income (consumer receivables)	79.9%	75.2%
Personal injury claims	2.7%	—%
Social Security benefit advocacy	17.4%	24.8%
Total revenues	100.0%	100.0%

Information about the results of each of the Company’s reportable segments for the three month periods ended December 31, 2017 and 2016, reconciled to the consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Benefit Advocacy	Personal Injury Claims (2)	Corporate(3)	Total

Three Months Ended December 31,
2017:
Revenues	$4.2	$0.9	$0.1	$—	$5.2
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.7	—	(0.1)	(2.2)	1.4
Segment Assets(1)	19.7	1.1	55.6	39.3	115.7
2016:
Revenues	4.1	$1.4	$—	$—	$5.5
Other income	—	—	—	0.4	0.4
Segment profit (loss)	3.2	(0.9)	0.4	(3.7)	(1.0)
Segment Assets(1) (4)	17.6	1.4	49.2	188.3	256.5

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company records Pegasus as an equity investment in its consolidated financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment
(4)	Included in Corporate are approximately $94.5 million of assets related to discontinued operations as of December 31, 2016.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Litigation Funding

In 2011, the Company purchased an 80% interest in Pegasus. “PLF”, an unrelated third party, holds the other 20% interest. The Company accounts for this investment under the equity method of accounting. See Note 4 - Litigation Funding. The Company is committed to loan up to $22.4 million per year to Pegasus for a term of five years, all of which is secured by the assets of Pegasus. These loans will provide financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus would continue in existence in order to collect advances on its existing Portfolio. The Company would fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus would be distributed to its members in the order provided for in the Operating Agreement. The Company will be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which would be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced would be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties thereto have also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the operating agreement.

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of December 31, 2017 there was approximately $37.8 million in cash that was restrained under the Emergent Award. The Company has as equity method investment in Pegasus. See Note 5 - Litigation Funding.

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

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with PLF. As of December 31, 2017, the Company’s net investment in personal injury cases under the equity method was approximately $51.4 million, and Simia's personal injury claim advances were approximately $3.2 million.

On March 16, 2018, the Company formed Practical Funding, a wholly owned subsidiary, to continue its personal injury claim funding business.

 On May 8, 2012, EMIRIC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of December 31, 2017, BPCM had fully reserved against its invested amount of approximately $2.5 million. There was no income recognized in the three month periods ended December 31, 2017 and 2016.

In 2012, the Company provided a $1.0 million revolving line of credit to partially fund BP Divorce Funding’s operations with such loan bearing interest at the prevailing prime rate with an initial term of twenty four months. In September 2014, the agreement was revised to extend the term of the loan to August 2017, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. The revolving line of credit is collateralized by BP Divorce Funding’s profits share in the venture and other assets. Effective August 14, 2017, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off to general and administrative expenses on the consolidated statement of operations during the year ended September 30, 2017.

Disability Advocacy Business

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtain and represent individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Veteran's Administration.

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

Prior to its sale, CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related settlement. Changes in fair value are recorded in unrealized gain (loss) in structured settlements in our statements of income.

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

Results of Operations

Three Months Ended December 31, 2017, Compared to the Three Months Ended December 31, 2016

 Finance income. For the three months ended December 31, 2017, finance income increased $0.1 million, or 3%, to $4.2 million from $4.1 million for the three months ended December 31, 2016. The increase in finance income is due to collections on portfolios that had been previously in the cost recovery stage, but recently have become zero basis portfolios where collections are recorded as revenue rather than a return of the cost of acquiring the portfolios.   During the three months ended December 31, 2017, the Company did not purchase any consumer portfolios. Net collections for the three months ended December 31, 2017 decreased 21.0% to $4.9 million from $6.2 million for the three months ended December 31, 2016.  For the three months ended December 31, 2017 gross collections decreased 21.1% or $2.4 million to $9 million from $11.4 million for the three months ended December 31, 2016. For the three months ended December 31, 2017 commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased 14.9% or $0.7 million to $4 million from $5.2 million for the three months ended December 31, 2016. Commissions and fees amounted to 45% of gross collections for the three months ended December 31, 2017, compared to 45.6% for the three months ended December 31, 2016 resulting from higher percentage of commissionable collections in the current year.

Social security benefit advocacy fee income. Disability fee income decreased $0.5 million, or 35.7%, to $0.9 million for the three months ended December 31, 2017 from $1.4 million for the three months ended December 31, 2016, due to a decrease in disability claimants cases closed with the Social Security Administration during the current year period.

Earnings (loss) from equity method investee. Earnings from equity method investee remained consistent period over period, as the Company continues to liquidate its existing portfolio.

Other income, net. The following table summarizes other income for the three months ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Interest and dividend income	$31,000	$296,000
Realized gain	—	133,000
Other	3,000	22,000
	$34,000	$451,000

During the three months ended December 31, 2017, interest income was primarily earned on the Company's note receivable from its sale of CBC.

General and administrative expenses.  For the three months ended December 31, 2017, general and administrative expense decreased $3.1 million, or 42.5%, to $4.2 million from $7.3 million for the three months ended December 31, 2016, primarily due to a decrease in professional fees of $1.5 million primarily related to the Mangrove matter, personnel related of $0.7 million, GAR advertising of $0.3 million, collection expenses of $0.3 million and favorable foreign exchange of $0.2 million.

Segment profit – Consumer Receivables. Segment profit increased $0.5 million to $3.7 million for the three months ended December 31, 2017 from $3.2 million for the three months ended December 31, 2016. This increase in profitability is a result of increased revenue of $0.1 million, and a reduction in collection expenses and administrative salaries of $0.2 million and $0.1 million, respectively.

Segment loss – Personal Injury Claims. Segment loss was $0.1 million for the three months ended December 31, 2017, which was a decrease from the prior three months ended December 31, 2016 of $0.5 million. Simia had a loss of $0.4 million for the current period, comprised of $0.1 million in revenue, offset by $0.5 million in bad debt write offs of personal claim advances. The loss of $0.4 million from Simia, was substantially offset by the $0.4 million in earnings from the Company's equity investment.

Segment loss – Social Security benefit advocacy. The Segment loss was $18,000 for the three months ended December 31, 2017 as compared to a $0.9 million segment loss for the three months ended December 31, 2016. This reduced loss of $0.9 million in the current fiscal year is primarily the result of reduction in expenses associated with advertising of $0.3 million, personnel related of $0.6 million and office and outside services of $0.5 million, partially offset by reduced revenue of $0.5 million .

Discontinued Operations. Structured settlement income of $2.2 million includes $0.2 million of unrealized gains and $2.0 million of interest income for the three months ended December 31, 2017. Structured settlement income of $0.2 million included $1.7 million of unrealized losses and $1.9 million of interest income for the three months ended December 31, 2016. This increase in income is the result of a reduction in unrealized losses during the current period. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements. Of the $0.2 million of unrealized gains recognized for the three months ended December 31, 2017, approximately $0.2 million is due to day one gains on new structured settlements financed during the period.

Loss from discontinued operations was $0.1 million for the three months ended December 31, 2017 compared to loss from discontinued operations of $1.3 million for the three months ended December 31, 2016. The $0.5 million decrease is a result of the sale of CBC on December 13, 2017, which limited the amount activity in the current quarter leading up to the sale.

Income tax (benefit) expense . Income tax expense, consisting of federal and state components, for three months ended December 31, 2017, was $3.6 million. In response to the Tax Cuts and Jobs Act signed in December 2017, the Company remeasured its U.S. federal and state deferred tax assets and liabilities which resulted in decreasing the Company’s net deferred tax assets by approximately $3.5 million. This adjustment is recorded as a one-time charge to income taxes for the three months ended December 31, 2017. For the three months ended December 31, 2017 and 2016, the Company recorded $0.5 million and $0.7 million, respectively, in income tax expense.

Net loss. As a result of the above, the Company had a net loss for the three months ended December 31, 2017 of $2.7 million compared to $2.9 million for the three months ended December 31, 2016.

 Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the liquidation of our personal injury claim portfolios. Our primary uses of cash include costs involved in the collection of consumer receivables, and to support day-to-day operations of the Company.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of December 31, 2017, the Company recorded a liability to BMO of approximately $0.2 million. The funds were subsequently remitted to BMO on January 10, 2018. The liability to BMO is recorded when actual collections are received.

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

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with Pegasus and PLF. The Company and PLF have decided not to renew the Pegasus joint venture that by its terms was scheduled to terminate on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus would continue in existence in order to collect advances on its existing Portfolio. The Company would fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus would be distributed to its members in the order provided for in the Operating Agreement. The Company will be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which would be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced would be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. As of December 31, 2017 there was approximately $37.8 million in cash that was restrained under the Emergent Award.

On July 17, 2017, an arbitration panel was confirmed, and a hearing date has been scheduled for August 25, 2017 on the Company's motion to have PLF removed from managing Pegasus and replacing them with Company designated representatives, and to permit disbursements to the Company in accordance with the Operating and Liquidation Agreements.

On January 12, 2018, the Company, ASFI and Fund Pegasus entered into a Settlement Agreement and Release (the “Settlement Agreement”) by and among the Company, ASFI, Fund Pegasus, Pegasus, the Seller, Max Alperovich, Alexander Khanas, Larry Stoddard, III, Louis Piccolo and A.L. Piccolo & Co., Inc., a New York corporation. The Settlement Agreement released certain claims in exchange for, among other things, the parties' entry into the Purchase Agreement.

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”). Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus, which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. After the additional purchase of the minority member's 20% share, the Company became the 100% owner of Pegasus.

Divorce Funding

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. BPCM provides non-recourse funding to a spouse in a matrimonial action. The Company provided a $1.0 million revolving line of credit to partially fund BPCM’s operations, with such loan bearing interest at the prevailing prime rate, with an initial term of twenty-four months. In September 2014, the agreement was revised to extend the term of the loan to August 2017, increase the credit line to $1.5 million and include a personal guarantee of the principal of BP Divorce Funding. Effective August 14, 2016, the Company extended its revolving line of credit with BP Divorce Funding until March 31, 2017, at substantially the same terms as the September 2014 amendment. On April 1, 2017, BP Divorce Funding defaulted on this agreement, and as such, the loan balance of approximately $1.5 million was deemed uncollectible and was written off to general and administrative expenses on the consolidated statement of operations during the year ended September 30, 2017.

As of December 31, 2017, BPCM had fully reserved against its invested amount of approximately $2.5 million.

Discontinued Operations – Structured Settlements

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC, its wholly owned subsidiary engaging in structured settlements, for an aggregate purchase price of approximately $10.5 million. Of the aggregate purchase price, approximately $4.49 million was paid in cash, and $5.75 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The Company recognized a loss of approximately $2.4 million on the above sale of CBC for the year ended September 30, 2017.

Cash Flow

At December 31, 2017, our cash increased $5.6 million to $23.2 million from $17.6 million at September 30, 2017.

Net cash provided by operating activities was $0.9 million during the three month period ended December 31, 2017, as compared to $5.3 million used in operating activities for the three month period ended December 31, 2016, primarily resulting from decrease in deferred tax assets, and decrease in prepaid and income tax receivable in the current period. Net cash provided by investing activities was $3.6 million during the three month period ended December 31, 2017, as compared to $3.3 million used in investing activities during the three month period ended December 31, 2016. The change in cash provided by investing activities is primarily due to the proceeds from the sale of CBC, and the cash used in the Company's equity investment. Cash provided by financing activities during the three months ended December 31, 2017 was $1.4 million, as compared to $4.1 million provided by financing activities in the same 2016 period. The change reflects the lesser amount of cash provided by discontinued operations.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

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

The Company has completed its initial assessment of the new standard, including a detailed review of the Company’s revenue streams to identify potential differences in accounting as a result of the new standard, and selected the modified retrospective method. Based on the Company’s initial assessment, we do not believe that the adoption of the standard and related amendments will have a significant impact on our revenue recognition patterns, assuming that our revenue streams will be similar to those currently in place are in effect at the time of our adoption. Through the date of adoption, we will continue to evaluate the impacts of the standard to ensure that our preliminary conclusions continue to remain accurate. Additionally, we will continue our assessment of the impact of the standard on our financial statement disclosures which are expected to be more extensive based on the requirements of the new standard.

In January 2016, the FASB issued Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Upon adoption of this ASU, the Company's investments will no longer be classified as available for sale, and changes to fair value will be reflected in the Company's consolidated statements of operations.

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

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting , which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued Update No. 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2019. Upon adoption, the Company expects that it will accelerate the recording of its credit losses in its financial statements.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The impact of this update will not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this update will not have a material impact on the Company's consolidated financial statements.

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

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective on December 31, 2017 due to the material weaknesses described below:

1.     The Company did not maintain effective internal controls over financial reporting disclosures specifically associated with concentrations, foreign transactions, significant entities and related party transactions. The material weaknesses related to financial reporting disclosures associated with significant and related party transactions at the subsidiary level, were first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and was also identified as a material weakness in connection with the preparation of this Report.

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

●

Since the original determination regarding the material weakness associated with significant and related party transactions at the subsidiary level, the Company has installed contract management software to manage all of its contracts and associated obligations under those contracts. Management from each department has been trained on the software, and all contracts require approvals of designated managers and the accounting department prior to execution. All contracts are reviewed by accounting personnel with requisite experience in identifying complex accounting transactional and disclosure issues,

2.     The Company did not maintain effective internal controls over regulatory compliance; specifically the Company did not have an effective whistleblower hotline or a formalized Foreign Corrupt Practices Act Policy.

Planned Remedial Actions:

●

While the Company has implemented a whistleblower hotline it believes will be effective, management will develop a formalized plan to test the independent system on a regular basis to ensure regulatory compliance.

●	The Company will formalize its Foreign Corrupt Practices Act Policy, and will ensure all employees are trained on, and adhere to the policy.

3.     The Company lacks a formal policy to assess the adequacy of the design and operating effectiveness of controls related to certain of the Company’s subsidiaries, third party service providers and third party advocates.

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

 4.     The Company did not maintain effective internal controls over accounting for complex transactions specifically associated with equity method investments.

Planned Remedial Actions:

●

The Company plans to develop policies, procedures, and controls to ensure the proper accounting for complex technical issues are identified, researched and brought to management's attention. The Company will also ensure that the appropriate personnel are appropriately trained on new and existing accounting pronouncements, Company policies, procedures, and controls.

5.     The Company did not maintain effective internal controls over accounting for foreign transactions specifically associated with accounting for transaction and translation adjustments, unallocated payments and cutoff.

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

b. Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the first quarter of fiscal year 2018 have materially affected, or are reasonably likely to affect, our internal control over financial reporting. During the first quarter of 2018, and prior to the sale of CBC, the Company put a process in place to ensure that the Company retain third-party specialists to perform independent valuations of its structured settlements. Management has concluded that there have been no other changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2017 filed with the SEC on October 12, 2018. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

2.3#

Securities Purchase Agreement, dated December 13, 2017, by and between Asta Funding, Inc., and CBC Holdings LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

2.4#

Membership Interest Purchase Agreement, dated January 12, 2018, by and between ASFI Pegasus Holdings, LLC and Pegasus Legal Funding, LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 18, 2018).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.4	Amendment to Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

4.1

Certificate of Designation of Series A Junior Participating Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

4.2

Rights Agreement, dated May 5, 2017, by and between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC (incorporated by reference to Exhibit 4.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

10.1	Secured Promissory Note, dated as of December 13, 2017, by and between CBC Holdings LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

10.2	Guarantee, dated as of December 13, 2017, by and among 777 Partners, LLC and SuttonPark Capital LLC, for and on behalf of Asta Funding, Inc. (incorporated by reference to Exhibit 10.3 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

10.3	Security Agreement, dated as of December 13, 2017, by and between SuttonPark Servicing LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.4 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017)

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith.

**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act

#

Indicates schedules or exhibits have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. Asta Funding, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: November 15, 2018	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2018	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

2.3#

Securities Purchase Agreement, dated December 13, 2017, by and between Asta Funding, Inc., and CBC Holdings LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

2.4#

Membership Interest Purchase Agreement, dated January 12, 2018, by and between ASFI Pegasus Holdings, LLC and Pegasus Legal Funding, LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 18, 2018).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.4	Amendment to Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on January 9, 2017).

4.1

Certificate of Designation of Series A Junior Participating Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

4.2

Rights Agreement, dated May 5, 2017, by and between Asta Funding, Inc. and American Stock Transfer & Trust Co., LLC (incorporated by reference to Exhibit 4.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 5, 2017).

10.1

Secured Promissory Note, dated as of December 13, 2017, by and between CBC Holdings LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

10.2	Guarantee, dated as of December 13, 2017, by and among 777 Partners, LLC and SuttonPark Capital LLC, for and on behalf of Asta Funding, Inc. (incorporated by reference to Exhibit 10.3 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

10.3	Security Agreement, dated as of December 13, 2017, by and between SuttonPark Servicing LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.4 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017)

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith.

**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act

#

Indicates schedules or exhibits have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K. Asta Funding, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.