Form 10-Q
period 2018-03-31
ASTA FUNDING INC
filed 2018-11-15
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act. (Check one):

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

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousands, except share data)

	(Unaudited)
	March 31, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$26,647,000	$17,591,000
Available for sale investments (at fair value)	5,571,000	5,511,000
Consumer receivables acquired for liquidation (at cost)	5,525,000	6,841,000
Investment in personal injury claims, net	15,994,000	3,704,000
Due from third party collection agencies and attorneys	871,000	819,000
Prepaid and income taxes receivable	8,094,000	9,090,000
Furniture and equipment, net	92,000	124,000
Equity method investment	—	50,474,000
Note receivable	5,271,000	—
Deferred income taxes	9,216,000	12,696,000
Goodwill	1,410,000	1,410,000
Other assets	1,515,000	1,043,000
Assets related to discontinued operations	—	92,235,000

Total assets	$80,206,000	$201,538,000

LIABILITIES
Other liabilities	$1,946,000	$4,980,000
Liabilities related to discontinued operations	—	81,751,000

Total liabilities	1,946,000	86,731,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at March 31, 2018 and 13,398,108 at September 30, 2017; and outstanding 6,685,415 at March 31, 2018 and 6,623,815 at September 30, 2017	135,000	134,000
Additional paid-in capital	68,534,000	68,047,000
Retained earnings	76,735,000	113,736,000
Accumulated other comprehensive (loss) income, net of tax	(16,000)	18,000
Treasury stock (at cost) 6,774,293 shares at March 31, 2018 and at September 30, 2017	(67,128,000)	(67,128,000)

Total stockholders’ equity	78,260,000	114,807,000

Total liabilities and stockholders’ equity	$80,206,000	$201,538,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues:
Finance income, net	$4,101,000	$3,930,000	$8,286,000	$8,025,000
Personal injury claims income	469,000	10,000	610,000	10,000
Disability fee income	1,149,000	1,502,000	2,060,000	2,856,000
Total revenues	5,719,000	5,442,000	10,956,000	10,891,000
Other income (loss), net - includes $0 and ($948,000) during the three month periods ended March 31, 2018 and 2017, and $0 and ($993,000) during the six month periods ended March 31, 2018 and 2017, respectively, of accumulated other comprehensive loss reclassification for securities sold	69,000	(667,000)	103,000	(216,000)
	5,788,000	4,775,000	11,059,000	10,675,000
Expenses:
General and administrative	3,299,000	12,251,000	7,511,000	19,546,000
Loss on acquisition of minority interest	1,420,000	—	1,420,000	—
Interest	2,000	32,000	2,000	32,000
(Earnings) loss from equity method investment	(493,000)	355,000	(845,000)	(49,000)
	4,228,000	12,638,000	8,088,000	19,529,000
Income (loss) from continuing operations before income tax	1,560,000	(7,863,000)	2,971,000	(8,854,000)
Income tax expense/(benefit) - includes tax benefit of $0 and $379,000 during the three month periods ended March 31, 2018 and 2017 and $0 and $397,000 during the six month periods ended March 31, 2018 and 2017, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	540,000	(947,000)	4,540,000	(250,000)
Net income (loss) from continuing operations	1,020,000	(6,916,000)	(1,569,000)	(8,604,000)
Net loss from discontinued operations, net of income tax	—	(1,058,000)	(80,000)	(2,316,000)
Net income (loss)	$1,020,000	$(7,974,000)	$(1,649,000)	$(10,920,000)
Net earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.15	$(0.71)	$(0.24)	$(0.80)
Basic earnings (loss) per share from discontinued operations	—	(0.11)	(0.01)	(0.21)
Basic earnings (loss) per share	$0.15	$(0.82)	$(0.25)	$(1.01)
Diluted earnings (loss) per share from continuing operations	$0.15	$(0.71)	$(0.24)	$(0.80)
Diluted earnings (loss) per share from discontinued operations	—	(0.11)	(0.01)	(0.21)
Diluted earnings (loss) per share	$0.15	$(0.82)	$(0.25)	$(1.01)
Weighted average number of common shares outstanding:
Basic	6,655,855	9,691,576	6,639,659	10,795,903
Diluted	6,659,354	9,691,576	6,639,659	10,795,903

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

March 31, 2018 and 2017

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Comprehensive income (loss) is as follows:
Net income (loss)	$1,020,000	$(7,974,000)	$(1,649,000)	$(10,920,000)
Net unrealized securities gain (loss), net of tax (expense)/benefit of $2,000 and ($680,000) during the three month periods ended March 31, 2018 and 2017, respectively, and $6,000 and $23,000 during the six month periods ended March 31, 2018 and 2017, respectively.	(4,000)	1,204,000	(11,000)	(35,000)
Reclassification adjustments for securities sold, net of tax benefit of $0 and $379,000 during the three month periods ended March 31, 2018 and 2017, and $0 and $397,000 during the six month periods ended March 31, 2018 and 2017, respectively.	—	(569,000)	—	(596,000)
Foreign currency translation, net of tax benefit of $28,000 and $16,000 during the three month periods ended March 31, 2018 and 2017, respectively, and $14,000 and $1,000 during the six month periods ended March 31, 2018 and 2017, respectively.	(52,000)	(21,000)	(23,000)	(3,000)
Other comprehensive (loss) income	(56,000)	614,000	(34,000)	(634,000)
Total comprehensive income (loss)	$964,000	$(7,360,000)	$(1,683,000)	$(11,554,000)

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2017	13,398,108	$134,000	$68,047,000	$113,736,000	$18,000	$(67,128,000)	$114,807,000
Exercise of options	61,600	1,000	398,000	—	—	—	399,000
Stock based compensation expense	—	—	89,000	—	—	—	89,000
Net loss	—	—	—	(1,649,000)	—	—	(1,649,000)
Unrealized (loss) gain on marketable securities, net	—	—	—	—	(11,000)	—	(11,000)
Foreign currency translation, net	—	—	—	—	(23,000)	—	(23,000)
Dividends paid	—	—	—	(35,352,000)	—	—	(35,352,000)
Balance, March 31, 2018	13,459,708	$135,000	$68,534,000	$76,735,000	$(16,000)	$(67,128,000)	$78,260,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Cash flows from operating activities:
Net loss from continuing operations	$(1,569,000)	$(8,604,000)
Net loss from discontinued operations	(80,000)	(2,316,000)
Net loss	(1,649,000)	(10,920,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,000	51,000
Deferred income taxes	3,486,000	1,342,000
Stock based compensation	89,000	8,000
Loss on sale of available-for-sale securities	—	993,000
Provision for bad debts – personal injury claims	423,000	—
Earnings from equity method investment	(845,000)	(49,000)
Loss on other investments	—	3,590,000
Changes in:
Prepaid and income taxes receivable	996,000	(6,846,000)
Due from third party collection agencies and attorneys	(45,000)	(41,000)
Other assets	(472,000)	1,821,000
Other liabilities	(3,057,000)	2,425,000
Net cash provided by operating activities of discontinued operations	710,000	438,000
Net cash used in operating activities	(332,000)	(7,188,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	—	(2,213,000)
Principal collected on receivables acquired for liquidation	1,406,000	4,064,000
Principal collected on consumer receivable accounts represented by account sales	2,000	190,000
Purchase of available-for-sale securities	(77,000)	(7,693,000)
Proceeds from sale of available-for-sale securities	—	57,016,000
Purchase of non-controlling interest	(1,800,000)	—
Proceeds from sale of CBC	4,491,000	—
Proceeds from notes receivable	479,000	—
Change in equity method investment	53,119,000	2,707,000
Acquisition of personal injury claims portfolios	(14,571,000)	—
Personal injury claims - advances	(60,000)	(3,178,000)
Personal injury claims - receipts	1,918,000	—
Capital expenditures	—	(13,000)
Net cash used in investing activities of discontinued operations	(1,538,000)	(3,790,000)
Net cash provided by investing activities	43,369,000	47,090,000
Cash flows from financing activities:
Proceeds from exercise of stock options	399,000	—
Purchase of treasury stock	—	(54,203,000)
Borrowings from line of credit	—	9,600,000
Dividends paid	(35,352,000)	—
Net cash provided by financing activities of discontinued operations	1,387,000	6,748,000
Net cash used in financing activities	(33,566,000)	(37,855,000)
Foreign currency effect on cash	(99,000)	(217,000)
Net increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	9,372,000	1,830,000
Less: net decrease in cash and cash equivalents classified within assets related to discontinued operations	(316,000)	(2,000)
Net increase in cash and cash equivalents	9,056,000	1,828,000
Cash and cash equivalents at beginning of period	17,591,000	16,282,000
Cash and cash equivalents at end of period	$26,647,000	$18,110,000

Supplemental disclosure of cash flow information :
Continuing operations:
Cash paid for: Income taxes	$—	$6,200,000
Discontinued operations:
Cash paid for: Interest	$824,000	$1,879,000
Supplemental disclosure of non-cash investing:
Continuing operations:
Note receivable	$5,750,000	$—

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —Business and Basis of Presentation

Business

 Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”), formerly known as Pegasus Funding, LLC (“Pegasus”), Practical Funding LLC (“Practical Funding”) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in the financial services industry including funding of personal injury claims, through our wholly owned subsidiaries Sylvave and Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

For the current year period from October 1, 2017 to January 12, 2018, Pegasus was 80% owned, and accounted for under the equity method. On January 12, 2018, the Company acquired the remaining 20% minority shareholder's interest in Pegasus, and now currently owns 100% of Pegasus. Commencing on the date of acquisition, the Company will consolidate the financial results of this entity.

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

Personal injury claims

Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from its website and through attorneys. The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods the Company will include the financial results of Sylvave in its consolidated statement of operations. The Company formed a new entity Practical Funding on March 16, 2018 to continue in the personal injury claims funding business.

 Social security benefit advocacy

GAR Disability Advocates and Five Star provide disability advocacy services throughout the United States. They rely upon search engine optimization (“SEO”) to bring awareness to their intended market.

Basis of Presentation

The consolidated balance sheet as of March 31, 2018, the consolidated statements of operations for the three and six month periods ended March 31, 2018 and 2017, the consolidated statements of comprehensive income (loss) for the three and six month periods ended March 31, 2018 and 2017, the consolidated statements of stockholders’ equity as of and for the six months ended March 31, 2018, and the consolidated statements of cash flows for the six month periods ended March 31, 2018 and 2017, are unaudited. The September 30, 2017 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2018, the results of operations for the three and six month periods ended March 31, 2018 and 2017 and cash flows for the six month periods ended March 31, 2018 and 2017 have been made. The results of operations for the three and six month periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the Securities and Exchange Commission.

The consolidated financial statements are prepared in accordance with US GAAP and industry practices.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates including management’s estimates of future cash flows and the resulting rates of return.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 11 banks at March 31, 2018 that exceeded the balance insured by the FDIC by approximately $20.1 million. Additionally, two foreign banks with an aggregate $2.9 million balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

As of September 30, 2017 there is $0.5 million of cash in a domestic bank that is classified as restricted. This amount is included in net assets related to discontinued operations on the Company's consolidated balance sheets. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

Pegasus was the Company's 50% controlled equity investment with Pegasus Legal Funding. Effective January 12, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with PLF to acquire 100% ownership of the entity for an aggregate purchase price of $1.8 million, upon closing Pegasus changed its name to Sylvave. See Note 4 - Litigation Funding. Prior to the date of acquisition, based on equally shared voting rights with PLF, the Company lacked requisite control of Pegasus, and therefore accounted for its investment in Pegasus under the equity method of accounting. Accordingly, based on the purchase of PLF's interest, the Company now has full voting control of the entity. Therefore, commencing on January 12, 2018, the Company will no longer account for this entity under the equity method, but instead will consolidate the entity into its financial statements.

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.1 million and $0.1 million and $0.2 million and $0.3 million in performance fees for the three and six months ended March 31, 2018 and 2017, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (continued)

The carrying value of the investment in Serlefin Peru was $0.2 million as of March 31, 2018 and September 30, 2017. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through March 31, 2018 was approximately $0.1 million, and was not significant to the Company's consolidated statement of operations.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on the equity method investment for the three and six months ended March 31, 2018 and 2017.

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

 The Company recognizes revenue for GAR Disability Advocates and Five Star Veterans when disability claimant’s cases close with the social security administration and the applicable fees are collected.

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

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of March 31, 2018, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

In January 2016, the FASB issued Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Upon adoption of this ASU, the Company's investments will no longer be classified as available for sale, and any changes in fair value will be reflected in the Company's consolidated statement of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

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

Note 2—Available-for-Sale Investments

Investments classified as available-for-sale at March 31, 2018 and September 30, 2017, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018	$5,577,000	$—	$(6,000)	$5,571,000
September 30, 2017	$5,500,000	$11,000	$—	$5,511,000

The available-for-sale investments do not have any contractual maturities. The Company did not sell any investments during the six months ended March 31, 2018. The Company sold six investments during the six months ended March 31, 2017, with a realized loss of $993,000. The Company did not receive any capital gain distributions during the six months ended March 31, 2018. The Company received $177,000 in capital gains distributions during the six months ended March 31, 2017. The Company recorded an aggregate realized loss of $816,000 related to its available-for-sale securities for the first six months ended March 31, 2017. There was no sale of investments during the three months ended March 31, 2018. The Company sold six investments during the three months ended March 31, 2017 with a realized loss of $948,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Available-for-Sale Investments (continued)

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

Note 3—Consumer Receivables Acquired for Liquidation

Accounts acquired for liquidation are stated at cost and consist primarily of defaulted consumer loans to individuals primarily throughout the United States and South America.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation (continued)

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$6,010,000	$13,462,000
Acquisitions of receivable portfolio	—	—
Net cash collections from collection of consumer receivables acquired for liquidation	(4,753,000)	(6,071,000)
Impairment	—	—
Effect of foreign currency translation	167,000	270,000
Finance income recognized	4,101,000	3,929,000
Balance, end of period	$5,525,000	$11,590,000
Finance income as a percentage of collections	86.28%	64.72%

	For the Six Months Ended March 31,
	2018	2017
Balance, beginning of period	$6,841,000	$13,427,000
Acquisitions of receivable portfolio	—	2,213,000
Net cash collections from collection of consumer receivables acquired for liquidation	(9,698,000)	(12,086,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(2,000)	(190,000)
Impairment	—	—
Effect of foreign currency translation	98,000	202,000
Finance income recognized	8,286,000	8,024,000
Balance, end of period	$5,525,000	$11,590,000
Finance income as a percentage of collections	85.44%	65.36%

During the three and six month periods ended March 31, 2018, the Company did not purchase any portfolios. During the three and six month periods ended March 31, 2017, the Company purchased $0.0 million and $35.0 million, respectively, of face value portfolios at a cost of $0.0 million and $2.2 million, respectively.

As of March 31, 2018, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $2.7 million and $2.2 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $4.9 million, or 89.1% of the total consumer receivables held of $5.5 million at March 31, 2018.

As of September 30, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $3.3 million and $2.9 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $6.2 million, or 89.9% of the total consumer receivables held of $6.8 million at September 30, 2017.

As of March 31, 2018 and September 30, 2017, 10.4% and 5.0% of the Company's total assets were related to its international operations, respectively. For the three and six months ended March 31, 2018 and 2017, 3.1% and 2.9%, respectively, 2.7% and 3.0%, respectively, of the Company's total revenue related to its international operations.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three and six month periods ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Gross collections (1)	$8,590,000	$10,657,000	$17,583,000	$21,916,000
Commissions and fees (2)	(3,837,000)	(4,586,000)	(7,883,000)	(9,640,000)
Net collections	$4,753,000	$6,071,000	$9,700,000	$12,276,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation (continued)

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
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

Note 4—Litigation Funding

Acquisition of Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus"), with Pegasus Legal Funding, LLC (“PLF”). The Company had an 80% non-controlling interest in the joint venture from the date of formation through Janaury 12, 2018. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. Pegasus while accounted for as an equity method investment, earned $0.3 million and $2.1 million in interest and fees for the period January 1, 2018 to January 12, 2018, as compared to the three months ended March 31, 2017, respectively, and earned $0.8 million and $4.4 million in interest and fees for the period from October 1, 2017 to January 12, 2018, compared to the six months ended March 31, 2017, respectively. The Company had a net equity method investment in personal injury claims of $50.5 million on September 30, 2017 and $52.6 million immediately prior to acquisition, which included loans due to Asta of $32.7 million and $31.7 million, respectively, settled in conjunction with the acquisition.

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

Pursuant to the Term Sheet, the parties thereto agreed that Pegasus would continue in existence in order to collect advances on its existing Portfolio. The Company would fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus would be distributed to its members in the order provided for in the Operating Agreement. The Company would be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which would be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced would be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

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

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”). Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus Funding, LLC (“Pegasus”), which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus, and recognized a loss on acquisition of $1.4 million, which is recorded in the Company’s consolidated financial statements. Immediately on acquisition, the Company changed the name from Pegasus to Sylvave.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Litigation Funding (continued)

Acquisition of Equity Method Investment (continued)

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

Fair Value
Cash	$5,748,000
Personal injury claim advances portfolio	14,571,000
Accounts payable and accrued expenses	(664,000)
Total net assets acquired	$19,655,000

As a result of the purchase of the Seller’s 20% interest in Pegasus on January 12, 2018 under the Purchase Agreement, beginning on January 13, 2018, the Company will consolidate the financial statements of Sylvave.

The results of operations and financial position of the Company’s historical equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information

	Period from January 1, 2018 to January 12, 2018	Three Months Ended March 31, 2017
Personal injury claims income	$171,000	$2,136,000
Operating expenses	(445,000)	2,580,000
Income (loss) from operations	$616,000	$(444,000)

Company’s equity income (loss) from operations	$493,000	$(355,000)

	Period from October 1, 2017 to January 12, 2018	Six Months Ended March 31, 2017
Personal injury claims income	$671,000	$4,439,000
Operating expenses	(386,000)	4,378,000
Income from operations	$1,057,000	$61,000

Company’s equity income from operations	$845,000	$49,000

	Condensed Balance Sheet Information
	March 31, 2018	September 30, 2017
Current assets
Cash	$—	$35,631,000	(1)
Investment in personal injury claims	—	16,855,000
Other assets	—	109,000
Total Assets	$—	$52,595,000

Current liabilities	$—	$31,677,000
Non-current liabilities	—	1,952,000
Equity	—	18,966,000
Total Liabilities and Equity	$—	$52,595,000

(1) Included in cash is $35.4 million in restricted cash as of September 30, 2017. The restriction was put in place during the Company’s arbitration with PLF.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Litigation Funding (continued)

Personal Injury Claims Funding

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia and Sylvave for the following periods:

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$3,150,000	$—
Acquisition of personal injury funding portfolio (1)	14,571,000	—
Personal claim advances	—	3,222,000
Provision for losses	16,000	—
(Write offs) recoveries	36,000	—
Personal injury claims income	469,000	10,000
Personal injury claims receipts	(2,248,000)	(55,000)
Balance, end of period	$15,994,000	$3,177,000

	For the Six Months Ended March 31,
	2018	2017
Balance, beginning of period	$3,704,000	$—
Acquisition of personal injury funding portfolio (1)	14,571,000	—
Personal claim advances	60,000	3,222,000
Provision for losses	(459,000)	—
(Write offs) recoveries	36,000	—
Personal injury claims income	610,000	10,000
Personal injury claims receipts	(2,528,000)	(55,000)
Balance, end of period	$15,994,000	$3,177,000

(1) Fully acquired through the acquisition of Pegasus.

The Company recognized personal injury claims income of $0.5 million and $0.6 million for the three and six months ended March 31, 2018 and $10,000 and $10,000 for the three and six months ended March 31, 2017, respectively.

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

 As of March 31, 2018 and September 30, 2017, BPCM had fully reserved against its invested cases managed by the venture of approximately $2.5 million. There was no income recognized in the three and six months ended March 31, 2018 and 2017.

Note 5—Furniture & Equipment

Furniture and equipment consist of the following:

	March 31,	September 30,
	2018	2017
Furniture	$273,000	$273,000
Equipment	241,000	241,000
Software	1,369,000	1,369,000
	1,883,000	1,883,000
Less accumulated depreciation and amortization	1,791,000	1,759,000
Balance, end of period	$92,000	$124,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Furniture & Equipment (continued)

Depreciation expense for the three and six months ended March 31, 2018 and 2017, was $14,000 and $25,000 respectively, and $32,000 and $51,000, respectively.

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

During the month of June 2016, the Company received the balance of the $16.9 million, and, as of March 31, 2018 and September 30, 2017, the Company recorded a liability to BMO of approximately $121,000 and $148,000, respectively, which has been recorded in other liabilities in the Company’s consolidated balance sheet. The funds outstanding at March 31, 2018 were subsequently remitted to BMO on April 10, 2018. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provided for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that required the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company has borrowed $9.6 million in February 2017 against the facility. There was a $10.0 million aggregate balance on deposit at Bank Hapoalim which served as collateral for the line of credit. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions. On August 2, 2017, the $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank. As of March 31, 2018, there were no outstanding balances on this facility.

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

As a result of the sale of CBC, all prior periods presented in the Company's consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising the structured settlement business to assets related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

As of March 31, 2018, the components of the Company designated as discontinued operations had no assets or liabilities. As of September 30, 2017, the components of the Company designated as discontinued operations had assets and liabilities of $92.2 million and $81.8 million, respectively. For the three months ended March 31, 2018 and 2017, the Company designated as discontinued operations reported a (loss) profit, net of income taxes of $0.0 million and ($1.1) million, respectively. For the six months ended March 31, 2018 and 2017, the Company designated as discontinued operations reported a (loss) profit, net of income taxes of ($0.1) million and ($2.3) million, respectively.

The major components of assets and liabilities related to discontinued operations are summarized below:

	March 31, 2018	September 30, 2017
Cash and cash equivalents	$—	$1,617,000	(1)
Restricted cash	—	499,000
Structured settlements	—	86,971,000
Furniture and equipment, net	—	34,000
Goodwill	—	—
Other assets	—	3,114,000
Total assets related to discontinued operations	$—	$92,235,000

Other debt - CBC	—	78,935,000
Other liabilities	—	2,816,000
Total liabilities related to discontinued operations	$—	$81,751,000

(1) Cash balance with one bank at September 30, 2017 that exceeded the balance insured by the FDIC by approximately $0.5 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (continued)

The following table presents the operating results, for the three and six months ended March 31, 2018 and 2017, for the components of the Company designated as discontinued operations:

	Three months ended
	March 31, 2018	March 31, 2017
Revenues:
Unrealized loss on structured settlements	$—	$(1,338,000)
Interest income on structured settlements	—	1,941,000
Total revenues	—	603,000
Other income	—	15,000

	—	618,000

Expenses:
General and administrative expenses	—	1,508,000
Interest expense	—	948,000

	—	2,456,000

Loss from discontinued operations before income taxes	—	(1,838,000)
Income tax (benefit) expense from discontinued operations	—	(780,000)
Loss from discontinued operations, net of taxes	$—	$(1,058,000)

	Six months ended
	March 31, 2018	March 31, 2017
Revenues:
Unrealized (loss) gain on structured settlements	$244,000	$(3,020,000)
Interest income on structured settlements	2,005,000	3,842,000
Total revenues	2,249,000	822,000
Other income	11,000	30,000

	2,260,000	852,000

Expenses:
General and administrative expenses	1,560,000	2,996,000
Interest expense	824,000	1,880,000

	2,384,000	4,876,000

Loss from discontinued operations before income taxes	(124,000)	(4,024,000)
Income tax benefit from discontinued operations	(44,000)	(1,708,000)
Loss from discontinued operations, net of taxes	$(80,000)	$(2,316,000)

Prior to its sale, CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized gains recognized in the six months ended March 31, 2018, approximately $0.2 million is due to day one gains on new structured settlements financed during the period. There were no other changes in assumptions during the period. Of the $1.3 million and $3.0 million of unrealized losses recognized in the three and six months ended March 31, 2017, approximately $2.2 million and $4.3 million, respectively, was due to day one gains on new structured settlements financed during the period, offset by a decrease of $0.5 million and $1.0 million, respectively, in realized gains recognized as realized interest income on structured settlements, and a reduction in fair value of $3.0 million and $6.3 million, respectively, during the period.

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

Structured settlements consist of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Maturity (1) (2)	$—	$139,107,000
Unearned income	—	(52,136,000)
Structured settlements, net	$—	$86,971,000

(1)	The maturity value represents the aggregate unpaid principal balance at March 31, 2018 and September 30, 2017.
(2)	There is approximately $0.3 million of structured settlements that are past due, or in non-accrual status at September 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (Continued)

Encumbrances on structured settlements as of March 31, 2018 and September 30, 2017 are as follows:

	Interest Rate	March 31, 2018	September 30, 2017
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$—	$1,607,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	—	3,612,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	—	3,891,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	—	17,390,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	—	13,389,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	—	13,001,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069	5.00%	—	17,456,000
$25,000,000 revolving line of credit	4.25%	—	8,589,000
Encumbered structured settlements		—	78,935,000
Structured settlements not encumbered		—	8,036,000
Total structured settlements		$—	$86,971,000

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

Note 8 —Note Receivable

Pursuant to Purchase Agreement, dated as of December 13, 2017, between the Purchaser and CBC, CBC sold to the Purchaser all of the issued and outstanding equity capital of CBC for $10.3 million. In conjunction with this sale the Company received $4.5 million in cash, and a Promissory Note (the “Note”) for $5.8 million from the Purchaser. The Note bears interest at 7% per annum, payable in quarterly installments of principle and interest through December 13, 2020, and is secured pursuant to a Service Agreement (the “Service Agreement”) with an affiliate of the Purchaser. Under the Service Agreement the Company has a first priority security interest and lien on all servicing fees received by the affiliate. As of March 31, 2018, the Purchaser is current on all its obligations under the Note, and the principle amount outstanding on this Note is $5.3 million. See Note 7 - Discontinued Operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Other Liabilities

Other liabilities as of March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018	September 30, 2017
Accounts payable and accrued expenses	$1,946,000	$1,835,000

Lawsuit reserve (see Note 10 – Commitments and Contingencies – Legal Matters)	—	3,145,000

Total other liabilities	$1,946,000	$4,980,000

Note 10—Commitments and Contingencies

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

The Company reassessed the situation at September 30, 2016 and deemed that an additional $0.3 million was necessary to account for legal expenses, which was made during the year ended September 30, 2016. On January 23, 2018, the Company paid $2.3 million as a global settlement in conjunction with the putative class action complaint filed against the Company, and one of its third-party law firm servicers. This payment represented the Company's portion of the total settlement of $4.6 million, which was split with the third-party law firm.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10—Commitments and Contingencies (continued)

The Company was a defendant in a lawsuit filed in Montana state court alleging fraud and abuse of process arising from the Company’s business relationship with an entity that finances divorce litigation proceedings. On November 24, 2017, the Company paid $0.8 million as a settlement in conjunction with the lawsuit filed against the Company in Montana state court alleging, fraud and abuse of process arising from the Company's business relationship with an entity that finances divorce proceedings.

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

Note 11—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from continuing operations for the three and six months ended March 31, 2018 was 34.1% and 107.9%, respectively, compared to 12.0% and 34.7%, respectively, in the same periods of the prior year. The effective rate for fiscal 2017 was comparable to the U.S. federal statutory rate of 35%. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. Given the tax rate reduction, the Company remeasured its U.S. federal and state deferred tax assets and liabilities which resulted in decreasing the Company’s net deferred tax assets by approximately $3.5 million. This adjustment is recorded as a one-time charge to income taxes for the three and six months ended March 31, 2018.

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions. The Company's federal return for the years September 30, 2014 and 2015 are currently being audited by the Internal Revenue Service. The tax returns for the years ended September 30, 2016 and 2017 are subject to examination. The Company does not have any uncertain tax positions.

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

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Income (loss) from continuing operations	$1,020,000	$(6,916,000)

Loss from discontinued operations	—	(1,058,000)

Net income (loss)	$1,020,000	$(7,974,000)

Basic earnings (loss) per common share from continuing operations	$0.15	$(0.71)
Basic loss per common share from discontinued operations	—	(0.11)
Basic earnings (loss) per share	$0.15	$(0.82)

Diluted earnings (loss) per common share from continuing operations	$0.15	$(0.71)
Diluted loss per common share from discontinuing operations	—	(0.11)
Diluted earnings (loss) per share	$0.15	$(0.82)

Weighted average number of common shares outstanding:
Basic	6,655,855	9,691,576
Dilutive effect of stock options	3,499	—
Diluted	6,659,354	9,691,576

The following table presents the computation of basic and diluted per share data for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Loss from continuing operations	$(1,569,000)	$(8,604,000)

Loss from discontinued operations	(80,000)	(2,316,000)

Net loss	$(1,649,000)	$(10,920,000)

Basic loss per common share from continuing operations	$(0.24)	$(0.80)
Basic loss per common share from discontinued operations	(0.01)	(0.21)
Basic loss per share	$(0.25)	$(1.01)

Diluted loss per common share from continuing operations	$(0.24)	$(0.80)
Diluted loss per common share from discontinuing operations	(0.01)	(0.21)
Diluted loss per share	$(0.25)	$(1.01)

Weighted average number of common shares outstanding:
Basic	6,639,659	10,795,903
Dilutive effect of stock options	—	—
Diluted	6,639,659	10,795,903

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, an award of 245,625 shares of restricted stock, and has cancelled 101,968 options, leaving 1,315,543 shares available as of March 31, 2018. As of March 31, 2018, approximately 60 of the Company’s employees were able to participate in the 2012 Plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan (the “Plans”):

	Three Months Ended March 31,
	2018		2017
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	880,067	$8.05	897,167	$8.14
Options exercised	(61,600)	6.48	—	—
Options forfeited/cancelled	(21,700)	8.40	(300)	8.08
Outstanding options at the end of period	796,767	$8.16	896,867	$8.14
Exercisable options at the end of period	778,594	$8.16	858,195	$8.15

	Six Months Ended March 31,
	2018		2017
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	880,567	$8.05	949,667	$8.47
Options exercised	(61,600)	6.48	—	—
Options forfeited/cancelled	(22,200)	8.39	(52,800)	14.13
Outstanding options at the end of period	796,767	$8.16	896,867	$8.14
Exercisable options at the end of period	778,594	$8.16	858,195	$8.15

The following table summarizes information about the Plans outstanding options as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751 – $5.7500	1,200	1.1	$2.95	1,200	$2.95
$5.7501 – $8.6250	678,567	4.0	7.96	660,394	7.96
$8.6251 – $11.5000	117,000	4.8	9.39	117,000	9.39
	796,767	4.2	$8.16	778,594	$8.16

The Company recognized $89,000 and $10,000 of compensation expense related to the stock option grants during the six and three month periods ended March 31, 2018, respectively. The Company recognized $8,000 and $14,000 of compensation expense related to the stock option grants during the six and three month periods ended March 31, 2017, respectively. As of March 31, 2018, there was $24,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 0.7 years.

The intrinsic value of the outstanding and exercisable options as of March 31, 2018 was $960 and $960, respectively. The weighted average remaining contractual life of exercisable options is 4.2 years. There were 61,600 options exercised during the six and three month periods ended March 31, 2018 for $399,000. The fair value of the stock options that vested during the six and three month periods ended March 31, 2018 was approximately $245,000 and $1,000, respectively. The fair value of the stock options that vested during the six and three month ended March 31, 2017 was approximately $657,000 and $111,000, respectively. There were no options granted during the six and three months ended March 31, 2018.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Stock Option Plans (Continued)

The Company did not grant any restricted stock during the three and six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was no unrecognized compensation cost related to restricted stock awards.

Note 14—Stockholders’ Equity

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of March 31, 2018, there were no such restrictions.

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

Unless terminated on an earlier date pursuant to the terms of the Rights Agreement, the Rights will expire on June 1, 2018, or such later date as may be established by the Board as long as any such extension is approved by a vote of the stockholders of the Company by June 1, 2018. The Company concluded any value associated with the Right given to shareholders as a dividend is deemed de minim us.

The Rights and Rights Agreement expired on June 1, 2018.

Note 15—Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2018		September 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$1,244,000	$1,244,000	$68,000	$68,000
Available-for-sale investments (Level 1)	5,571,000	5,571,000	5,511,000	5,511,000
Consumer receivables acquired for liquidation (Level 3)	5,525,000	33,068,000	6,841,000	32,603,000

The following assets were reclassified to discontinued operations as of September 30, 2017:

	Carrying Amount	Fair Value
Financial assets
Structured settlements (Level 3)	$86,971,000	$86,971,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Fair Value of Financial Instruments (continued)

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the six months ended March 31, 2018. The Company had no Level 2 or Level 3 available-for-sale investments during the six months ended March 31, 2018.

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains (losses) on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. The $0.2 million of unrealized gains recognized for the six months ended March 31, 2018, is due to day one gains on new structured settlements financed during the period.

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

The changes in financial instruments at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2018 were as follows:

Carrying Amount
Balance at September 30, 2017	$86,971,000
Structured settlements sold in conjunction with sale of CBC on December 13, 2017	(86,971,000)
Structured Settlements as of March 31, 2018	$—

Realized and unrealized gains and losses in structured settlements included in earnings from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended March 31, 2018 are reported in the following revenue categories:

Total gains included in the six months ended March 31, 2018	$244,000
Change in unrealized gains (losses) relating to assets still held at March 31, 2018	$—

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Segment Reporting (continued)

•

Personal injury claims – This segment is comprised of purchased interests in personal injury claims from claimants who were a party to personal injury litigation.  The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.  Simia commenced funding personal injury settlement claims in January 2017 and ceased funding claims in June 2017, while Sylvave was acquired on January 12, 2018 and will not fund any new advances.  The Company is continuing its personal injury claims business in a new entity, Practical Funding, which was formed on March 16, 2018.

•

Social Security benefit advocacy – GAR Disability and Five Star are advocacy groups representing individuals nationwide in their claims for social security disability and supplemental social security income benefits from the Social Security and Veterans Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, property and equipment, goodwill, deferred taxes, other assets.

The following table shows results by reporting segment for the three and six months ended March 31, 2018 and 2017.

(Dollars in millions)	Consumer Receivables	Social Security Benefit Advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Three Months Ended March 31,
2018:
Revenues	$4.1	$1.1	$0.5	$—	$5.7
Other income	—	—	—	0.1	0.1
Segment profit (loss)	4.1	0.2	0.9	(3.6)	1.6
2017:
Revenues	3.9	1.5	—	—	5.4
Other income	—	—	—	(0.6)	(0.6)
Segment profit (loss)	3.6	(0.5)	(0.7)	(10.3)	(7.9)
Six Months Ended March 31,
2018:
Revenues	8.3	2.1	0.6	—	11.0
Other income	—	—	—	0.1	0.1
Segment profit (loss)	7.8	0.2	0.8	(5.8)	3.0
Segment Assets(1)	27.0	1.9	19.3	32.0	80.2
2017:
Revenues	8.0	2.9	—	—	10.9
Other income	—	—	—	(0.2)	(0.2)
Segment profit (loss)	6.8	(1.4)	(0.3)	(14.0)	(8.9)
Segment Assets(1) (4)	18.7	2.3	49.4	138.0	208.4

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company recorded Pegasus as an equity investment in its consolidated financial statements through January 12, 2018. Commencing on January 13, 2018, Sylvave is consolidated in the Company’s financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Segment Reporting (continued)

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $95.2 million of assets related to discontinued operations as of March 31, 2017.

Note 17 - Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	Six Months Ended March 31, 2018			Year Ended September 30, 2017
	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$7,000	$11,000	$18,000	$624,000	$179,000	$803,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $14,000 and $112,000 at March 31, 2018, and September 30, 2017, respectively.	-	(23,000)	(23,000)	-	(168,000)	(168,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $6,000 and $8,000 at March 31, 2018, and September 30, 2017, respectively.	(11,000)	-	(11,000)	(10,000)	-	(10,000)
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $0 and $404,000 at March 31, 2018, and September 30, 2017, respectively.	-	-	-	(607,000)	-	(607,000)

Net current-period other comprehensive loss	(11,000)	(23,000)	(34,000)	(617,000)	(168,000)	$(785,000)

Ending balance	$(4,000)	$(12,000)	$(16,000)	$7,000	$11,000	$18,000

	Six Months Ended March 31, 2017
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$179,000	$803,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of $1,000 during the six month period ended March 31, 2017.	-	(3,000)	(3,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $23,000 during the six month period ended March 31, 2017.	(35,000)	-	(35,000)
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $397,000 during the six month period ended March 31, 2017.	(596,000)	-	(596,000)
Net current-period other comprehensive loss	(631,000)	(3,000)	(634,000)
Ending balance	$(7,000)	$176,000	$169,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Related Party Transactions

 On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo will provide consulting services, as described above. The compensation is to be paid quarterly. During fiscal 2018, the Company did not pay Piccolo any amounts under this agreement. For the three and six months ended March 31, 2017, the Company paid Piccolo $20,000 and $40,000, respectively, for such services. The consulting agreement with Piccolo terminated on September 30, 2017, and was not renewed.

In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, receives a fee from Pegasus which is calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over six years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired December 28, 2016, and, thereafter, by PLF and its affiliates.  For the six months ended March 31, 2018, Pegasus paid ALP $33,000, which includes fees and interest paid during the period. As of March 31, 2018 and September 30, 2017, the Company owed Piccolo $0 and $66,000, respectively, which was recorded in other liabilities on the Company’s consolidated balance sheet at September 30, 2017.

In June 2015, CBC entered into an asset purchase agreement with Fortress Funding, LLC (“Fortress”) to acquire an interest in certain tangible and intangible assets of Fortress, which included customer lists, equipment and other intellectual property. In consideration for these assets CBC agreed to pay Fortress $0.5 million, as well as up to an additional $1.2 million based on conversion of customers from the acquired lists obtained in the transaction. Fortress is owned by Michelle Silverman, the wife of Ryan Silverman, who in connection with the agreement was offered employment as General Counsel of CBC. For the three and six months ended March 31, 2018, the Company did not make any payments to Fortress. For the three and six months ended March 31, 2017, the Company paid Fortress $54,000 and $154,000, respectively. As of March 31, 2018 and September 30, 2017, the Company had no liability due to Fortress. As of December 13, 2017, the date CBC was sold, Fortress was no longer deemed to be a related party.

Note 19—Subsequent Events

Legal matters

The Company filed a lawsuit in Delaware state court against a third party servicer arising from the third party servicer’s failure to pay the Company certain amounts that are due the Company under a servicing agreement.  The third party servicer filed a counterclaim in the Delaware action alleging that the Company owes certain amounts to the third party servicer for court costs pursuant to an alleged arrangement between the companies.  On or about July 12, 2018, the parties agreed to settle the action pursuant to a settlement agreement and release, which provides for, among other things, the payment by the third party servicer of $4.4 million to the Company pursuant to an agreed upon schedule.  See Note 10 - Commitments and Contingencies.

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

Overview

Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”, formerly known as Pegasus Funding, LLC (“Pegasus”)) and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in the financial services industry including funding of personal injury claims, through our wholly owned subsidiaries Sylvave and Simia, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtain and represent individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Veteran's Administration.

Sylvave provided funding for individuals in need of short term funds pending insurance settlements of their personal injury claims. The funds are recouped when the underlying insurance settlements are paid. The long periods of time taken by insurance companies to settle and pay such claims resulting from lengthy litigation and the court process is fueling the demand for such funding.  For the period October 1, 2017 to January 12, 2018, Sylvave was treated as an equity method investment. Commencing on January 13, 2018, Sylvave was consolidated in the Company’s financial statements.

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”). Sylvave and Simia will remain in operation to collect its current portfolio of advances, but will not fund any new advances. The Company will continue its personal injury claims business with Practical Funding, a wholly owned subsidiary of the Company, which was formed on March 16, 2018.

On December 13, 2017, the Company sold all of its issued and outstanding equity capital in CBC, our wholly owned subsidiary engaging in structured settlements. As a result of this sale, all prior periods presented in our consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the assets and liabilities comprising our structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 7 - Discontinued Operations.

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

•

Personal injury claims – This segment is comprised of purchased interests in personal injury claims from claimants who were a party to personal injury litigation.  The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.  Simia commenced funding personal injury settlement claims in January 2017 and ceased funding claims in June 2017, while Sylvave was acquired on January 12, 2018 and will not fund any new advances. The Company is continuing its personal injury claims business in a new entity Practical Funding, which was formed on March 16, 2018.

•

Social Security Benefit Advocacy is an advocacy group which represents individuals nationwide in their claims for social security disability and supplemental security income benefits from the Social Security Administration.

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three and six month periods ended March 31, 2018 and 2017. Sylvave was accounted for under the equity method through January 12, 2018, and thereafter recorded on a consolidated basis within the personal injury claims segment, and as such is included in personal injury claims revenue below. The following table summarizes total revenues by percentage from the three lines of business for the three and six months ended March 31, 2018 and 2017:

	Three Month Ended		Six Month Ended
	March 31,		March 31,
	2018	2017	2018	2017
Finance income (consumer receivables)	71.7%	72.2%	75.6%	73.7%
Personal injury claims	8.2%	0.2%	5.6%	0.1%
Disability fee income	20.1%	27.6%	18.8%	26.2%
Total revenues	100.0%	100.0%	100.0%	100.0%

Information about the results of each of the Company’s reportable segments for the three and six month periods ended March 31, 2018 and 2017, reconciled to the Company’s consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Benefit Advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Three Months Ended March 31, 2018:
Revenues	$4.1	$1.1	$0.5	$—	$5.7
Other income	—	—	—	0.1	0.1
Segment profit (loss)	4.1	0.2	0.9	(3.6)	1.6
2017:
Revenues	3.9	1.5	—	—	5.4
Other income	—	—	—	(0.6)	(0.6)
Segment profit (loss)	3.6	(0.5)	(0.7)	(10.3)	(7.9)
Six Months Ended March 31, 2018:
Revenues	8.3	2.1	0.6	—	11.0
Other income	—	—	—	0.1	0.1
Segment profit (loss)	7.8	0.2	0.8	(5.8)	3.0
Segment Assets(1)	27.0	1.9	19.3	32.0	80.2
2017:
Revenues	8.0	2.9	—	—	10.9
Other income	—	—	—	(0.2)	(0.2)
Segment profit (loss)	6.8	(1.4)	(0.3)	(14.0)	(8.9)
Segment Assets(1) (4)	18.7	2.3	49.4	138.0	208.4

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company recorded Pegasus as an equity investment in its consolidated financial statements through January 12, 2018. Commencing on January 13, 2018, Sylvave is consolidated in the Company’s financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $95.2 million of assets related to discontinued operations as of March 31, 2017.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Litigation Funding

In 2011, the Company purchased an 80% interest in Pegasus. “PLF”, an unrelated third party, held the other 20% interest. The Company accounted for this investment under the equity method of accounting from the date of acquisition through January 12, 2018. See Note 4 - Litigation funding. The Company was committed to loan up to $22.4 million per year to Pegasus for a term of five years, all of which was secured by the assets of Pegasus. These loans provided financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pegasus’s profits and losses were distributed at 80% to the Company and 20% to PLF. These distributions were made only after the repayment of Fund Pegasus’ principal amount loaned, plus an amount equal to advances for overhead expenses.

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas. The Company and PLF have decided not to renew the Pegasus joint venture that, by its terms, was scheduled to terminate on December 28, 2016. The Term Sheet amends certain provisions to Pegasus’ Operating Agreement dated as of December 28, 2011 and governed the terms relating to the liquidation of the existing Pegasus portfolio.

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

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating Agreement and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. Immediately prior to acquisition there was approximately $38.3 million in cash that was restrained under the Emergent Award. See Note 4 - Litigation Funding.

On July 17, 2017, an arbitration panel was confirmed, and a hearing date had been scheduled for August 25, 2017 on the Company's motion to have PLF removed from managing Pegasus and replacing them with Company designated representatives, and to permit disbursements to the Company in accordance with the Operating and Liquidation Agreements.

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

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”). Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus Funding, LLC (“Pegasus”), which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus. Upon the acquisition the Company recognized a loss of $1.4 million, and acquired assets of approximately $20.3 million and assumed liabilities of $0.7 million.

As of January 12, 2018, the Company owns 100% of Pegasus, changed its name to Sylvave and commencing in the quarter ending March 31, 2018, the financial activity of Pegasus will be consolidated into the financial statements of the Company. As of January 12, 2018, the Company is entitled to 100% of all distributions made from Pegasus.

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from its website and through attorneys. The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods the Company will include the financial results of Sylvave in its consolidated statement of operations. The Company formed a new entity Practical Funding, LLC (“Practical Funding”) on March 16, 2018 to continue in the personal injury claims funding business. As of March 31, 2018, the Company’s net investment in personal injury cases was approximately $16.0 million.

 On May 8, 2012, the Company announced the formation of EMIRIC, LLC , a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of March 31, 2018, BPCM had fully reserved against its invested amount of approximately $2.5 million. There was no income recognized for the three and six months ended March 31, 2018 and 2017.

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

Disability Advocacy Business

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtain and represent individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Veteran’s Administration.

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

Results of Operations

Six Months Ended March 31, 2018, Compared to the Six Months Ended March 31, 2017

Finance income. For the six months ended March 31, 2018, finance income increased $0.3 million, or 3.8%, to $8.3 million from $8.0 million for the six months ended March 31, 2017. During the six months ended March 31, 2018, the Company did not purchase any portfolios. During the first six months of fiscal year 2017, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. Net collections for the six months ended March 31, 2018 decreased 21.0% to $9.7 million from $12.3 million for the same prior year period. During the first six months of fiscal year 2018, gross collections decreased 19.6% or $4.3 million to $17.6 million from $21.9 million for the six months ended March 31, 2017. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.7 million, or 17.7%, to $7.9 million for the current fiscal six month period from $9.6 million for the six months ended March 31, 2017. Commissions and fees amounted to 44.8% of gross collections for the six month period ended March 31, 2018, compared to 44.0% in the same period of the prior year, resulting from higher percentage of commissionable collections in the current year period.

Disability fee income. For the six months ended March 31, 2018, disability fee income decreased $0.8 million, or 27.6%, to $2.1 million as compared to $2.9 million for the six months ended March 31, 2017, due to the decrease in the number of disability claimant cases closed with the Social Security Administration during the current period.

Earnings (loss) from equity method investee. Earnings from equity method investee increased $0.8 million, or 1,624.5%, to earnings of $845,000 for the six months ended March 31, 2018 from earnings of $49,000 for the six months ended March 31, 2017, due to continuing interest and fees earned on its portfolio of advances, combined with reduced bad debt write downs on personal injury claimant advances.

Other income (loss), net. The following table summarizes other income (loss) for the six months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Interest and dividend income	$124,000	$595,000
Realized loss	—	(815,000)
Other	(21,000)	4,000
	$103,000	$(216,000)

During the six months ended March 31, 2018, interest income was primarily earned on the Company's note receivable from its sale of CBC.

General and administrative expenses. For the six months ended March 31, 2018, general and administrative expense decreased $12.0 million, or 61.5%, to $7.5 million from $19.5 million for the six months ended March 31, 2017, primarily due to a decrease in bad debt expense of $4.2 million, professional fees of $3.6 million, (primarily related to the Mangrove matter), collection expenses of $0.7 million, public company expenses of $0.2 million, foreign expenses of $0.2 million and various planned cost reductions in GAR (payroll related expenses of $1.9 million, postage of $0.3 million, telephone of $0.1 million and travel of $0.1 million).

Interest expense. For the six months ended March 31, 2018, interest expense decreased $30,000 to $2,000 as compared to $32,000 for the six months ended March 31, 2017. The decreased interest expense is a result of the Company's payoff of its line of credit in August of 2017.

Segment profit – Consumer Receivables. For the six months ended March 31, 2018, segment profit increased $1.0 million to $7.8 million from $6.8 million for the six months ended March 31, 2017, primarily due the reduction in collection costs of $0.7 million, and increase in revenues of $0.3 million.

Segment loss – Personal Injury Claims. For the six months ended March 31, 2018, segment profit was $0.8 million as compared to segment loss of $0.3 million for the six months ended March 31, 2017. The increase is attributable to the Company's profit from its equity investment in the current period.

 Segment loss – Social Security Benefit Advocacy. For the six months ended March 31, 2018, segment profit was $0.2 million as compared to a $1.4 million loss for the same period in the prior year. The decrease in loss of $1.6 million in the current period is primarily the result of decreased revenues of $0.8 million offset by reduction in overhead expenses of $2.4 million.

Income tax (benefit) expense. For the six months ended March 31, 2018, income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, was $4.5 million, as compared to an income tax benefit for continuing and discontinued operations, consisting of federal and state income taxes, was $0.3 million for the six months ended March 31, 2017, resulting from a decrease in the taxable loss in the current period.

Loss from continuing operations. As a result of the above, the Company had a net loss from continuing operations for the six months ended March 31, 2018 of $1.6 million compared to $8.6 million net loss from continuing operations for the six months ended March 31, 2017.

Loss from discontinued operations. As a result of the above, the Company had a net loss from discontinued operations for the six months ended March 31, 2018 of $0.1 million compared to $2.3 million of net loss from discontinued operations for the six months ended March 31, 2017.

Net loss. As a result of the above, the Company had a net loss for the six months ended March 31, 2018 of $1.6 million compared to $10.9 million net loss for the six months ended March 31, 2017.

Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017

Finance income. For the three months ended March 31, 2018, finance income increased $0.2 million or 5.1% to $4.1 million from $3.9 million for the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, the Company did not purchase any portfolios. Net collections for the three months ended March 31, 2018, decreased 21.3% to $4.8 million from $6.1 million for the three months ended March 31, 2017. During the second quarter of fiscal year 2018, gross collections decreased 19.6% or $2.1 million to $8.6 million from $10.7 million for the three months ended March 31, 2017. Commissions and fees associated with gross collections from third party collection agencies and attorneys decreased $0.8 million for the three months ended March 31, 2018 from $4.6 million for the three months ended March 31, 2017 as compared to $3.8 million for 2018. Commissions and fees amounted to 44.7% of gross collections for the three months ended March 31, 2018, compared to 43.0% for the three months ended March 31, 2017, resulting from higher percentage of commissionable collections in the current period.

Disability fee income. For the three months ended March 31, 2018, disability fee income decreased $0.4 million to $1.1 million as compared to $1.5 million for the three months ended March 31, 2017, due to a decrease in disability claimant cases closed with the Social Security Administration during the current period.

Earnings (loss) from equity method investee. Earnings from equity method investee increased $0.9 million, or 225.0%, to an income of $0.5 million for the three months ended March 31, 2018 from a loss of $0.4 million for the three months ended March 31, 2017, due to continued interest and fees earned on portfolio advances combined with reduced bad debt write downs on personal injury claimant advances.

Other income (loss), net. The following table summarizes other income (loss) for the three months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Interest and dividend income	$93,000	$299,000
Realized loss	—	(948,000)
Other	(24,000)	(18,000)
	$69,000	$(667,000)

During the three months ended March 31, 2018, interest income was primarily earned on the Company's note receivable from its sale of CBC.

General and administrative expenses. For the three months ended March 31, 2018, general and administrative expense decreased $9.0 million, or 73.2%, to $3.3 million from $12.3 million for the three months ended March 31, 2017, primarily attributable to reduction in bad debt expenses of $4.9 million (mainly Topaz loss of $3.4 million and BPCM $1.5 million), professional fees of $1.9 million, payroll of $1.0 million, collection expenses of $0.4 million, advertising of $0.3 million and reduction in other overhead expenses of $0.5 million.

Interest expense. For the three months ended March 31, 2018, interest expense decreased $31,000 to $2,000 as compared to $33,000 for the three months ended March 31, 2017. The decreased interest expense in the current period is the result of the Company's payoff of its line of credit in August, 2017.

Segment profit – Consumer Receivables. For the three months ended March 31, 2018, segment profit increased $0.5 million to $4.1 million as compared to $3.6 million for the three months ended March 31, 2017, primarily due to the reduction in collection expenses.

Segment loss – Personal Injury Claims. For the three months ended March 31, 2018, segment profit was $0.9 million as compared to segment loss of $0.7 million for the three months ended March 31, 2017. The increase is attributable to the Company's income of $0.5 million from its equity investment and profit from Sylvave and Simia $1.0 million in the current period.

Segment loss – Social Security Benefit Advocacy. For the three months ended March 31, 2018, segment profit was $0.2 million as compared to a $0.5 million loss for the same period in the prior year. This reduced loss in the current fiscal year is primarily the result of decreased revenues of $0.3 million offset by the reduction in overhead costs (advertising of $0.3 million, payroll costs of $0.6 million and postage of $0.1 million).

Income tax expense (benefit). For the three months ended March 31, 2018, income tax expense for continuing operations, consisting of federal and state income taxes, was $0.5 million, as compared to an income tax benefit for continuing and discontinued operations, consisting of federal and state income taxes, was $1.7 million for the three months ended March 31, 2017, resulting from an increase in the taxable income in the current period.

Income (loss) from continuing operations. As a result of the above, the Company had a net income from continuing operations for the three months ended March 31, 2018 of $1.0 million compared to $6.9 million net loss from continuing operations for the three months ended March 31, 2017.

Loss from discontinued operations. The Company did not incur any losses from discontinued operations for the three months ended March 31, 2018 compared to $1.1 million of net loss from discontinued operations for the three months ended March 31, 2017.

Net loss. As a result of the above, the Company had a net income for the three months ended March 31, 2018 of $1.0 million compared to $8.0 million net loss for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the liquidation of our personal injury claim portfolios. Our primary uses of cash included the payment of a special dividend to stockholders, as well as costs involved in the collection of consumer receivables, and to support the day-to-day operations of the Company.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of March 31, 2018, the Company recorded a liability to BMO of approximately $0.1 million and subsequently remitted on April, 2018. The liability to BMO is recorded when actual collections are received.

Personal Injury Claims

On December 28, 2011, we formed a joint venture, Pegasus Funding, LLC (“Pegasus”), with Pegasus Legal Funding, LLC (“PLF”). Pegasus purchased interests in personal injury claims from claimants who were a party to personal injury litigation with the expectation of a settlement in the future. Pegasus advanced to each claimant funds on a non-recourse basis at an agreed upon interest rate in anticipation of a future settlement. The interest purchased by Pegasus in each claim will consist of the right to receive from such claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The profits from the joint venture were distributed based on the ownership percentage of the parties — Asta Funding, Inc. 80% and PLF, 20%. Prior to acquisition, the Company accounted for this investment under the equity method of accounting.

On November 8, 2016, the Company entered into a binding Term Sheet (the “Term Sheet”) with Pegasus and PLF. The Company and PLF have decided not to renew the Pegasus joint venture that by its terms was scheduled to terminate on December 28, 2016. The Term Sheet amended certain provisions to the Pegasus’ operating agreement dated as of December 28, 2011 (as amended, the “Operating Agreement”) and governs the terms relating to the collection of its existing Pegasus portfolio (the “Portfolio”).

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus would continue in existence in order to collect advances on its existing Portfolio. The Company would fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus would be distributed to its members in the order provided for in the Operating Agreement. The Company would repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which would be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced would be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

In connection with the Term Sheet, the parties also entered into a customary mutual release and non-disparagement agreement as well as a release from the non-competition obligations under the Operating Agreement.

The Company filed for arbitration with the American Arbitration Association ("AAA") against Pegasus in April 2017 for breaches in the Operating and Term Sheet. On April 18, 2017, the Company was granted an Emergent Award restraining the cash in Pegasus, until a formal arbitration panel is confirmed and can review the case. Immediately prior to acquisition there was approximately $38.2 million in cash that was restrained under the Emergent Award. As of March 31, 2018, there was no cash restrained under the Emergent Award.

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

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”). Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus, which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. After the additional purchase of the minority member's 20% share, the Company became the 100% owner of Pegasus. Immediately upon acquisition, the Company changed the name of the entity to Sylvave. The Company acquired $20.7 million in assets and assumed $0.7 million in liabilities. The Company recognized a loss on acquisition of $1.4 million, which is recorded in the Company’s consolidated financial statements.

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

As of March 31, 2018, BPCM had fully reserved against its invested amount of approximately $2.5 million.

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

Cash Flow

At March 31, 2018, our cash increased $9.0 million to $26.6 million from $17.6 million at September 30, 2017.

Net cash used in operating activities was $0.3 million during the six month period ended March 31, 2018, as compared to $7.2 million used in operating activities for the six month period ended March 31, 2017, primarily related to benefit from income taxes in the prior year. Net cash provided by investing activities was $43.4 million during the six month period ended March 31, 2018, as compared to $47.1 million used in investing activities during the six month period ended March 31, 2017. The change in cash provided by investing activities is primarily due to the note receivable received as part of the sales proceeds of CBC, and the cash provided by the Company's acquisition of its equity method investment. Cash used in financing activities during the six month period ended March 31, 2018, was $33.6 million as compared to $37.9 million used in financing activities in the same 2017 period. The current year use of cash is the result of the special dividend paid to stockholders of $35 million.

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

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements.

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

In January 2016, the FASB issued Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Upon adoption of this ASU, the Company's investments will no longer be classified as available for sale, and any changes in fair value will be reflected in the Company's consolidated statement of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective in developing this update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

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

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective on March 31, 2018 due to the material weaknesses described below:

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

●

Since the original determination regarding the material weakness associated with significant and related party transactions at the subsidiary level, the Company has installed contract management software to manage all of its contracts and associated obligations under those contracts. Management from each department has been trained on the software, and all contracts require approvals of designated managers and the accounting department prior to execution. All contracts are reviewed by accounting personnel with requisite experience in identifying complex accounting transactional and disclosure issues,

2.     The Company did not maintain effective internal controls over regulatory compliance; specifically the Company did not have a formalized Foreign Corrupt Practices Act Policy.

Planned Remedial Actions:

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

Planned Remedial Actions:

●

The Company plans to develop and implement improved policies, procedures, processes and controls, as well as, conduct trainings to ensure the proper accounting for foreign currency matters in accordance with ASC 830, Foreign Currency Matters

●

The Company plans to utilize an accounting system to ensure that all transactions are systematically re-measured and translated at the applicable foreign currency exchange rate and the associated gain or loss is appropriately recognized in Accumulated Other Comprehensive Income ("AOCI") or earnings.

●	The Company plans to appropriately reconcile the AOCI account, in a timely manner.

b. Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. During the second quarter of fiscal 2018, the Company established a whistleblower hotline, developed and formalized a plan to test on a regular basis, and tested its whistleblower hotline to ensure regulatory compliance. Management has concluded that there have been no other changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Settlement Agreement and Release, dated as of January 12, 2018, by and among, Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich, Alex Khanas, Larry Stoddard III, Louis Piccolo and A.L. Piccolo & Co., Inc. (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc's Current Report on Form 8-K filed January 18, 2018).

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

10.1

Settlement Agreement and Release, dated as of January 12, 2018, by and among, Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich, Alex Khanas, Larry Stoddard III, Louis Piccolo and A.L. Piccolo & Co., Inc. (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc's Current Report on Form 8-K filed January 18, 2018).

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