Form 10-Q
period 2018-06-30
ASTA FUNDING INC
filed 2018-11-15
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(rounded to the nearest thousands, except share data)

	(Unaudited)
	June 30, 2018	September 30, 2017
ASSETS
Cash and cash equivalents	$30,319,000	$17,591,000
Available for sale investments (at fair value)	8,576,000	5,511,000
Consumer receivables acquired for liquidation (at cost)	4,620,000	6,841,000
Investment in personal injury claims, net	13,793,000	3,704,000
Due from third party collection agencies and attorneys	776,000	819,000
Prepaid and income taxes receivable	7,039,000	9,090,000
Furniture and equipment, net	104,000	124,000
Equity method investment	—	50,474,000
Notes receivable	4,792,000	—
Deferred income taxes	9,185,000	12,696,000
Goodwill	1,410,000	1,410,000
Other assets	1,423,000	1,043,000
Assets related to discontinued operations	—	92,235,000

Total assets	$82,037,000	$201,538,000

LIABILITIES
Other liabilities	$1,752,000	$4,980,000
Liabilities related to discontinued operations	—	81,751,000

Total liabilities	1,752,000	86,731,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at June 30, 2018 and 13,398,108 at September 30, 2017; and outstanding 6,685,415 at June 30, 2018 and 6,623,815 at September 30, 2017	135,000	134,000
Additional paid-in capital	68,543,000	68,047,000
Retained earnings	78,692,000	113,736,000
Accumulated other comprehensive income	43,000	18,000
Treasury stock (at cost) 6,774,293 shares at June 30, 2018 and at September 30, 2017	(67,128,000)	(67,128,000)

Total stockholders’ equity	80,285,000	114,807,000

Total liabilities and stockholders’ equity	$82,037,000	$201,538,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(rounded to the nearest thousands, except share data)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Finance income, net	$4,509,000	$3,993,000	$12,795,000	$12,018,000
Personal injury claims income	1,557,000	241,000	2,167,000	251,000
Disability fee income	1,188,000	1,134,000	3,248,000	3,990,000

Total revenues	7,254,000	5,368,000	18,210,000	16,259,000
Other income (loss), net - includes $0 and ($18,000) during the three months ended June 30, 2018 and 2017, and $0 and ($1,011,000) during the nine months ended June 30, 2018 and 2017, respectively, of accumulated other comprehensive loss reclassification for securities sold.	76,000	90,000	179,000	(126,000)

	7,330,000	5,458,000	18,389,000	16,133,000

Expenses:
General and administrative	4,201,000	6,066,000	11,712,000	25,611,000
Loss on acquisition of minority interest	—	—	1,420,000	—
Interest	17,000	164,000	19,000	197,000
Impairment	100,000	148,000	100,000	148,000
Earnings from equity method investment	—	(2,710,000)	(845,000)	(2,759,000)

	4,318,000	3,668,000	12,406,000	23,197,000

Income (loss) from continuing operations before income tax	3,012,000	1,790,000	5,983,000	(7,064,000)

Income tax expense/(benefit) - includes tax benefit of $0 and $7,000 during the three months ended June 30, 2018 and 2017 and $0 and $404,000 during the nine months ended June 30, 2018 and 2017, respectively, of accumulated other comprehensive income reclassifications for unrealized net gains / (losses) on available for sale securities	1,055,000	219,000	5,595,000	(31,000)

Net income (loss) from continuing operations	1,957,000	1,571,000	388,000	(7,033,000)
Net income (loss) from discontinued operations, net of income tax (benefit)	—	560,000	(80,000)	(1,756,000)

Net income (loss)	$1,957,000	$2,131,000	$308,000	$(8,789,000)

Net earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.29	$0.24	$0.06	$(0.75)
Basic earnings (loss) per share from discontinued operations	—	0.08	(0.01)	(0.19)
Basic earnings (loss) per share	$0.29	$0.32	$0.05	$(0.94)

Diluted earnings (loss) per share from continuing operations	$0.29	$0.23	$0.06	$(0.75)
Diluted earnings (loss) per share from discontinued operations	—	0.08	(0.01)	(0.19)
Diluted earnings (loss) per share	$0.29	$0.31	$0.05	$(0.94)

Weighted average number of common shares outstanding:
Basic	6,685,415	6,577,784	6,654,911	9,389,864
Diluted	6,685,628	6,879,082	6,657,840	9,389,864

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

June 30, 2018 and 2017

(Unaudited)

(rounded to the nearest thousands)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Comprehensive income (loss) is as follows:
Net income (loss)	$1,957,000	$2,131,000	$308,000	$(8,789,000)

Net unrealized securities gain (loss), net of tax expense/(benefit) of $4,000 and ($12,000) during the three month periods ended June 30, 2018 and 2017, respectively, and ($2,000) and $11,000 during the nine month periods ended June 30, 2018 and 2017, respectively.	9,000	18,000	(2,000)	(17,000)
Reclassification adjustments for securities sold, net of tax benefit of $0 and $7,000 during the three month periods ended June 30, 2018 and 2017, and $0 and $404,000 during the nine month periods ended June 30, 2018 and 2017, respectively.	—	(11,000)	—	(607,000)
Foreign currency translation, net of tax expense/(benefit) of $27,000 and ($23,000) during the three month periods ended June 30, 2018 and 2017, respectively, and $13,000 and ($21,000) during the nine month periods ended June 30, 2018 and 2017, respectively.	50,000	35,000	27,000	32,000

Other comprehensive income (loss)	59,000	42,000	25,000	(592,000)

Total comprehensive income (loss)	$2,016,000	$2,173,000	$333,000	$(9,381,000)

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(rounded to the nearest thousands, except share data)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2017	13,398,108	$134,000	$68,047,000	$113,736,000	$18,000	$(67,128,000)	$114,807,000
Exercise of options	61,600	1,000	398,000	—	—	—	399,000
Stock based compensation expense	—	—	98,000	—	—	—	98,000
Net income	—	—	—	308,000	—	—	308,000
Unrealized loss on marketable securities, net	—	—	—	—	(2,000)	—	(2,000)
Foreign currency translation, net	—	—	—	—	27,000	—	27,000
Dividends paid	—	—	—	(35,352,000)	—	—	(35,352,000)
Balance, June 30, 2018	13,459,708	$135,000	$68,543,000	$78,692,000	$43,000	$(67,128,000)	$80,285,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(rounded to the nearest thousands)	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$388,000	$(7,033,000)
Net loss from discontinued operations	(80,000)	(1,756,000)
Net income (loss)	308,000	(8,789,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,000	75,000
Deferred income taxes	3,513,000	1,199,000
Impairment of consumer receivables acquired for liquidation	100,000	148,000
Stock based compensation	98,000	81,000
Loss on sale of available-for-sale securities	—	1,011,000
Provision for bad debts – personal injury claims	837,000	—
Loss on other investments	—	3,590,000
Forgiveness of debt	—	552,000
Earnings from equity method investment	(845,000)	(2,759,000)
Changes in:
Prepaid and income taxes receivable	2,051,000	(6,022,000)
Due from third party collection agencies and attorneys	34,000	(320,000)
Other assets	(380,000)	3,184,000
Other liabilities	(3,201,000)	1,294,000
Net cash provided by (used in) operating activities of discontinued operations	710,000	(3,041,000)
Net cash provided by (used in) operating activities	3,271,000	(9,797,000)
Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	—	(2,213,000)
Principal collected on receivables acquired for liquidation	2,069,000	6,324,000
Principal collected on consumer receivable accounts represented by account sales	3,000	—
Purchase of available-for-sale securities	(3,069,000)	(13,193,000)
Proceeds from sale of available-for-sale securities	—	62,406,000
Purchase of non-controlling interest	(1,800,000)	—
Proceeds from sale of CBC	4,491,000	—
Proceeds from notes receivable	958,000	—
Acquisition of personal injury claims portfolios	(14,571,000)	—
Personal injury claims - advances	(60,000)	(3,351,000)
Personal injury claims - receipts	3,705,000	—
Change in equity method investment	53,119,000	2,808,000
Capital expenditures	(26,000)	(19,000)
Net cash (used in) provided by investing activities of discontinued operations	(1,538,000)	1,548,000
Net cash provided by investing activities	43,281,000	54,310,000
Cash flows from financing activities:
Proceeds from exercise of stock options	399,000	—
Purchase of treasury stock	—	(54,203,000)
Borrowings from line of credit	—	9,600,000
Dividends paid	(35,352,000)	—
Net cash provided by financing activities of discontinued operations	1,387,000	9,000,000
Net cash used in financing activities	(33,566,000)	(35,603,000)
Foreign currency effect on cash	58,000	(37,000)
Net increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	13,044,000	8,873,000
Less: net (decrease) increase in cash and cash equivalents classified within assets related to discontinued operations	(316,000)	58,000
Net increase in cash and cash equivalents	12,728,000	8,931,000
Cash and cash equivalents at beginning of period	17,591,000	16,282,000
Cash and cash equivalents at end of period	$30,319,000	$25,213,000

Supplemental disclosure of cash flow information :
Continuing operations:
Cash paid for: Interest	$19,000	$90,000
Cash paid for: Income taxes	$—	$6,046,000
Discontinued operations:
Cash paid for: Interest	$824,000	$2,891,000
Supplemental disclosure of non-cash flow investing activities:
Discontinued operations:
Issuance of unrestricted stock	$—	$404,000

See accompanying notes to consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 —Business and Basis of Presentation

Business

 Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”), formerly known as Pegasus Funding, LLC (“Pegasus”), Practical Funding LLC (“Practical Funding”), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our wholly owned subsidiaries Sylvave, Simia and Practical Funding, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

For the current year period from October 1, 2017 to January 12, 2018, Pegasus was 80% owned, and accounted for under the equity method. On January 12, 2018, the Company acquired the remaining 20% minority shareholder's interest in Pegasus, and now currently owns 100% of Pegasus. Commencing on the date of acquisition, the Company consolidated the financial results of this entity.

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

Basis of Presentation

The consolidated balance sheet as of June 30, 2018, the consolidated statements of operations for the three and nine month periods ended June 30, 2018 and 2017, the consolidated statements of comprehensive income (loss) for the three and nine month periods ended June 30, 2018 and 2017, the consolidated statements of stockholders’ equity as of and for the nine months ended June 30, 2018, and the consolidated statements of cash flows for the nine month periods ended June 30, 2018 and 2017, are unaudited. The September 30, 2017 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2018, the results of operations for the three and nine month periods ended June 30, 2018 and 2017 and cash flows for the nine month periods ended June 30, 2018 and 2017 have been made. The results of operations for the three and nine month periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

The consolidated financial statements are prepared in accordance with accounting principle generally accepted in the United States (“US GAAP”) and industry practices.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with 11 banks at June 30, 2018 that exceeded the balance insured by the FDIC by approximately $24.3 million. Additionally, two foreign banks with an aggregate $2.0 million balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

As of September 30, 2017 there was $0.5 million of cash in a domestic bank that is classified as restricted. This amount is included in net assets related to discontinued operations on the Company's consolidated balance sheets. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.1 million and $0.1 million and $0.3 million and $0.4 million in performance fees for the three and nine months ended June 30, 2018 and 2017, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 1—Business and Basis of Presentation (continued)

The carrying value of the investment in Serlefin Peru was $0.2 million as of June 30, 2018 and September 30, 2017. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through June 30, 2018 was approximately $0.1 million, and was not significant to the Company's consolidated statement of operations.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on the equity method investment for the three and nine months ended June 30, 2018 and 2017.

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

 The Company recognizes revenue for GAR Disability Advocates and Five Star Veterans when disability claimant's cases close with the social security administration and the applicable fees are collected.

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

During the fiscal year 2017, the Company recorded an impairment loss on this investment of $3.4 million, which was included in general and administrative expenses in the consolidated statements of operations. The full value of this investment was written off as of September 30, 2017. As of June 30, 2018, no amounts have been recovered on this investment.

Commissions and fees

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company utilizes third party collection agencies and attorney networks.

Fair Value Hierarchy

The Company recorded its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of June 30, 2018, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

Note 2—Available-for-Sale Investments

Investments classified as available-for-sale at June 30, 2018 and September 30, 2017, consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018	$8,568,000	$8,000	$—	$8,576,000
September 30, 2017	$5,500,000	$11,000	$—	$5,511,000

The available-for-sale investments do not have any contractual maturities. The Company did not sell any investments during the three and nine months ended June 30, 2018. The Company sold six investments during the nine months ended June 30, 2017, with a realized loss of $1,011,000. The Company sold three investments during the three months ended June 30, 2017, with a realized loss of $18,000. The Company did not receive any capital gain distributions during the nine months ended June 30, 2018. The Company received $177,000 in capital gains distributions during the nine months ended June 30, 2017. The Company did not record any aggregate realized gains (losses) related to its available-for-sale securities for the three and nine months ended June 30, 2018. The Company recorded an aggregate realized loss of $834,000 related to its available-for-sale securities for the first nine months ended June 30, 2017.

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

The Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. In addition, the Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. The Company obtains and utilizes, as appropriate, input, including but not limited to, monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio. During the three and nine months ended June 30, 2018 the Company impaired one domestic portfolio which resulted in a charge to expense of $100,000.

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended June 30,
	2018	2017
Balance, beginning of period	$5,525,000	$11,590,000
Acquisitions of receivable portfolio	—	—
Net cash collections from collection of consumer receivables acquired for liquidation	(5,146,000)	(6,061,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(1,000)	(1,000)
Impairment	(100,000)	(148,000)
Effect of foreign currency translation	(167,000)	(163,000)
Finance income recognized	4,509,000	3,993,000

Balance, end of period	$4,620,000	$9,210,000

Finance income as a percentage of collections	87.6%	65.9%

	For the Nine Months Ended June 30,
	2018	2017
Balance, beginning of period	$6,841,000	$13,427,000
Acquisitions of receivable portfolio	—	2,213,000
Net cash collections from collection of consumer receivables acquired for liquidation	(14,844,000)	(18,148,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,000)	(191,000)
Impairment	(100,000)	(148,000)
Effect of foreign currency translation	(69,000)	39,000
Finance income recognized	12,795,000	12,018,000

Balance, end of period	$4,620,000	$9,210,000

Finance income as a percentage of collections	86.2%	65.5%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation (continued)

During the three and nine months ended June 30, 2018, the Company did not purchase any portfolios. During the three and nine months ended June 30, 2017, the Company purchased $0.0 million and $35.0 million, respectively, of face value portfolios at a cost of $0.0 million and $2.2 million, respectively.

As of June 30, 2018, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $2.5 million and $1.7 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $4.2 million, or 90.0 % of the total consumer receivables held of $4.6 million at June 30, 2018.

As of September 30, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $3.3 million and $2.9 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $6.2 million, or 89.9% of the total consumer receivables held of $6.8 million at September 30, 2017.

As of June 30, 2018 and September 30, 2017, 8.2% and 5.0% of the Company's total assets were related to its international operations, respectively. For the three and nine months ended June 30, 2018 and 2017, 3.1% and 2.2%, respectively, 2.8% and 3.2%, respectively, of the Company's total revenue related to its international operation.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the three and nine month periods ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Gross collections (1)	$9,551,000	$10,659,000	$27,134,000	$32,641,000
Commissions and fees (2)	(4,404,000)	(4,597,000)	(12,287,000)	(14,302,000)
Net collections	$5,147,000	$6,062,000	$14,847,000	$18,339,000

(1)	Gross collections include: collections from third-party collection agencies and attorneys, collections from in-house efforts, and collections represented by account sales.
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

Note 4—Litigation Funding

Acquisition of Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus"), with Pegasus Legal Funding, LLC (“PLF”). The Company had an 80% non-controlling interest in the joint venture from the date of formation through January 12, 2018. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims. Pegasus while accounted for as an equity method investment, earned $5.1 million in interest and fees for the three months ended June 30, 2017, and earned $0.8 million and $9.8 million in interest and fees for the period from October 1, 2017 to January 12, 2018, compared to the nine months ended June 30, 2017, respectively. The Company had a net equity method investment in personal injury claims of $50.5 million on September 30, 2017 and $52.7 million immediately prior to acquisition, which included loans due to Asta of $32.7 million and $31.7 million, respectively, settled in conjunction with the acquisition.

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

Equity Method Investment (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Litigation Funding (continued)

Acquisition of Equity Method Investment (continued)

The results of operations and financial position of the Company’s historical equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	Three months ended
	June 30, 2018	June 30, 2017
Personal injury claims income	$—	$5,068,000
Operating expenses	—	1,680,000
Income from operations	$—	$3,388,000

Earnings from equity method investment	$—	$2,710,000

	Period from October 1, 2017 to January 12, 2018	Nine Months Ended June 30, 2017
Personal injury claims income	$671,000	$9,507,000
Operating expenses	(386,000)	6,058,000
Income from operations	$1,057,000	$3,449,000

Earnings from equity method investment	$845,000	$2,759,000

	Condensed Balance Sheet Information
Current assets	June 30, 2018	September 30, 2017
Cash	$—	$35,631,000	(1)
Investment in personal injury claims	—	16,855,000
Other assets	—	109,000
Total Assets	$—	$52,595,000

Current liabilities	$—	$31,677,000
Non-current liabilities	—	1,952,000
Equity	—	18,966,000
Total Liabilities and Equity	$—	$52,595,000

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

(Unaudited)

Note 4—Litigation Funding (continued)

Personal Injury Claims Funding

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia and Sylvave for the following periods:

	For the Three Months Ended June 30,
	2018	2017
Balance, beginning of period	$15,994,000	$3,177,000
Acquisition of personal injury funding portfolio (1)	—	—
Personal claim advances	—	296,000
Provision for losses	(6,000)	(7,000)
(Write offs) recoveries	(407,000)	—
Personal injury claims income	1,557,000	241,000
Personal injury claims receipts	(3,344,000)	(356,000)

Balance, end of period	$13,793,000	$3,351,000

	For the Nine Months Ended June 30,
	2018	2017
Balance, beginning of period	$3,704,000	$—
Acquisition of personal injury funding portfolio (1)	14,571,000	—
Personal claim advances	60,000	3,518,000
Provision for losses	(465,000)	(7,000)
(Write offs) recoveries	(371,000)	—
Personal injury claims income	2,167,000	251,000
Personal injury claims receipts	(5,872,000)	(411,000)

Balance, end of period	$13,793,000	$3,351,000

(1) Fully acquired through the acquisition of Pegasus.

The Company recognized personal injury claims income of $1.6 million and $2.2 million for the three and nine months ended June 30, 2018 and $241,000 and $251,000 for the three and nine months ended June 30, 2017, respectively.

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

As of June 30, 2018 and September 30, 2017, BPCM had fully reserved against its invested cases managed by the venture of approximately $2.5 million. There was no income recognized in the three and nine months ended June 30, 2018 and 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Furniture & Equipment

Furniture and equipment consist of the following:

	June 30,	September 30,
	2018	2017
Furniture	$273,000	$273,000
Equipment	241,000	241,000
Software	1,395,000	1,369,000

	1,909,000	1,883,000
Less accumulated depreciation and amortization	1,805,000	1,759,000

Balance, end of period	$104,000	$124,000

Depreciation expense for the three and nine months ended June 30, 2018 and 2017, was $14,000 and $46,000 respectively, and $24,000 and $75,000, respectively

Note 6—Non Recourse Debt

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

During the month of June 2016, the Company received the balance of the $16.9 million, and, as of June 30, 2018 and September 30, 2017, the Company recorded a liability to BMO of approximately $157,000 and $148,000, respectively, which has been recorded in other liabilities in the Company’s consolidated balance sheet. The funds outstanding on June 30, 2018 were subsequently remitted to BMO on July 10, 2018. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (the “Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provided for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that required the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the Borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment includes (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the minimum net worth requirement by $50 million, to $100 million and (c) modifies the Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remain in effect. The Company borrowed $9.6 million in February 2017 against the facility. There was a $10.0 million aggregate balance on deposit at Bank Hapoalim which served as collateral for the line of credit. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions. On August 2, 2017, the $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank. As of June 30, 2018, there was no outstanding facility.

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

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.3 million. Of the aggregate purchase price, approximately $4.5 million was paid in cash, and $5.8 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. See Note 8 - Note Receivable. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The Company recognized a loss of approximately $2.4 million on the above sale of CBC as of September 30, 2017.

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

As of June 30, 2018, the components of the Company designated as discontinued operations had no assets or liabilities. As of September 30, 2017, the components of the Company designated as discontinued operations had assets and liabilities of $92.2 million and $81.8 million, respectively. For the three months ended June 30, 2018 and 2017, the components of the Company designated as discontinued operations reported a (loss) profit, net of income taxes of $0.0 million and $0.6 million, respectively. For the nine months ended June 30, 2018 and 2017, the components of the Company designated as discontinued operations reported a (loss) profit, net of income taxes of ($0.1) million and ($1.8) million, respectively.

The major components of assets and liabilities related to discontinued operations are summarized below:

	June 30, 2018	September 30, 2017
Cash and cash equivalents	$—	$1,617,000	(1)
Restricted cash	—	499,000
Structured settlements	—	86,971,000
Furniture and equipment, net	—	34,000
Goodwill	—	—
Other assets	—	3,114,000
Total assets related to discontinued operations	$—	$92,235,000

Other debt - CBC	—	78,935,000
Other liabilities	—	2,816,000
Total liabilities related to discontinued operations	$—	$81,751,000

(1) Cash balance with one bank at September 30, 2017 that exceeded the balance insured by the FDIC by approximately $0.5 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (continued)

The following table presents the operating results, for the three and nine months ended June 30, 2018 and 2017, for the components of the Company designated as discontinued operations:

	Three months ended
	June 30, 2018	June 30, 2017
Revenues:
Unrealized gain on structured settlements	$—	$7,531,000
Interest income on structured settlements	—	1,923,000
Loss on sale of structured settlements	—	(5,353,000)
Total revenues	—	4,101,000
Other income	—	14,000

	—	4,115,000

Expenses:
General and administrative expenses	—	2,156,000
Interest expense	—	990,000

	—	3,146,000

Income from discontinued operations before income taxes	—	969,000
Income tax expense from discontinued operations	—	409,000
Income from discontinued operations, net of taxes	$—	$560,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (continued)

	Nine months ended
	June 30, 2018	June 30, 2017
Revenues:
Unrealized gain on structured settlements	$244,000	$4,511,000
Interest income on structured settlements	2,005,000	5,765,000
Loss on sale of structured settlements	—	(5,353,000)
Total revenues	2,249,000	4,923,000
Other income	11,000	44,000

	2,260,000	4,967,000

Expenses:
General and administrative expenses	1,560,000	5,152,000
Interest expense	824,000	2,871,000

	2,384,000	8,023,000

Loss from discontinued operations before income taxes	(124,000)	(3,056,000)
Income tax benefit from discontinued operations	(44,000)	(1,300,000)
Loss from discontinued operations, net of taxes	$(80,000)	$(1,756,000)

Prior to its sale, CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized gains recognized in the nine months ended June 30, 2018, approximately $0.2 million is due to day one gains on new structured settlements financed during the period. There were no other changes in assumptions during the period. Of the $7.5 million and $4.5 million of unrealized gains recognized in the three and nine months ended June 30, 2017, approximately $1.6 million and $5.9 million, respectively, was due to day one gains on new structured settlements financed during the period, offset by a decrease of ($5.4) million and $1.5 million, respectively, in realized (losses)gains recognized as realized loss on sale and interest income on structured settlements, $0.5 million and $0.1 million gain due to a change in the discount rate, and a reduction in fair value of $3.0 million and $0.0 million, respectively, during the period.

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

CBC purchased structured settlement and annuity policies through privately negotiated direct consumer purchases and brokered transactions across the United States. CBC funded the purchases primarily from cash, its revolving line of credit, and its securitized debt, issued through its Blue Bell Receivables (“BBR”) subsidiaries.

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

Structured settlements consist of the following as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Maturity (1) (2)	$—	$139,107,000
Unearned income	—	(52,136,000)

Structured settlements, net	$—	$86,971,000

(1)	The maturity value represents the aggregate unpaid principal balance at June 30, 2018 and September 30, 2017.
(2)	There is approximately $0.3 million of structured settlements that are past due, or in non-accrual status at September 30, 2017.

Encumbrances on structured settlements as of June 30, 2018 and September 30, 2017 are as follows:

	Interest Rate	June 30, 2018	September 30, 2017
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$—	$1,607,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	—	3,612,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	—	3,891,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	—	17,390,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	—	13,389,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	—	13,001,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069	5.00%	—	17,456,000
$25,000,000 revolving line of credit	4.25%	—	8,589,000

Encumbered structured settlements		—	78,935,000
Structured settlements not encumbered		—	8,036,000

Total structured settlements		$—	$86,971,000

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

On November 26, 2014, CBC completed its fourth private placement, backed by structured settlement and fixed annuity payments. CBC issued, through its subsidiary, BBR IV, LLC, approximately $21.8 million of fixed rate asset-backed notes with a yield of 5.4%. On September 25, 2015, CBC completed its fifth private placement, backed by structured settlements and fixed annuity payments. CBC issued, through its subsidiary, BBR V, LLC, approximately $16.6 million of fixed rate asset-backed notes with a yield of 5.1%. On July 8, 2016, CBC issued, through its subsidiary, BBR VI, approximately $14.8 million of fixed rate asset-backed notes with a yield of 4.85%. On April 7, 2017, CBC issued approximately $18.3 million of fixed rate asset-backed notes with a yield of 5.0%.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 —Note Receivable

Pursuant to Purchase Agreement, dated as of December 13, 2017, between the Purchaser and CBC, CBC sold to the Purchaser all of the issued and outstanding equity capital of CBC for $10.3 million. In conjunction with this sale the Company received $4.5 million in cash, and a Promissory Note (the “Note”) for $5.8 million from the Purchaser. The Note bears interest at 7% per annum, payable in quarterly installments of principle and interest through December 13, 2020, and is secured pursuant to a Service Agreement (the “Service Agreement”) with an affiliate of the Purchaser. Under the Service Agreement the Company has a first priority security interest and lien on all servicing fees received by the affiliate. As of June 30, 2018, the Purchaser is current on all its obligations under the Note, and the principle amount outstanding on this Note is $4.8 million. See Note 7 - Discontinued Operations.

Note 9 — Other Liabilities

Other liabilities as of June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018	September 30, 2017
Accounts payable and accrued expenses	$1,752,000	$1,835,000

Lawsuit reserve (see Note 10 – Commitments and Contingencies – Legal Matters)	—	3,145,000

Total other liabilities	$1,752,000	$4,980,000

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

The plaintiffs’ attorneys advised that they were contemplating the filing of another putative class action complaint against the Company alleging substantially the same claims as those that were asserted in this matter. In anticipation of such an eventuality, the Company agreed to non-binding mediation in order to reach a global settlement with other putative class members, which would avert the possibility of further individual or class actions with respect to the affected accounts. To date, the parties have attended two mediation sessions and are continuing to discuss a global settlement. In connection with such discussions, the parties agreed in principle to settle the action for a payment of $3.9 million (which would be split equally between the Company and the law firm servicer). The Company and law firm servicer have also agreed to cease collection activity on the affected accounts. Accordingly, the Company set up a reserve for settlement costs of $2.0 million during the three months ended March 31, 2017, which was included in general and administrative expenses in the Company's consolidated statement of operations.

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

Note 11—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for both the three and nine months ended June 30, 2018 was 35.0%, compared to 12.2% and 0.4% for the three and nine months ended June 30, 2017, respectively. The effective rate for fiscal 2017 was comparable to the U.S. federal statutory rate of 35%. The effective rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% primarily due to state income taxes and other permanent differences.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. Given the tax rate reduction, the Company remeasured its U.S. federal and state deferred tax assets and liabilities, which resulted in decreasing the Company’s net deferred tax assets by approximately $3.5 million. This adjustment is recorded as a one-time charge to income taxes for the three and nine months ended June 30, 2018.

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions. The Company's federal returns for the years September 30, 2014 and 2015, are currently being audited by the Internal Revenue Service. The tax returns for the years ended September 30, 2016 and 2017 are subject to examination. The Company does not have any uncertain tax positions.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Net Income (Loss) per Share (continued)

The following table presents the computation of basic and diluted per share data for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Income from continuing operations	$1,957,000	$1,571,000

Income from discontinued operations	—	560,000

Net income	$1,957,000	$2,131,000

Basic earnings per common share from continuing operations	$0.29	$0.24
Basic earnings per common share from discontinued operations	—	0.08
Basic earnings per share	$0.29	$0.32

Diluted earnings per common share from continuing operations	$0.29	$0.23
Diluted earnings per common share from discontinuing operations	—	0.08
Diluted earnings per share	$0.29	$0.31

Weighted average number of common shares outstanding:
Basic	6,685,415	6,577,784
Dilutive effect of stock options	213	301,298
Diluted	6,685,628	6,879,082

The following table presents the computation of basic and diluted per share data for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Income (loss) from continuing operations	$388,000	$(7,033,000)

Loss from discontinued operations	(80,000)	(1,756,000)

Net income (loss)	$308,000	$(8,789,000)

Basic earnings (loss) per common share from continuing operations	$0.06	$(0.75)
Basic loss per common share from discontinued operations	(0.01)	(0.19)
Basic earnings (loss) per share	$0.05	$(0.94)

Diluted earnings (loss) per common share from continuing operations	$0.06	$(0.75)
Diluted loss per common share from discontinued operations	(0.01)	(0.19)
Diluted earnings (loss) per share	$0.05	$(0.94)

Weighted average number of common shares outstanding:
Basic	6,654,911	9,389,864
Dilutive effect of stock options	2,929	—
Diluted	6,657,840	9,389,864

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, an award of 245,625 shares of restricted stock, and has cancelled 102,068 options, leaving 1,315,643 shares available as of June 30, 2018. As of June 30, 2018, approximately 60 of the Company’s employees were able to participate in the 2012 Plan.

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

On June 8, 2017, the Compensation Committee granted 56,600 stock options to an officer and employees of the Company, with a grant date fair value of $6.55, of which 10,000 options vested immediately, 10,000 options vest on January 1, 2018, 10,000 options vest on January 1, 2019 and the remaining 26,600 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Stock Option Plans (Continued)

The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan, and the Equity Compensation Plan (the “Plans”):

	Nine Months Ended June 30,
	2018		2017
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	880,567	$8.05	949,667	$8.47
Options granted	—	—	56,600	6.55
Options exercised	(61,600)	6.48	—	—
Options forfeited/cancelled	(22,400)	8.39	(53,800)	14.01
Outstanding options at the end of period	796,567	$8.16	952,467	$8.05

Exercisable options at the end of period	778,394	$8.16	867,195	$8.13

	Three Months Ended June 30,
	2018		2017
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	796,767	$8.16	896,867	$8.14
Options granted	—	—	56,600	6.55
Options exercised	—	—	—	—
Options forfeited/cancelled	(200)	7.93	(1,000)	7.93

Outstanding options at the end of period	796,567	$8.16	952,467	$8.05

Exercisable options at the end of period	778,394	$8.16	867,195	$8.13

The following table summarizes information about the Plans outstanding options as of June 30, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	–	$5.7500	1,200	0.8	$2.95	1,200	$2.95
$5.7501	–	$8.6250	678,367	3.8	7.96	660,194	7.96
$8.6251	–	$11.5000	117,000	4.6	9.39	117,000	9.39

			796,567	3.9	$8.16	778,394	$8.16

The Company recognized $98,000 and $9,000 of compensation expense related to the stock option grants during the nine and three month periods ended June 30, 2018, respectively. The Company recognized $38,000 and $30,000 of compensation expense related to the stock option grants during the nine and three month periods ended June 30, 2017, respectively. As of June 30, 2018, there was $16,000 of unrecognized compensation cost related to stock option awards. The weighted average period over which such costs are expected to be recognized is 0.5 years.

The intrinsic value of the outstanding and exercisable options as of June 30, 2018 was $540 and $540, respectively. The weighted average remaining contractual life of exercisable options is 3.8 years. No options were exercised during the three months ended June 30, 2018. There were 61,600 options exercised during the nine months ended June 30, 2018 for $399,000. The fair value of the stock options that vested during the nine and three month periods ended June 30, 2018 was approximately $222,000 and $0, respectively. The fair value of the stock options that vested during the nine and three month periods ended June 30, 2017 was approximately $734,000 and $81,000, respectively. There were no options granted during the nine and three month periods ended June 30, 2018.

The Company did not grant any restricted stock during the three and nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was no unrecognized compensation cost related to restricted stock awards.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Stockholders’ Equity

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of June 30, 2018, there were no such restrictions.

On February 5, 2018, the Board of Directors of the Company declared a special cash dividend in the amount of $5.30 per share with respect to its Common Stock, payable on February 28, 2018 to holders of record of the Company’s Common Stock at the close of business on February 16, 2018, with an ex-dividend date of March 1, 2018. The aggregate payment to shareholders was approximately $35 million.

Stockholder Rights Agreement

On May 5, 2017, the Board of the Company adopted a stockholder rights plan (the “Rights Agreement”), pursuant to which the Company declared a dividend of one right (a “Right”) for each of the Company’s issued and outstanding shares of common stock. The dividend was declared to the stockholders of record at the close of business on May 15, 2017. Each Right entitled the holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $28.60, subject to certain adjustments.

The Rights generally became exercisable on the earlier of (i) ten business days after any person or group obtains beneficial ownership of 10% or more of the Company’s outstanding common stock (an “Acquiring Person”), or (ii) ten business days after commencement of a tender or exchange offer resulting in any person or group becoming an Acquiring Person.

The exercise price payable and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights were subject to adjustment from time to time to prevent dilution. In the event that, after a person or a group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction (or 50% or more of the Company’s assets or earning power are sold), proper provision would be made so that each holder of a Right will thereafter have had the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value at the time of that transaction equal to two times the exercise price. The Company had the right to redeem the Rights at any time before a person or group becomes an Acquiring Person at a price of $0.01 per Right, subject to adjustment. At any time after any person or group became an Acquiring Person, the Company could generally exchange each Right in whole or in part at an exchange ratio of one shares of common stock per outstanding Right, subject to adjustment.

Unless terminated on an earlier date pursuant to the terms of the Rights Agreement, the Rights was set to expire on June 1, 2018, or such later date as may have been established by the Board as long as any such extension is approved by a vote of the stockholders of the Company by June 1, 2018. The Company concluded any value associated with the Right given to shareholders as a dividend was deemed de minim us.

The Rights and Rights Agreement expired on June 1, 2018.

Note 15—Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2018		September 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$4,485,000	$4,485,000	$68,000	$68,000
Available-for-sale investments (Level 1)	8,576,000	8,576,000	5,511,000	5,511,000
Consumer receivables acquired for liquidation (Level 3)	4,620,000	33,940,000	6,841,000	32,603,000

The following assets have been reclassified to discontinued operations as of September 30, 2017:

	September 30, 2017
	Carrying Amount	Fair Value
Financial assets
Structured settlements (Level 3)	$86,971,000	$86,971,000

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

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the nine months ended June 30, 2018. The Company had no Level 2 or Level 3 available-for-sale investments during the nine months ended June 30, 2018.

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

Structured settlements – The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains (losses) on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. The $0.2 million of unrealized gains recognized for the nine months ended June 30, 2018, is due to day one gains on new structured settlements financed during the period.

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

The changes in financial instruments at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2018 were as follows:

Carrying Amount
Balance at September 30, 2017	$86,971,000
Structured settlements sold in conjunction with sale of CBC on December 13, 2017	(86,971,000)
Structured Settlements as of June 30, 2018	$—

Realized and unrealized gains and losses included in earnings in the accompanying consolidated statements of operations for the nine months ended June 30, 2018 are reported in the following revenue categories:

Total gains included in the nine months ended June 30, 2018	$244,000

Change in unrealized gains (losses) relating to assets still held at June 30, 2018	$—

Note 16—Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and Social Security benefits. The three reportable segments consist of the following:

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

The following table shows results by reporting segment for the three and nine month period ended June 30, 2018 and 2017.

(Dollars in millions)	Consumer Receivables	Social Security Benefit Advocacy	Personal Injury Claims (2)	Corporate (3)	Total

Three Months Ended June 30,
2018:
Revenues	$4.5	$1.1	$1.6	$—	$7.2
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.6	0.3	1.1	(2.0)	3.0
2017:
Revenues	4.0	1.1	0.3	—	5.4
Other income	—	—	—	0.1	0.1
Segment profit (loss)	2.9	0.0	2.6	(3.7)	1.8
Nine Months Ended June 30,
2018:
Revenues	12.8	3.2	2.2	—	18.2
Other income	—	—	—	0.2	0.2
Segment profit (loss)	11.4	0.5	1.9	(7.8)	6.0
Segment Assets(1)	27.1	3.2	20.6	31.1	82.0
2017:
Revenues	12.0	4.0	0.3	—	16.3
Other income	—	—	—	(0.2)	(0.2)
Segment profit (loss)	9.7	(1.4)	2.3	(17.7)	(7.1)
Segment Assets(1) (4)	19.6	3.3	52.9	136.9	212.7

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company recorded Pegasus as an equity investment in its consolidated financial statements through January 12, 2018. Commencing on January 13, 2018, Sylvave is consolidated in the Company’s financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $93.7 million of assets related to discontinued operations as of June 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 - Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of:

	Nine Months Ended June 30, 2018			Year Ended September 30, 2017
	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total

Beginning Balance	$7,000	$11,000	$18,000	$624,000	$179,000	$803,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($13,000) and $112,000 at March 31 2018, and September 30, 2017, respectively.	—	27,000	27,000	—	(168,000)	(168,000)
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $2,000 and $8,000 at June 30, 2018, and September 30, 2017, respectively.	(2,000)	—	(2,000)	(10,000)	—	(10,000)
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $0 and $404,000 at June 30, 2018, and September 30, 2017, respectively.	—	—	—	(607,000)	—	(607,000)

Net current-period other comprehensive (loss) income	(2,000)	27,000	25,000	(617,000)	(168,000)	$(785,000)

Ending balance	$5,000	$38,000	$43,000	$7,000	$11,000	$18,000

	Nine Months Ended June 30, 2017
	Unrealized Gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$624,000	$179,000	$803,000

Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($21,000) during the nine month period ended June 30, 2017.	—	32,000	32,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of $404,000 during the nine month period ended June 30, 2017.	(607,000)	—	(607,000)
Amount reclassified from accumulated other comprehensive loss, net of tax benefit of $11,000 during the nine month period ended June 30, 2017.	(17,000)	—	(17,000)

Net current-period other comprehensive (loss) income	(624,000)	32,000	(592,000)

Ending balance	$—	$211,000	$211,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Related Party Transactions

On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo will provide consulting services, as described above. The compensation is to be paid quarterly. During fiscal 2018, the Company did not pay Piccolo any amounts under this agreement. For the three and nine months ended June 30, 2017, the Company paid Piccolo $20,000 and $60,000, respectively, for such services. The consulting agreement with Piccolo terminated on September 30, 2017, and was not renewed.

 In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, received a fee from Pegasus which was calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee is payable over nine years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired on December 28, 2016. Thereafter, it is payable by PLF and its affiliates.  For the nine months ended June 30, 2018, Pegasus paid ALP $33,000, which includes fees and interest paid during the period. As of June 30, 2018 and September 30, 2017, the Company owed Piccolo $0 and $66,000, respectively, which was recorded in other liabilities on the Company’s consolidated balance sheet at September 30, 2017.

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

For the three and nine months ended June 30, 2018, the Company did not make any payments to Fortress. For the three and nine months ended June 30, 2017, the Company paid Fortress $49,000 and $0.2 million, respectively. As of June 30, 2018 and September 30, 2017, the Company had no liability due to Fortress.

Note 19—Subsequent Events

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

Overview

 Asta Funding, Inc., together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”), formerly known as Pegasus Funding, LLC (“Pegasus”), Practical Funding LLC (“Practical Funding”), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through our wholly owned subsidiaries Sylvave, Simia and Practical Funding, social security and disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

In November 2016, the Company formed Simia, a 100% owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to the Company’s decision not to renew its joint venture with Pegasus Legal Funding, LLC (“PLF”). Sylvave and Simia will remain in operation to collect its current portfolio of advances, but will not fund any new advances. The Company will continue its personal injury claims business with Practical Funding, a wholly owned subsidiary of the Company, which was formed on March 16, 2018. Through June 30, 2018, Practical Funding has not made any advances on personal injury claims.

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

The consumer receivables, personal injury claims and the social security benefit advocacy segments each accounted for 10% or more of consolidated net revenue for the three and nine months ended June 30, 2018 and 2017. Sylvave was accounted for under the equity method through January 12, 2018, and thereafter recorded on a consolidated basis within the personal injury claims segment, and as such is included in personal injury claims revenue below. The following table summarizes total revenues by percentage from the three lines of business for the three and nine months ended June 30, 2018 and 2017:

	Three Month Ended		Nine Month Ended
	June 30,		June 30,
	2018	2017	2018	2017
Finance income (consumer receivables)	62.2%	74.4%	70.3%	73.9%
Personal injury claims	21.4%	4.5%	11.9%	1.5%
Disability fee income	16.4%	21.1%	17.8%	24.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Information about the results of each of the Company’s reportable segments for the three and nine month periods ended June 30, 2018 and 2017, reconciled to the Company’s consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Benefit Advocacy	Personal Injury Claims (2)	Corporate (3)	Total

Three Months Ended June 30,
2018:
Revenues	$4.5	$1.1	$1.6	$—	$7.2
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.6	0.3	1.1	(2.0)	3.0
2017:
Revenues	4.0	1.1	0.3	—	5.4
Other income	—	—	—	0.1	0.1
Segment profit (loss)	2.9	0.0	2.6	(3.7)	1.8
Nine Months Ended June 30,
2018:
Revenues	12.8	3.2	2.2	—	18.2
Other income	—	—	—	0.2	0.2
Segment profit (loss)	11.4	0.5	1.9	(7.8)	6.0
Segment Assets(1)	27.1	3.2	20.6	31.1	82.0
2017:
Revenues	12.0	4.0	0.3	—	16.3
Other income	—	—	—	(0.2)	(0.2)
Segment profit (loss)	9.7	(1.4)	2.3	(17.7)	(7.1)
Segment Assets(1) (4)	19.6	3.3	52.9	136.9	212.7

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company recorded Pegasus as an equity investment in its consolidated financial statements through January 12, 2018. Commencing on January 13, 2018, Sylvave is consolidated in the Company’s financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in Corporate are approximately $93.7 million of assets related to discontinued operations as of June 30, 2017.

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Litigation Funding Business

In 2011, the Company purchased an 80% interest in Pegasus. PLF, an unrelated third party, held the other 20% interest. The Company accounted for this investment under the equity method of accounting from the date of acquisition through January 12, 2018. See Note 4 - Litigation funding. The Company was committed to loan up to $22.4 million per year to Pegasus for a term of five years, all of which was secured by the assets of Pegasus. These loans provided financing for the personal injury litigation claims and operating expenses of Pegasus.

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

Pursuant to the Term Sheet, the parties thereto have agreed that Pegasus would continue in existence in order to collect advances on its existing Portfolio. The Company would fund overhead expenses relating to the collection of its Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus would be distributed to its members in the order provided for in the Operating Agreement. The Company was to be repaid an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2016 and continuing through the collection of the Portfolio, which would be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced would be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

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

As of January 12, 2018, the Company owns 100% of Pegasus, changed its name to Sylvave and commencing in the quarter ending March 31, 2018, the financial activity of Sylvave will be consolidated into the financial statements of the Company. As of January 12, 2018, the Company is entitled to 100% of all distributions made from Pegasus.

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary. Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtains its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Business is also obtained from its website and through attorneys. The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods the Company will include the financial results of Sylvave in its consolidated statement of operations. The Company formed a new entity Practical Funding on March 16, 2018 to continue in the personal injury claims funding business. As of June 30, 2018, the Company’s net investment in personal injury cases was approximately $13.8 million. Through June 30, 2018, Practical Funding has not made any advances on personal injury claims.

 On May 8, 2012, the Company announced the formation of EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture (the “Venture”) with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”) to create the operating subsidiary BP Case Management, LLC (“BPCM”). BPCM is 60% owned by the Company and 40% owned by BP Divorce Funding. The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2,000,000. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of the Company’s investment on a case by case basis and after a 15% preferred return to the Company. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At the Company’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of June 30, 2018, BPCM had fully reserved against its invested amount of approximately $2.5 million. There was no income recognized for the three and nine months ended June 30, 2018 and 2017.

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

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The recognition of income under ASC 310 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected, ASC 310 permits the change to the cost recovery method. The Company will recognize income only after it has recovered its carrying value. If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections.  During the three and nine months ended June 30, 2018 the Company impaired one domestic portfolio which resulted in a charge to expense of $100,000.

In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations

Nine Months Ended June 30, 2018, Compared to the Nine Months Ended June 30, 2017

Finance income. For the nine months ended June 30, 2018, finance income increased $0.8 million or 6.7% to $12.8 million from $12.0 million for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, the Company did not purchase any portfolios. During the first nine months of fiscal year 2017, the Company purchased $35.0 million of face value portfolios at a cost of $2.2 million. Net collections for the nine months ended June 30, 2018 decreased, $3.5 million, or 19.1%, to $14.8 million from $18.3 million for the same prior year period. During the first nine months of fiscal year 2018, gross collections decreased 16.9% or $5.5 million to $27.1 million from $32.6 million for the nine months ended June 30, 2017. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $2.0 million, or 14.0%, to $12.3 million for the current fiscal nine month period from $14.3 million for the nine months ended June 30, 2017. Commissions and fees amounted to 45.0% of gross collections for the nine month period ended June 30, 2018, compared to 43.8% in the same period of the prior year, resulting from higher percentage of commissionable collections in the current year period.

Disability fee income. For the nine months ended June 30, 2018, disability fee income decreased $0.8 million, or 20.0%, to $3.2 million as compared to $4.0 million for the nine months ended June 30, 2017, due to the decrease in the number of disability claimant cases closed with the Social Security Administration during the current period.

Earnings (loss) from equity method investment. Earnings from our historical equity method investment decreased $2.0 million, or 71.4%, to earnings of $0.8 million for the nine months ended June 30, 2018 from earnings of $2.8 million for the nine months ended June 30, 2017, due to acquisition of the remaining 20% of the non controlling interest on January 12, 2018 and subsequent income being recorded as part of our personal injury claims income in the consolidated statement of operations.

Other income (loss), net. The following table summarizes other income (loss) for the nine months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
Interest and dividend income	$235,000	$733,000
Realized loss	—	(833,000)
Other	(56,000)	(26,000)

	$179,000	$(126,000)

During the nine months ended June 30, 2018, interest income was primarily earned on the Company's note receivable from its sale of CBC.

General and administrative expenses. For the nine months ended June 30, 2018, general and administrative expense decreased $13.9 million, or 54.3%, to $11.7 million from $25.6 million for the nine months ended June 30, 2017, primarily due to a decrease in bad debt expense of $4.7 million (mainly the prior year Topaz loss of $3.4 million and BPCM loss of $1.5 million), professional fees of $3.9 million, (primarily related to the Mangrove matter), collection expenses $0.8 million, payroll related expenses $2.5 million, advertising $0.6 million and other operational expenses $1.4 million.

Interest expense. For the nine months ended June 30, 2018, interest expense decreased $178,000 to $19,000 as compared to $197,000 for the nine months ended June 30, 2017. The decreased interest expense is a result of the Company's payoff of its line of credit in August of 2017.

Segment profit – Consumer Receivables. For the nine months ended June 30, 2018, segment profit increased $1.7 million to $11.4 million from $9.7 million for the nine months ended June 30, 2017, primarily due the reduction in collection costs of $0.9 million, and increase in revenues of $0.8 million.

Segment profit – Personal Injury Claims. For the nine months ended June 30, 2018, segment profit was $1.9 million as compared to segment profit of $2.3 million for the nine months ended June 30, 2017. The decrease is attributable to the Company's decrease in revenue in the current period, primarily related to the lack of new fundings in the current period.

 Segment profit ( loss) – Social Security Benefit Advocacy. For the nine months ended June 30, 2018, segment profit was $0.5 million as compared to a $1.4 million loss for the same period in the prior year. This reduced loss in the current period is primarily the result of decreased revenues of $0.8 million offset by reduction in overhead expenses of $2.7 million (payroll related of $1.6 million, advertising of $0.6 million, postage of $0.3 million and other operational expenses of $0.2 million).

Income tax (benefit) expense. For the nine months ended June 30, 2018, income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, was $5.6 million, as compared to an income tax benefit for continuing and discontinued operations, consisting of federal and state income taxes, was $1.3 million for the nine months ended June 30, 2017, resulting from a decrease in the taxable loss in the current period.

Income from continuing operations. As a result of the above, the Company had a net income from continuing operations for the nine months ended June 30, 2018 of $0.4 million compared to $7.0 million net loss from continuing operations for the nine months ended June 30, 2017.

Loss from discontinued operations. As a result of the above, the Company had a net loss from discontinued operations for the nine months ended June 30, 2018 of $0.1 million compared to $1.8 million of net loss from discontinued operations for the nine months ended June 30, 2017.

Net income. As a result of the above, the Company had a net income for the nine months ended June 30, 2018 of $0.3 million compared to $8.8 million net loss for the nine months ended June 30, 2017.

Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017

Finance income. For the three months ended June 30, 2018, finance income increased $0.5 million or 12.5% to $4.5 million from $4.0 million for the three months ended June 30, 2017. During the three months ended June 30, 2018 and 2017, the Company did not purchase any portfolios. Net collections for the three months ended June 30, 2018, decreased $1.0 million, or 16.4%, to $5.1 million from $6.1 million for the three months ended June 30, 2017. During the second quarter of fiscal year 2018, gross collections decreased 10.3%, or $1.1 million, to $9.6 million from $10.7 million for the three months ended June 30, 2017. Commissions and fees associated with gross collections from third party collection agencies and attorneys decreased to $0.2 million for the three months ended June 30, 2018 from $4.6 million for the three months ended March 31, 2017 to $4.4 million at June 30, 2018. Commissions and fees amounted to 46.1% of gross collections for the three months ended June 30, 2018, compared to 43.1% for the three months ended June 30, 2017, resulting from higher percentage of commissionable collections in the current period.

Disability fee income. For the three months ended June 30, 2018 and 2017, disability fee income was $1.1 million.

Earnings (loss) from equity method investment. No earnings from our historical equity method investment were recorded during the three months ended June 30, 2018 due to the acquisition of the remaining 20% of the non-controlling interest on January 12, 2018 and subsequent income being recorded as part of our personal injury claims income in the consolidated statement of operations. For the three months ended June 30, 2017 the earnings from equity method investment was $2.7 million.

Other income (loss), net. The following table summarizes other income (loss) for the three months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
Interest and dividend income	$111,000	$61,000
Realized loss	—	(18,000)
Other	(35,000)	47,000

	$76,000	$90,000

During the three months ended June 30, 2018, interest income was primarily earned on the Company's note receivable from its sale of CBC.

General and administrative expenses. For the three months ended June 30, 2018, general and administrative expense decreased $1.9 million, or 31.1%, to $4.2 million from $6.1 million for the three months ended June 30, 2017, primarily attributable to reduction in bad debt expenses of $0.5 million, professional fees of $0.3 million, payroll $0.6 million, collection expenses $0.1 million and reduction in other overhead expenses $0.4 million.

Interest expense. For the three months ended June 30, 2018, interest expense decreased $147,000 to $17,000 as compared to $164,000 for the three months ended June 30, 2017. The decreased interest expense in the current period is the result of the Company's payoff of the advance on its line of credit in August, 2017.

Segment profit – Consumer Receivables. For the three months ended June 30, 2018, segment profit increased $0.7 million to $3.6 million as compared to $2.9 million for the three months ended June 30, 2017, primarily due to the increased revenue $0.4 million and reduction in collection expenses $0.3 million.

Segment profit – Personal Injury Claims. For the three months ended June 30, 2018, segment profit was $1.1 million as compared to segment profit of $2.6 million for the three months ended June 30, 2017. The decrease is attributable to the Company's decrease in revenue in the current period, primarily related to the lack of new fundings in the current period.

Segment profit – Social Security Benefit Advocacy. For the three months ended June 30, 2018, segment profit was $0.3 million as compared to break even for the same period in the prior year. This increase in income in the current fiscal year is primarily the result of increased revenues of $0.1 million and a reduction in the overhead expenses.

Income tax expense. For the three months ended June 30, 2018, income tax expense for continuing operations, consisting of federal and state income taxes, was $1.1 million, as compared to an income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, was $0.6 million for the three months ended June 30, 2017, resulting from an increase in the taxable income in the current period.

Income from continuing operations. As a result of the above, the Company had a net income from continuing operations for the three months ended June 30, 2018 of $2.0 million compared to $1.6 million net income from continuing operations for the three months ended June 30, 2017.

Income from discontinued operations. As a result of the above, the Company had no net income or loss from discontinued operations for the three months ended June 30, 2018 as compared to $0.6 million of net income from discontinued operations for the three months ended June 30, 2017.

Net income. As a result of the above, the Company had a net income for the three months ended June 30, 2018 of $2.0 million compared to $2.1 million net income for the three months ended June 30, 2017.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of June 30, 2018, the Company recorded a liability to BMO of approximately $0.2 million, which was subsequently remitted on July 10, 2018 . The liability to BMO is recorded when actual collections are received.

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

Pursuant to the Term Sheet, the parties agreed that Pegasus would continue in existence to collect advances on its existing Portfolio. The Company would fund overhead expenses relating to the collection of the Portfolio based on a budget agreed upon by the Company and PLF. Any cash received by Pegasus will be distributed to its members in the order provided for in the Operating Agreement. The Company would be allocated an amount equal to 20% of all principal collected on each investment paid back beginning October 1, 2017 and continuing through the collection of the Portfolio, which will be applied against the outstanding balance of overhead expenses previously advanced by the Company to Pegasus. After January 2, 2017, additional overhead expenses advanced would be paid back monthly as incurred by the Company prior to the calculation and distribution of any profits.

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

Additionally, on January 12, 2018, ASFI Pegasus Holdings, LLC (“ASFI”), a Delaware limited liability company and a subsidiary of Asta Funding, Inc. (the “Company” or “Asta”), a Delaware corporation, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with Pegasus Legal Funding, LLC, a Delaware limited liability company (the “Seller”). Under the Purchase Agreement, ASFI bought the Seller’s ownership interests of Pegasus, which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. After the additional purchase of the minority member's 20% share, the Company became the 100% owner of Pegasus. Immediately upon acquisition, the Company changed the name of the entity to Sylvave. The Company acquired $20.3 million in assets and assumed $0.7 million in liabilities. The Company recognized a loss on acquisition of $1.4 million, which is recorded in the Company’s consolidated financial statements.

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

As of June 30, 2018, BPCM had fully reserved against its invested amount of approximately $2.5 million.

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

Cash Flow

At June 30, 2018, our cash increased $12.7 million to $30.3 million from $17.6 million at September 30, 2017.

Net cash provided by operating activities was $3.3 million during the nine month period ended June 30, 2018, as compared to $9.8 million used in operating activities for the nine month period ended June 30, 2017. Net cash provided by investing activities was $43.3 million during the nine month period ended June 30, 2018, as compared to $54.3 million provided by investing activities during the nine month period ended June 30, 2017. The change in cash provided by investing activities is primarily due to the proceeds from sale of available for sale securities, partially offset by purchases of available for sale securities in the prior year period of $49.2 million, compared to the change in equity method investment, partially offset by the acquisition of the personal injury claims portfolio, and purchase of available for sale securities in the current period of $37.9 million. Cash used in financing activities during the three month period ended June 30, 2018, was $33.6 million as compared to $35.6 million used in financing activities in the same 2017 period. The current year use of cash is the result of the special dividend paid to stockholders of $35.4 million.

Our cash requirements have been and will continue to be significant and include external financing to operate various lines of business. Significant requirements include investment in personal injury claims, costs involved in the collections of consumer receivables, and investment in consumer receivable portfolios. Acquisitions recently have been financed through cash flows from operating activities. We believe we may secure credit facilities with financial institutions as we look to grow the Company, support current operations, and execute on our short and long term business initiatives. In the short term, we expect our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

a. Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including its principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of its internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control — Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, we concluded that our disclosure controls and procedures were not effective on June 30, 2018 due to the material weaknesses described below:

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

b. Changes in Internal Controls over Financial Reporting.

As a result of the control deficiencies identified above, and upon the conclusion of an evaluation of our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures, we restated our consolidated financial statements for quarter ended December 31, 2017. There were no changes to our internal control over financial reporting during the third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to effect, our internal control over financial reporting. In response to the material weaknesses described above, management has implemented changes and plans to implement additional changes to our internal control over financial reporting as described in the “Planned Remedial Actions” sections following each material weakness above. These subsequent remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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