Form 10-K
period 2018-09-30
ASTA FUNDING INC
filed 2018-12-24
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Yes   ☑       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $9,641,265 as of the last business day of the registrant’s most recently completed second fiscal quarter in 2018.

As of December 20, 2018, the registrant had 6,685,415 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for registrant’s 2019 Annual Meeting of Stockholders filed within 120 days of September 30, 2018 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2018.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” and “Item 7-Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc. (“Asta”), a Delaware corporation, together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Practical Funding LLC (“Practical Funding”), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including managing for its own account and servicing distressed charged off consumer receivables, disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and funding of personal injury claims, through our wholly owned subsidiaries Sylvave, Simia and Practical Funding.

For the period from October 1, 2017 to January 12, 2018, we owned an 80% interest in Pegasus of which we controlled 50%, and accounted for Pegasus under the equity method in accordance with accounting principles generally accepted in the United States (“US GAAP”). On January 12, 2018, the Company acquired the remaining 20% minority shareholder's interest in Pegasus, changed its name to Sylvave, and now currently owns 100% of Sylvave. Commencing on the date of acquisition, the Company consolidated the financial results of this entity, which will remain in operation only to collect on its current portfolio.

 We operate principally in the United States in three reportable business segments: consumer receivables, social security disability advocacy and personal injury claims. We previously operated a fourth segment when we engaged in the structured settlements business through our wholly owned subsidiary CBC Settlement Funding, LLC (“CBC”), which we sold on December 13, 2017.

As a result of the sale of CBC all periods presented herein account for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 2 - Discontinued Operations in the Company's notes to the consolidated financial statements.

Financial Information about Operating Segments

The Company operates through strategic business units that are aggregated into three reportable segments: consumer receivables, social security disability advocacy and personal injury claims. The three reportable segments consist of the following:

Consumer receivables

This segment is engaged in the business of purchasing, managing for its own account and servicing distressed charged off consumer receivables.  Recently, our effort has been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States.

Personal injury claims

This segment is comprised of purchased interests in personal injury claims from claimants who were a party to personal injury litigation. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.  Simia commenced funding personal injury settlement claims in January 2017 and ceased funding claims in June 2017. The Company is continuing its personal injury claims business in a new entity Practical Funding, which was formed on March 16, 2018. As of September 30, 2018, Practical Funding has not advanced any monies to claimants for personal injury claims.

 Social security disability advocacy

 This segment consists of advocacy groups representing individuals nationwide in their claims for social security disability and supplemental social security income benefits from the Social Security and Veterans Administration.

The consumer receivable segment and the social security disability advocacy segment each accounted for more than 10% of revenues in fiscal year 2018 and 2017. The following table summarizes the net revenues by percentage from the three lines of business for the fiscal years 2018 and 2017:

	Year Ended September 30,
	2018	2017
Finance income (consumer receivables)	73.6%	74.3%
Personal injury claims income	5.0	2.0
Social security disability fee income	21.4	23.7

Total revenues	100.0%	100.0%

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

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale securities, a note receivable, property and equipment, goodwill, deferred taxes and other assets.

(Dollars in millions)	Consumer Receivables	Social security disability advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Fiscal Year Ended September 30,
2018:
Revenues	$15.9	$4.6	$1.1	$—	$21.6
Other income (5)	4.0	—	—	0.5	4.5
Segment profit (loss)	17.8	1.1	1.1	(10.4)	9.6
Segment Assets (1) (4)	12.4	1.0	11.8	61.1	86.3
2017:
Revenues	15.9	5.1	0.4	—	21.4
Other income	—	—	—	(0.1)	(0.1)
Segment profit (loss)	12.5	(1.7)	4.1	(22.2)	(7.3)
Segment Assets (1) (4)	20.4	3.9	55.0	122.2	201.5

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
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
(4)

Included in Corporate are approximately $92.2 million of assets related to discontinued operations as of September 30, 2017. See Note 2 - Discontinued Operations in the Company's notes to consolidated financial statements.

(5)	Included in other income is approximately $4.0 million in gain on settlements. See Note 10 - Settlements in the Company's notes to its consolidated financial statements.

Principal Markets and Methods of Distribution

All of the Company’s lines of business are principally conducted in the United States, with approximately $3.3 million of the receivables originating and being serviced overseas as of September 30, 2018.

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

We purchase receivables from credit grantors and others through privately negotiated direct sales. We fund portfolios through internally generated cash flow.

Our objective is to maximize our return on investment in acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and decide whether to use our internal servicing and collection department, third-party collection agencies, attorneys, or a combination of all three options.

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management may either (i)move certain receivables from one third-party collection agency or attorney to another, or (ii) sell portions of the portfolio accounts. Our internal collection unit, which currently employs three collection-related staff, including senior management, assists us in benchmarking our third-party collection agencies and attorneys, and provides us with flexibility for servicing a portion of our consumer receivable portfolios in-house.

We have increased our focus on purchasing consumer receivables internationally from foreign banks via direct sales or credit grantors. We have established relationships in Colombia and Peru with agencies and attorneys,, and we are committed to pursue opportunities available to acquire foreign consumer receivables.

Personal injury claims

Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtained its business from external brokers and internal sales professionals soliciting individuals with personal injury claims. Simia and Sylvave have not funded any new cases since June 2017 and April 2017, respectively, but remain in business to liquidate their existing personal injury claim advance portfolios. Practical Funding will rely on generating business from attorneys and internal sales professionals soliciting individuals with personal injury claims.

Social security disability advocacy

GAR Disability Advocates and Five Star provide its social security disability advocacy services throughout the United States. They rely upon search engine optimization (“SEO”) to bring awareness to their intended market.

Industry Overview

Consumer receivables

The purchasing, servicing and collection of distressed charged-off consumer receivables is an industry that is driven by:

•	increasing levels of consumer debt;
•	increasing defaults of the underlying receivables; and
•	increasing utilization of third-party providers to collect such receivables.

Personal injury claims

The funding of non-recourse personal injury claims is driven by the growth of the market for financing personal injury claims. Individuals with personal injury claims incur current cash obligations which will not be recouped until insurance settlements are paid, or adjudicated in favor of the plaintiff, if at all. These funding contracts require a lien on the proceeds of either the settlement or the favorable resolution. The demand for providing financing to individuals in need of short term funds pending insurance settlements of their personal injury claims is driven by the long periods of time taken by the insurance industry to settle and pay such claims, primarily due to lengthy litigation and the court process.

Social security disability advocacy

The social security disability advocacy industry is driven by the increasing number of social security and disability applicants who find it difficult to obtain such benefits without the aid of third party assistance.

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

•	selling accounts on an opportunistic basis; and

•	capitalizing on our strategic relationships to identify and acquire consumer receivable portfolios as pricing, financing and conditions permit.

Personal Injury Claims

Practical Funding will rely on developing new and existing relationships with attorneys and Company management.

Social security disability advocacy

In fiscal year 2018, GAR Disability Advocates and Five Star continue to assist claimants in securing disability benefits from the Social Security and Veteran's administration.

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

Personal Injury Claims

The operations of the personal injury claims unit includes:

Sales/Underwriting/Collections - The underwriting group is responsible for analyzing the merits of the personal injury claims, collections of the portfolio and for business development and sales.

Accounting - The accounting group is responsible for the reporting of all the financial operations of the personal injury claims unit.

 Social security disability advocacy

GAR Disability Advocates and Five Star consists of the following departments:

Sales/Marketing - The Sales Group is responsible for the sales strategy and advertising campaigns.

Intake - The Intake Department is responsible for client development, including screening leads and developing information on individual cases.

Case Management - The Case Management Department oversees client claims, in an attempt to obtain social security disability benefits.

Accounting - The accounting group is responsible for the reporting of all the financial operations of the social security disability segment.

Marketing

Consumer receivables

The Company did not make any consumer debt purchases in fiscal year 2018. We have expanded relationships with credit providers internationally, as well as maintained our existing relationships domestically with brokers, finance companies and other credit providers. We are working to expand our name recognition internationally by attending international conferences, utilizing email solicitations and attending face-to-face bank meetings.

Personal injury claims

Practical Funding will not invest in a formal marketing program at this time. However, it will rely on internal sales, underwrting and attorneys to enhance our presence in the market.

Social security disability advocacy

Security Disability Advocacy utilizes SEO to bring more awareness to prospective clients.

Competition

Consumer receivables

With the competitive nature of the domestic market, there are strategic advantages of acquiring portfolios internationally in countries such as Colombia and Peru. We cannot assure that the international competition will not increase in the future, affecting our consumer receivables financial performance.

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

cost of funds advanced;

reputation; and

marketing costs.

We believe that our personal injury claims funding management team has expertise and experience in identifying, evaluating, pricing, and managing the funding of personal injury claim cases. However, we cannot assure that our litigation funding businesses will be able to compete against current or future competitors or that competition will not increase in the future.

 Social Security Disability Advocacy

The social security disability advocacy environment is competitive. We believe that the management of GAR Disability Advocates and Five Star have the knowledge to compete in this environment. Nevertheless, we can offer no assurance that the business will remain competitive against current and future competitors.

 Seasonality and Trends

Consumer receivables

Our management believes that our operations may, to some extent, be affected by high delinquency rates and by lower recoveries on consumer receivables acquired for liquidation during or shortly following certain holiday periods.

Personal injury claims

There are no discernible trends to indicate seasonality in the personal injury claims business.

Social Security Disability Advocacy

There is no indication that seasonality has any noticeable impact on the social security disability process.

Technology

Consumer receivables

We believe that a high degree of automation is necessary to enable us to grow and successfully compete with other companies in our business sector. Accordingly, we continually look to upgrade our technology systems to support the servicing and recovery of consumer receivables acquired for liquidation. Our telecommunications and technology systems allow us to quickly and accurately process large amounts of data necessary to purchase and service consumer receivable portfolios. In addition, we rely on the information technology of our third-party collection agencies and attorneys and periodically review their systems to ensure that they can adequately service the consumer receivable portfolios outsourced to them.

Due to our desire to increase productivity through automation, we periodically review our systems for possible upgrades and enhancements. We are continually working to enhance our international systems capabilities enabling us to effectively compete in the international marketplace.

Personal injury claims

Practical Funding will be dependent a website to maintain and increase its business and, therefore, must remain current in its technology.

Social Security Disability Advocacy

GAR Disability and Five Star rely on substantial use of the internet and, therefore, endeavors to remain current technologically.

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

There are significant corporate governance and executive compensation-related provisions in the Dodd Frank Wall Street Reform and Provision Act (“Dodd-Frank Act”) that required the Securities and Exchange Commission (“SEC”) to adopt additional rules and regulations in areas such as corporate governance, and executive compensation . Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments, the Public Company Accounting Oversight Board (“PCAOB”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the NASDAQ Global Market, all of which have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

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

Social security disability advocacy

The availability of funds to pay Social Security disability and Veteran's benefits, are dependent on governmental regulation and budgetary constraints, which could have a material impact on the GAR Disability Advocates and Five Star business.

  Employees

As of September 30, 2018, we had a total of 60 full-time employees. We are not a party to any collective bargaining agreements.

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

As described in “Part II, Item 9A — Controls and Procedures,” management has identified and evaluated the control deficiencies that gave rise to the accounting errors related to equity method accounting, foreign currency matters, related party transactions, accounting for significant and/or complex transactions and documentation and reconciliation of social security disability cash receipts, and has concluded that those deficiencies, represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of those material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018. See “Part II, Item 9A — Controls and Procedures.”

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

Title X of the Dodd-Frank Act (also referred to as the Consumer Financial Protection Act) created a new independent regulator, CFPB. The CFPB has rulemaking, supervisory, and enforcement and other authorities relating to consumer financial products and services, including debt collection, provided by covered persons. We are subject to the CFPB's supervisory and enforcement authority.

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

As of September 30, 2018, we had a net deferred tax asset of $10.9 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is adjusted accordingly.

Additionally, on December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction had a significant impact on our provisions for income taxes for periods beginning after September 30, 2017, including a one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. Our assessment of the Act resulted in a one-time charge to income taxes of approximately $4.4 million for the year ended September 30, 2018.

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

We acquire and collect on consumer receivable portfolios that contain charged-off receivables. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our purchase costs. For accounts that are charged-off or semi-performing, the originators or interim owners of the receivables generally have:

•	made numerous attempts to collect on these obligations, often using both their in-house collection staff and third-party collection agencies; and/or

•	subsequently deemed these obligations to be uncollectible.

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

At September 30, 2018, 31% of our portfolio face value, which represents approximately 87% of our portfolio face value at all third party collection agencies and attorneys,  is serviced by five organizations domestically and one organization internationally, we are dependent upon the efforts of these collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

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

Members of the Stern family own directly or indirectly, approximately 59% of our outstanding shares of common stock as of September 30, 2018. Through January 6, 2019, the Stern family, in conjunction with a voting agreement signed with an activist shareholder in January 2017; is limited to voting up to 49% of the outstanding shares. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

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

We may seek to grow through acquisitions of related businesses in the financial services sector. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

•	the diversion of our management’s attention from our everyday business activities;

•	the assimilation of the operations and personnel of the acquired business;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

•	the need to expand management, administration and operational systems.

If we make such acquisitions, we cannot predict whether:

•	we will be able to successfully integrate the operations of any new businesses into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of debt; and

•	the recognition of significant charges for depreciation and impairment charges related to goodwill and other intangible assets.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 6,685,415 shares of common stock issued and outstanding as of December 20, 2018. Of these shares, 3,998,727 are owned by affiliates of the company, which are defined as in Rule 405 under the Act as a “person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with”, an issuer. In addition, options to purchase 728,867 shares of our common stock were outstanding as of September 30, 2018, of which 710,694 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2018, there were 1,323,343 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

Market for Our Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” High and low sales prices of our common stock as reported by NASDAQ are set forth below for the periods indicated (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
Fiscal Year 2017
October 1, 2016 to December 31, 2016	$10.47	$8.65
January 1, 2017 to March 31, 2017	10.35	7.75
April 1, 2017 to June 30, 2017	9.05	6.15
July 1, 2017 to September 30, 2017	8.40	6.80
Fiscal Year 2018
October 1, 2017 to December 31, 2017	$8.45	$7.05
January 1, 2018 to March 31, 2018	11.50	3.55
April 1, 2018 to June 30, 2018	4.05	3.25
July 1, 2018 to September 30, 2018	4.75	2.80

Dividends

Future dividend payments will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, our agreements with our lender may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place. We did not declare any dividends during fiscal year 2017. However, on February 5, 2018, we declared a special cash dividend in the amount of $5.30 per share with respect to our common stock, which was paid on February 28, 2018 to holders of record at the close of business on February 16, 2018. The aggregate payment to shareholders was approximately $35.4 million.

Holders of Our Common Stock

On September 30, 2018, there were 18 holders of record of our common stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2018.

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

Overview

We are engaged in the businesses of acquiring, managing, servicing and recovering on portfolios of consumer receivables, assisting claimants in the process of social security disability claims and funding personal injury claims.

For the current year period from October 1, 2017 to January 12, 2018, Pegasus was 80% owned, and accounted for under the equity method. On January 12, 2018, the Company acquired the remaining 20% minority shareholder's interest in Pegasus, changed its name to Sylvave and now currently owns 100% of Sylvave. Commencing on the date of acquisition, the Company consolidated the financial results of this entity.

Consumer Receivables

The consumer receivable portfolios generally consist of charged-off receivables, which are accounts that have been written-off by the originators and may have been previously serviced by collection agencies.

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

Personal Injury Claims

Acquisition of Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus"), with Pegasus Legal Funding, LLC (“PLF”). The Company historically had an 80% non-controlling interest in the joint venture from the date of formation through January 12, 2018. Pegasus purchases interests in claims from claimants who are a party to personal injury litigation. Pegasus advances, to each claimant, funds, on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased by Pegasus consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claims.

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

Simia and Sylvave

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, to continue its personal injury claims funding business.  Simia commenced operation in January 2017, and conducts its business solely in the United States.

As noted in Note 5 - Equity Method Investments in the Company's notes to consolidated financial statements, effective January 12, 2018, the Company now accounts for Sylvave, its wholly owned subsidiary, on a consolidated basis. Simia and Sylvave remain in operation to continue to collect on their outstanding personal injury claim portfolios, but will not be funding any new advances to claimants.

Practical Funding

The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018 to continue in the personal injury claims funding business. To date, Practical Funding has not funded any advances on personal injury claims.

Divorce Funding

On May 8, 2012, the Company formed EMIRIC, LLC, a wholly owned subsidiary of the Company. EMIRIC, LLC entered into a joint venture with California-based Balance Point Divorce Funding, LLC (“BP Divorce Funding”). The Venture provides non-recourse funding to a spouse in a matrimonial action where the marital assets exceed $2.0 million. Such funds can be used for legal fees, expert costs and necessary living expenses. The Venture receives an agreed percentage of the proceeds received by such spouse upon final resolution of the case. BP Divorce Funding's profits and losses will be distributed 60% to BPCM and 40% to BP Divorce Funding, after the return of BPCM’s investment on a case by case basis and after a 15% preferred return to us. BPCM’s initial investment in the Venture consisted of up to $15 million to fund divorce claims to be fulfilled in three tranches of $5 million each. Each investment tranche is contingent upon a minimum 15% cash-on-cash return to us. At BPCM’s option, there could be an additional $35 million investment in divorce claims in tranches of $10 million, $10 million, and $15 million, also with a 15% preferred return and such investments may even exceed a total of $50 million, at BPCM’s sole option. Should the preferred return be less than 15% on any $5 million tranche, the 60%/40% profit and loss split would be adjusted to reflect BPCM’s priority to a 15% preferred return. As of September 30, 2018 and 2017, BPCM had fully reserved against its invested amount of $2.5 million, in cases managed by this Venture. There was no income recognized for the years ended September 30, 2018 and 2017.

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

Social Security Disability Advocacy Business

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtains and represents individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Veteran's Administration.

Structured Settlement Business- Discontinued Operations

On December 13, 2017, we sold all of our issued and outstanding equity capital in CBC Settlement Funding, LLC (“CBC”), our wholly owned subsidiary engaged in structured settlements. As a result of this sale, all periods presented in our consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising our structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. As of September 30, 2018, the Company had no assets or liabilities related to discontinued operations. As of September 30, 2017, the Company had total assets related to discontinued operations of $92.2 million, and total liabilities related to discontinued operations of $81.8 million. Total revenues for the years ended September 30, 2018 and 2017 were $2.2 million and $7.2 million, respectively. See Note 2 - Discontinued Operations in the Company's notes to the consolidated financial statements.

 Critical Accounting Policies

The Company may account for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

Prior to October 1, 2013 the Company accounted for certain of its investments in Consumer receivables using the interest method in accordance with the guidance of ASC 310 - 30. Under the guidance of ASC 310 - 30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method in the circumstances.

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

Results of Operations

 The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. In these discussions, dollar amounts have been rounded to aid in its presentation.

	Years Ended September 30,
	2018	2017
Finance income, net	$15,863,000	$15,920,000
Personal injury claim income (1)	1,084,000	434,000
Disability fee income	4,598,000	5,085,000

Total revenues	21,545,000	21,439,000

Gain on settlements	4,044,000	—
Other (expense) income	479,000	(94,000)

	26,068,000	21,345,000

General and administrative expenses	15,429,000	31,900,000
Loss on acquisition of minority interest	1,420,000	—
Interest expense	20,000	240,000
Impairments of consumer receivables acquired for liquidation	310,000	1,129,000
Earnings from equity method investment (2)	(750,000)	(4,619,000)

	16,429,000	28,650,000

Income (loss) before income taxes from continuing operations	9,639,000	(7,305,000)
Income tax expense	5,502,000	1,077,000

Income (loss) from continuing operations	4,137,000	(8,382,000)
Loss from discontinued operations, net of tax	(80,000)	(4,620,000)

Net Income (loss) attributable to Asta Funding, Inc.	$4,057,000	$(13,002,000)

(1) This line item is comprised of the personal injury claims revenue from Simia and Sylvave

(2) This line item is comprised of the net earnings from Pegasus from October 1, 2017 to the date of acquisition and Serlefin Peru (reclassified from finance income to earnings from equity method investment in the current year).

  Year Ended September 30, 2018 Compared to the Year Ended September 30, 2017

Finance income.  For the fiscal year ended September 30, 2018 (“fiscal year 2018”), finance income from consumer receivables was flat, as the Company has continued to collect on its existing cost recovered consumer receivable portfolios. During fiscal year 2018, the Company did not purchase any portfolios. During fiscal year 2017, the Company acquired $35.0 million in face value of new portfolios at a cost of $2.2 million. The portfolios purchased during fiscal year 2017 are accounted for on the cost recovery method.

Net collections decreased $4.9 million, or 21.1%, to $18.6 million for fiscal year 2018 from $23.5 million for fiscal year 2017. During fiscal year 2018, gross collections decreased 16.3% to $35.5 million from $42.5 million for fiscal year 2017, reflecting the lower level of purchases over the last few years. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.9 million, from $18.9 million to $17.0 million, or 10.4% for fiscal year 2018, as compared to the same period in the prior year and averaged 47.7% of collections for fiscal year 2018 as compared to 44.6% in the same prior year period.

For the year ended September 30, 2018 and 2017, approximately 84.4% and 67.7% of collections were recognized in finance income, respectively. The increased percentage in 2018, is the result of consumer portfolio's becoming fully recovered in the current year.

Disability Fee income. Disability fee income decreased 9.6% or $0.5 million to $4.6 million in fiscal year 2018, compared to $5.1 million in fiscal year 2017 as a result of decrease in disability claimants cases being settled in the current year, translating into a decrease in closed cases.

Gain on settlements. For the year ended September 30, 2018, the Company recorded a gain on settlements of $4.0 million. The settlements were for $3.4 million and $0.6 million from a third party servicer and a third party financial institution, respectively. See Note 10 - Settlements, in the notes to the Company's consolidated financial statements.

Other income (expense). The following table summarizes other income (expense) for the years ended September 30, 2018 and 2017:

	2018	2017
Interest and dividend income	$475,000	$765,000
Realized losses	—	(833,000)
Other	4,000	(26,000)

	$479,000	$(94,000)

General and administrative expenses. For fiscal year 2018, general and administrative expenses decreased $16.5 million, or 51.6%, to $15.4 million from $31.9 million for the prior year. The decrease in general and administrative expenses is related to decreased bad debt expenses related to our investment in BP Case Management of $4.0 million and the write off our investment in the Topaz fund of $3.4 million, decreased professional fees primarily related to the Mangrove matter of $4.1 million, decrease in collection expenses of $1.1 million, payroll related expenses $2.8 million, advertising $0.6 million and other operational expenses $0.5 million.

Loss on acquisition of minority interest. For the year ended September 30, 2018, the Company recognized a loss on acquisition of minority interest of $1.4 million on the acquisition of the 20% minority interest in Pegasus, purchased by the Company, which was previously owned by PLF

Impairments. For fiscal year 2018, the Company recorded an impairment of $0.3 million of its consumer receivable portfolio, compared to $1.1 million for fiscal year 2017. For the year ended September 30, 2018, the Company impaired one domestic and two international portfolios which resulted in a charge to expense of $0.1 million and $0.2 million, respectively. For the year ended September 30, 2017, the Company impaired one domestic and four international portfolios which resulted in a charge to expense of $0.1 million and $1.0 million, respectively.

Earnings from equity method investment. For the fiscal year 2018, earnings from equity method investment decreased $3.8 million to $0.8 million, compared to earnings from equity method of $4.6 million for fiscal year 2017, primarily due to acquisition of the remaining 20% of the non controlling interest on January 12, 2018, no current year fundings and subsequent income being recorded as part of our personal injury claims income from Sylvave and Simia in the consolidated statement of operations.

Net income before taxes - Consumer Receivables. Net income before taxes increased $5.3 million, to $17.8 million for fiscal year 2018, as compared to $12.5 million for fiscal year 2017, primarily due to settlement income of $4.0 million, decrease in impairment charges of $0.9 million and decrease in collection expenses $1.0 million partially offset by unfavorable foreign exchange loss of $0.6 million.

Net loss before taxes - Social Security Disability Advocacy. Net income before taxes increased $2.8 million to $1.1 million for fiscal year 2018, compared to a net loss of $1.7 million for fiscal year 2017, as a result of decreased revenues of $0.5 million offset by various planned cost reduction measures (payroll related $1.8 million, advertising $0.6 million, professional fees $0.3 million, postage of $0.3 million and other operational expenses $0.3 million).

Income tax expense (benefit). Income tax expense of $5.5 million was recorded for fiscal year 2018, consisting of a $3.7 million current income tax expense and a $1.8 million deferred income tax expense. The tax benefit on discontinued operations was $44,000 and there was income tax expense of $5.5 million on continuing operations. The state portion of the income tax provision for the fiscal year 2017 has been offset against state net operating loss carry forwards, and, as a result, no state taxes were payable.

Discontinued operations. Loss from discontinued operations, net of tax, decreased $4.5 million or 98.2% to a loss from discontinued operations of $0.1 million in fiscal year 2018, compared to loss from discontinued operations of $4.6 million in fiscal year 2017. The decrease in current year loss was primarily due to the sale of CBC during the first quarter of the current fiscal year.

Net income (loss). As a result of the above, the Company had net income of $4.1 million for fiscal year 2018, compared to net loss of $13.0 million for fiscal year 2017.

Liquidity and Capital Resources

At September 30, 2018, the Company had $6.3 million in cash and cash equivalents, as well as $38.1 million in level 1 securities that are classified as available for sale, on hand and no debt.  In addition, the Company had working capital of $84 million at September 30, 2018.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of September 30, 2018, the Company recorded a liability to BMO of approximately $117,000. The funds were subsequently remitted to BMO on October 10, 2018. The liability to BMO is recorded when actual collections are received.

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation has been paid in full, Palisades XVI has been released from further debt obligations from the RFA.

Cash Flow

As of September 30, 2018, our cash and cash equivalents decreased $11.3 million to $6.3 million, from $17.6 million at September 30, 2017.

Net cash provided by operating activities was $4.0 million during the fiscal year ended September 30, 2018, as compared to $11.9 million used in operating activities for the fiscal year ended September 30, 2017. The increase in cash provided by operating activities is primarily due to change in prepaid and income taxes receivable of $12.1 million and earnings from equity method investment of $3.9 million. Net cash provided by investing activities was $18.5 million during the fiscal year ended September 30, 2018, as compared to $55.6 million provided by investing activities during the fiscal year ended September 30, 2017. The decrease in cash provided by investing activities is primarily due to higher proceeds from sales of available-for-sale securities in the prior fiscal year. Net cash used in financing activities was $33.6 million during the fiscal year ended September 30, 2018, as compared to net cash used in financing activities of $42.7 million during the fiscal year ended September 30, 2017. The decrease in cash used in financing activities during the current year was primarily due to the purchase of treasury stock in the prior fiscal year, partially offset by payment of a special dividend in the current fiscal year.

Our cash requirements have been and will continue to be significant to operate our various lines of business. Significant requirements include costs involved in the collections of consumer receivables, investment in consumer receivable portfolios and investment in personal injury claims. In addition, dividends could be paid if and when approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will not be dependent on a credit facility in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off balance sheet arrangements.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control - Integrated Framework, issued in 2013. Based on management’s assessment, and based on the criteria in COSO 2013, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018 due to the material weaknesses identified below.

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

Planned Ongoing/Remedial Actions:

●

The Company has retained and intends to continue to retain the services of outside consultants, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel.

●

The Company is in the process of developing policies, procedures, and controls for the specific areas identified in this material weakness. The Company will also hire additional accounting and finance personnel with significant accounting and SEC reporting experience to join its finance team to ensure consistent application of these accounting principles and adherence to the Company’s newly adopted policies, procedures, and controls. The Company is reviewing the current financial controls to assess if additional management review controls are necessary and have begun working with all finance personnel to establish the appropriate documentation criteria for the existing controls including evidence of review, timeliness and variance thresholds.

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

●

Since the original determination regarding the material weakness associated with significant and related party transactions at the subsidiary level, the Company has installed contract management software to manage all of its contracts and associated obligations under those contracts. Management from each department has been trained on the software, and all contracts now require approvals of designated managers and the accounting department prior to execution. All contracts are reviewed by accounting personnel with requisite experience in identifying complex accounting transactional and disclosure issues.

2.        The Company lacks a formal policy to assess the adequacy of the design and operating effectiveness of controls related to certain of the Company’s subsidiaries, third party service providers and third party advocates, which was first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and was also identified as a material weakness in connection with the preparation of this report .

Planned Ongoing/Remedial Actions:

The Company has increased the frequency of onsite inspections of third party servicers over the last three months, utilizing existing accounting/finance personnel familiar with the specific accounting processes involved at each location. The Company has provided training to accounting personnel at subsidiary locations, and is developing detailed checklist and processes that can be used, and reviewed by management during period ends.

3.        The Company did not maintain effective internal controls over accounting for complex transactions specifically associated with equity method investment, which was first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and was also identified as a material weakness in connection with the preparation of this report .

Planned Ongoing/Remedial Actions:

●

The Company has developed policies, procedures, and controls to ensure the proper accounting for complex technical issues are identified, researched and brought to management's attention. The Company is in the process of training the appropriate personnel on new and existing accounting pronouncements, Company policies, procedures, and controls.

 4.     The Company did not maintain effective internal controls over accounting for foreign transactions specifically associated with accounting for transaction and translation adjustments, unallocated payments and cutoff, were first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and was also identified as a material weakness in connection with the preparation of this report .

Planned Ongoing/Remedial Actions:

●

The Company has developed and plans to implement improved policies, procedures, processes and controls, as well as, conduct trainings to ensure the proper accounting for foreign currency matters in accordance with ASC 830, Foreign Currency Matters.

●

The Company plans to utilize an accounting system to ensure that all transactions are systematically re-measured and translated at the applicable foreign currency exchange rate and the associated gain or loss is appropriately recognized in Accumulated Other Comprehensive Income ("AOCI") or earnings.

●	The Company is currently reconciling the AOCI account, in a timely manner.

5.     The Company’s social security disability advocacy segments controls lack the ability to ensure, in a timely manner, that they are legally entitled to the monies received; whether they have third-party documentation supporting the cash receipts; or whether a specific advocacy case is ongoing or closed. The aggregation of the impact of these deficiencies rises to the level of a material weakness, being first identified as a material weakness in connection with the preparation of this report .

Planned Remedial Actions:

●

The Company plans to implement changes to the software that manages the social security disability business, to reconcile the amounts received by the Social Security Administration ("SSA") to SSA's notice of award. Additionally, applicable personnel will be trained on the new software modifications to ensure compliance in the input and maintenance of claimant's files.

●	The Company plans to appropriately reconcile the amounts received from the SSA to the notice of awards, in a timely manner.

(d) Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. During the fourth quarter of fiscal year 2018, the Company formalized its Foreign Corrupt Practices Act Policy, a provided training to its employees. Additionally, during fiscal 2018, the Company restructured a portion of the business through a sale of one of its subsidiaries, and the relocation of the other. As of September 30, 2018, all subsidiaries of the Company were located within the Company's corporate offices. During the fourth quarter of fiscal year 2018, the Company identified an additional material weakness associated with documentation in the social security disability advocacy segment, described above. Management has concluded that there have been no other changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders to be filed not later than 120 days after September 30, 2018 and is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders to be filed not later than 120 days after September 30, 2018 and is incorporated herein by this reference.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

 The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders to be filed not later than 120 days after September 30, 2018 and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders to be filed not later than 120 days after September 30, 2018 and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.

 The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders to be filed not later than 120 days after September 30, 2018 and is incorporated herein by this reference.

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

2.3#

Membership Interest Purchase Agreement, dated January 12, 2018, by and between ASFI Pegasus Holdings, LLC and Pegasus Legal Funding, LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 18, 2018).

2.4#

Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

3.4	Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

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

10.24

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Bruce Foster (incorporated by reference to Exhibit 10.24 to Asta Funding Inc’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.25	Indemnification Agreement, dated September 11, 2017, by and between Asta Funding, Inc. and Seth Berman (incorporated by reference to Exhibit 10.25 to Asta Funding Inc’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.26

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Mark Levenfus (incorporated by reference to Exhibit 10.26 to Asta Funding Inc’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.27

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Louis A. Piccolo (incorporated by reference to Exhibit 10.27 to Asta Funding Inc’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.28

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and David Slackman (incorporated by reference to Exhibit 10.28 to Asta Funding Inc’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.29

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Ricky Stern (incorporated by reference to Exhibit 10.29 to Asta Funding Inc’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.30

Secured Promissory Note, dated as of December 13, 2017, by and between CBC Holdings LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

10.31

Guarantee, dated as of December 13, 2017, by and among 777 Partners, LLC and SuttonPark Capital LLC, for and on behalf of Asta Funding, Inc. (incorporated by reference to Exhibit 10.3 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

10.32

Security Agreement, dated as of December 13, 2017, by and between SuttonPark Servicing LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.4 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

10.33

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

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and Subsidiaries (the “Company") as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since April 2017.

EISNERAMPER LLP

Iselin, New Jersey

December 21, 2018

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2018	2017
ASSETS
Cash and cash equivalents	$6,284,000	$17,591,000
Available-for-sale investments (at fair value)	38,054,000	5,511,000
Consumer receivables acquired for liquidation (at cost)	3,749,000	6,841,000
Investment in personal injury claims, net	10,745,000	3,704,000
Due from third party collection agencies and attorneys	755,000	819,000
Prepaid and income taxes receivable	5,387,000	9,090,000
Furniture and equipment (net of accumulated depreciation of $1,821,000 at September 30, 2018 and $1,759,000 at September 30, 2017)	100,000	124,000
Equity method investment	236,000	50,474,000
Note receivable	4,313,000	—
Settlement receivable	3,339,000	—
Deferred income taxes	10,940,000	12,696,000
Goodwill	1,410,000	1,410,000
Other assets	1,003,000	1,043,000
Assets related to discontinued operations	—	92,235,000

Total assets	$86,315,000	$201,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,281,000	$4,980,000
Liabilities related to discontinued operations	—	81,751,000

Total liabilities	2,281,000	86,731,000

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding - none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding - none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at September 30, 2018 and 13,398,108 at September 30, 2017; and outstanding 6,685,415 at September 30, 2018 and 6,623,815 at September 30, 2017	135,000	134,000
Additional paid-in capital	68,551,000	68,047,000
Retained earnings	82,441,000	113,736,000
Accumulated other comprehensive income, net of income taxes	35,000	18,000
Treasury stock (at cost), 6,774,293 shares at September 30, 2018 and at September 30, 2017	(67,128,000)	(67,128,000)
Total stockholders’ equity	84,034,000	114,807,000

Total liabilities and stockholders’ equity	$86,315,000	$201,538,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2018	2017
Revenues:
Finance income, net	$15,863,000	$15,920,000
Personal injury claims income	1,084,000	434,000
Disability fee income	4,598,000	5,085,000

Total revenues	21,545,000	21,439,000
Gain on settlements	4,044,000	—
Other income (expense) (includes $0 and ($1,011,000) during the years ended September 30, 2018 and 2017, respectively, of accumulated other comprehensive income reclassifications for realized net losses on securities)	479,000	(94,000)

	26,068,000	21,345,000

Expenses:
General and administrative expenses	15,429,000	31,900,000
Loss on acquisition of minority interest	1,420,000	—
Interest expense	20,000	240,000
Impairments of consumer receivables acquired for liquidation	310,000	1,129,000
Earnings from equity method investment	(750,000)	(4,619,000)

	16,429,000	28,650,000

Income (loss) before income tax from continuing operations	9,639,000	(7,305,000)
Income tax expense (includes tax (benefit) expense of $0 and $404,000 during the years ended September 30, 2018 and 2017, respectively, of accumulated other comprehensive income reclassifications for realized net (losses) gains on available for sales securities)	5,502,000	1,077,000

Income (loss) from continuing operations	4,137,000	(8,382,000)
Loss from discontinued operations, net of income taxes	(80,000)	(4,620,000)

Net income (loss)	$4,057,000	$(13,002,000)

Net income (loss) per basic shares:
Continuing operations	$0.62	$(0.97)
Discontinued operations	$(0.01)	$(0.53)
	$0.61	$(1.50)
Net income (loss) per diluted shares:
Continuing operations	$0.62	$(0.97)
Discontinued operations	$(0.01)	$(0.53)
	$0.61	$(1.50)
Weighted average number of common shares outstanding:
Basic	6,662,600	8,692,668
Diluted	6,664,841	8,692,668

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended September 30,
	2018	2017
Comprehensive income (loss) is as follows:
Net income (loss)	$4,057,000	$(13,002,000)

Net unrealized securities loss, net of tax benefit of $9,000 and $8,000 during the years ended September 30, 2018 and 2017 respectively.	(17,000)	(10,000)
Reclassification adjustments for securities sold, net of tax benefit of $0 and $404,000, during the years ended September 30, 2018 and 2017 respectively.	—	(607,000)
Foreign currency translation, net of tax (expense) benefits of ($17,000), and $112,000, during the years ended September 30, 2018 and 2017 respectively.	34,000	(168,000)

Other comprehensive income (loss)	17,000	(785,000)

Total comprehensive income (loss)	$4,074,000	$(13,787,000)

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

\

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2018 and 2017

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2016	13,336,508	$133,000	$67,034,000	$126,738,000	$803,000	$(12,925,000)	$181,783,000
Stock based compensation expense	—	—	58,000	—	—	—	58,000
Net loss	—	—	—	(13,002,000)	—	—	(13,002,000)
Amount reclassified from other comprehensive loss	—	—	—	—	(607,000)	—	(607,000)
Unrealized loss on marketable securities, net	—	—	—	—	(10,000)	—	(10,000)
Purchase of treasury stock	—	—	—	—	—	(54,203,000)	(54,203,000)
Foreign currency translation, net	—	—	—	—	(168,000)	—	(168,000)
Forgiveness of debt	—	—	552,000	—	—	—	552,000
Issuance of unrestricted stock	61,600	1,000	403,000	—	—	—	404,000
Balance, September 30, 2017	13,398,108	$134,000	$68,047,000	$113,736,000	$18,000	$(67,128,000)	$114,807,000
Exercise of options	61,600	1,000	398,000	—	—	—	399,000
Stock based compensation expense	—	—	106,000	—	—	—	106,000
Net income	—	—	—	4,057,000	—	—	4,057,000
Unrealized loss on marketable securities, net	—	—	—	—	(17,000)	—	(17,000)
Dividends paid	—	—	—	(35,352,000)	—	—	(35,352,000)
Foreign currency translation, net	—	—	—	—	34,000	—	34,000
Balance, September 30, 2018	13,459,708	$135,000	$68,551,000	$82,441,000	$35,000	$(67,128,000)	$84,034,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$4,137,000	$(8,382,000)
Net loss from discontinued operations	(80,000)	(4,620,000)
Net income (loss)	4,057,000	(13,002,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62,000	97,000
Deferred income taxes	1,765,000	2,619,000
Impairments of consumer receivables acquired for liquidation	310,000	1,129,000
Stock based compensation	106,000	101,000
Loss on sale of available-for-sale securities	—	1,011,000
Provision for bad debts – personal injury claims	499,000	—
Loss on other investment	—	3,590,000
Forgiveness of debt	—	552,000
Settlement Receivable	(3,884,000)
Earnings from equity method investment	(750,000)	(4,619,000)
Changes in:
Prepaid and income taxes receivable	3,703,000	(8,376,000)
Due from third party collection agencies and attorneys	54,000	228,000
Other assets	40,000	5,550,000
Other liabilities	(2,665,000)	825,000
Changes in net assets related to discontinued operations	710,000	(1,568,000)

Net cash provided by (used in) operating activities	4,007,000	(11,863,000)

Cash flows from investing activities:
Purchase of consumer receivables acquired for liquidation	—	(2,214,000)
Principal collected on consumer receivables acquired for liquidation	2,117,000	7,624,000
Principal collected on consumer receivable accounts represented by account sales	3,000	197,000
Purchase of available-for-sale securities	(32,569,000)	(13,193,000)
Proceeds from sales of available-for-sale securities	—	62,406,000
Purchase of non-controlling interest	(1,800,000)	—
Proceeds from sale of CBC	4,491,000	—
Proceeds from notes receivable	1,437,000	—
Proceeds from settlements	1,116,000	—
Acquisition of personal injury claims portfolios	(14,571,000)	—
Investments in personal injury claims - advances	(60,000)	(4,369,000)
Investments in personal injury claims - receipts	7,091,000	665,000
Change in equity method investment	52,788,000	2,727,000
Capital expenditures	(38,000)	(25,000)
Change in investing activities related to discontinued operations	(1,538,000)	1,793,000

Net cash provided by investing activities	18,467,000	55,611,000

Cash flows from financing activities:
Proceeds from exercise of stock options	399,000	—
Purchase of treasury stock	—	(54,203,000)
Dividends paid	(35,352,000)	—
Change in financing activities related to discontinued operations	1,387,000	11,500,000

Net cash used in financing activities	(33,566,000)	(42,703,000)
Foreign currency effect on cash	101,000	(155,000)
Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	(10,991,000)	890,000
Less: net (decrease) increase in cash and cash equivalents classified within assets related to discontinued operations	(316,000)	419,000

Net (decrease) increase in cash and cash equivalents	(11,307,000)	1,309,000
Cash and cash equivalents at beginning of year	17,591,000	16,282,000

Cash and cash equivalents and restricted cash at end of year	$6,284,000	$17,591,000

Supplemental disclosure of cash flow information:
Continuing operations:
Cash paid for:
Interest	$20,000	$149,000

Income taxes	$—	$6,200,000

Discontinued operations:
Cash paid for:
Interest	$824,000	$3,929,000

Supplemental disclosures of non-cash investing and financing activities:
Continuing operations:
Note receivable	$5,750,000	$—
Settlement receivable	$3,884,000	$—
Discontinued operations:
Issuance of unrestricted stock	$—	$404,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

 NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

 [1] The Company:

Asta Funding, Inc. (“Asta”), a Delaware Corporation, together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Practical Funding LLC (“Practical Funding”), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through the Company's wholly owned subsidiaries Sylvave, Simia and Practical Funding, social security disability advocacy through the Company's wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

For the current year period from October 1, 2017 to January 12, 2018, Pegasus was 80% owned, but not controlled, and accounted for under the equity method. On January 12, 2018 (“Date of Acquisition”), the Company acquired the remaining 20% minority shareholder's interest, and a controlling financial interest, in Pegasus, changed its name to Sylvave and now currently owns 100% of Sylvave. Commencing on the Date of Acquisition, the Company consolidated the financial results of this entity.

We operate principally in the United States in three reportable business segments: consumer receivables, social security disability advocacy and personal injury claims. We previously operated a fourth segment when we engaged in the structured settlements business through our wholly owned subsidiary CBC Settlement Funding, LLC (“CBC”), which we sold on December 13, 2017.

As a result of the sale of CBC all periods presented in the Company's consolidated financial statements account for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 2 - Discontinued Operations.

Consumer receivables

 This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, charged off receivables. Recently, our effort has been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

 Personal injury claims

   This segment is comprised of purchased interests in personal injury claims from claimants who are a party to a personal injury claim. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018 to continue in the personal injury claims funding business. To date, Practical Funding has not funded any advances on personal injury claims.

Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtained its business from external brokers and internal sales professionals soliciting attorneys and law firms who represent claimants who have personal injury claims. Business was also obtained from its website and through attorneys. The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods the Company includes the financial results of Sylvave in its consolidated statement of operations. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal claim advances in the ordinary course.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 [1] The Company (Continued):

 Social security disability advocacy

This segment consists of advocacy groups representing individuals throughout the United States in their claims for social security disability and supplemental social security income benefits from the Social Security and Veterans Administration. It relies upon Search Engine Optimization (“SEO”) to bring awareness to its intended market.

 [2] Basis of Presentation:

 The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices. All intercompany accounts have been eliminated in consolidation.

 [3] Liquidity:

 At September 30, 2018, the Company had $6.3 million in cash and cash equivalents, as well as $38.1 million in level 1 securities that are classified as available for sale, on hand and no debt.  In addition, the Company had working capital of $84 million at September 30, 2018.

  We believe that our available cash resources and expected cash inflows from operations will be sufficient to fund operations for the next twelve months.

[4] Use of estimates:

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

[5] Concentration of Credit Risk – Cash, Cash Equivalents and Restricted Cash:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with four banks that exceeded the balance insured by the FDIC by approximately $1.1 million at September 30, 2018. Additionally, two foreign banks with an aggregate balance of $1.4 million are not FDIC insured. The Company had $0.5 million of restricted cash at September 30, 2017, which was classified within assets related to discontinued operations on the consolidated balance sheet. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[7] Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated impaired fair value of goodwill and its carrying amount. The goodwill of the Company consists of $1.4 million from the purchase of VATIV.

[8] Income recognition, Impairments and Accretable yield adjustments:

Income Recognition

The Company accounts for certain of its investments in consumer receivables using the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310” ). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

The Company accounts for its investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. The Company's interest purchased in personal injury claim advances consists of the right to receive from a claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

 The Company recognizes revenue for GAR Disability Advocates and Five Star when disability claimants cases close with the social security administration and the applicable fees are collected.

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[8] Income recognition, Impairments and Accretable yield adjustments (Continued):

Impairments and accretable yield adjustments

The Company accounts for its impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The recognition of income under ASC 310 is dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event the Company cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. ASC 310 permits the change to the cost recovery method. The Company will recognize income only after it has recovered its carrying value.

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections. The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. The Company invests in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows, and the Company’s ability to recover their cost basis.

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

[9] Equity method investments:

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

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the years ended September 30, 2018 and 2017.

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[10] Personal Injury Claim Advances:

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

 [12] Furniture and equipment:

Furniture, equipment and software are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 7 years). An accelerated depreciation method is used for tax purposes.

[13] Income taxes:

Deferred federal and state taxes arise from (i) recognition of finance income collected for tax purposes, but not yet recognized for financial reporting; (ii) provision for impairments/credit losses, all resulting in timing differences between financial accounting and tax reporting; (iii) amortization of intangibles resulting in timing differences between financial accounting and tax reporting; (iv) stock based compensation; and (v) partnership investments.

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

The Company records its available-for-sale investments at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale investments as of September 30, 2018, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

[17] Stock-based compensation:

The Company accounts for stock-based employee compensation under FASB ASC 718, Compensation - Stock Compensation , (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and vesting of restricted stock awards be recognized in the statement of operations.

[18] Reclassification:

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

[19] Foreign Currency Translation:

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

[20] Impact of Recently Issued Accounting Standards:

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

[20] Impact of Recently Issued Accounting Standards (continued):

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

September 30, 2018 and 2017

 NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million.

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1,800,000, through the issuance of restricted stock valued at approximately $1.0 million and $0.8 million in cash. Each of the two original principals received 61,652 shares of restricted stock at a fair market value of $7.95 per share and $0.4 million in cash. An aggregate of 123,304 shares of restricted stock were issued as part of the transaction.

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

On December 13, 2017, the Company entered into a Purchase Agreement with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.3 million. Of the aggregate purchase price, approximately $4.5 million was paid in cash, and $5.8 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. See Note 9 - Note Receivable. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The Company recognized a loss of approximately $2.4 million on the above sale of CBC as of September 30, 2017.

As a result of the sale of CBC all periods presented in the Company's consolidated financial statements will account for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising the structured settlement business to assets related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented.

As of September 30, 2018, the Company had no assets or liabilities designated as discontinued operations. As of September 30, 2017, the components of the Company designated as discontinued operations had assets and liabilities of $92.2 million and $81.8 million, respectively. For the years ended September 30, 2018 and 2017, the Company designated as discontinued operations reported loss, net of income tax benefit of $0.0 million and $3.4 million, respectively, of $0.1 million and $4.6 million, respectively.

The major components of assets and liabilities of the discontinued operations are as follows:

	September 30,
	2018	2017
ASSETS
Cash and cash equivalents	$—	$1,617,000	(1)
Restricted cash	—	499,000
Structured settlements	—	86,971,000
Furniture and equipment (net of accumulated depreciation of $111,000 at September 30, 2017)	—	34,000
Goodwill	—	—
Other assets	—	3,114,000

Total assets related to discontinued operations	$—	$92,235,000

LIABILITIES AND MEMBERS’ EQUITY
Other debt - CBC	$—	$78,935,000
Other liabilities	—	2,816,000

Total liabilities related to discontinued operations		$81,751,000

(1) Cash balance with one bank at September 30, 2017 that exceeded the balance insured by the FDIC by approximately $0.5 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED):

The following table presents the operating results, for the years ended September 30, 2018 and 2017, for the components of the Company designated as discontinued operations:

	2018	2017
Revenues:
Unrealized gain on structured settlements	$244,000	$4,326,000
Interest income on structured settlements	2,005,000	8,224,000
Loss on sale of structured settlements	—	(5,353,000)
Total revenues	2,249,000	7,197,000
Other income	11,000	58,000
	2,260,000	7,255,000
Expenses:
General and administrative expenses	1,560,000	9,954,000
Interest expense	824,000	3,927,000
Impairment	—	1,405,000
	2,384,000	15,286,000

Loss from discontinued operations before income tax	(124,000)	(8,031,000)
Income tax benefit from discontinued operations	(44,000)	(3,411,000)
Net loss from discontinued operations, net of income tax	$(80,000)	$(4,620,000)

Prior to its sale, we, through CBC purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized gains recognized in the fiscal year ended September 30, 2018, approximately $0.2 million is due to day one gains on new structured settlements financed during the period. There were no other changes in assumptions during the period. Of the $4.3 million of unrealized gains recognized in the fiscal year ended September 30, 2017, approximately $6.9 million is due to day one gains on new structured settlements financed during the period, $0.2 million due to a change in the discount rate, offset by a decrease of $2.1 million in realized gains recognized as realized interest income on structured settlements during the period and a fair value adjustment of $0.7 million. There were no other changes in assumptions during the period.

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

On April 28, 2017, CBC entered into an Assignment Agreement (the “Assignment Agreement”) by and among CBC and an unrelated third party (“Assignee”). The Assignment Agreement provided for the sale of a portion of the Company’s life contingent asset portfolio included in the Company’s structured settlements to the Assignee for a purchase price of $7.7 million. The Company realized a loss from the sale of $5.4 million in the year ended September 30, 2017.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED):

On April 28, 2017, CBC entered into the Tenth Amendment, extending the line of credit to June 30, 2017. Other terms and conditions of the Ninth Amendment, in effect as of March 31, 2017, remained unchanged.

Structured settlements consist of the following as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Maturity (1) (2)	$—	$139,107,000
Unearned income	—	(52,136,000)
Structured settlements, net	$—	$86,971,000

(1)	The maturity value represents the aggregate unpaid principal balance at September 30, 2018 and 2017.

(2)	There is approximately $0.3 million of structured settlements that are past due, or in non-accrual status at September 30, 2017.

Encumbrances on structured settlements as of September 30, 2018 and 2017 are as follows:

	Interest Rate	September 30, 2018	September 30, 2017
Notes payable secured by settlement receivables with principal and interest outstanding payable until June 2025	8.75%	$—	$1,607,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until August 2026	7.25%	—	3,612,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until April 2032	7.125%	—	3,891,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2037	5.39%	—	17,390,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until March 2034	5.07%	—	13,389,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until February 2043	4.85%	—	13,001,000
Notes payable secured by settlement receivables with principal and interest outstanding payable until January 2069	5.00%	—	17,456,000
$25,000,000 revolving line of credit	4.25%	—	8,589,000
Encumbered structured settlements		—	78,935,000
Structured settlements not encumbered		—	8,036,000
Total structured settlements		$—	$86,971,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED):

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

As of September 30, 2017, the remaining debt amounted to $78.9 million, which consisted of $8.6 million drawdown from a line of credit from an institutional source and $70.3 million notes issued by entities 100%-owned and consolidated by CBC. These entities are bankruptcy-remote entities created to issue notes secured by structured settlements. During December 2017, the debt associated with CBC was sold along with CBC's other assets and liabilities.

CBC leased its facility in Conshocken, PA. The lease was an operating lease, and the Company incurred related rent expense in the amount of $163,000, for the year ended September 30, 2017. This lease was transferred to the buyer of CBC in December 2017, and the Company was released from all future obligations under the lease.

NOTE 3 - AVAILABLE - FOR - SALE INVESTMENTS

Investments classified as available-for-sale at September 30, 2018 and 2017 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2018	$38,069,000	$1,000	$(16,000)	$38,054,000
2017	$5,500,000	$11,000	$—	$5,511,000

The available-for-sale investments, excluding U.S. treasury bills, do not have any contractual maturities. The Company did not sell any investments during the year ended September 30, 2018. The Company sold six investments during the year ended September 30, 2017, with an aggregate realized loss of $1.0 million. Additionally, the Company received $0.2 million in capital gains distributions during fiscal year 2017.

At September 30, 2018, the Company had three investments in mutual funds, in addition to investments in U.S. Treasury Bills of $30.5 million which are carried at fair value, and are deemed to be level 1 assets, none of which were in an unrealized loss position that had existed for 12 months or more. At September 30, 2017 there was one investment, which was in unrealized gain position. Based on the evaluation of the available evidence at that time, including changes in market rates and credit rating information, management believed that any decline in fair value for these instruments would be temporary. In addition, management had the ability but did not believe it would be required to sell those investment securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of those securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 4 - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION:

Accounts acquired for liquidation are stated at cost and consist primarily of defaulted consumer loans to individuals primarily throughout the United States and South America

The Company may account for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

The Company uses the cost recovery method. Although the Company uses the cost recovery method on its current inventory of portfolios, the Company must still analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

The Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. In addition, the Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. The Company obtains and utilizes, as appropriate, input, including but not limited to, monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio. For the year ended September 30, 2018, the Company impaired one domestic and two international portfolios which resulted in a charge to expense of $0.1 million and $0.2 million, respectively. For the year ended September 30, 2017, the Company impaired one domestic and four international portfolios which resulted in a charge to expense of $0.1 million and $1.0 million, respectively.

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Year Ended September 30,
	2018	2017
Balance, beginning of period	$6,841,000	$13,427,000
Acquisitions of receivable portfolio	—	2,213,000
Net cash collections from collection of consumer receivables acquired for liquidation	(18,551,000)	(23,331,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	(3,000)	(197,000)
Impairment	(310,000)	(1,129,000)
Effect of foreign currency translation	(91,000)	(62,000)
Finance income recognized	15,863,000	15,920,000

Balance, end of period	$3,749,000	$6,841,000

Finance income as a percentage of collections	85.5%	67.7%

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 4 - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED):

During the year ended September 30, 2018, the Company did not purchase any portfolios. During the year ended September 30, 2017, the Company purchased $35.0 million in face value receivables at a cost of $2.2 million.

As of September 30, 2018, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $2.0 million and $1.3 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $3.3 million, or 88.7% of the total consumer receivables held of $3.7 million at September 30, 2018. Of the total consumer receivables 3 individual portfolios comprise 20%, 11% and 11% of the overall asset balance at September 30, 2018

As of September 30, 2017, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $3.3 million and $2.9 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $6.2 million, or 89.9% of the total consumer receivables held of $6.8 million at September 30, 2017. Of the total consumer receivables 3 individual portfolios comprise 18%, 10% and 10% of the overall asset balance at September 30, 2017.

As of September 30, 2018 and 2017, 5.9% and 5.0% of the Company's total assets were related to its international operation, respectively. For the years ended September 30, 2018 and 2017, 3.6% and 2.6% of the Company's total revenue related to its international operation, respectively.

 The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2018 and 2017, respectively.

	2018	2017
Gross collections(1)	$35,512,000	$42,456,000
Less: commissions and fees(2)	16,958,000	18,928,000

Net collections	$18,554,000	$23,528,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

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

NOTE 5 – EQUITY METHOD INVESTMENTS

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

September 30, 2018 and 2017

NOTE 5 – EQUITY METHOD INVESTMENTS (CONTINUED):

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 5 – EQUITY METHOD INVESTMENTS (CONTINUED):

The results of operations and financial position of the Company’s equity investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	2018	2017
Personal injury claims income	$671,000	$11,554,000
Operating expenses	(386,000)	5,780,000
Income from operations	$1,057,000	$5,774,000

Earnings from equity method investment	$845,000	$4,619,000

	Condensed Balance Sheet Information
	September 30, 2018	September 30, 2017
Current assets
Cash	$—	$35,631,000	(1)
Investment in personal injury claims	—	16,855,000
Other assets	—	109,000
Total Assets	$—	$52,595,000

Current liabilities	$—	$31,677,000
Non-current liabilities	—	1,952,000
Equity	—	18,966,000
Total Liabilities and Equity	$—	$52,595,000

(1) Included in cash is $35.4 million in restricted cash. The restriction was been put in place during the Company’s arbitration with PLF.

Serlefin

Serlefin Peru is the Company's 49% owned joint venture. The other 51% is owned by three individuals who share common ownership with Serlefin BPO&O Serlefin S.A. (“Serlefin”). Each owner maintains voting rights equivalent to their share ownership, and the 51% shareholders collectively manage the operations of the business. Based on the Company's ownership and voting rights, the Company lacks requisite control of Serlefin Peru, and therefore accounts for its investment in Serlefin Peru under the equity method of accounting.

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.4 million and $0.6 million in performance fees for the years ended September 30, 2018 and 2017, respectively.

The carrying value of the investment in Serlefin Peru was $0.2 million as of September 30, 2018 and September 30, 2017. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through September 30, 2018 was approximately $0.2 million, and was not significant to the Company's consolidated statement of operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 6 - PERSONAL INJURY CLAIMS FUNDING

Simia and Sylvave

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, to continue its personal injury claims funding business following the Company's decision not to renew its joint venture with PLF.  Simia commenced operation in January 2017, and conducts its business solely in the United States.  As of September 30, 2018, Simia had a personal injury claims portfolio of $2.4 million, and recognized revenue for the year then ended of $0.4 million.   As of September 30, 2017, Simia had a personal injury claims portfolio of $3.4 million, and recognized revenue for the year then ended of $0.4 million.

As noted in Note 5 - Equity Method Investments, effective January 12, 2018, the Company now accounts for Sylvave, its wholly owned subsidiary, on a consolidated basis. Simia and Sylvave remain in operation to continue to collect on their outstanding personal injury claim portfolios, but will not be funding any new advances to claimants.

Practical Funding

The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018 to continue in the personal injury claims funding business. To date, Practical Funding has not funded any advances on personal injury claims.

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia and Sylvave for the following periods:

	For the Year Ended September 30,
	2018	2017
Balance, beginning of period	$3,704,000	$—
Acquisition of personal injury funding portfolio (1)	14,571,000	—
Personal claim advances	60,000	4,077,000
Provision for losses	(516,000)	(7,000)
(Write offs) recoveries	17,000	(15,000)
Personal injury claims income	1,084,000	434,000
Personal injury claims receipts	(8,175,000)	(785,000)
Balance, end of period	$10,745,000	$3,704,000

(1) Fully acquired through the acquisition of Pegasus.

The Company recognized personal injury claims income of $1.1 million and $0.4 million for the years ended September 30, 2018, respectively. The Company has recorded a net reserve against its investment in personal injury claims of $7.1 million and $7,000 as of September 30, 2018 and 2017, respectively.

NOTE 7 - MATRIMONIAL CLAIMS

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

  ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 7 - MATRIMONIAL CLAIMS (CONTINUED):

As of September 30, 2018 and 2017, BPCM had fully reserved against its invested amount of $2.5 million, in cases managed by this Venture.  A net loss of approximately $4.0 million was recognized during the year ended September 30, 2017, when the remaining assets were fully impaired. There was no income recognized for the fiscal years ended September 30, 2018 and 2017.

NOTE 8 - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2018 and 2017 consist of the following:

	2018	2017
Furniture	$273,000	$273,000
Equipment	252,000	241,000
Software	1,396,000	1,369,000

	1,921,000	1,883,000
Less accumulated depreciation and amortization	1,821,000	1,759,000

	$100,000	$124,000

Depreciation and amortization expense for the years ended September 30, 2018 and 2017 was $62,000, and $97,000, respectively.

NOTE 9 - NOTE RECEIVABLE

Pursuant to Purchase Agreement, dated as of December 13, 2017, between the Purchaser and CBC, CBC sold to the Purchaser all of the issued and outstanding equity capital of CBC for $10.3 million. In conjunction with this sale the Company received $4.5 million in cash, and a Promissory Note (the “Note”) for $5.8 million from the Purchaser. The Note bears interest at 7% per annum, payable in quarterly installments of principle and interest through December 13, 2020, and is secured pursuant to a Security Agreement (the “Security Agreement”) with an affiliate of the Purchaser. Under the Security Agreement the Company has a first priority security interest and lien on all servicing fees received by the affiliate. As of September 30, 2018, the Purchaser is current on all its obligations under the Note, and the principle amount outstanding on this Note is $4.3 million. For the year ended September 30, 2018, the Company recorded $0.3 million in interest income, which has been classified as other income in the Company’s consolidated statement of operations, associated with this note. See Note 2 – Discontinued Operations.

NOTE 10 - SETTLEMENTS

In August 2014, the Company filed a lawsuit in Delaware state court against a third party servicer arising from the third party servicer’s failure to pay the Company certain amounts that are due the Company under a servicing agreement.  The third party servicer filed a counterclaim in the Delaware action alleging that the Company owes certain amounts to the third party servicer for court costs pursuant to an alleged arrangement between the companies.  On or about July 12, 2018, the parties agreed to settle the action pursuant to a settlement agreement and release, which provides for, among other things, the payment by the third party servicer of $4.4 million to the Company pursuant to an agreed upon schedule with a lump sum payment to be made at the third anniversary of the agreement.

These fee based settlements are required to total $2.4 million and $4.4 million by the second and third anniversaries, respectively. To the extent that these fee based settlement fees are less than these amounts, the servicer is required to make lump sum true-up payments.

The Company determined the fair value of this settlement using (i) historical collection history to estimate the fee based settlement fees that are expected to be received each month from the servicer; (ii) the contractual true-up dates, discussed above, in order to estimate the anticipated true-up payments that will be received from the servicer on the second and third anniversaries; and (iii) an imputed interest rate of 8.5%.

As of September 30, 2018, the Company has a settlement receivable due from this third party servicer of $3.3 million. During fiscal year 2018, the Company received $0.6 million in payments from this third party servicer. For the year ended September 30, 2018, the Company recorded a gain on settlement of $3.4 million, and $0.1 million in interest income, which is included in other income on the Company's consolidated statement of operations.

Additionally, the Company also recorded a gain on settlement of $0.6 million from a third party financial institution associated with the Company's prior purchase of a consumer debt portfolio.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 11 - NON RECOURSE DEBT

Non-Recourse Debt - Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007,  December 2007,  May 2008,  February 2009,  October 2010 and August 2013 ( the “RFA”) from Bank of Montreal (“BMO”), in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments and the most recent agreement signed in August 2013.

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

During the month of June 2016, the Company received the balance of the $16.9 million, and, as of September 30, 2018 and 2017, the Company recorded a liability to BMO of approximately $117,000 and $148,000, respectively. The funds were subsequently remitted to BMO in October 2018 and 2017, respectively. The liability to BMO is recorded when actual collections are received.

Bank Hapoalim B.M. (“Bank Hapoalim”) Line of Credit

On May 2, 2014, the Company obtained a $20 million line of credit facility from Bank Hapoalim, pursuant to a Loan Agreement (the “Loan Agreement”) among the Company and its subsidiary, Palisades Collection, LLC, as borrowers (“the Borrowers”), and Bank Hapoalim, as agent and lender. The Loan Agreement provides for a $20.0 million committed line of credit and an accordion feature providing an increase in the line of credit of up to $30 million, at the discretion of the lenders. The facility was for a term of three years at an interest rate of either LIBOR plus 275 basis points or prime, at the Company’s option. The Loan Agreement included covenants that required the Company to maintain a minimum net worth of $150 million and pay an unused line fee. The facility was secured pursuant to a Security Agreement among the parties to the Loan Agreement, with property of the borrowers serving as collateral. On March 30, 2016, the Company signed the First Amendment to the Loan Agreement (the “First Amendment”) with Bank Hapoalim which amended certain terms of their banking arrangement. The First Amendment included (a) the reduction of the interest rate to LIBOR plus 225 basis points; (b) a decrease in the Net Equity requirement by $50 million, to $100 million and (c) modified the Net Loss requirement from a quarterly to an annual basis. All other terms of the original agreement remained in effect. The Company borrowed $9.6 million in February 2017 against the facility. There was a $10.0 million aggregate balance on deposit at Bank Hapoalim which served as collateral for the line of credit, and was reflected as restricted cash. On April 28, 2017, the Company renewed the line of credit facility with the new maturity date of August 2, 2017, under the existing terms and conditions. On August 2, 2017, the $9.6 million line of credit expired and the Company satisfied the debt with cash that was held in deposit as collateral with the bank. As of September 30, 2018 and 2017, there was no outstanding facility.

 NOTE 12 - OTHER LIABILITIES

Other liabilities as of September 30, 2018 and 2017 are as follows:

	2018	2017
Accounts payable and accrued expenses	$2,281,000	$1,835,000
Lawsuit reserve (see Note 15 - Commitments and Contingencies - Legal Matters )	—	3,145,000

Total other liabilities	$2,281,000	$4,980,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 13 - INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 2018 and 2017 are as follows:

	2018	2017
Current:
Federal	$3,709,000	$(5,065,000)
State	—	—

	3,709,000	(5,065,000)

Deferred:
Federal	1,525,000	2,322,000
State	224,000	409,000

	1,749,000	2,731,000

Sub-total	5,458,000	(2,334,000)

Less: income tax benefit on discontinued operations	(44,000)	(3,411,000)

Provision for income taxes	$5,502,000	$1,077,000

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act significantly revises corporate income tax law by, among other things, lowering the corporate income tax rates from 35% to 21%. Under GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. During the year ended September 30, 2018, tax expense of approximately $4.4 million was recorded, representing the revaluation of deferred tax assets and liabilities as a result of the lower corporate tax rate established by the Tax Act. As of September 30, 2018, the Company has completed the accounting for the tax effects of the enactment of the Tax Act.

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2018 and 2017 as follows:

	2018	2017
Statutory federal income tax rate	24.5%	35.0%
State income tax, net of federal benefit	2.3	(2.7)
Permanent difference in municipal interest	(1.1)	1.3
Permanent difference other	—	(4.1)
Change in valuation allowance	(12.1)	(14.0)
Impact of the Tax Act (1)	46.3	—
Other	(2.5)	(0.3)

Effective income tax rate	57.4%	15.2%

(1) The revaluation of the Company's deferred tax assets and liabilities due to the lower corporate tax rate established by the Tax Act resulted in $4.4 million of tax expense during the year ended September 30, 2018.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

 NOTE 13 - INCOME TAXES (CONTINUED):

The Company recognized a net deferred tax asset of $10,940,000 and $12,696,000 as of September 30, 2018 and 2017, respectively. The components are as follows:

	September 30, 2018	September 30, 2017
Impairments/bad debt reserves	$328,000	$4,380,000
Revenue recognition pertaining to the cost over estimated collections method	6,312,000	8,572,000
State tax net operating loss carry forward	7,421,000	9,603,000
Stock based compensation	2,367,000	3,520,000
Unrealized gain on structured settlements	—	(5,187,000)
Capital loss carry forward	1,724,000	2,597,000
Foreign currency	404,000	472,000
Depreciation, amortization and other	215,000	193,000

Deferred income taxes	18,771,000	24,150,000
Deferred tax valuation allowance	(7,831,000)	(11,454,000)

Deferred income taxes	$10,940,000	$12,696,000

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The expiration date for state net operating loss (“NOL”) carry forwards (from September 30, 2009) is September 30, 2029. The New Jersey NOL carry forward balance as of September 30, 2018 is approximately $73.2 million. In addition, the Company has New York State and City NOL of approximately $16.5 million and $3.5 million as of September 30, 2018, respectively. The Company has generated approximately $2.2 million of foreign NOL’s, all of which are fully reserved with a valuation allowance, due to cumulative losses in those jurisdictions. The Company has a federal capital loss carry forward of $6.1 million expiring in 2022 that has been fully reserved.

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement, if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2018. Based on this evaluation, the Company has recorded a deferred tax asset valuation allowance on their state NOL’s and capital loss carry forwards of approximately $7.8 million as of September 30, 2018 as compared to $11.5 million reported on September 30, 2017. Although the carry forward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carry forward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than- not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

 The Company's amended federal tax return for the year ended September 30, 2014 and 2015 is currently being audited by the Internal Revenue Service. The tax returns for the 2016 fiscal year are subject to examination. The Company does not have any uncertain tax positions.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

 NOTE 14 - NET INCOME PER SHARE:

 The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2018 and 2017:

	2018	2017
Income (loss) from continuing operations	$4,137,000	$(8,382,000)

Loss from discontinued operations	(80,000)	(4,620,000)

Net income (loss)	$4,057,000	$(13,002,000)

Basic earnings (loss) per common share from continuing operations	$0.62	$(0.97)
Basic loss per common share from discontinued operations	(0.01)	(0.53)
Basic earnings (loss) per share	$0.61	$(1.50)

Diluted earnings (loss) per common share from continuing operations	$0.62	$(0.97)
Diluted loss per common share from discontinuing operations	(0.01)	(0.53)
Diluted earnings (loss) per share	$0.61	$(1.50)

Weighted average number of common shares outstanding:
Basic	6,662,600	8,692,668
Dilutive effect of stock options	2,241	—
Diluted	6,664,841	8,692,668

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, (ii) Houston, Texas, and (iii) Louisville, Kentucky. The leases are operating leases, and the Company incurred related rent expense in the amounts of $324,000, and $360,000 during the years ended September 30, 2018 and 2017, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2019	$265,000
2020	224,000
$489,000

The Company’s lease of its Louisville, Kentucky facility expires in December 2018.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

The Company was a defendant in a lawsuit filed in Montana state court alleging fraud and abuse of process arising from the Company’s business relationship with an entity that finances divorce litigation proceedings. On November 24, 2017, the Company paid $0.8 million as a settlement in conjunction with the lawsuit filed against the Company in Montana state court alleging, fraud and abuse of process arising from the Company's business relationship with an entity that finances divorce proceedings. As of September 30, 2017, the $0.8 million settlement was accrued for in the Company's consolidated balance sheet.

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. The Company is not involved in any other material litigation in which we are a defendant.

NOTE 16 - CONCENTRATIONS

At September 30, 2018, approximately 31% of the Company’s portfolio face value was serviced by 5 collection organizations. The Company has servicing agreements in place with these 5 collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 31% of the Company’s portfolio face value, it does represent approximately 87% of the Company’s portfolio face value at all third party collection agencies and attorneys.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 16 – CONCENTRATIONS (CONTINUED):

At September 30, 2017, approximately 35% of the Company’s portfolio face value was serviced by 5 collection organizations. The Company has servicing agreements in place with these 5 collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 35% of the Company’s portfolio face value, it does represent approximately 90% of the Company’s portfolio face value at all third party collection agencies and attorneys. In the current year the Company has three consumer receivable portfolios that comprise over 10% of asset balance (20%, 11% and 11%), and one portfolio which generated greater than 10%, at 24% of asset balance.

NOTE 17 - STOCK OPTION PLANS

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. As of September 30, 2018, the Company has granted 540,800 options and 245,625 shares of restricted stock since inception of the 2012 Plan. Additionally, 109,768 options have been cancelled during that time period, leaving 1,323,343 shares available as of September 30, 2018. As of September 30, 2018, approximately 60 of the Company’s employees were eligible to participate in the 2012 Plan.

Equity Compensation Plan

 On December 1, 2005, the board of directors adopted the Company’s Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan (as defined below).

In addition to permitting the grant of stock options, as are permitted under the 2002 Stock Option Plan, the Equity Compensation Plan allows the Company flexibility with respect to equity awards by also providing for grants of stock awards (i.e., restricted or unrestricted), stock purchase rights and stock appreciation rights.

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. As of March 21, 2012, no additional awards could be issued under this plan.

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

The Company authorized 1,000,000 shares of Common Stock for issuance under the 2002 Plan. As of March 5, 2012, no additional awards could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 17 - STOCK OPTION PLANS (CONTINUED):

 Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the income statement rather than a disclosure in the notes to the Company’s consolidated financial statements.

On June 8, 2017, the Compensation Committee granted 56,600 stock options to an officer and employees of the Company, of which 10,000 options vested immediately, 10,000 options vested on January 1, 2018, 10,000 options vest on January 1, 2019 and the remaining 26,600 stock options vest in three equal annual installments and accounted for as one graded vesting award. The exercise price of these options was at the market price on that date. The weighted average assumptions used in the option pricing model were as follows:

Risk-free interest rate	1.86%
Expected term (years)	5.97
Expected volatility	26.27%
Forfeiture rate	3.49%
Dividend yield	0.00%

Summary Of The Plan

 Compensation expense for stock options and restricted stock is recognized over the vesting period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.

 The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan and the Equity Compensation Plan (the “Plans”):

	Year Ended September 30,
	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	880,567	$8.05	949,667	$8.47
Options granted	—	—	56,600	6.55
Options forfeited/cancelled	(90,100)	8.11	(125,700)	10.59
Options exercised	(61,600)	6.48	—	—

Outstanding options at the end of year	728,867	$8.17	880,567	$8.05

Exercisable options at the end of year	710,694	$8.18	796,962	$8.14

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 17 - STOCK OPTION PLANS (CONTINUED):

Summary Of The Plan (Continued):

 The following table summarizes information about the plans’ outstanding options as of September 30, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	1,200	0.6	$2.95	1,200	$2.95
$5.7501	-	$8.6250	618,167	3.7	7.97	599,994	7.97
$8.6251	-	$11.5000	109,500	4.3	9.37	109,500	9.37

			728,867	3.8	$8.17	710,694	$8.18

The Company recognized $106,000 and $58,000 of compensation expense related to stock options, for the fiscal years ended September 30, 2018 and 2017 respectively. As of September 30, 2018, there was $7,000 of unrecognized compensation cost related to unvested stock options. The weighted average remaining period over which such costs are expected to be recognized is 0.2 years.

The intrinsic value of the outstanding and exercisable options as of September 30, 2018 was approximately $1,200 and $1,200 respectively. The intrinsic value of the options exercised during fiscal year 2018 was approximately $265,000.There were no options exercised during the fiscal year 2017. The fair value of the options exercised during the fiscal year ended September 30, 2018 was $664,000. The proceeds from the exercise of stock options during the fiscal years ended September 30, 2018 were approximately $399,000. The weighted average remaining contractual life of exercisable options as of September 30, 2018 is 3.8 years. The fair value of the stock options that vested during the 2018 and 2017 fiscal years was approximately $258,000 and $685,000, respectively. The fair value of options granted during the fiscal year ended September 30, 2017 was approximately $371,000. There were no options granted during the year ended September 30, 2018.

The Company did not grant any restricted stock awards during the years ended September 30, 2018 and 2017. As of September 30, 2018 and 2017, there was no unrecognized compensation cost related to restricted stock awards.

NOTE 18 - STOCKHOLDERS’ EQUITY

The Company has 30,000,000 authorized preferred shares with a par value of $0.01 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of September 30, 2018 and 2017.

Dividends are declared at the discretion of the Board of Directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2018, there were no such restrictions, as there were no lending agreements in place.

 On February 5, 2018, the Board of Directors of the Company declared a special cash dividend in the amount of $5.30 per share with respect to its Common Stock, payable on February 28, 2018 to holders of record of the Company’s Common Stock at the close of business on February 16, 2018, with an ex-dividend date of March 1, 2018. The aggregate payment to shareholders was approximately $35.4 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 18 - STOCKHOLDERS’ EQUITY (CONTINUED):

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

Unless terminated on an earlier date pursuant to the terms of the Rights Agreement, the Rights was set to expire on June 1, 2018, or such later date as may have been established by the Board as long as any such extension is approved by a vote of the stockholders of the Company by June 1, 2018. The Company concluded any value associated with the Right given to shareholders as a dividend was deemed deminimus.

The Rights and Rights Agreement expired unexercised on June 1, 2018.

NOTE 19 - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the board of directors each plan year. Contributions for the years ended September 30, 2018 and 2017 were $127,000 and $139,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 20 - FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES:

Disclosures about Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2018		September 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$1,786,000	$1,786,000	$68,000	$68,000
Available-for-sale investments (Level 1)	38,054,000	38,054,000	5,511,000	5,511,000
Consumer receivables acquired for liquidation (Level 3)	3,749,000	27,574,000	6,841,000	32,603,000

The following assets have been reclassified to discontinued operations as of September 30, 2017:

	September 30, 2017
	Carrying Amount	Fair Value
Financial asset
Structured settlements (Level 3)	$86,971,000	$86,971,000

Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

Cash equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

Available-for-sale investments - The available-for-sale securities consist of mutual funds and U.S. treasury bills that are valued based on quoted prices in active markets. The U.S. treasury bills have been classified as available for sale by the Company, as they are deemed to be short term investments, and can be liquidated as needed by the Company.

The Company’s available-for-sale investments are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2017. The Company had no Level 2 or Level 3 available-for-sale investments during the fiscal year ended September 30, 2017.

Consumer receivables acquired for liquidation - The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of collections for consumer receivables based on variables fully described in Note 4 - Consumer Receivables Acquired for Liquidation. These cash flows are discounted to determine the fair value.

Structured settlements (included in discontinued operations) - The Company determined the fair value based on the discounted forecasted future collections of the structured settlements. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. The $0.2 million of unrealized gains recognized in the fiscal year ended September 30, 2018, are due to day one gains. Of the $4.3 million of unrealized gains recognized in the fiscal year ended September 30, 2017, approximately $6.9 million is due to day one gains on new structured settlements financed during the period, $0.2 million due to a change in the discount rate, offset by a decrease of $2.1 million in realized gains recognized as realized interest income on structured settlements during the period and fair value adjustment of $0.7 million.

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

   ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 20 - FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED):

Disclosures about Fair Value of Financial Instruments (Continued):

The changes in structured settlements at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2018 were as follows:

Balance at September 30, 2017	$86,971,000
Structured settlements sold in conjunction with sale of CBC on December 13, 2017	(86,971,000)
Structured settlements as of September 30, 2018	$—

 Realized and unrealized gains and losses on structured settlements included in earnings in the accompanying consolidated statements of operations for the year ended September 30, 2018 are reported in the following revenue categories:

Total gains included in the year ended September 30, 2018	$244,000

Change in unrealized gains (losses) relating to assets held at September 30, 2018	$—

NOTE 21 - RELATED PARTY TRANSACTIONS

On September 17, 2015, the Company and Piccolo agreed to terms to a new two-year, $80,000 contract, pursuant to which Piccolo would provide consulting services. The compensation was to be paid quarterly. The consulting agreement with Piccolo terminated on September 30, 2017, and was not renewed. During fiscal 2018, the Company did not pay Piccolo any amounts under this agreement. For the year ended September 30, 2017, the Company paid Piccolo $80,000 for such services.

 In addition, A. L. Piccolo & Co., Inc. (“ALP”), which is also owned by Louis Piccolo, received a fee from Pegasus, prior to acquisition, which was calculated based on amounts loaned to Pegasus by Fund Pegasus up to maximum of $700,000. The fee was payable over nine years including interest at 4% per annum from Pegasus during the term of the Pegasus Operating Agreement that expired on December 28, 2016. Thereafter, it was payable by PLF and its affiliates.  For the years ended September 30, 2018 and 2017, Pegasus paid ALP $33,000 and $133,000, which includes fees and interest paid during the period. As of September 30, 2018 and 2017, the Company owed Piccolo $0 and $66,000, respectively, which was recorded in other liabilities on the Company’s consolidated balance sheet at September 30, 2017.

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

For the years ended September 30, 2018 and 2017, the Company made payments of $0 and $203,000, respectively, to Fortress. As of September 30, 2018 and 2017, the Company had no liability due to Fortress. Subsequent to the sale of CBC, on December 13, 2017, Fortress is no longer considered a related party.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

  NOTE 22 - SEGMENT REPORTING

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and Social security disability advocacy. The three reportable segments consist of the following:

•

Consumer receivables - This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables.  Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ® , Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Recently, the Company's efforts have been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. The Company holds consumers receivable acquired for liquidation in both Colombia and Peru of approximately $3.3 million. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims - This segment is comprised of purchased interests in personal injury claims from claimants who are a party in personal injury litigation or claim. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.  The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018 to continue in the personal injury claims funding business. To date, Practical Funding has not funded any advances on personal injury claims.

Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtained its business from external brokers and internal sales professionals soliciting attorneys and law firms who represent claimants who have personal injury claims. Business was also obtained from its website and through attorneys. The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods the Company includes the financial results of Sylvave in its consolidated statement of operations. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal injury claim advances in the ordinary course.

•

Social security disability advocacy - GAR Disability and Five Star are advocacy groups representing individuals throughout the United States in their claims for social security disability and supplemental social security income benefits from the Social Security and Veterans Administration.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale investments, a note receivable, property and equipment, goodwill, deferred taxes and other assets.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 22 - SEGMENT REPORTING (CONTINUED)

The following table shows results for continuing operations by reporting segment for the years ended September 30, 2018 and 2017.

(Dollars in millions)	Consumer Receivables	Social security disability advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Fiscal Year Ended September 30,
2018:
Revenues	$15.9	$4.6	$1.1	$-	$21.6
Other income (5)	4.0	-	-	0.5	4.5
Segment profit (loss)	17.8	1.1	1.1	(10.4)	9.6
Segment Assets (1)	12.4	1.0	11.9	61.0	86.3
2017:
Revenues	15.9	5.1	0.4	-	21.4
Other income	-	-	-	(0.1)	(0.1)
Segment profit (loss)	12.5	(1.7)	4.1	(22.2)	(7.3)
Segment Assets (1) (4)	20.4	3.9	55.0	122.2	201.5

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
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
(4) (5)

Included in Corporate are approximately $92.8 million of assets related to discontinued operations as of September 30, 2017.

Included in other income is approximately $4.0 million in gain on settlements. See Note 10 - Settlements.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of:

	Year Ended September 30,
	2018			2017
	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$7,000	$11,000	$18,000	$624,000	$179,000	$803,000

Change in unrealized gains (losses) on foreign currency translation, net	-	34,000	34,000	-	(168,000)	(168,000)
Change in unrealized gains (losses) on marketable securities	(17,000)	-	(17,000)	(10,000)	-	(10,000)
Amount reclassified from accumulated other comprehensive income	-	-	-	(607,000)	-	(607,000)

Net current-period other comprehensive income	(17,000)	34,000	17,000	(617,000)	(168,000)	$(785,000)

Ending balance	$(10,000)	$45,000	$35,000	$7,000	$11,000	$18,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 21, 2018

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern	Chairman of the Board, President, and Chief Executive	December 21, 2018
Gary Stern	Officer

/s/ Bruce R. Foster	Chief Financial Officer	December 21, 2018
Bruce R. Foster	(Principal Financial Officer and Accounting Officer)

/s/ David Slackman	Director	December 21, 2018
David Slackman

/s/ Louis A. Piccolo	Director	December 21, 2018
Louis A. Piccolo

/s/ Mark Levenfus	Director	December 21, 2018
Mark Levenfus

/s/ Timothy H. Bishop	Director	December 21, 2018
Timothy H. Bishop