Form 10-K/A
period 2018-09-30
ASTA FUNDING INC
filed 2019-01-25
CIK 1001258

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

EXPLANATORY NOTE

On December 21, 2018, Asta Funding, Inc. (the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Original 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original 10-K to include information previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before January 28, 2019 (i.e., within 120 days after the end of the Company's 2018 fiscal year). Accordingly, Part III of the Original 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of shareholders.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original 10-K with the SEC on December 21, 2018, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original 10-K.

FORM 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The members of our Board of Directors as of January 25, 2019, positions and their respective ages on that date were:

Name	Age	Position
Gary Stern	66	Chairman, President and Chief Executive Officer
Timothy Bishop	68	Director, Audit Committee Member, Nominating and Corporate Governance Committee Chair and Compensation Committee Member
Michael Monteleone	61	Director, Audit Committee Chair
Louis A. Piccolo	67	Director
David Slackman	71	Director, Audit Committee Member, Compensation Committee Chair and Nominating and Corporate Governance Committee Member

The Business Experience and Qualifications of Each Director

We believe that our Board of Directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: experience in the distressed consumer credit industry; regulatory; accounting and finance; capital markets; strategic planning; human resources and development practices; and board practices of other corporations. We believe that all of the current members of our Board of Directors possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each such member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Gary Stern has been a director and the President and Chief Executive Officer of the Company since our inception in July 1994. Mr. Stern assumed the role of Chairman in January 2009. Mr. Stern had been Vice President, Secretary, Treasurer and a director of Asta Group, a holding company and current affiliate of the Company, since 1980, and has held other positions with Asta Group prior thereto. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections. As a result of these and other professional experiences, Mr. Stern possesses particular knowledge and experience in financial management and collections, which strengthens the Board of Directors’ collective qualifications, skills and experience.

Timothy Bishop has been a director of the Company since July 2018. Mr. Bishop served Southampton College for 29 years, leaving the position of Provost in 2002 to make his first-ever run for office, when he was elected to represent New York's 1st Congressional District in one of the closest elections in the nation. He was re-elected to the House of Representatives five times. Congressman Bishop graduated from Southampton High School and holds a BA in History from Holy Cross College in Worcester, Massachusetts and a Masters Degree in Public Administration from Long Island University. During his time in Congress, Mr. Bishop served on the House Budget Committee for four years, and served as either the Vice-Chair or Co-Chair of the Democratic Budget group for all twelve years he was in Congress. Mr. Bishop previously served as a director of SFX Entertainment, Inc., a publicly traded media and entertainment company, during the period for which he served. Additionally, Mr. Bishop served as the budget officer for Southampton College for approximately 22 years. As a result of these and other professional experiences, Mr. Bishop possesses particular knowledge and experience in budget preparation, control and analysis, which strengthens the Board of Directors’ collective qualifications, skills and experience.

Michael Monteleone has been a director of the Company since January 2019. Mr. Monteleone is a retired audit partner formerly with KPMG LLP, a global network of professional firms providing audit, tax and advisory services, where he served as an SEC Reviewing Partner from January 2010 to December 2018. Mr. Monteleone possesses particular knowledge and experience in audit and accounting matters, which strengthens the Board of Directors’ collective qualifications, skills and experience.

Louis A. Piccolo has been a director of the Company since June 2004. Mr. Piccolo has served as President of A.L. Piccolo & Co., Inc., a business consulting firm specializing in management and financial consulting, since 1988. Mr. Piccolo was an Executive Vice President and Chief Financial Officer of Alfred Dunhill of London, Inc. from 1983 to 1988, and held the same positions at Debenham’s PLC, from 1981 to 1983. From 1977 to 1981, Mr. Piccolo was a senior accountant at KPMG Peat Marwick. As a result of these and other professional experiences, Mr. Piccolo possesses particular knowledge and experience in accounting and management, which strengthens the Board of Directors’ collective qualifications, skills and experience.

David Slackman has been a director of the Company since May 2002. Mr. Slackman has served as Managing Director at HT Capital Advisors LLC from August 2008 to present. Mr. Slackman served as President, Manhattan Market (New York) of Commerce Bank from January 2001 through June 2008. Mr. Slackman was an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank from 1986 to 1994. Since 2012, Mr. Slackman has served as Chairman of the New York City Advisory Board of Sterling National Bank. In 2015, Mr. Slackman was appointed President and Chief Executive Officer of the New York League of Independent Bankers until September 2016, a non-profit trade association for commercial banks in the New York metropolitan area. In October 2018, Mr. Slackman resigned his position at Sterling Bank to accept a consulting position with Republic Bank (FRBK), of Philadelphia, in connection with its expansion into New York City. As a result of these and other professional experiences, Mr. Slackman possesses particular knowledge and experience in financial services and management, which strengthens the Board of Directors’ collective qualifications, skills and experience.

No director serves or has served in the prior five years as a director of another company with a class of securities registered pursuant to Section 12 or Section 15(d) of the Exchange Act or a company registered as an investment company under the Investment Company Act of 1940, aside from Mr. Bishop’s service as a director of SFX Entertainment, Inc. indicated above.

Our executive officers as of January 25, 2019, who are not directors of the Company, their positions and their respective ages on that date are:

Name	Age	Position
Bruce R. Foster	59	Executive Vice President and Chief Financial Officer
Ricky Stern	34	Senior Vice President
Seth Berman	56	Secretary and General Counsel

Our executive officers serve at the discretion of the board of directors, subject to rights, if any, under contracts of employment.

Bruce R. Foster, CPA, age 59, has served as Executive Vice President and Chief Financial Officer of the Company since March 2016. Prior to joining the Company, Mr. Foster served as Chief Financial Officer from December 2005 to February 2016 of 4Licensing Corporation, formerly known as 4Kids Entertainment, Inc., a publicly traded company engaged in entertainment licensing, where he was employed since 2002. He also worked in public accounting for 15 years with Deloitte, an international public accounting firm, as well as other regional public accounting firms. 4Kids Entertainment, Inc. filed a voluntarily petition for bankruptcy in April 2011 and, after emerging from bankruptcy in December 2012, filed a subsequent voluntary petition in September 2016.

Ricky Stern, age 34, was appointed as Senior Vice President in March 2014. Prior to this appointment, Ricky served as our Assistant Treasurer from 2011 to 2014. Prior to joining the Company he was an analyst with a brokerage firm from 2008 to 2009. From 2009 to 2011 he earned his Master’s Degree. He is a Certified Financial Planner, Certified Investment Management Analyst, licensed health insurance producer in both New York and New Jersey and has attained the Accredited Disability Representative designation.

Seth Berman, Esq., age 56, has served as our General Counsel since 2005, was named Chief Compliance Officer in April 2013 and became Secretary of the Board of Directors in May 2016. From 1997 through 2004, Mr. Berman was associated with Weil, Gotshal & Manges LLP.

Except as described above, there are no events or legal proceedings material to an evaluation of the ability or integrity of any executive officer of the Company. Moreover, no executive officer of the Company is a party adverse to the Company or has a material interest adverse to the Company in any legal proceeding.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were filed in a timely manner.

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

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Governance and Nominating Committee as potential nominees for director since such procedures were last described in our proxy statement, filed with the SEC on October 29, 2018.

Audit Committee

We have a separately-designated standing audit committee established in accordance with the Exchange Act. Our Audit Committee generally assists our board of directors in its oversight of our accounting, financial reporting and internal control functions. The Audit Committee currently consists of Mr. Monteleone, who serves as Chairman, Mr. Bishop and Mr. Slackman. As required by Nasdaq rules, the members of the Audit Committee each qualify as “independent” under special standards established for members of audit committees. To qualify as “independent” to serve on the Audit Committee, the Nasdaq rules and the applicable rules of the SEC require that a director does not accept any consulting, advisory, or other compensatory fee from us, other than for service as a director, or be an affiliated person of us. Our board of directors has concluded that the current composition of the Audit Committee meets the requirements for independence under the rules and regulations of Nasdaq and of the SEC. In accordance with SEC rules, the Audit Committee also includes at least one member who is determined by the board of directors to meet the qualifications of an “audit committee financial expert.” Mr. Monteleone and Mr. Slackman are the directors who have been determined by the board of directors to be the audit committee financial experts.

Director Independence

Nasdaq’s listing standards require that our board of directors consist of a majority of independent directors, subject to certain cure periods, as determined under the applicable Nasdaq listing standards. Our board of directors, consistent with the determination of its Nominating and Corporate Governance Committee, has determined that each of Mr. Monteleone, Mr. Bishop and Mr. Slackman qualify as independent directors. In addition, as further required by Nasdaq rules, the board of directors, consistent with the determination of its Nominating and Corporate Governance Committee, has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by our directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Item 11.	Executive Compensation

Executive Compensation Table

We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table (reporting two fiscal years of compensation) and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Further, current reporting obligations extend only to our “Named Executive Officers” with respect to the 2018 year, which included Mr. Gary Stern, our President and Chief Executive Officer, and our two most highly compensated executive officers other than Mr. Gary Stern, Messrs. Foster and Berman, who were serving as of September 30, 2018. Additionally, while we are not required to disclose compensation for any other executive officers, we are choosing to voluntarily report compensation paid to Ricky Stern because he is considered an integral part of our executive management team as the manager of GAR Disability Advocacy, LLC, one of our wholly owned subsidiaries.

Summary Compensation Table

The following table shows for the years ended September 30, 2018 and 2017 compensation awarded to or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(*)	Total ($)
Gary Stern	2018	$600,000	$—	$—	$—	$—	$40,390	$640,390
President and Chief Executive Officer	2017	$600,000	$—	$—	$—	$—	$51,295	$651,395
Bruce Foster	2018	$275,000	$—	$—	$—	$—	$39,666	$314,666
Chief Financial Officer and Chief Accounting Officer	2017	$275,000	$150,000	$—	$—	$—	$32,398	$457,398
Ricky Stern	2018	$280,000	$—	$—	$—	$—	$24,429	$304,429
Senior Vice President and President of GAR Disability	2017	$280,000	$—	$—	$—	$—	$27,636	$307,636
Seth Berman	2018	$275,000	$—	$—	$—	$—	$35,245	$310,245
General Counsel and Chief Compliance Officer and Secretary	2017	$275,000	$20,000	$—	$—	$—	$34,241	$329,241

(*)

Name	Year	401(k) Company Match ($)	Health Insurance Premiums ($)(1)	Auto Fringe ($)	Severance ($)	Total ($)
Gary Stern	2017	$11,166	$24,610	$4,614	$—	$40,390
Bruce R Foster	2017	$10,577	$24,610	$4,479	$—	$39,666
Ricky Stern	2017	$10,769	$10,635	$3,025	$—	$24,429
Seth Berman	2017	$10,635	$24,610	$—	$—	$35,245

Narrative Following Summary Compensation Table

Total compensation paid to our Named Executive Officers is generally divided among three principal components. Base salary is generally fixed and does not vary based on our financial and other performance. Other components, such as cash bonuses and stock options or other equity or equity-based awards, are variable and dependent upon our market performance. Historically, judgments about these elements have been made subjectively. In the case of stock options, the value is dependent upon our future stock price and, accordingly, such awards are intended to reward the Named Executive Officers for favorable Company-wide performance. Our Compensation Committee reviews total compensation to see if it falls in line with peer companies and may also look at overall market data. For fiscal year 2018, the Compensation Committee determined that our compensation program was generally competitive with the members of our peer group. Our goal to promote pay for performance emphasizes the variable elements of overall compensation over fixed base salaries. In this regard, it is our policy to emphasize long-term equity awards over short-term cash bonuses, as the long-term awards are intended to align with goals such as total shareholder return. Each of the three elements of executive compensation has been determined by evaluating our analysis of our financial performance, overall economic conditions and certain individual achievements, such as successful completion of assigned tasks.

With respect to the 2018 year, we held base salaries consistent with 2017 levels. We did not grant stock options or other equity-based compensation awards to our Named Executive Officers during the 2018 year, although each of our Named Executive Officers held outstanding stock option awards as detailed below. Our executive bonuses are dependent on meeting corporate objectives. Our annual performance-based bonus opportunities for all of our Named Executive Officers are dependent upon our achievement of annual corporate objectives established each year and, in the case of our Named Executive Officers other than our Chief Executive Officer, the individual officer’s contributions towards such corporate objectives. Our Board of Directors may choose to award additional bonuses based on significant corporate achievements that occur during the year. We maintain a reasonable limit on the maximum performance bonus that may be paid.

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

Outstanding Option Awards at Fiscal Year-End

The following table provides information on exercisable options held by the named executive officers on September 30, 2018. As of September 30, 2018 none of the Named Executive Officers held unvested stock option or stock awards.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gary Stern	60,000	—	$7.63	12/15/20	—	—
	100,000	—	$7.77	12/13/21	—	—
	50,000	—	$8.49	12/12/23	—	—

Ricky Stern	10,000	—	$8.36	12/22/21	—	—
	20,000	—	$9.57	12/18/22	—	—
	20,000	—	$8.49	12/12/23	—	—

Seth Berman	2,500	—	$2.95	5/5/19	—	—
	100	—	$8.07	12/11/19	—	—
	30,000	—	$7.63	12/15/20	—	—
	30,000	—	$7.77	12/13/21	—	—
	20,000	—	$9.57	12/18/22	—	—
	20,000	—	$8.49	12/12/23	—	—

Director Compensation

Mr. Gary Stern received no compensation for serving as a director, except that he, like all directors, is eligible to be reimbursed for any expenses incurred in attending Board and committee meetings. All compensation that Mr. Gary Stern received during fiscal year 2018 has been reported above in his employee capacity within the Summary Compensation Table. For fiscal year 2018, the total annual fees that a director, other than Mr. Gary Stern, could have received for serving on our Board of Directors and committees of the Board of Directors were set as follows:

●	$45,000 for each member of the Board of Directors;

●	$35,000 for the Chairman of the Audit Committee;

●	$10,000 for Audit Committee Members;

●	$15,000 for Chairman of the Compensation Committee;

●	$7,500 for Compensation Committee Members;

●	$15,000 for Chairman of the Nominating and Governance Committee;

●	$7,500 for Nominating and Governance Committee Members.

The Audit Committee Chair fee was changed in January 2019 to $15,000 going forward.

The following table summarizes compensation paid to outside directors in fiscal 2018:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Timothy Bishop	$13,282	(2)	$—	$13,282
Mark Levenfus	$102,153	(3)	$—	$102,153
Louis Piccolo	$45,000	(4)	$—	$45,000
David Slackman	$77,500	(5)	$—	$77,500
Edward Celano	$52,500	(6)	$—	$52,500

(1)	No stock option awards were granted in fiscal year 2018.

(2)

Mr. Bishop was appointed to the Board on July 19, 2018. Includes, in addition to $9,049 for his prorated director retainer, $2,011 for his prorated fee for being a member of the Audit Committee, and $2,222 for his prorated fee for being a member of the Governance Committee of the Board of Directors, then subsequently as Chairman of the Governance Committee, after Mr. Bishop assumed the role from Mr. Levenfus.

(3)

Includes, in addition to $45,000 director retainer, $35,000 for being Chairman of the Audit Committee, $7,500 for being a member of the Compensation Committee, and $14,653 for his prorated fee for being Chairman of the Governance Committee and then, subsequently as a member of the Governance Committee of the Board of Directors, after Mr. Bishop assumed the role as Chairman. Mr. Levenfus resigned from the Board effective January 3, 2019. The Board appointed Mr. Monteleone as a director of the Company effective January 4, 2019, to fill the vacancy created by the resignation of Mr. Levenfus.

(4)	Includes $45,000 director retainer.

(5)

Includes, in addition to $45,000 director retainer, $15,000 for being Chairman of the Compensation Committee, $10,000 for being a member of the Audit Committee, and $7,500 for being a member of the Governance Committee of the Board of Directors.

(6)

Includes, in addition to $33,750 for his prorated director retainer, $7,500 for his prorated fee for being a member of the Audit Committee, $5,625 for his prorated fee for being a member of the Governance Committee, and $5,625 for his prorated fee for being a member of the Compensation Committee of the Board of Directors. Mr. Celano passed away unexpectedly on June 4, 2018.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 19, 2019 with respect to beneficial ownership of our Common Stock by (i) each director and executive officer, including any person holding the position of CEO or CFO at any time during the fiscal year of 2018, (ii) each person known by us to own beneficially more than five percent of our outstanding Common Stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 6,685,415 shares of Common Stock outstanding on January 19, 2019. Unless otherwise indicated, the address of each beneficial owner is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage(1)
GMS Family Investors LLC	862,000	(2)	12.9%
Asta Group, Incorporated	842,000	(3)	12.6%
Officers and Directors:
Ricky Stern	2,521,250	(4)	37.4%
Gary Stern	2,212,657	(5)	32.1%
Louis A. Piccolo	138,500	(6)	2.0%
Seth Berman	102,600	(7)	1.5%
David Slackman	82,000	(8)	1.2%
Michael Monteleone	—		—
Timothy H. Bishop	—		—
Bruce R. Foster	—		—

All executive officers and directors as a group (8 persons)	4,550,827	(9)	62.9%

(1) Any shares of Common Stock that any person named above has the right to acquire within 60 days of January 19, 2019, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.

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

(6) Includes 127,500 shares of Common Stock issuable upon exercise of options within 60 days of January 25, 2019.

(7) Includes 100,100 shares of Common Stock issuable upon exercise of options within 60 days of January 25, 2019.

(8) Includes 67,500 shares of Common Stock issuable upon exercise of options within 60 days of January 25, 2019.

(9) Includes 555,100 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 25, 2019.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our 2012 Stock Option and Performance Award Plan, our Equity Compensation Plan and our 2002 Stock Option Plan, as of September 30, 2018.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))
Equity Compensation Plans Approved by Stockholders	728,867	$8.17	1,323,343
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	728,867	$8.17	1,323,343

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On December 28, 2011, the Company, through a newly-formed indirect subsidiary, ASFI Pegasus Holdings, LLC (“APH”), entered into a joint venture (the “Venture”) with Pegasus Legal Funding, LLC (“PLF”) to form Pegasus Funding, LLC (“Pegasus”) for a period of five (5) years (the “Term”) in accordance with an Operating Agreement between PLF and APH. The Venture purchases interests in personal injury claims from claimants who are a party to a personal injury litigation with the expectation of a settlement in the future. In connection with the Venture, Piccolo Business Advisory, which is owned by Louis Piccolo, a non-independent director of the Company, receives a fee from Pegasus, which is calculated at $350,000 per $10,000,000 loaned to Pegasus by Fund Pegasus, LLC, a subsidiary of the Company, up to a maximum of $700,000, including interest at 4% per annum, payable over six years with payments being made in part from Pegasus’s operating expenses during the Term and thereafter by PLF and its affiliates. One of the Company’s subsidiaries is advancing to Pegasus funds to cover Pegasus’s operating expenses, which include payments to Piccolo Business Advisory. Piccolo Business Advisory was paid $67,000 during the 2018 fiscal year. During the fiscal year ended September 30, 2017, the Company paid Piccolo Business Advisory $133,000. The Company paid its final payment to Piccolo Business Advisory in March 2018, and has no further obligations under this arrangement.

Item 14.	Principal Accounting Fees and Services.

As previously disclosed, EisnerAmpner LLP (“EisnerAmpner”) has served as the Company’s independent registered public accounting firm since March 9, 2017, the date upon which the Audit Committee approved its appointment and the corresponding dismissal of Mazars USA LLP (“Mazars”) as the Company’s independent registered public accounting firm. Accordingly, as indicated below, Mazars served as the Company’s independent registered public accounting firm a portion of the 2017 fiscal year

The fees billed by EisnerAmper for professional services rendered for the year ended September 30, 2018 and for the period March 9, 2017 through September 30, 2017, are reflected in the following table:

	2018	March 9, 2017 through September 30, 2017
Audit Fees:	$1,003,000	$527,000
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total Fees:	$1,003,000	$527,000

The fees billed by Mazars for professional services rendered for the period from October 1, 2016, the beginning of our 2017 fiscal year, through March 9, 2017 the date that Mazars was dismissed as our independent registered public accounting firm, are reflected in the following table:

October 1, 2016 through March 9, 2017
Audit Fees:	$132,000
Audit-Related Fees:	-
Tax Fees:	-
All Other Fees:	-
Total Fees:	$132,000

The Audit Committee pre-approves all audit and permissible non-audit services provided by its independent registered public accounting firm. All services described above were pre-approved by our Audit Committee.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents were filed or furnished as part of the Original 10-K:

1.	Financial Statements: The consolidated financial statements of Asta Funding, Inc. included in Part II, Item 8 of the Original 10-K
2.

Financial Statement Schedules: All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.	Exhibits: The exhibits listed in Item 15(a) of the Original 10-K.

(b) The exhibits listed in the Exhibit Index of this Amendment are being filed as part of this Amendment:

EXHIBIT INDEX

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

3.4

Certificate of Eliminations of the Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

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

21.1*	Subsidiaries of Asta Funding, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of the Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

*	Previously filed with the Original 10-K

***	Filed herewith.
****	Previously furnished with the Original 10-K
+	Indicates management contract or compensatory plan.
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

Dated: January 25, 2019

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern	Chairman of the Board, President, and	January 25, 2019
Gary Stern	Chief Executive Officer

/s/ Bruce R. Foster	Chief Financial Officer	January 25, 2019
Bruce R. Foster	(Principal Financial Officer and Accounting Officer)

/s/ David Slackman	Director	January 25, 2019
David Slackman

/s/ Louis A. Piccolo	Director	January 25, 2019
Louis A. Piccolo

/s/ Michael Monteleone	Director	January 25, 2019
Michael Monteleone

/s/ Timothy H. Bishop	Director	January 25, 2019
Timothy H. Bishop